Form 10QSB
period 1996-03-31
AMDL INC
filed 1996-05-17
CIK 838879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________


     COMMISSION FILE NUMBER 33-23786-LA


                                  AMDL, INC.
                               -----------------
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                   87-0188822
     ----------------------                       ---------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                 Identification No.)


     14272 FRANKLIN AVE., SUITE 106
      TUSTIN, CALIFORNIA                                       92680-7017
- -------------------------------------------                 ----------------
(Address of principal executive offices)                       (Zip Code)


                                (714) 505-4460
            ------------------------------------------------------
               (Issuer's telephone number, including area code)


- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X__  No ____


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10 1996, the Registrant had outstanding 26,238,281 shares of its common stock, par value $.001.

Item 1.   FINANCIAL STATEMENTS

     See Pages 5-31.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Since inception, the Company has been in the development stage and has devoted its resources to research and development of its proposed cancer monitoring products. To date, the Company has not received any revenues from the sale of any products. The Company has incurred losses since inception and expects to incur a significant operating loss during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have exceeded its income. Operations have been funded principally through sales of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems and undertakes clinical trials and other actions necessary to obtain regulatory approvals. The Company also expects to incur substantial administrative and commercialization expenditures in the future. From December 31, 1995 to March 31, 1996, the Company's cash and cash equivalents increased to approximately $1,133,000. The Company is also hopeful of obtaining revenues from product sales, but there is no commitment by any person for purchase of any of these products. The Company plans to finance its cash needs principally through additional financings. However, it is not known whether the Company will be able to obtain additional funding. The Company has no firm commitments for other capital. The Company can make no prediction as to when, if ever, it will be profitable.

     Although improved in recent months, the Company's liquidity and financial condition remain poor. The Company believes that its present cash and cash equivalents will be sufficient for approximately the next nine months of operations, which would also depend upon the Company's ability to extend forbearance of collection efforts on its outstanding indebtedness. The Company's efforts during the next 12 months will be dedicated principally to providing assistance to ICD in connection with international market development, domestic and international clinical testing programs, manufacturing of the DR-70(TM) test kits and planning for commercialization of other products. ICD has entered into five exclusive distribution agreements for marketing of the test kits in the countries of Brazil, China, Indonesia, the Philippines and Poland, respectively. In order to retain exclusivity, the distributors in these respective countries will be required to make minimum purchases of the Company's test kits from ICD. However, there is no firm commitment by any distributor to purchase any kits. Inasmuch as the kits constitute a new product, regulatory approvals have not been finalized, and the distributors, in some instances, are not experienced in the sale of this type of test, no assurance can be given of any revenues from these distribution arrangements. The Company intends for ICD to expand its marketing efforts to other countries. There can be no assurance as to the success of these efforts.

     The Company anticipates incurring approximately $150,000 for additional equipment to be used in the U.S. and approximately $75,000 for relocation costs and tenant improvements for a new facility. The Company does not anticipate any significant changes in the number of employees, but this again is dependant upon financing. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may seek to add employees to further its efforts to commercialize its products.

     On March 31, 1996, the Company had total notes payable outstanding of $259,500, plus accrued interest, which is past due and in default. At March 31, 1996, the Company also had aggregate accrued salaries payable to officers and other employees and former employees of $956,926. The Company has had various communications with these persons concerning possible alternative arrangements. There can be no assurance as to the success of these efforts. The Company does not have sufficient funds to repay these loans and salaries and to continue operations.

     In February, 1995, the Company and a subsidiary of Briana formed ICD. Briana is obligated to pay a $1,000,000 marketing rights fee to the Company in connection with this venture. As of Mach 31, 1996, the Company has received $367,254 of this fee from Briana. The Company and Briana are considering various possibilities regarding payment of the balance of this marketing rights fee. The Company does not believe that Briana has the present ability to pay the balance owed.

     During the quarter ended March 31, 1996, the Company received gross cash proceeds of approximately $800,000 from the sale of approximately 2,250,000 shares of its common stock and warrants to purchase approximately 1,125,000 shares of common stock at $0.70 per share. In addition, warrants issued in 1995 to purchase 10,500 shares of common stock were exercised for an aggregate of $2,625.

     Subsequent to March 31, 1996, the Company issued 1,750,000 shares of common stock and warrants to purchase 875,000 shares of its common stock for $650,000. The warrants are exercisable at $0.70 per share. Warrants issued in 1995 to purchase 19,500 shares of common stock were exercised for an aggregate of $4,875.

Results of Operations

     Three Month Period Ended March 31, 1996, Compared to Three Month Period
     -----------------------------------------------------------------------
     Ended March 31, 1995
     --------------------

     During the three month period ended March 31, 1996, the Company received no revenues from product sales. The Company received a partial payment of the ICD marketing rights fees of $43,138 from Briana which was recorded as other income. Total expenses for the three month period ended March 31, 1996, were $391,107, resulting in a net loss of $347,969. Expense categories reflecting increases over the equivalent period in the prior year included legal and other professional fees, laboratory and research expenses and administrative payroll.

     During the three month period ended March 31, 1995, the Company received a partial payment of the ICD marketing rights fees of $92,264 from Briana which was recorded as other income. Total expenses for the three month period ended March 31, 1995 were $541,254, including a $300,000 expense recorded to reflect the cancellation of a raw materials royalty agreement with Briana which occurred incident to the formation of ICD. The Company incurred a net loss of $448,990 during this period.

     Accordingly, the Company's loss for the three month period ended March 31, 1996 was $347,969 compared to a loss of $448,990 for the three month period ended March 31, 1995.

                                   AMDL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)

                             ASSETS
                             ------
                                                                                  March 31,          December 31,
                                                                                    1996                1995
                                                                              --------------        --------------
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                                           $    1,133,376        $      726,406
                                                                              --------------        --------------

     TOTAL CURRENT ASSETS                                                          1,133,376               726,406
                                                                              --------------        --------------

     TOTAL ASSETS                                                             $    1,133,376        $      726,406
                                                                              ==============        ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

CURRENT LIABILITIES
 Notes payable (Note 3)                                                       $      259,500        $      281,500
 Due to related party                                                                 22,331                43,646
 Accounts payable and accrued expenses                                               252,503               250,753
 Accrued payroll                                                                     956,926               955,610
 Accrued interest                                                                    100,430                97,808
 Current portion of capital lease obligation                                          31,895                33,145
                                                                              --------------        --------------

     TOTAL CURRENT LIABILITIES                                                     1,623,585             1,662,462
                                                                              --------------        --------------

LONG-TERM DEBT (Note 7)
 Capital lease obligation, net of current portion                                     12,092                20,902
                                                                              --------------        --------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1 and 8):
 Preferred stock, 10,000,000 shares authorized, no shares issued
  or outstanding at March 31, 1996 and 1995                                               -                     -
 Common stock, $0.001 par value 50,000,000 shares authorized,
  24,468,781 and 22,208,281 shares issued and outstanding at
  March 31, 1996 and December 31, 1995, respectively                                  24,469                22,208
 Common stock subscribed - 500,000 shares                                             00,000               300,000
 Additional paid-in capital                                                        7,446,108             6,645,743
 Deficit accumulated during the development stage                                 (8,272,878)           (7,924,909)
                                                                              --------------        --------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (502,301)             (956,958)
                                                                              --------------        --------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                        $    1,133,376        $      726,406
                                                                              ==============        ==============

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                              From Inception
                                                                 On July 10,
                                     For the Three Months       1987 Through
                                        Ended March 31,           March 31,
                                     1996           1995             1996
                                -------------   -------------   -------------
REVENUES                        $       -       $       -       $       -

EXPENSES                              391,107         541,254       9,924,414

OTHER INCOME (Note 5)                  43,138          92,264       1,651,536
                                -------------   -------------   -------------

NET LOSS                        $    (347,969)  $    (448,990)  $  (8,272,878)
                                =============   =============   =============

EARNINGS (LOSS)
 PER SHARE  (Note 1)            $       (0.02)  $       (0.02)  $       (0.59)
                                =============   =============   =============

   The accompanying notes are an integral part of these financial staements.

                                   AMDL, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on July 10, 1987 Through March 31, 1996
                                  (Unaudited)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                           Common Stock           Additional     During the
                                               Common  Stock                Subscribed              Paid-in      Development
                                            Shares       Amount         Shares        Amount        Capital         Stage
                                          ----------   ----------     ----------   ----------     ----------     -----------
BALANCE, December 31, 1987                     -       $    -              -       $    -         $    -         $     -
  Common stock issued                          1,275        1,275          -            -              -               -
  Net loss                                     -            -              -            -              -             (37,323)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1988                     1,275        1,275          -            -              -             (37,323)
  Restatement due to merger
   of common stock (Note 1)                8,865,307        7,591          -            -             48,201           -
  Common stock issued
   (Note 8)                                1,347,880        1,348          -            -             54,994           -
  Net loss                                     -            -              -            -              -            (241,479)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1989                10,214,462       10,214          -            -            103,195        (278,802)
  Common stock issued
   (Note 8)                                1,680,000        1,680          -            -            565,147           -
  Net loss                                     -            -              -            -              -            (107,415)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1990                11,894,462       11,894          -            -            668,342        (386,217)
  Common stock issued
   (Note 8)                                   60,000           60          -            -              8,440           -
  Net loss                                     -            -              -            -              -          (1,044,395)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE,
 December 31, 1991                        11,954,462       11,954          -            -            676,782      (1,430,612)
  Warrants issued in connection
   with debt offering                          -            -              -            -            312,000           -
  Warrants issued for services                 -            -              -            -            546,199           -
  Common stock issued
   (Note 8)                                2,061,581        2,062          -            -            911,511           -
  Net loss                                     -            -              -            -              -          (2,083,984)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1992                14,016,043       14,016          -            -          2,446,492      (3,514,596)
  Common stock issued
   (Note 8)                                1,732,516        1,733          -            -          1,547,136           -
  Net loss                                     -            -              -            -              -          (1,348,254)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1993                15,748,559   $   15,749          -       $    -         $3,993,628     $(4,862,850)
                                          ----------   ----------     ----------   ----------      ----------    -----------


   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            From Inception on July 10, 1987 Through March 31, 1996
                                  (Unaudited)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                           Common Stock           Additional     During the
                                               Common  Stock                Subscribed              Paid-in      Development
                                            Shares         Amount        Shares        Amount        Capital         Stage
                                          ----------   ----------     ----------   ----------     ----------     -----------
BALANCE, December 31, 1993                15,748,559   $   15,749          -       $    -         $3,993,628     $(4,862,850)

  Common stock issued (Note 8)             1,925,739        1,925          -            -          1,057,822           -
  Net loss                                     -            -              -            -              -          (1,604,589)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1994                17,674,298       17,674          -            -          5,051,450      (6,467,439)

  Common stock issued (Note 8)             4,533,983        4,534          -            -          1,594,293           -
  Common stock subscribed
   (Note 5)                                    -            -            500,000      300,000          -               -
  Net loss                                     -            -              -            -              -          (1,457,470)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, December 31, 1995                22,208,281       22,208        500,000      300,000      6,645,743      (7,924,909)

 Common stock issued (Note 8)              2,260,500        2,261          -            -            800,365           -
 Net loss                                      -            -              -            -              -            (347,969)
                                          ----------   ----------     ----------   ----------     ----------     -----------

BALANCE, March 31, 1996                   24,468,781   $   24,469        500,000   $  300,000     $7,446,108     $(8,272,878)
                                          ==========   ==========     ==========   ==========     ==========     ===========

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                                From Inception
                                                                                                                    On July 10,
                                                                                For the Three Months              1987 Through
                                                                                    Ended March 31,                    March 31,
                                                                               1996               1995                  1996
                                                                        --------------      --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                      $     (347,969 )    $     (448,990 )   $      (8,272,878 )
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                                  -                  19,571               799,288
  Stock subscribed                                                               -                   -                   300,000
  Stock and warrants issued for services
   and accrued interest                                                          -                   -                   839,615
 Change in operating assets and interest:
   Increase (decrease) in amount due from related party                        (21,315 )           (51,506 )              22,331
   Increase (decrease) in accrued payroll                                        1,316              14,000               956,926
   Increase (decrease) in other accrued liabilities                              2,622               9,996               100,430
   Increase (decrease) in accounts payable and
    accrued expenses                                                             1,750             (31,286 )             251,025
                                                                        --------------     ---------------     -----------------

     Net Cash Provided (Used) in Operating Activities                         (363,596 )          (488,215 )          (5,003,263 )

                                                                        --------------     ---------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                                           -                   -                  (215,930 )
 Expenditures for patents in process                                             -                   -                  (154,682 )
                                                                        --------------     ---------------     -----------------

     Net Cash Provided (Used) in Investing Activities                            -                   -                  (370,612 )
                                                                        --------------     ---------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments under capital lease obligations                                    (10,060 )             -                   (72,689 )
 Proceeds from notes payable                                                     -                 110,000               436,000
 Repayment of notes payable                                                    (22,000 )            (7,175)             (176,500 )
 Proceeds from issuances of common stock                                       802,626             428,000             6,263,373
 Net effect of merger with CVI                                                   -                   -                    57,067
                                                                        --------------     ---------------     -----------------
     Net Cash Provided (Used) in Financing Activities                   $      770,566     $       530,825     $       6,507,251
                                                                        --------------     ---------------     -----------------

  The accompanying notes are an intergral part of these financial statements

                                  AMDL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                                                   From Inception
                                                                                                                        On July 10,
                                                                                 For the Three Months              1987 Through
                                                                                    Ended March 31,                      March 31,
                                                                               1996                  1995                1996
                                                                         ----------------        -------------     ----------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                $        406,970        $      42,610     $      1,133,376

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                            726,406               30,582                -
                                                                         ----------------        -------------     ----------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                        $      1,133,376        $      73,192     $      1,133,376
                                                                         ================        =============     ================

NON-CASH FINANCING ACTIVITIES:
 Common stock and warrants
  issued for services                                                    $          -            $       -         $        497,382
 Debt converted to equity                                                           -                    -                  660,913
 Equipment purchased under capital lease                                            -                    -                  117,454

CASH PAID FOR:
 Interest                                                                $          -            $       -         $         95,530
 Income taxes                                                                       -                    -                    -

  The accompanying notes are an intergral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization and Nature of Business

          AMDL, INC. (formally Advanced Medical Diagnostic, Ltd.) (the Company) was incorporated July 10, 1987, in the state of Delaware, however, no financial activity occurred until 1988. The Company is a development-stage company committed to the development of an accurate, dependable, low-cost broad-based cancer detection technology (see Note 2).

          On January 16, 1989, the officers/shareholders of the Company entered into a share exchange agreement (the Agreement) with California Ventures, Inc. (CVI) and its officers which provides for the combining of the two companies in a transaction accounted for as a reverse acquisition. CVI was a development-stage enterprise located in Colorado that was formed on May 3, 1988, for the purpose of engaging in mergers with or acquiring a single or small number of private firms.

          Under the Agreement, the principal officers/shareholders of the Company exchanged all of their shares of common stock for 8,865,307 shares of previously unissued and unregistered shares of CVI common stock. Subsequently, the domicile of CVI was changed to Delaware and its name was changed to AMDL, Inc.

          Even though CVI is the legal entity surviving the transaction, the Company is considered to be the acquiring company for accounting purposes because the former shareholders of the company hold the majority of the outstanding shares of the combined companies. This transaction was treated as a reverse acquisition for financial reporting purposes, wherein substantively the Company acquired CVI with the accounts of CVI reflected at their book value from the date of acquisition forward. No goodwill was recorded at the acquisition date.

          In connection with the transaction, the Company received approximately $57,000 in cash, which was used for working capital and to expand the business.

          The Company is in the development stage and has not generated any revenues from operations and has no assurance of future revenues. Additionally, the Company has minimal liquid assets. In order to finance the operations of the Company and further development, additional capital is required. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

          In February 1995, the Company and AMDL Canada, a related party, executed a joint venture agreement forming, ICD, L.L.C., to pursue world-wide marketing relationships excluding Canada and the United States. The operating agreement set up the initial capital contribution for the Company at 65 percent and requires AMDL Canada to pay the Company a marketing rights fee of $1,000,000. As of March 31, 1996, the Company had received $367,253 of the $1,000,000 marketing rights fee. The operations of IDC, L.L.C. during fiscal 1995 and the first quarter of 1996 were insignificant and are therefore not consolidated in the accompanying financial statements.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Management has taken action to address these matters.  They include:

          - Retention of experienced management personnel with particular skills in the successful completion of cash generating licensing agreements, etc.

          -    Attainment of technology to detect cancer (see Note 2).

          Additionally, the Company has unsecured notes payable which were due in April 1992, March 1993, and unsecured convertible notes payable which were due in July, August, October and November 1995. The Company is currently in default on its principal and interest payments. Management is currently attempting to renegotiate the loans.

          The Company plans to seek additional debt or equity financing, although no commitments have been received.

          These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          b. Licensing Agreements

          The Company recognizes as income the sale of options to purchase the marketing rights of its proposed cancer detection products when cash is collected or collection is certain. The proceeds from the sale of the options are non-refundable.

          c. Equipment

          Prior to 1995, equipment was depreciated on a straight-line basis over five years, which was the estimated useful life of the related assets. In 1995, the Company elected to depreciate the remaining book value ($155,956) on its equipment.

          d. Patents

          The Company has expended funds for patents that are in various stages of the filing and approval process. Prior to 1995, patents were amortized on the straight-line basis over an estimated useful life of 10 years. In 1995, the Company elected to amortize the remaining book value ($92,792) on its patents.

          e. Common Stock

          The Company periodically issues common stock for services rendered (see Note 8). Common stock issued is valued at the estimated fair market price, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations and other factors in determining fair market price for purposes of valuing the common stock.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f. Loss per Share

          Loss per share was computed based on the weighted average number of shares outstanding for the period. The effect of stock options and warrants on loss per share is antidilutive and thus not included in the loss per share calculation.

          g. Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          h. Income Taxes

          The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109.

          i. Post-Employment and Post-Retirement Benefits

          The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" and Statement of Financial Accounting Standards No.106, "Employers' Accounting for Post-retirement Benefits" have no impact on the Company's financial statement.

          j. Accounting for Stock Based Compensation

          In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees." SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not made a determination nor assessed the impact on net income (loss) and earnings (loss) per share of adopting the new fair value accounting rules.

          k. Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 2 -  ASSIGNMENT OF TECHNOLOGY

          During October 1988, the Company received an assignment of all rights, title and interest in a particular technology invented and developed for the detection of cancer. The Company paid $1.00 for such technology and no costs related thereto were previously incurred by the inventor.

          The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the U.S. Federal Food, Drug and Cosmetics Act (FDA) and by the regulations of state agencies and various foreign government agencies. The Company's proposed test system and other clinical products intended for diagnostic or therapeutic use in humans are subject to certain clearance procedures administered by the above regulatory agencies. The Company has received permission from the Health Protection Branch in Ottawa, Canada to market its DR-70 cancer tumor-marker detection test as a lung cancer detection kit in Canada. The Company has also received permission from the U.S. Food and Drug Administration to export the lung cancer detection kit to Canada. The Company has not yet applied for regulatory approval of its proposed products in countries other than Canada. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

NOTE 3 -  NOTES PAYABLE

          Notes payable at March 31, 1996 and December 31, 1995, consisted of the following:

                                                                               1996              1995
                                                                        --------------     -------------
          Unsecured notes payable to individuals,
           corporations and trusts, interest accruing
           at ten percent per annum, principal and
           interest due in April 1992. The note,
           principal and accrued interest, is
           convertible into shares of common stock of
           the Company upon request of the note holder
           at a price of $1.31 per share.                               $       33,500     $      43,500

          Unsecured notes payable to individuals and
           corporations, interest accruing at twelve
           percent per annum, principal and interest
           due in March 1993.                                                   26,000            38,000

          Convertible demand note payable to an officer
           and director of the Company. The note was
           non interest bearing until June 1992, after
           which interest accrues at eight percent. The
           note, principal and accrued interest, is
           convertible into shares of common stock of
           the Company upon request of the Company upon
           request of the note holder at a price of
           $0.42 per share.                                                     60,000            60,000


                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 3 -  NOTES PAYABLE (Continued)


                                                                               1996              1995
                                                                          ------------       -----------
          Convertible demand notes payable to an
           employee of the Company. The notes were non
           interest bearing until July and August 1992,
           after which interest accrues at eight
           percent. The notes, principal and accrued
           interest, are convertible into shares of
           common stock of the Company upon request of
           the note holder at a price of $0.42 per
           share.                                                               50,000            50,000


          Convertible notes payable to an employee of
           the Company. The one year notes are interest
           bearing at ten percent per annum and were
           due July and August 1995. The notes,
           principal and accrued interest, are
           convertible, upon request of the note
           holder, on or before maturity, into shares
           of common stock plus an equal number of
           warrants to purchase additional shares of
           common stock at $0.894 per share. The
           warrants expire November 1998.                                       50,000            50,000



          Convertible notes payable to an officer and
           director of the Company. The one year notes
           are interest bearing at ten percent per
           annum and were due October and November
           1995. The notes, principal and accrued
           interest, are convertible, upon request of
           the note holder, on or before maturity, into
           shares of common stock plus an equal number
           of warrants to purchase additional shares of
           common stock at $0.25 per share. The
           warrants expire November 1998.                                       20,000            20,000


          Convertible notes payable to individuals,
           interest accruing at twelve percent per
           annum, principal and interest due December
           1995. The notes, principal and accrued
           interest, are convertible, upon request of
           the note holder, on or before maturity, into
           shares of common stock at $0.25 per share.                           20,000            20,000

          As of March 31, 1996, all of the above notes
           payable were in default.                                       ------------       -----------
                                                                          $    259,500       $   281,500
                                                                          ============       ===========

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 4 -  INCOME TAXES

          The Company has experienced net losses since inception. As such, no provision for income tax has been made for the three years ended December 31, 1995. At December 31, 1995, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $7,912,000 and $3,769,000, respectively, which expire in the years 2003 through 2010, and 1996 through 2000, respectively. These net operating loss carryforwards are also available for financial reporting purposes.

          The primary timing difference is an asset related to the net operating loss carryforwards which has been reserved at December 31, 1995 and March 31, 1996.

NOTE 5 -  LICENSING AGREEMENTS

          Effective January 1989 and revised in May and October 1989, the Company entered into a licensing agreement with a Canadian company to market and sell the Company's proposed cancer detection products in Canada, directly or through agents, distributors, etc. The Company has the right to receive $1.00 each for the first 500,000 test kits sold for a maximum of $500,000 in licensing fees. The Company received approximately $120,000 as an initial non-refundable licensing fee in 1989.

          In June 1990, the Company sold options to purchase the marketing rights to Great Britain, Australia and New Zealand for $60,000, non-refundable. The exercise period of the options is six months from the time the Company files its patent applications for its test kits in the countries within the subject regions and is prepared to test up to 100 human sera in a blind study designed to provide an evaluation of the proposed products. The purchase price of the marketing rights under option is $1,000,000 for Australia and New Zealand and $2,000,000 for Great Britain. The purchase price entitles the purchaser to purchase 1,000,000 units for Australia and New Zealand and 2,000,000 units for Great Britain at a discount of $1.00 per unit and thereby recoup the cost of the marketing rights.

          In June 1990, the Company sold an option to purchase the marketing rights for Europe for $300,000, non-refundable. The option period is six months from the date the Company files its patent application and is ready to perform up to 100 tests as explained above. The purchase price of the marketing rights under option is $5,000,000. The exercise of the option entitles the purchaser to purchase up to 5,000,000 units of the Company's products at a discount of $1.00 per unit and thereby recoup the cost of the marketing rights.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 5 -  LICENSING AGREEMENTS (Continued)

          In October 1990, the Company sold an option to acquire exclusive marketing and distribution rights to the Company's proposed cancer detection products for human application in all other countries in the world except the U.S. and any countries previously optioned by the Company. The optionee agreed to pay $500,000 for such option, nonrefundable. The agreement provides that the optionee may exercise separate options upon the payment of $2,500,000 for Japan, $1,000,000 for North and South Korea, $500,000 for China, $1,000,000 for South America, $500,000 for Central America, $1,000,000 for the U.S.S.R., $500,000 for Taiwan, and $500,000 for the other countries in the world except the U.S. and the countries previously optioned by the Company. The options are exercisable for a single six-month period commencing with the date the Company is prepared to perform up to 100 tests in each region as described above. The agreement also provides that if the options are exercised, the Company will discount the standard wholesale per unit price of its products to the purchaser by $1.00 per unit until it has sold a sufficient number of products in each region to recoup the purchase price paid for that region.

          All amounts collected for the sale of the above options are included in other income on the accompanying statements of operations.

          In February 1995, the Company and AMDL Canada, a related party, entered into an agreement providing for the cancellation of all of the existing licensing agreements except the 1989 agreement for marketing the Company's cancer detection products in Canada. The new agreement specifies the payment of a $1,000,000 marketing rights fee by AMDL Canada to the Company.

          The Company and AMDL Canada agreed that, in consideration for AMDL Canada's cancellation of its royalty interest in sales to the United Kingdom for which it paid $300,000 in 1993, the Company would issue 500,000 shares of the Company's common stock. AMDL Canada has agreed to reserve these shares for incentives to executive officers of the Company. Such shares are reflected as common stock subscribed at March 31, 1996. The Company recorded an expense of $300,000 in 1995 for this transaction since the amount had previously been recognized as income in 1993 when the rights were originally sold.

          In December 1995, ICD, L.L.C., entered into an agreement for distribution of AMDL's DR-70 cancer tumor-marker detection test through a chain of reference laboratories in Indonesia. During the first quarter of 1996, ICD, L.L.C. entered into agreements for the distribution of AMDL's DR-70 cancer tumor-marker in Brazil and China.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 6 -  RELATED PARTY TRANSACTIONS

                                     1994
                                     ----

          During the year ended December 31, 1994, advances of approximately $90,200 were made on behalf of the Company by a related party for expenses incurred in connection with pursuing regulatory approval. Such advances were offset against the purchase of AMDL securities.

          The Company borrowed $50,000 from an employee on a convertible debt basis. The notes, payable one year from the date of the loan, with interest at ten percent per annum, are convertible into units which consists of one share of common stock and one warrant to purchase an additional share of common stock at $0.894. The warrants expire 1998.

          The Company borrowed $20,000 from an officer and director on a convertible debt basis. The notes, payable one year from the date of the loan, with interest at ten percent per annum, are convertible into units which consists of one share of common stock and one warrant to purchase an additional share of common stock at $0.25 per share. The warrants expire November 1998.

          The Company sold 120,000 shares of common stock and 80,000 warrants to a related party. Each warrant is exercisable for one share of common stock at $0.25 per share. The warrants expire October 1997. Proceeds were $30,000.

          The Company sold 60,000 units at $0.25 per unit to a related party. A unit consists of one share of common stock and a warrant to purchase an additional share of common stock at $0.25. The warrants expire November 1998. Proceeds were $15,000.

          On August 31, 1994, the employment agreement of Dr. Donald E. Rounds, Chief Scientist and Director, terminated. On September 1, 1994, Dr. Rounds entered into a month to month consulting arrangement at $1,000 per month with the Company. The consulting agreement was concluded after twelve months.

          The Company incurred approximately $20,000 of consulting fees to a director of the Company. The unpaid balance of such fees at December 31, 1995, and March 31, 1996, was approximately $15,000 and is reflected in accounts payable and accrued expenses in the accompanying balance sheets.

          The Company approved an extension of the expiration date of 150,000 options granted to an officer as part of an employment agreement. The options now expire December 1997.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 6 -  RELATED PARTY TRANSACTIONS (Continued)

                                     1995
                                     ----

          The Company received $20,000 and issued convertible notes payable to an officer and director of the Company. The one year notes are interest bearing at twelve percent per annum and were due December 1995. The notes, principal and accrued interest, were converted at the request of the note holder, into shares of common stock at $0.25 per share.

          Also, the Company received $15,000 and issued convertible notes payable to a related party. The one year notes are interest bearing at twelve percent per annum and were due December 1995. The notes, principal and accrued interest, were converted at the request of the note holder, on or before maturity, into shares of common stock at $0.25 per share.

          The Company received $324,115 from Briana Bio-Tech, Inc. (the parent of AMDL Canada) as partial payment of a joint venture international marketing rights fee of $1,000,000.

                                     1996
                                     ----

         During the first quarter of 1996, advances of approximately $43,138 were made on behalf of the Company by Briana Bio-Tech for expenses incurred in connection with pursuing regulatory approval and subsequent longitudinal studies. Such advances were offset against the payment of a joint venture marketing rights fee of $1,000,000.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          a. Lease

          The cost and net book value of leased equipment at March 31, 1996, was $-0-. A schedule of future minimum lease payments together with the net present value of the minimum lease payments under the capital lease as of March 31, 1996 is as follows:

          Year ending December 31,
               1996                                         $   28,359
               1997                                             22,057
                                                            ----------

          Future minimum payments                               50,416

          Less - Amount representing interest                   (6,429)
                                                            ----------

          Present value of minimum lease payments               43,987

          Less - Current portion                               (31,895)
                                                            ----------

                                                            $   12,092
                                                            ==========

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)


          b. Employment Agreements

          In June 1994, the Company entered into a two year employment agreement with Dr. That T. Ngo, Executive Vice President and Chief Operating Officer. The agreement with Dr. Ngo specified an annual base salary of $100,000 and provided 650,000 common stock options at $1.375. Options for 50,000 shares vested upon execution of the agreement and the balance at 25,000 options per month vest over the term of the agreement. The options expire June 1999. The agreement contains a severance provision indicating that if the agreement is terminated by the Company without cause prior to its expiration date, Dr. Ngo shall be entitled to a severance payment equal to six month's salary. The agreement also provides for customary medical insurance, vacation sick leave, nondisclosure provisions and covenants not to compete. If the Company creates an executive bonus plan, then Dr. Ngo shall be entitled to participate in such a plan.

          In October 1994, the Board of Directors offered and Dr. Ngo accepted the positions of President, Chief Executive Officer and Director. Dr. Ngo's annual base salary was increased to $144,000 and the number of common stock options increased to 800,000.

          In January 1996, the Company entered into a one year employment agreement with Harry Berk, Vice President. The agreement specifies an annual base salary of $80,000. Mr. Berk also received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.97 per share exercisable until December 31, 1999. Options to purchase 25,000 shares vested upon execution of the agreement. The options to purchase the remaining 75,000 shares will vest in quarterly installments of 18,750 shares each over one year. The agreement contains a severance provision indicating that if the agreement is terminated by the Company without cause prior to its expiration date, Mr. Berk shall be entitled to a severance payment equal to three months salary. The agreement also provides for customary medical insurance, vacation sick leave, nondisclosure provisions and covenants not to compete. If the Company creates an executive bonus plan, Mr. Berk shall be entitled to participate in such a plan.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 8 -  CAPITAL TRANSACTIONS

          a. Common Stock

          CVI sold to the public 733,333 units of common stock prior to the merger date. The units were offered at a purchase price of $0.15 per unit. Each unit consisted of one share of the Company's $0.001 par value common stock and two common stock purchase warrants. One warrant (the A warrant) entitles the holder thereof to purchase one share of common stock at $0.60 per share during the period commencing on the date of the prospectus (October 11, 1988) and terminating two years thereafter. The other warrant (the B warrant) entitles the holder thereof to purchase one share of common stock at $1.05 per share during the period commencing on the date of the prospectus (October 11, 1988) and terminating three years thereafter. The warrants are separately transferable and tradeable from the common stock immediately after the closing of the offering (December 1988). The terms of the A and B warrants have been extended through December 31, 1996. However, neither the A or B warrants are exercisable in the absence of a current registration statement under SEC regulations. As of March 31, 1996, all A and B warrants were outstanding. The Company has the right to redeem the A and/or B warrants upon thirty days written notice to the holders thereof at $0.0015 per warrant.

          In 1989, the shareholders approved a reverse split of the common stock on a 1-for-15 basis. All common stock and loss per share data has been adjusted to reflect the effects of the reverse split. In addition, the number of shares of common stock authorized was reduced and the par value was changed to $0.001 per share from $0.0001 per share.

          The following common stock transactions occurred since the inception of the Company:

                                     1988
                                     ----

          A total of 1,275 shares of common stock were issued resulting in proceeds of $1,275.

                                     1989
                                     ----

          Between January 1, 1989, and the merger on January 16, 1989, a total of 8,867,129 shares of common stock were issued.

          Subsequent to the merger on January 16, 1989, an additional 1,346,058 shares of common stock were issued.

          Total proceeds from the sale of common stock in 1989 were $112,134 with 10,214,462 shares outstanding at December 31, 1989.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          a. Common Stock (Continued)
                                     1990
                                     ----

          The Company issued 300,000 shares of restricted common stock at $0.25 per share to three officers as compensation for back salary owed by the Company.

          The Company issued 30,000 shares of restricted common stock at $1.00 per share for services rendered.

          The Company issued 14,000 shares of common stock at $0.50 a share in lieu of paying a $7,000 finder's fee.

          The Company prepared a placement memorandum on September 21, 1989, to authorize 1,000,000 shares from the original authorization of 400,000 shares and extended the expiration date to September 15, 1990. An additional 451,000 shares were issued under this private placement agreement.

          The Company sold 230,000 shares in a negotiated transaction with three parties at $0.25 per share.

          The Company authorized and issued 90,000 shares of common stock at $0.04 per share to a member of the board of directors.

          The Company issued 15,000 shares at $0.04 per share to a private party.

          The Company issued 500,000 shares of common stock at $0.25 per share for services rendered.

          The Company authorized 200,000 shares of restricted common stock at $1.00 per share as compensation under a consulting agreement, of which 50,000 shares were issued in fiscal year 1990. On April 16, 1991, the consulting agreement was terminated and no further shares were issued.

          Total proceeds from the sale of common stock in 1990 were $566,828 with 11,894,462 shares outstanding at December 31, 1990.

                                     1991
                                     ----

          The Company issued 50,000 shares of common stock at $0.12 per share as compensation under a consulting agreement.

          The Company issued 10,000 share of restricted common stock at $0.25 per share pursuant to conversion of a $2,500 loan. The loan was negotiated and made during 1990.

          Total proceeds from the sale of common stock in 1991 were $8,500 with 11,954,462 shares outstanding at December 31, 1991.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996


NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          a. Common Stock (Continued)
                                     1992
                                     ----

          On June 25, 1992, the Company issued 1,363,019 shares of common stock for notes payable of $305,500 plus accrued interest of $35,256. The Company also issued 1,422 shares to the individuals who exercised their short term warrants at $0.001.

          In June 1992, the Company issued 57,140 shares of common stock for $0.50 per share due to the exercise of some of the three year warrants.

          In July 1992, the Company issued 440,000 shares of common stock to investors for $393,360. Deferred stock offering costs were offset against additional paid-in capital when the offering was completed.

          In December 1992, the Company sold 200,000 units, at $0.894 per unit, of a private placement offering for $178,800, to a related party. A unit consisted of a share of common stock, with a par value of $0.001, and a warrant to purchase an additional share of common stock at $0.894. The warrants expire December 31, 1996.

          Total proceeds from the sale of common stock in 1992 were $913,573 with 14,016,043 shares outstanding at December 31, 1992

                                     1993
                                     ----

          During 1993, the Company sold 1,478,185 units of the private placement offering to a related party and other investors. A unit consisted of a share of common stock, with a par value of $0.001, and a warrant to purchase an additional share of common stock at $0.894. The warrants expire November 30, 1995 and December 31, 1996. Proceeds of $1,321,491 were used to finance the operations of the Company.

          On November 8, 1993, an investor exercised 11,184 warrants issued in a private placement. The Company issued 11,184 shares of common stock at $0.894.

          On December 17, 1993, the Company issued 243,147 shares of common stock and warrants to purchase 243,147 shares of common stock at $0.894 per share which cancels notes payable of $185,000 and related accrued interest of $32,379. The warrants expired November 30, 1995.

          Total proceeds from the sale of common stock in 1993 were $1,548,869 with 15,748,559 shares outstanding at December 31, 1993.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          a. Common Stock (Continued)
                                     1994
                                     ----

          During the quarter ending March 31, 1994, the Company sold 200,000 units of a private placement offering at $0.894 per unit to a related party. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expire December 1996.

          A former note holder exercised 150,000 warrants at $0.25 each, granted in the promissory note.

          Creditors agreed to exchange amounts owed them totaling $141,902 for 158,728 units of a private placement offering at $0.894 per unit. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expired November 1995.

          During the quarter ending June 30, 1994, the Company sold 300,000 units of a private placement offering at $0.894 per unit to a related party. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expire December 1996.

          A holder of options exercised 535,000 options at $0.05 per share.

          A holder of warrants exercised 16,000 warrants at $1.00 per share.

          The Company issued 346,011 units to cancel notes payable of $250,000 and related accrued interest of $59,333. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expired November 30, 1995.

          During the quarter ending September 30, 1994, a holder exercised 40,000 warrants at $1.00 per share.

          During the quarter ending December 31, 1994, the Company sold 120,000 shares of common stock and 80,000 warrants to a related party. Each warrant is exercisable for one share of common stock at $0.25 per share. The warrants expire October 1997.

          The Company sold 60,000 units at $0.25 per unit to a related party. A unit consists of one share of common stock and a warrant to purchase an additional share of common stock at $0.25. The warrants expire November 1998.

          Total proceeds from the sale of common stock in 1994 were $489,589 with 17,674,298 shares outstanding at December 31, 1994.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          a. Common Stock (Continued)
                                     1995
                                     ----

          The Company received $125,000 cash proceeds from the sale of 500,000 shares of common stock and warrants to purchase 500,000 additional shares of common stock at $0.45 per share. The warrants were exercised prior to the expiration date of June 30, 1995 and resulted in cash proceeds of $225,000.

          The Company and AMDL Canada, a related party, agreed to cancel a 1992 agreement providing AMDL Canada with a royalty on sales of raw materials in the United Kingdom. The Company and AMDL Canada agreed to apply the $300,000 royalty advance received by the Company in 1992 to 500,000 shares of AMDL, Inc. common stock which will be reserved for incentives to executive officers of the Company. Such shares are reflected as common stock subscribed at March 31, 1996.

          During the second quarter of 1995, the Company received $125,000 cash proceeds from the sale of 500,000 shares of common stock at $0.25 per share.

          The Company received $150,000 cash proceeds from the sale of 500,000 shares of common stock at $0.30 per share and warrants to purchase 500,000 additional shares of common stock at $0.50 per share. The warrants were exercised prior to the expiration date of October 31, 1995, and resulted in cash proceeds of $250,000.

          The Company received $150,000 cash proceeds from the sale of 500,000 shares of common stock at $0.30 per share.

          Cash proceeds of $32,266 were received in connection with the exercise of 32,737 warrants at $0.894 per share. The warrants were part of units exchanged to extinguish notes payable in 1993.

          Cash proceeds of $3,250 were received in connection with the exercise of 65,000 options at $0.05 per share.

          The Company received $100,000 cash proceeds for the sale of 133,000 shares of common stock and warrants to purchase 66,667 additional shares of common stock at $1.00 per share. The warrants expired March 22, 1996.

          Cash proceeds of $2,500 were received in connection with the exercise of 10,000 warrants at $0.25 per share. The warrants were issued in 1992 as part of a private placement.

          The company received $300,000 cash proceeds from the sale of 750,000 shares of common stock and warrants to purchase 125,000 additional shares of common stock at $0.75 per share and 250,000 additional shares at $0.70 per share. The warrants expired March 31, 1996.

          The Company issued 543,246 shares of common stock to cancel convertible notes payable of $122,500 and related accrued interest of $13,311.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          a. Common Stock (Continued)

                                     1996
                                     ----

          The Company received $800,000 cash proceeds from the sale of 2,250,000 shares of common stock and warrants to purchase 1,125,000 additional shares of common stock at $0.70 per share. Warrants for 250,000 shares of common stock expired March 31, 1995. Warrants for 750,000 shares of common stock expire September 15, 1996. Warrants for 125,000 shares of common stock expire November 26, 1996.

          The Company received $2,625 cash proceeds from the exercise of warrants for 10,500 shares of common stock. The warrants were issued in 1995 to an investment banking firm.

          b. Stock Options and Warrants

          In October 1990, the Company issued three-year warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of $1.00 per share to its investment banking consultants. The warrants were granted at an exercise price of not less than the estimated fair market value of the common stock at the date of grant. The warrants were extended through October 1995. As of March 31, 1996, 56,000 warrants had been exercised.

          The Company granted options to members of the board of directors and legal counsel to purchase 100,000 shares each of common stock at $1.00 per share. The options were granted at an exercise price of not less than the estimated fair market value of the common stock at the date of grant. The warrants were extended through October 1995. The warrants expired October 31, 1995.

          The Company has outstanding options to purchase an aggregate of 600,000 shares of common stock at $0.05 per share. The options were originally issued in 1991 to two individuals involved in research and testing for the Company. During 1992, the Company increased the number of shares subject to option to 600,000 and reduced the exercise price from $1.75 to $0.05. In connection, therewith, the Company has recorded research and development expenses related to this change of approximately $506,000. Prior to the expiration date in 1995, all 600,000 options had been exercised.

          In April 1991, the Company issued unsecured promissory notes in the amount of $390,000. The notes, until repaid, were convertible into shares of common stock at $1.31 per share. As of March 31, 1996 the unpaid principal relating to these notes was $43,500 convertible into 33,207 shares.

          The Company issued warrants to purchase 16,800 shares of the Company's common stock to a financial consultant in 1992. These warrants are exercisable at $0.25 per share and expire in March 1997. In connection with the issuance of these warrants, the Company has recorded consulting expense of approximately $11,000.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          b. Stock Options and Warrants (Continued)

          In 1992, the Company borrowed $485,000 and issued promissory notes in that amount and warrants to purchase 485,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share and expire March 1997. In connection therewith, the Company recorded deferred interest expense of approximately $312,000 which was amortized over the term of the notes payable through March 1993. At March 31, 1996, 160,000 warrants had been exercised.

          In 1992, the Company also issued warrants to purchase 200,000 shares of its common stock in connection with a financial advisory arrangement. The warrants were exercisable at $1.25 per share between February 1993 and August 1995.

          In 1991 and 1992, the Company borrowed an aggregate of $110,000 from two employees of the Company, one of whom is an officer and director of the Company. The loans have not been repaid as of March 31, 1996. At the option of the lenders, the amount due may be converted into the Company's common stock at $0.42 per share.

          In 1992, the Company issued warrants to purchase 640,000 shares of common stock at $0.894 as part of the units sold during a private placement offering (see Note 8 a). The warrants expire on December 31, 1996. Also during 1992, the Company issued stock options for 100,000 shares of common stock to investor relations firms; 50,000 options at $1.875 per share and 50,000 options at $2.25 per share. The options expire December 31, 1995.

          During 1993, the Company issued warrants to purchase 1,478,185 shares of common stock at $0.894 as part of the units sold, including sales to a related party, of a private placement offering. During November 1993, 11,184 of these warrants were exercised. The remaining warrants expire in December 1996 and expired November 1995. On December 17, 1993, the Company issued warrants to purchase 243,147 share of common stock at $0.894 per share in connection with the extinguishment of notes payable (see Note 8 a). The warrants expired November 30, 1995. During 1993, the Company issued warrants to purchase 3,909 shares of common stock at $0.894 per share to investment banking firms. The warrants expired November 30, 1995. During 1993, the Company also issued a total of 80,000 options at $1.25 per share to a scientific advisory board member and a former employee. The options expire February 1998 and expired June 30, 1995, respectively.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          b. Stock Options and Warrants (Continued)

                                     1994
                                     ----

          During the quarter ending March 31, 1994, the Company issued warrants to purchase 200,000 shares of common stock at $0.894 as part of the units sold to a related party during a private placement offering. The warrants expire December 1996.

          Creditors agreed to exchange amounts owed them totaling $141,902 for 158,728 units of a private placement offering at $0.894 per unit. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expired November 30, 1995.

          The Company granted options to the Company's Chief Scientist who is also a Director to purchase 1,600,000 shares of common stock at $0.894 per share. The options expire March 1999.

          The Company granted options to consultants to purchase 225,000 and 90,000 shares of common stock at $1.25 and $1.50 per share, respectively. Options for 115,000 and 200,000 shares expire March 1997 and March 1999, respectively.

          During the quarter ending June 30, 1994, the Company issued warrants to purchase 300,000 shares of common stock at $0.894 as part of the units sold to a related party during a private placement offering. The warrants expire December 1996.

          Noteholders agreed to exchange amounts owed them totaling $309,333 for 346,011 units of a private placement offering at $0.894 per unit. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expired November 30, 1995.

          The Company also issued warrants to purchase 200,000 shares of its common stock in connection with a financial advisory arrangement. The warrants were exercisable at $1.25 per share between February 1994 and August 1995.

          The Company, as an inducement to a warrant holder to exercise warrants to provide cash proceeds, offered to replace warrants at the rate of
          1.5 warrants for every warrant exercised. The Company issued 24,000 warrants to purchase common stock at $0.894 per share to replace 16,000 exercised warrants. The warrants expire May 1997.

          During the quarter ending September 30, 1994, the Company, as an inducement to a warrant holder to exercise warrants to provide cash proceeds, offered to replace warrants at the rate of 1.5 warrants for every warrant exercised. The Company issued 60,000 warrants to purchase common stock at $0.894 per share to replace 40,000 exercised warrants. The warrants expire in May 1997 and August 1997.

          The Company issued 80,000 warrants as part of sale of common stock to a related party. Each warrant is exercisable for one share of common stock at $0.25 per share. The warrants expire October 1997.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          b. Stock Options and Warrants (Continued)

          During the quarter ending December 31, 1994, the Company issued warrants to purchase 60,000 shares of common stock at $0.25 as part of the units sold to a related party. The warrants expire November 1998.

          The Company reserved 500,000 options for 500,000 shares of common stock to be granted to members of AMDL's Scientific Advisory Board. Price of the options will be fair market value on the date of the individual grant.

          As of March 31, 1996, no options for this reserve had been granted to members of AMDL's Scientific Advisory Board.

                                     1995
                                     ----

          The Company issued warrants to purchase 42,000 shares of common stock at $0.25 per share to an investment banking firm. The warrants expired March 1996.

          The Company issued warrants, as part of a sale of units, to purchase 500,000 shares of common stock at $0.45 per share. The warrants were exercised prior to the expiration date of June 30, 1995.

          The Company issued warrants, as part of a sale of units, to purchase 500,000 shares of common stock at $0.50 per share. The warrants were exercised prior to the expiration date of October 31, 1995.

          The Company issued warrants, as part of a sale of common stock, to purchase 125,000 shares of common stock at $0.75 per share and 250,000 shares at $0.70 per share. The warrants expired March 31, 1996.

          The Company issued warrants, as part of a sale of common stock, to purchase 66,667 shares of common stock at $1.00 per share. The warrants expired March 22, 1996.

          The Company issued warrants to purchase 6,667 shares of common stock at $1.00 per share to an investment banking firm. The warrants expire October 24, 1997.

          The Company granted warrants to a consultant to purchase 100,000 shares of common stock at $0.813 per share. The warrants expire November 3, 1998.

          The Company granted warrants to a consultant to purchase 10,000 shares of common stock at $1.375 per share and 5,000 shares at $0.938 per share. The warrants expire August 7, 1998, and October 19, 1998, respectively.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

                                     1996
                                     ----

          The Company issued warrants, as part of the sale of common stock, to purchase 1,125,000 additional shares of common stock at $0.70 per share. Warrants for 250,000 shares of common stock expired March 31, 1996. Warrants for 750,000 shares of common stock expire September 15, 1996. Warrants for 125,000 shares of common stock expire November 26, 1996.

          c. Benefit Plans

          On May 3, 1988, the Company adopted an Incentive Stock Option Plan (the Stock Option Plan) under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended. Pursuant to the Stock Option Plan, options to purchase up to 266,667 shares of the Company's common stock may be granted to employees of the Company. The Stock Option Plan is administered by the board of directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant (110 percent of the market value in the case of options granted to an employee who owns 10 percent or more of the Company's common stock) and no option can have a term in excess of 10 years (five years in the case of options granted to employees who own 10 percent or more of the Company's common stock). As of March 31, 1996 there were no options outstanding under this plan.

          During 1992, the Company adopted the 1992 Stock Option Plan (the
          Plan). Under the plan, incentive stock options and nonqualified options may be granted to officers and key employees of the Company for the purchase of up to 3,622,500 shares of the Company's common stock. Additionally, specific option grants may also be made. Expiration dates for the options may not exceed 10 years from the date of grant. In connection with the adoption, specific option grants for the purchase of 2,622,500 shares with an exercise price of $0.25 per share were granted.

          The 1992 Plan will terminate at midnight on April 22, 2002. No options may be granted after the date on which the 1992 Plan terminates. The 1992 Plan may be eliminated or terminated at an earlier time by the Company's Board of Directors, except with respect to any options the outstanding under the 1992 Plan. The option agreements for all but 45,000 of the granted options contain restrictions on the exercise of the options until certain events have occurred, which, as of March 31, 1996, had not occurred. In October 1994, the Company terminated the Plan cancelling 2,197,500 options.

          In 1994 the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). Options to purchase up to 5,000,000 shares of the Company's Common Stock may be granted to employees, directors and consultants of the Company. Options which are intended to qualify as "incentive" stock options under Section 422 of Internal Revenue Code may be granted only to employees who render services which contribute to the success of the Company. Non statutory stock options may be granted only to employees, directors and consultants who render services which contribute to the success of the Company. Grants of options under the 1994 Plan are subject to the approval, by stockholders, of the 1994 Plan. If approved by the stockholders, the 1994 Plan will terminate on March 14, 2004.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 9 -  SUBSEQUENT EVENTS

          Subsequent to March 31, 1996, the following transactions occurred.

          a. Licensing Agreements
             --------------------

          In April 1996, ICD, L.L.C. entered into agreements for the distribution of AMDL's DR-70 cancer tumor-marker detection test in Poland, the Philippines and Brunei.

          b. Common Stock and Warrants
             -------------------------

          The Company received $650,000 cash proceeds from the sale of 1,750,000 shares of common stock and warrants to purchase 875,000 additional shares of common stock at $0.70 per share. The warrants expire November 26, 1996.

          A holder of warrants exercised 19,500 warrants at $0.25 per share. Cash proceeds were $4,875.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     As reported in the Company's Report on Form 10-KSB for the year ended December 31, 1995, the Company instituted litigation in February 1996 against Roger L. Lallone and Edward L. Stephen and their corporate affiliates for misappropriation of trade secrets, breach of contract, conversion and violation of the Lanham Act. The action was filed in the U.S. District Court for the Central District of California (Case No. SACV 96-37). Defendant Lallone filed an Answer denying generally the material allegations of the Company's Complaint. In addition, he asserted counterclaims against the Company for breach of contract, fraud and trade secret misappropriation, pursuant to which he is seeking compensatory damages and punitive damages against the Company. The Company has denied the material allegation of Defendant Lallone's Counterclaim. The Company intends to vigorously defend itself against the Counterclaim of Defendant Lallone. Defendant Stephen filed a motion to compel arbitration and to stay the court proceedings. In May 1996, the Court denied this Motion. Defendant Stephen has not yet filed an answer to the Company's Complaint.


Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     In early 1991, the Company borrowed an aggregate of $390,000 from purchasers of the Company's unsecured convertible notes in a private placement. The notes bear interest at 10% per annum. The notes were due in April 1992, but were unpaid when due. Most of the notes were converted into shares of common stock in 1992. At March 31, 1996, the principal amount outstanding was $33,500.

     In early 1992, the Company borrowed $485,000 which became due on March 31, 1993. Most of these notes were converted into Units of common stock and warrants to purchase common stock of the Company. At March 31, 1996, the principal amount outstanding was $26,000 plus interest which accrues at 12% per annum.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMDL, INC.

May 13, 1996
                                        By:/s/Harry R. Berk
                                           -------------------------------
                                           Chief Accounting Officer


May 13, 1996
                                        By:/s/ Robert R. Guerrero
                                           -------------------------------
                                           Vice President, Secretary
                                           and Treasurer