Form 10QSB
period 1996-06-30
AMDL INC
filed 1996-08-13
CIK 838879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________


     COMMISSION FILE NUMBER 33-23786-LA


                                  AMDL, INC.
                               -----------------
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                 87-0188822
    -----------------------                     ------------------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)


     14272 FRANKLIN AVE., SUITE 106
           TUSTIN, CALIFORNIA                                   92680-7017
- -------------------------------------------                    ------------
(Address of principal executive offices)                        (Zip Code)


                                (714) 505-4460
             ----------------------------------------------------
               (Issuer's telephone number, including area code)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ____
    ---


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 1996, the Registrant had outstanding 33,482,571 shares of its common stock, par value $.001.

Item 1.   FINANCIAL STATEMENTS

     The Financial Statements are included after Item 2.


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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have exceeded its income. Operations have been funded principally through sales of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems and undertakes clinical trials and other actions necessary to obtain regulatory approvals. The Company also expects to incur substantial administrative and commercialization expenditures in the future. From December 31, 1995 to June 30, 1996, the Company's cash and cash equivalents increased to approximately $2,058,050 as a result of sales of the Company's securities. The Company is also hopeful of obtaining revenues from product sales, but there is no commitment by any person for purchase of any of these products. The Company plans to finance its cash needs principally through additional financings. However, it is not known whether the Company will be able to obtain additional funding. The Company has no firm commitments for other capital. The Company can make no prediction as to when, if ever, it will be profitable.

     The Company believes that its present cash and cash equivalents will be sufficient for the next year of operations, subject to the Company's ability to extend forbearance of collection efforts on its outstanding indebtedness. The Company's efforts during the next year will be dedicated principally to providing assistance to ICD in connection with international market development, domestic and international clinical testing programs, manufacturing of the DR-70(TM) test kits and planning for commercialization of other products. ICD has entered into eight exclusive distribution agreements for marketing of the test kits in the countries of Argentina-Chile, Brazil, China, Indonesia, Mexico, the Philippines, Poland and Taiwan, respectively. In order to retain exclusivity, the distributors in these respective countries will be required to make minimum purchases of the

Company's test kits from ICD. However, there is no firm commitment by any distributor to purchase any kits. Inasmuch as the kits constitute a new product, regulatory approvals have not been finalized, and the distributors, in some instances, are not experienced in the sale of this type of test, no assurance can be given of any revenues from these distribution arrangements. The Company intends for ICD to expand its marketing efforts to other countries. There can be no assurance as to the success of these efforts.

     The Company anticipates incurring approximately $150,000 for additional equipment to be used in the U.S. and approximately $200,000 for relocation costs and tenant improvements for a new facility. The Company does not anticipate any significant changes in the number of employees, but this again is dependant upon financing. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may seek to add employees to further its efforts to commercialize its products.

     On June 30, 1996, the Company had total notes payable outstanding of $234,000, plus accrued interest, which is past due and in default. At June 30, 1996, the Company also had aggregate accrued salaries payable to officers and other employees and former employees of $978,904. The Company has had various communications with these persons concerning possible alternative arrangements. There can be no assurance as to the success of these efforts.

     In February, 1995, the Company and a subsidiary of Briana formed ICD. Briana is obligated to pay a $1,000,000 marketing rights fee to the Company in connection with this venture. As of June 30, 1996, the Company has received $367,254 of this fee from Briana. The Company and Briana are considering various possibilities regarding payment of the balance of this marketing rights fee. The Company does not believe that Briana has the present ability to pay the balance owed.

     During the quarter ended June 30, 1996, the Company received $1,350,000 cash proceeds from the sale of 3,750,000 shares of common stock and warrants to purchase 1,875,000 additional shares of common stock at $0.70 per share. In addition, warrants issued in 1995 to purchase 19,500 shares of common stock were exercised for an aggregate of $4,875. The Company issued 16,779 shares of common stock to extinguish an amount of $15,000 due a director for consulting services provided in 1994. The Company also issued 89,127 shares of common stock in connection with the conversion of convertible notes payable of $20,000 and related accrued interest of $2,282.

     Subsequent to June 30, 1996, the Company received $1,900,000 from the sale of 4,000,000 shares of common stock and warrants to purchase 2,000,000 additional shares of common stock at $0.70 per share. In addition the Company received $697,500 from the exercise of warrants for 1,125,000 shares of common stock. The warrants were issued during the first two quarters of 1996.


Results of Operations

     Six Month Period Ended June 30, 1996 Compared to Six Month Period Ended
     -----------------------------------------------------------------------
     June 30, 1995
     -------------

     During the six month period ended June 30, 1996, the Company received no revenue from product sales. The Company received partial payment of the ICD marketing rights fees of $43,138 from Briana which was recorded as other income. Total expenses for the six month period ended June 30, 1996 were $779,508, resulting in a net loss of $736,370. Expense categories reflecting increases over the equivalent period in the prior year included laboratory and research
expenses and administrative payroll.   During the six month period ended June
30, 1995, the Company incurred expenses of $543,431 and a net reduction of other income of $50,000 for a loss of $593,431.

     Accordingly, the Company's loss for the six month period ended June 30, 1996 was $736,370, compared to a loss of $593,431 for the six month period ended June 30, 1995.

                                  AMDL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)

                                    ASSETS
                                    ------

                                                                       June 30,     December 31,
                                                                         1996           1995
                                                                     ------------   ------------
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                                  $  2,058,050    $    726,406
                                                                     ------------    ------------

   TOTAL CURRENT ASSETS                                                 2,058,050         726,406
                                                                     ------------    ------------

     TOTAL ASSETS                                                    $  2,058,050    $    726,406
                                                                     ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                           ----------------------------------------------

CURRENT LIABILITIES
 Notes payable (Note 3)                                              $    234,000    $    281,500
 Due to related party                                                      44,154          43,646
 Accounts payable and accrued expenses                                    171,049         250,753
 Accrued payroll                                                          978,904         955,610
 Accrued interest                                                          92,733          97,808
 Current portion of capital lease obligation                               35,754          33,145
                                                                     ------------    ------------

     TOTAL CURRENT LIABILITIES                                          1,556,594       1,662,462
                                                                     ------------    ------------

LONG-TERM DEBT (Note 7)
 Capital lease obligation, net of current portion                               -          20,902
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1 and 8):
 Preferred stock, 10,000,000 shares authorized, no shares issued
  or outstanding at June 30, 1996 and December 31, 1995                         -               -
 Common stock, $0.001 par value 50,000,000 shares authorized,
  28,344,187 and 22,208,281 shares issued and outstanding at
  June 30, 1996 and December 31, 1995, respectively                        28,344          22,208
 Common stock subscribed - 500,000 shares                                 300,000         300,000
 Additional paid-in capital                                             8,834,389       6,645,743
 Deficit accumulated during the development stage                      (8,661,277)     (7,924,909)
                                                                     ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 501,456        (956,958)
                                                                     ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                               $  2,058,050    $    726,406
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                                                           From Inception
                                                                                             On July 10,
                                     For the Three Months       For the Six Months          1987 Through
                                         Ended June 30,            Ended June 30,             June 30,
                                   -------------------------   -------------------------
                                      1996           1995         1996           1995           1996
                                   ----------     ----------   ----------     ----------    ------------

REVENUES                           $    -         $    -       $     -        $    -        $        -

EXPENSES  (Note 6)                    388,399        302,171      779,506        543,425      10,312,813

OTHER INCOME (Note 5)                   -            157,733       43,138        (50,003)      1,651,536
                                   ----------     ----------   ----------     ----------    ------------

NET LOSS                           $ (388,399)    $ (144,438)  $ (736,368)    $ (593,428)   $ (8,661,277)
                                   ==========     ==========   ==========     ==========    ============

EARNINGS (LOSS)
 PER SHARE  (Note 1)               $    (0.01)    $    (0.01)  $    (0.03)    $    (0.03)   $      (0.60)
                                   ==========     ==========   ==========     ==========    ============

                                  AMDL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
             From Inception on July 10, 1987 Through June 30, 1996
                                  (Unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                                                 Additional    During the
                               Common Stock               Preferred Stock         Paid-in     Development
                           Shares        Amount        Shares        Amount       Capital        Stage
                        ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  December 31,1987              -     $       -          -        $     -       $     -       $     -
 Common stock issued           1,275         1,275       -              -             -             -
 Net loss                       -             -          -              -             -            (37,323)
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance,
  December 31, 1988            1,275         1,275       -              -             -            (37,323)
 Restatement due to
  merger of common
  stock (Note 1)           8,865,307         7,591       -              -             48,201         -
 Common stock issued
    (Note 8)               1,347,880         1,348       -              -             54,994         -
   Net loss                     -             -          -              -             -           (241,479)
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance,
  December 31, 1989       10,214,462        10,214        -            -             103,195      (278,802)
 Common stock issued
  (Note 8)                 1,680,000         1,680        -            -             565,147        -
 Net loss                       -             -           -            -              -           (107,415)
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance,
  December 31, 1990       11,894,462        11,894        -            -             668,342      (386,217)
 Common stock issued
  (Note 8)                    60,000            60        -            -               8,440        -
 Net loss                       -             -           -            -               -        (1,044,395)
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance,
  December 31, 1991       11,954,462        11,954        -            -             676,782    (1,430,612)
 Warrants issued in
  connection with
  debt offering                 -             -           -            -             312,000        -
 Warrants issued for
  services                      -             -           -            -             546,199        -
 Common stock issued
    (Note 8)               2,061,581         2,062        -            -             911,511        -
 Net loss                      -              -           -            -               -        (2,083,984)
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance,
  December 31, 1992       14,016,043  $     14,016  $     -       $    -        $  2,446,492  $ (3,514,596)
                        ------------  ------------  ------------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
             From Inception on July 10, 1987 Through June 30, 1996
                                  (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                        Additional    During the
                                  Common Stock                Subscribed Stock           Paid-in      Development
                              Shares         Amount         Shares         Amount        Capital         Stage
                           ------------   ------------   ------------   ------------   ------------  ------------
Balance,
  December 31, 1992          14,016,043   $     14,016   $     -        $      -       $  2,446,492  $ (3,514,596)

 Common stock issued
  (Note 8)                    1,732,516          1,733         -               -          1,547,136         -
 Net loss                         -               -            -               -               -       (1,348,254)
                           ------------   ------------   ------------   ------------   ------------  ------------

Balance,
 December 31, 1993           15,748,559         15,749         -               -          3,993,628    (4,862,850)

   Common stock
    issued (Note 8)           1,925,739          1,925         -               -          1,057,822         -
   Net loss                       -               -            -               -               -       (1,604,589)
                           ------------   ------------   ------------   ------------   ------------  ------------

Balance,
 December 31, 1994           17,674,298         17,674         -               -          5,051,450    (6,467,439)

   Common stock
    issued (Note 8)           4,533,983          4,534         -               -          1,594,293         -
   Common stock
    subscribed (Note 5)           -               -           500,000        300,000           -            -
   Net loss                       -               -            -              -                -       (1,457,470)
                           ------------   ------------   ------------   ------------   ------------  ------------

Balance,
 December 31, 1995           22,208,281         22,208        500,000        300,000      6,645,743    (7,924,909)

   Common stock
    issued (Note 8)           6,135,906          6,136         -              -           2,188,646         -
   Net loss                       -               -            -              -                -         (736,368)
                           ------------   ------------   ------------   ------------   ------------  ------------

Balance,
 June 30, 1996               28,344,187   $     28,344        500,000   $    300,000   $  8,834,389  $ (8,661,277)
                           ============   ============   ============   ============   ============  ============

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                     From Inception
                                                                                                       On July 10,
                                               For the Three Months       For the Six Months          1987 Through
                                                   Ended June 30,            Ended June 30,             June 30,
                                             -------------------------   -------------------------
                                                1996          1995          1996          1995           1996
                                             ----------    ----------    ----------    ----------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net income (loss)                           $ (388,399)    $ (144,438)  $ (736,368)   $ (593,428)   $ (8,661,277)
 Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
  Stock subscribed                                 -              -            -             -            300,000
  Depreciation and amortization                    -            19,571         -           39,142         799,288
  Stock and warrants issued
   for services and accrued interest               -              -            -             -            839,615

Change in operating assets
  liabilities:

 Increase (decrease) in amount
  due related party                              21,823         21,822          508       (29,684)         44,154
 Increase (decrease) in accrued
  payroll                                        21,978         44,000       23,294        58,000         978,904
 Increase (decrease) in other
  accrued liabilities                            (7,697)         7,329       (5,075)       17,325          92,733
 Increase (decrease) in
  accounts payable and
   accrued expenses                             (19,173)       (58,268)     (17,423)      (89,554)        231,852
                                             ----------     ----------   ----------    ----------    ------------

     Net Cash Provided (Used) in
      Operating Activities                     (371,468)      (109,984)    (735,064)     (598,199)     (5,374,731)
                                             ----------     ----------   ----------    ----------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Purchase of equipment                             -              -            -             -           (215,930)
 Expenditures for patents in
 process                                           -              -            -             -           (154,682)
                                             ----------     ----------   ----------    ----------    ------------

     Net Cash Provided (Used) in
      Investing Activities                  $      -        $     -      $     -       $     -       $   (370,612)
                                             ----------     ----------   ----------    ----------    ------------

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                              From Inception
                                                                                                On July 10,
                                      For the Three Months         For the Six Months          1987 Through
                                         Ended June 30,               Ended June 30,             June 30,
                                      -----------------------       ----------------------
                                         1996         1995            1996          1995              1996
                                      ---------     ---------       ---------    ---------       --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Repayments yearly capital
  lease obligations                   $    (8,233)  $     -         $  (18,293)  $     -         $  (80,922)
 Proceeds from notes payable                 -            -               -         110,000         436,000
 Repayment of notes payable               (25,500)     (18,503)        (47,500)     (25,678)       (202,000)
 Proceeds from issuances
  of common stock                       1,329,875      650,000       2,132,501    1,078,000       7,593,248
 Net effect of merger with CVI               -            -               -            -             57,067
                                      -----------   ----------      ----------   ----------      ----------

     Net Cash Provided (Used) in
      Financing Activities             (1,296,142)     631,497       2,066,708    1,162,322       7,803,393
                                      -----------   ----------      ----------   ----------      ----------

NET INCREASE (DECREASE) IN
CASH AND  CASH EQUIVALENTS                924,674      521,513       1,331,644      564,123       2,058,050

CASH AND CASH EQUIVALENTS
AT BEGINNING  OF PERIOD                 1,133,376       73,192         726,406       30,582            -
                                      -----------   ----------      ----------   ----------      ----------

CASH AND CASH EQUIVALENTS
 AT END OF  PERIOD                    $ 2,058,050   $  594,705      $2,058,050   $  594,705      $2,058,050
                                      ===========   ==========      ==========   ==========      ==========

NON-CASH FINANCING ACTIVITIES:
 Common stock and warrants
  issued for services                 $      -      $     -         $     -      $     -         $  497,382
 Debt converted to equity                  62,281         -             62,281         -            723,194
 Equipment purchased under capital
  lease                                      -            -               -            -            117,454
CASH PAID FOR:
 Interest                             $      -      $     -         $     -      $     -         $   95,530
 Income taxes                                -            -               -            -               -

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization and Nature of Business

          AMDL, INC. (formerly Advanced Medical Diagnostic, Ltd.) (the Company) was incorporated June 7, 1989, in the state of Delaware. The Company is a development-stage company committed to the development of an accurate, dependable, low-cost broad-based detection technology for cancer and other diseases (see Note 2).

          On January 16, 1989, the officers/shareholders of Advanced Medical Diagnostic, Ltd. entered into a share exchange agreement (the Agreement) with California Ventures, Inc. (CVI) and its officers which provides for the combining of the two companies in a transaction accounted for as a reverse acquisition. CVI was a development-stage enterprise located in Colorado that was formed on May 3, 1988, for the purpose of engaging in mergers with or acquiring a single or small number of private firms.

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

          The Company is in the development stage and has not generated any revenues from operations and has no assurance of future revenues. Additionally, the Company has moderate liquid assets. In order to finance the operations of the Company and further development, additional capital is required. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

          In February 1995, the Company and AMDL Canada, a related party, executed a joint venture agreement forming, ICD. L.L.C., to pursue world-wide marketing relationships excluding Canada and the United States. The operating agreement set up the initial capital contribution for the Company at 65 percent and requires AMDL Canada to pay the Company a marketing rights fee of $1,000,000. As of June 30, 1996, the Company had received $367,253 of the $1,000,000 marketing rights fee. The Company has incurred ICD formation and operational expenses of approximately $140,000 from inception through June 30, 1996. AMDL Canada has incurred ICD formation and operational expenses of approximately $35,000 from inception through June 30, 1996. There is no assurance the Company or AMDL Canada will be reimbursed for these expenses by ICD.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Management has taken action to address these matters.  They include:

          - Retention of experienced management personnel with particular skills in the successful completion of cash generating licensing agreements, etc.

          -  Attainment of technology to detect cancer (see Note 2).

          Additionally, the Company has unsecured notes payable which were due in April 1992 and March 1993 and unsecured convertible notes payable which were due in July, August, October and November 1995. The Company is currently in default on its principal and interest payments. Management is currently attempting to renegotiate the loans.

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

          c. Equipment

          Prior to 1995, equipment was depreciated on the straight-line basis over five years which was the estimated useful lives of the related assets. In 1995, the Company elected to depreciate the remaining book value ($155,956) on its equipment.

          d. Patents

          The Company has expended funds for patents that are in various stages of the filing and approval process. Prior to 1995, patents were amortized on the straight-line basis over an estimated useful life of 10 years. In 1995, the Company elected to amortize the remaining book value ($92,792) on its patent.

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          i. Post-Employment and Post-Retirement Benefits

          The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits" have no impact on the Company's financial statements.

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

          k. Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 2 -  ASSIGNMENT OF TECHNOLOGY

          During October 1988, the Company received an assignment of all rights, title and interest in a particular technology invented and developed for the detection of cancer. The Company paid $1.00 for such technology and no costs related thereto were previously incurred by the inventor.

          The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the U.S. Federal Food, Drug and Cosmetics Act (FDA) and by the regulations of state agencies and various foreign government agencies. The Company's proposed test system and other clinical products intended for diagnostic or therapeutic use in humans are subject to certain clearance procedures administered by the above regulatory agencies. The Company has received permission from the Health Protection Branch in Ottawa, Canada to market its DR-70 cancer tumor-marker detection test as a lung cancer detection kit in Canada. The Company has also received permission from the U.S. Food and Drug Administration to export the lung cancer detection kit to Canada. In July 1996, the Company filed a 510(k) Premarket Notification application with the FDA for PyloriProbe /tm/, its diagnostic test for the detection of Helicobacter pylori. H. pylori is a bacterium associated with chronic gastritis (stomach inflammation) and gastric and duodenal ulcers, and untreated, can eventually lead to stomach cancer. The Company has not applied for any other regulatory approvals of its proposed products. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

NOTE 3 -  NOTES PAYABLE

          Notes payable at June 30, 1996 and December 31, 1995, consisted of the following:


                                                                                    1996             1995
                                                                                  --------         --------
          Unsecured notes payable to individuals and corporations,
           and trusts, interest accruing at ten percent per annum,
           principal and interest due in April 1992.  The note,
           principal and accrued interest, is convertible into shares of common stock of the Company upon request of the note
           holder at a price of $1.31 per share.                                  $   29,000       $   43,500

          Unsecured notes payable to individuals, corporations,
           interest accruing at twelve percent per annum, principal
           and interest due in March 1993.                                            25,000           38,000

          Convertible demand note payable to an officer and director of the
           Company.  The note was non interest bearing until June 1992, after which interest accrues at eight percent.  The note, principal and accrued interest, is convertible into shares of common stock of the
           Company upon request of the Company upon request of the note
           holder at a price of $0.42 per share.                                      60,000           60,000
                                                                                  ----------       ----------

          Balance forward                                                         $  114,000       $  141,500
                                                                                  ----------       ----------

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 3 - NOTES PAYABLE (Continued)

                                                                                        1996             1995
                                                                                     ----------       ----------

          Balance forward                                                            $  114,000       $  141,500

          Convertible demand notes payable to an employee of the Company.
           The notes were non-interest bearing until July and August 1992, after which interest accrues at eight percent.  The notes, principal and accrued interest, are convertible into shares of common stock of the Company upon request of the note holder at a price of
           $0.42 per share.                                                              50,000           50,000

          Convertible notes payable to an employee of the Company.
           The one year notes are interest bearing at ten percent per annum and are due July and August 1995.  The notes, principal and accrued interest, are convertible, upon request of the note holder, on or before maturity, into shares of common stock plus an equal number of warrants to purchase additional
           shares of common stock at $0.894 per share.  The warrants
           expire November 1998.                                                         50,000           50,000

          Convertible notes payable to an officer and director of the
           Company.  The one year notes are interest bearing at ten and twelve percent per annum and are due October, November and
           December 1995.  The notes, principal and accrued interest, are convertible, upon request of the note holder, on or before maturity, into shares of common stock plus an equal number of warrants to purchase additional shares of common stock at $0.25 per share.
           The warrants expire November 1998.                                            20,000           20,000

          Convertible notes payable to individuals, interest accruing, at twelve percent per annum, principal and interest due
           December 1995.  The notes, principal and accrued interest, are convertible, upon request of the note holder, on or before
           maturity, into shares of common stock at $0.25 per share.                       -              20,000

          As of June 30, 1996, all of the above notes payable
           were in default.                                                          $  234,000       $  281,500
                                                                                     ==========       ==========

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 4 -  INCOME TAXES

          The Company has experienced net losses since inception. As such, no provision for income tax has been made for the three years ended December 31, 1995. At December 31, 1995, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $7,912,000 and $3,769,000 respectively, which expire in the years 2003 through 2010, and 1996 through 2000, respectively. These net operating loss carryforwards are also available for financial reporting purposes.

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          In February 1995, the Company and AMDL Canada, a related party, entered into an agreement providing for the cancellation of all of the existing licensing agreements except the 1989 agreement for marketing the Company's cancer detection products in Canada. The new agreement specifies the of $1,000,000 marketing rights fee by AMDL Canada to the Company.

          The Company and AMDL Canada agreed that, in consideration for AMDL Canada's cancellation of its royalty interest in sales to the United Kingdom for which it paid $300,000 in 1993, the Company would issue 500,000 shares of the Company's common stock. AMDL Canada has agreed to reserve these shares for incentives to executive officers of the Company. Such shares are reflected as common stock subscribed at June 30, 1996. The Company recorded an expense of $300,000 in 1995 for this transaction since the amount had previously been recognized as income in 1993 when the rights were originally sold.

          In December 1995, ICD, L.L.C., entered into an agreement for distribution of AMDL's DR-70 cancer tumor-marker detection test through a chain of reference laboratories in Indonesia. During the first quarter of 1996, ICD, L.L.C. entered into agreements for the distribution of AMDL's DR-70 cancer tumor-marker in Brazil and China. During the second quarter of 1996, ICD, L.L.C. entered into agreements for the distribution of AMDL's DR-70/tm/ lung cancer tumor-marker in the Philippines, Poland, Argentina, Chile, Mexico and Taiwan.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 6 -  RELATED PARTY TRANSACTIONS

                                     1994
                                     ----

          During the year ended December 31, 1994 advances of approximately $90,200 were made on behalf of the Company by a related party for expenses incurred in connection with pursuing regulatory approval. Such advances were offset against the purchase of AMDL securities.

          The Company borrowed $50,000 from an employee on a convertible debt basis. The notes, payable one year from the date of the loan, with interest at ten percent per annum, are convertible into units which consists of one share of common stock and one warrant to purchase an additional share of common stock at $0.894. The warrants expire 1998.

          The Company borrowed $20,000 from an officer and director on a convertible debt basis. The notes, payable one year from the date of the loan, with interest at ten percent per annum, are convertible into units which consist of one share of common stock and one warrant to purchase an additional share of common stock at $0.25 per share. The warrants expire November 1998.

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

          The Company incurred approximately $20,000 of consulting fees to a director of the Company. The unpaid balance of such fees at December 31, 1995, was approximately $15,000 and was reflected in accounts payable in the accompanying balance sheets. During the second quarter of 1996, the Company issued 16,779 shares of its common stock to the director in exchange for the amount owed.

          The Company approved an extension of the expiration date of 150,000 options granted to an officer as part of an employment agreement. The options now expire December 1997.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 6 -  RELATED PARTY TRANSACTIONS (Continued)

                                     1995
                                     ----

          The Company received $20,000 and issued convertible notes payable to an officer and director of the Company. The one year notes are interest bearing at twelve percent per annum and are due December 1995. The notes, principal and accrued interest, are convertible, upon request of the note holder, into shares of common stock at $0.25 per share.

          Also, the Company received $15,000 and issued convertible notes payable to a related party. The one year notes are interest bearing at twelve percent per annum and are due December 1995. The notes, principal and accrued interest, were converted at the request of the note holder, on or before maturity, into shares of common stock at $0.25 per share.

          The Company receive $324,115 from Briana Bio-Tech, Inc. (the parent of AMDL Canada) as partial payment of a joint venture international marketing rights fee of $1,000,000.

                                     1996
                                     ----

          During the first half of 1996, advances of approximately $43,646 were made on behalf of the Company by Briana Bio-Tech for expenses incurred in connection with pursuing regulatory approval and subsequent longitudinal studies. Advances of $43,138 made during 1995 were offset against the payment of a joint venture marketing rights fee of $1,000,000.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          a. Lease

          The cost and net book value of leased equipment at June 30, 1996, was $-0-. A schedule of future minimum lease payments together with the net present value of the minimum lease payments under the capital lease as of June 30, 1996 is as follows:

          Year ending December 31,
          1996                                              $   18,904
          1997                                                  22,057
                                                            ----------

          Future minimum payments                               40,961

          Less - Amount representing interest                   (5,207)
                                                            ----------

          Present value of minimum lease payments               35,754

          Less - Current portion                               (35,754)
                                                            ----------
                                                            $     -
                                                            ==========

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          In January 1995, the Company entered into a two year employment agreement with Harry Berk, Vice President. The agreement specifies an annual base salary of $80,000. Mr. Berk also received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.97 per share exercisable until December 31, 1999. Options to purchase 25,000 shares vested upon execution of the agreement. The options to purchase the remaining 75,000 shares will vest in quarterly installments of 18,750 shares each over one year. The agreement contains a severance expiration date, Mr. Berk shall be entitled to a severance payment equal to three months salary. The provisions for customary medical insurance, vacation sick leave, nondisclosure provisions and covenants not to compete. If the Company creates an executive bonus plan, Mr. Berk shall be entitled to participate in such a plan.

          The Board of Directors approved a $222,000 annual base salary for Dr. That T. Ngo effective June 1, 1996.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 8 -  CAPITAL TRANSACTIONS

          a. Common Stock

          CVI sold to the public 733,333 units of common stock prior to the merger date. The units were offered at a purchase price of $0.15 per share per unit. Each unit consisted of one share of the Company's $0.001 par value common stock and two common stock purchase warrants. One warrant (the A warrant) entitles the holder thereof to purchase one share of common stock at $0.60 per share during the period commencing on the date of the prospectus (October 11, 1988) and terminating two years thereafter. The other warrant (the B warrant) entitles the holder thereof to purchase one share of common stock at $1.05 per share during the period commencing on the date of the prospectus (October 11, 1988) and terminating three years thereafter. The warrants are separately transferable and tradeable from the common stock immediately after the closing of the offering (December 1988). The terms of the A and B warrants have been extended through December 31, 1996. However, neither the A or B warrants are exercisable in the absence of a current registration statement under SEC regulations. As of June 30, 1996, all A and B warrants were outstanding. The Company has the right to redeem the A and/or B warrants upon thirty days written notice to the holders thereof at $0.0015 per warrant.

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          Creditors agreed to exchange amounts owed them totaling $141,902 for 158,728 units of a private placement offering at $0.894 per unit. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expire November 1995.

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

          The Company issued 346,011 units to cancel notes payable of $250,000 and related accrued interest of $59,333. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expire November 30, 1995.

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          The Company and AMDL Canada, a related party, agreed to cancel a 1992 agreement providing AMDL Canada with a royalty on sales of raw materials in the United Kingdom. The Company and AMDL Canada agreed to apply the $300,000 royalty advance received by the Company in 1992 to 500,000 shares of AMDL, Inc. common stock which will be reserved for incentives to executive officers of the Company. Such shares are reflected as common stock subscribed at June 30, 1996.

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

          The Company receive $150,000 cash proceeds from the sale of 500,000 shares of common stock at $0.30 per share.

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          a. Common Stock (Continued)

                                     1996
                                     ----

          During the first quarter the Company received $800,000 cash proceeds from the sale of 2,250,000 shares of common stock and warrants to purchase 1,125,000 additional shares of common stock at $0.70 per share. Warrants for 250,000 shares of common stock expired March 31, 1996. Warrants for 750,000 shares of common stock expire September 15, 1996. Warrants for 125,000 shares of common stock expire November 26, 1996. The Company received $2,625 cash proceeds from the exercise of warrants for 10,500 shares of common stock. The warrants were issued in 1995 to an investment banking firm.

          During the second quarter the Company received $1,350,000 cash proceeds from the sale of 3,750,000 shares of common stock and warrants to purchase 1,875,000 additional shares of common stock at $0.70 per share. Warrants for 1,000,000 shares of common stock expire October 31, 1996. Warrants for 875,000 shares of common stock expire November 26, 1996. The Company received $4,875 cash proceeds from the exercise of warrants for 19,500 shares of common stock. The warrants were issued in 1995 to an investment baking firm. The Company issued 16,779 shares of common stock to extinguish an amount of $15,000 due a director for consulting services provided in 1994. The Company issued 89,127 shares of common stock to cancel convertible notes payable of $20,000 and related accrued interest of $2,282.

          b. Stock Options and Warrants

          In October 1990, the Company issued three-year warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of $1.00 per share to its investment banking consultants. The warrants were granted at an exercise price of not less than the estimated fair market value of the common stock at the date of grant. The warrants were extended through October 1995. As of June 30, 1996, 56,000 warrants had been exercised.

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

          In April 1991, the Company issued unsecured promissory notes in the amount of $390,000. The notes, until repaid, were convertible into shares of common stock at $1.31 per share. As of June 30, 1996 the unpaid principal relating to these notes was $29,000 convertible into 22,137 shares.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          In 1992, the Company borrowed $485,000 and issued promissory notes in that amount and warrants to purchase 485,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share and expire March 1997. In connection therewith, the Company recorded deferred interest expense of approximately $312,000 which was amortized over the term of the notes payable through March 1993. At June 30, 1996, 160,000 warrants had been exercised.

          In 1992, the Company also issued warrants to purchase 200,000 shares of its common stock in connection with a financial advisory arrangement. The warrants are exercisable at $1.25 per share between February 1993 and August 1995.

          In 1991 and 1992, the Company borrowed an aggregate of $110,000 from two employees of the Company, one of whom is an officer and director of the Company. The loans have not been repaid as of June 30, 1996. At the option of the lenders, the amount due may be converted into the Company's common stock at $0.42 per share.

          In 1992, the Company issued warrants to purchase 640,000 shares of common stock at $0.894 as part of the units sold during a private placement offering (See Note 8 a). The warrants expire on December 31, 1996. Also during 1992, the Company issued stock options for 100,000 shares of common stock to investor relations firms; 50,000 options at $1.875 per share and 50,000 options at $2.25 per share. The options expired December 1995.

          During 1993, the Company issued warrants to purchase 1,478,185 shares of common stock at $0.894 as part of the units sold, including sales to a related party, of a private placement offering. During November 1993, 11,184 of these warrants were exercised. The remaining warrants expire in December 1996 and expired in November 1995. On December 17, 1993, the Company issued warrants to purchase 243,147 share of common stock at $0.894 per share in connection with the extinguishment of notes payable (See Note 8 a). The warrants expired November 30, 1995. During 1993, the Company also issued warrants to purchase 3,909 shares of common stock at $0.894 per share to investment banking firms. The warrants expired November 30, 1995. During 1993, the Company also issued a total of 80,000 options at $1.25 per share to a scientific advisory board member and a former employee. The options expire February 1998 and expired June 30, 1995, respectively.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          Noteholders agreed to exchange amounts owed them totaling $309,333 for 346,011 units of a private placement offering at $0.894 per unit. A unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at $0.894. The warrants expire November 1995.

          The Company also issued warrants to purchase 200,000 shares of its common stock in connection with a financial advisory arrangement. The warrants are exercisable at $1.25 per share between February 1994 and August 1995.

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

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          As of June 30, 1996, no options from this reserve had been granted to members of AMDL's Scientific Advisory Board.

                                     1995
                                     ----

          The Company issued warrants to purchase 42,000 shares of common stock at $0.25 per share to an investment banking firm. Warrants for 30,000 shares of common stock were exercised prior to the expiration date of March 1996.

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

          The Company granted warrants to a consultant to purchase 10,000 shares of common stock at $1.375 per share and 5,000 shares at $0.983 per share. The warrants expire August 7, 1998, and October 19, 1998, respectively.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

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

          During the second quarter the Company issued warrants, as part of the sale of common stock, to purchase 1,875,000 additional shares of common stock at $0.70 per share. Warrants for 1,000,000 shares of common stock expire October 31, 1996. Warrants for 875,000 shares of common stock expire November 26, 1996.

          c.  Benefit Plans

          On May 3, 1988, the Company adopted an Incentive Stock Option Plan (the Stock Option Plan) under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended. Pursuant to the Stock Option Plan, options to purchase up to 266,667 shares of the Company's common stock may be granted to employees of the Company. The Stock Option Plan is administered by the board of directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant (110 percent of the market value in the case of options granted to an employee who owns 10 percent or more of the Company's common stock) and no option can have a term in excess of 10 years (five years in the case of options granted to employees who own 10 percent or more of the Company's common stock). As of June 30, 1996 there were no options outstanding under this plan.

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

          The 1992 Plan will terminate at midnight on April 22, 2002. No options may be granted after the date on which the 1992 Plan terminates. The 1992 Plan may be eliminated or terminated at an earlier time by the Company's Board of Directors, except with respect to any options the outstanding under the 1992 Plan. The option agreements for all but 45,000 of the granted options contain restrictions on the exercise of the options until certain events have occurred, which, as of June 30, 1996, had not occurred. In October 1994, the Company terminated the Plan cancelling 2,197,500 options.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 1995 and June 30, 1996

NOTE 8 -  CAPITAL TRANSACTIONS (Continued)

          c. Benefit Plans (Continued)

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

NOTE 9 -  SUBSEQUENT EVENTS

          Subsequent to June 30, 1996, the following transactions occurred.

          a. Common Stock and Warrants

          The Company received $1,900,000 cash proceeds from the sale of 4,000,000 shares of common stock and warrants to purchase 2,000,000 additional shares of common stock at $0.70 per share. The warrants expire November 26, 1996.

          The Company received $697,500 cash proceeds from the exercise of warrants for 1,125,000 shares of common stock. The warrants were issued as part of the sale of common stock during the first two quarters of 1996.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     As reported in the Company's Report on Form 10-KSB for the year ended December 31, 1995, the Company instituted litigation in February 1996 against Roger L. Lallone and Edward L. Stephen and their corporate affiliates for misappropriation of trade secrets, breach of contract, conversion and violation of the Lanham Act. The action was filed in the U.S. District Court for the Central District of California (Case No. SACV 96-37). Defendant Lallone filed an Answer denying generally the material allegations of the Company's Complaint. In addition, he asserted counterclaims against the Company for breach of contract, fraud and trade secret misappropriation, pursuant to which he is seeking compensatory damages and punitive damages against the Company. The Company has denied the material allegation of Defendant Lallone's Counterclaim. The Company intends to vigorously defend itself against the Counterclaim of Defendant Lallone. Defendant Stephen filed a motion to compel arbitration and to stay the court proceedings. In May 1996, the Court denied this Motion. In June 1996 Defendant Stephen filed an Answer denying generally the material allegations of the Company's Complaint. In addition, he asserted counterclaims against the Company for breach of contract claiming damages of $110,000, and for interference with prospective economic advantage claiming damages in excess of $100,000. He also claims punitive damages in an amount to be determined. The Company intends to vigorously defend itself against the counterclaims of Defendant Stephen.


Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     In early 1991, the Company borrowed an aggregate of $390,000 from purchasers of the Company's unsecured convertible notes in a private placement. The notes bear interest at 10% per annum. The notes were due in April 1992, but were unpaid when due. Most of the notes were converted into shares of common stock in 1992. At June 30, 1996, the principal amount outstanding was $29,000.

     In early 1992, the Company borrowed $485,000 which became due on March 31, 1993. Most of these notes were converted into Units of common stock and warrants to purchase common stock of the Company. At June 30, 1996, the principal amount outstanding was $25,000 plus interest which accrues at 12% per annum.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMDL, INC.

August 12, 1996
                                    By:/s/Harry R. Berk
                                       -------------------------------
                                       Chief Accounting Officer


August 12, 1996
                                    By:/s/ Robert R. Guerrero
                                       -------------------------------
                                       Vice President, Secretary and
                                       Treasurer