Form 10QSB
period 1996-09-30
AMDL INC
filed 1996-11-14
CIK 838879

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[___] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                             -------------    -------------

      COMMISSION FILE NUMBER 33-23786-LA


                                  AMDL, INC.
                                  ----------
       (Exact name of small business issuer as specified in its charter)


         DELAWARE                                           87-0188822
---------------------------------                           ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


  14272 FRANKLIN AVE., SUITE 106
  TUSTIN, CALIFORNIA                                        92780-7017
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


         (714) 505-4460
------------------------------------------------
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 1996, the Registrant had outstanding 33,529,903 shares of its common stock, par value $.001.

Item 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by AMDL, INC. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The Financial Statements are included after Item 2.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Since inception, the Company has been in the development stage and has devoted its resources to research and development of its proposed cancer monitoring and other products. To date, the Company has not received any revenues from the sale of any products. The Company has incurred losses since inception and expects to incur a significant operating loss during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have exceeded its income. Operations have been funded principally through sales of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems and undertakes clinical trials and other actions necessary to obtain regulatory approvals. The Company also expects to incur substantial administrative and commercialization expenditures in the future. From December 31, 1995, to September 30, 1996, the Company's cash and cash equivalents increased to approximately $3,945,174 as a result of sales of the Company's securities. The Company is also hopeful of obtaining revenues from product sales, but there is no commitment by any person for purchase of any of these products. The Company plans to finance its cash needs principally through additional financings. However, it is not known whether the Company will be able to obtain additional funding. The Company has no firm commitments for other capital. The Company can make no prediction as to when, if ever, it will be profitable.

     The Company believes that its present cash and cash equivalents will be sufficient for the next year of operations, subject to the Company's ability to extend forbearance of collection efforts on its outstanding indebtedness. The Company's efforts during the next year will be dedicated principally to providing assistance to ICD in connection with international market development, domestic and international clinical testing programs, manufacturing of the DR-70 test kits and planning for commercialization of other products. ICD has entered into nine exclusive distribution agreements for marketing of the test kits in the countries of Argentina-Chile, Brazil, China, Indonesia, Mexico, the Philippines, Poland, Taiwan and Malaysia, respectively. In order to retain exclusivity, the distributors in these respective countries will be required to make minimum purchases of the Company's test kits from ICD. However, there is no firm commitment by any distributor to purchase any kits. Inasmuch as the kits constitute a new product, regulatory approvals have not been finalized, and the distributors, in some instances, are not experienced in the sale of this type of test, no assurance can be given of any revenues from these distribution arrangements. The Company intends for ICD to expand its marketing efforts to other countries. There can be no assurance as to the success of these efforts.

     The Company anticipates incurring approximately $150,000 for additional equipment to be used in the U.S. during the next twelve months. The Company does not anticipate any significant changes in the number of employees, but this again is dependent upon financing. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may seek to add employees to further its efforts to commercialize its products.

     On September 30, 1996, the Company had total notes payable outstanding of $25,000. At September 30, 1996, the Company also had aggregate accrued salaries payable to officers and other employees and former employees of $982,518. The Company has made payment arrangements with six persons who are current or former employees who were owed an aggregate of $621,089 at September 30, 1996. The Company has agreed to pay each of these persons their proportionate share of 5% of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances the minimum monthly payment would be increased. All amounts must be paid no later than February 28, 2001. The Company has had various communications with the other employees and officer concerning possible alternative arrangements. There can be no assurance as to the success of these efforts.

     In February, 1995, the Company and a subsidiary of Briana formed ICD. Briana is obligated to pay a $1,000,000 marketing rights fee to the Company in connection with this venture. As of September 30, 1996, the Company has received $367,254 of this fee from Briana. The Company and Briana are considering various possibilities regarding payment of the balance of this marketing rights fee. The Company does not believe that Briana has the present ability to pay the balance owed.

     During the quarter ended September 30, 1996, the Company received $1,900,000 from the sale of 4,000,000 shares of common stock and warrants to purchase 2,000,000 additional shares of common stock at $0.70 per share. The warrants expire November 1996. In addition the Company received $697,500 from the exercise of warrants for 1,125,000 shares of common stock. The warrants were issued during the first two quarters of 1996. The Company issued 13,384 shares of common stock to extinguish an amount of $11,932 due a public relations firm for services provided in 1994. The Company also issued 47,333 shares of common stock and warrants to purchase an additional 47,333 shares of common stock at $0.25 per share to an officer and director. The shares and warrants were issued in connection with the conversion of convertible notes payable of $10,000 and related accrued interest of $1,833. The warrants expire November 1998.

     The table below sets forth the Company's securities transactions made pursuant to Securities and Exchange Commission Regulation S during the nine month period ended September 30, 1996.

              Number of                    Warrant        Warrant
              Shares of       Number of    Exercise      Expiration         Cash         Holding
  Date       Common Stock    Warrants(1)    Price           Date          Proceeds      Period(2)
-------      ------------    -----------   --------      ----------      ----------     ---------
PURCHASER:   Euro-American GMBH
01/16/96        500,000          250,000   $   0.70        03/31/96      $  175,000      6 months
01/25/96        500,000          250,000       0.70        09/15/96         175,000      6 months
02/26/96        500,000          250,000       0.70        09/15/96         175,000      6 months
03/06/96        250,000          125,000       0.70        11/26/96         100,000      6 months
04/04/96        750,000          375,000       0.70        11/26/96         300,000      6 months
04/29/96      1,000,000          500,000       0.70        11/26/96         350,000      6 months
05/23/96      1,000,000          500,000       0.70        10/31/96         350,000      6 months
06/04/96      1,000,000          500,000       0.70        10/31/96         350,000      6 months
07/12/96      4,000,000        2,000,000       1.22        11/26/96       1,900,000     12 months
08/05/96        250,000          warrant   exercise                         155,000      6 months
08/05/96        250,000          warrant   exercise                         155,000      6 months
08/05/96        125,000          warrant   exercise                          77,500      6 months
08/05/96        500,000          warrant   exercise                         310,000      6 months

PURCHASER:  Lake Forest Partners, L.P.
03/15/96     500,000         250,000       $   0.70        09/15/96      $  175,000      6 months

(1) Each warrant is exercisable for one share of common stock.

(2) Refers to the minimum period from the date of issuance before transfers may be made to a U.S. person as that term is defined in Regulation S.

Results of Operations

       Nine Month Period Ended September 30, 1996 Compared to Nine Month Period
       ------------------------------------------------------------------------
       Ended September  30, 1995
       -------------------------

       During the nine month period ended September 30, 1996, the Company received no revenue from product sales. The Company received partial payment of ICD marketing rights fees of $43,138 from Briana which was recorded as other income. Total expenses for the nine month period ended September 30, 1996, were $1,238,931, resulting in a net loss of $1,195,803. Expense categories reflecting increases over the equivalent period in the prior year included legal
fees, laboratory and research expenses and administrative payroll.   During the
nine month period ended September 30, 1995, the Company incurred expenses of $830,400 and a net reduction of other income of $50,003 for a loss of $880,403.

     Accordingly, the Company's loss for the nine month period ended September 30, 1996, was $1,195,803, compared to a loss of $880,403 for the nine month period ended September 30, 1995.

                                  AMDL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)

                                    ASSETS
                                    ------

                                                                     September 30,   December 31,
                                                                         1996            1995
                                                                     -------------   ------------
CURRENT ASSETS
 Cash and cash equivalents                                           $   3,945,174   $    726,406
                                                                     -------------   ------------
     TOTAL CURRENT ASSETS                                                3,945,174        726,406
                                                                     -------------   ------------
     TOTAL ASSETS                                                    $   3,945,174   $    726,406
                                                                     =============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES
 Notes payable                                                       $      25,000   $    281,500
 Due to related party                                                       65,977         43,646
 Accounts payable and accrued expenses                                     165,369        250,753
 Accrued payroll                                                           982,518        955,610
 Accrued interest                                                           15,707         97,808
 Current portion of capital lease obligation                                27,316         33,145
                                                                     -------------   ------------
     TOTAL CURRENT LIABILITIES                                           1,281,887      1,662,462
                                                                     -------------   ------------
LONG-TERM DEBT
 Capital lease obligation, net of current portion                               -          20,902
                                                                     -------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, 10,000,000 shares authorized, no shares issued
  or outstanding at September 30, 1996, and December 31, 1995.                  -              -
 Common stock, $0.001 par value 50,000,000 shares authorized,
  33,529,903 and 22,208,281 shares issued and outstanding at
  September 30, 1996, and December 31, 1995, respectively.                  33,530         22,208
 Common stock subscribed - 500,000 shares.                                 300,000        300,000
 Additional paid-in capital                                             11,450,469      6,645,743
 Deficit accumulated during the development stage                       (9,120,712)    (7,924,909)
                                                                     -------------   ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                2,663,287       (956,958)
                                                                     -------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   3,945,174   $    726,406
                                                                     =============   ============

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)


                                                                                       From Inception
                        For the Three Months           For the Nine Months Ended      On July 10, 1987
                         Ended September 30                  September 30             through Sept. 30
                       -------------------------       -------------------------      ----------------
                           1996          1995             1996          1995                1996
                       -----------   -----------       -----------   -----------      ----------------
REVENUES               $        -    $        -        $        -    $        -       $             -
EXPENSES                   459,435       286,975         1,238,941       830,400            10,772,250
OTHER INCOME                    -             -             43,138       (50,003)            1,651,538
                       ===========    ==========       ===========   ===========      ================
NET LOSS               $  (459,435)  $  (286,975)      $(1,195,803)  $  (880,403)     $     (9,120,712)
                       ===========    ==========       ===========   ===========      ================
EARNINGS (LOSS)
  PER SHARE (Note 1)   $     (0.01)  $     (0.01)      $     (0.04)  $     (0.05)     $          (0.61)
                       -----------   -----------       -----------   -----------      ----------------

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                From Inception
                                 For the Three Months           For the Nine Months Ended      On July 10, 1987
                                  Ended September 30                  September 30             through Sept. 30
                                ------------------------        -------------------------      ----------------
                                    1996          1995             1996          1995                1996
                                -----------   -----------       -----------   -----------      ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net Income (Loss)               $  (459,435)  $  (286,975)      $(1,195,803)  $  (880,403)     $     (9,120,712)
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
  Stock subscribed                       -             -                 -             -                300,000
  Depreciation and amortization          -         19,571                -         58,713               799,288
  Stock and warrants issued for
  services and accrued interest      13,756            -                 -             -                853,371

Change in operating assets
  liabilities

Increase (decrease) in amount
  due related party                  21,833        24,115            22,341        (5,569)               65,987
Increase (decrease) in
 accrued payroll                      3,614        16,500            26,908        74,500               982,518
Increase (decrease) in other
  accrued liabilities               (77,026)        7,329           (82,101)       24,654                15,707
Increase (decrease) in
  accounts payable and
  accrued expenses                   (5,680)       (4,954)           (9,347)      (94,508)              226,172
                                -----------   -----------       -----------   -----------      ----------------
  Net Cash Provided (Used) in
    Operating Activities           (502,938)     (224,414)       (1,238,002)     (822,613)           (5,877,669)
                                -----------   -----------       -----------   -----------      ----------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

Purchase of equipment                    -             -                 -             -               (215,930)
Expenditures for patents in
  process                                -             -                 -             -               (154,682)

  Net Cash Provided (Used) in
   Investing Activities         $        -    $        -        $        -    $        -       $       (370,612)
                                -----------   -----------       -----------   -----------      ----------------



   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                                  From Inception
                                    For the Three Months          For the Nine Months Ended      On July 10, 1987
                                     Ended September 30                 September 30             through Sept. 30
                                  -------------------------       -------------------------      ----------------
                                      1996          1995             1996          1995                1996
                                  -----------   -----------       -----------   -----------      ----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Repayment yearly capital
  lease obligations               $    (8,438)  $        -        $   (26,731)  $        -       $        (89,360)
Proceeds from notes payable            10,000            -             10,000       110,000               446,000
Repayment of notes payable           (209,000)       (8,939)         (256,500)      (34,617)             (411,000)
Proceeds from issuances
  of common stock                   2,597,500        32,517         4,730,001     1,110,517            10,190,748
Net effect of merger with CVI              -             -                 -             -                 57,067
                                  -----------   -----------       -----------   -----------      ----------------
  Net Cash Provided (Used) in
    Financing Activities            2,390,062        23,578         4,456,770     1,185,900            10,193,455
                                  -----------   -----------       -----------   -----------      ----------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           1,887,124      (200,836)        3,218,768       363,287             3,945,174

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD              2,058,050       594,705           726,406        30,582                    -
                                  -----------   -----------       -----------   -----------      ----------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                  $ 3,945,174   $   393,869       $ 3,945,174   $   393,869      $      3,945,174
                                  ===========   ===========       ===========   ===========      ================
NON-CASH FINANCING
 ACTIVITIES:
 Common stock and warrants
  issued for services             $        -    $        -        $        -    $        -       $        497,382
Debt converted to equity               10,000            -             72,281            -                733,194
Equipment purchased under
 capital lease                             -             -                 -             -                117,454
CASH PAID FOR:
Interest                          $        -    $        -        $        -    $        -       $         95,530
Income Taxes                               -             -                 -             -                     -

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   December 31, 1995 and September 30, 1996

NOTE 1 -  MANAGEMENT OPINION

          In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Organization and Nature of Business

              AMDL, INC. (formerly Advanced Medical Diagnostic, Ltd.) (the "Company") was incorporated June 7, 1989, in the state of Delaware. The Company is a development-stage company committed to the development of an accurate, dependable, low-cost broad-based detection technology for cancer and other diseases.

              The Company has not generated any revenues from operations and has no assurance of future revenues. Additionally, the Company has moderate liquid assets. In order to finance the operations of the Company and further development, additional capital is required. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

              -  Attainment of technology to detect cancer and other diseases.

          b.  Loss per Share

              Loss per share was computed based on the weighted average number of shares outstanding for the period. The effect of stock options and warrants on loss per share is antidilutive and thus not included in the loss per share calculation.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   December 31, 1995 and September 30, 1996


          c.  Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

NOTE 3 -  RELATED PARTY TRANSACTIONS
                                     1996
                                     ----

          During the first nine months of 1996, advances of approximately $65,500 were made on behalf of the Company by Briana Bio-Tech for expenses incurred in connection with pursuing regulatory approval and subsequent longitudinal studies.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          a.  Employment Agreements
                                     1996
                                     ----

              In January 1996, the Company entered into a one year employment agreement with Harry Berk, Vice President. The agreement specifies an annual base salary of $80,000. Mr. Berk also received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.97 per share exercisable until December 31, 1999. Options to purchase 25,000 shares vested upon execution of the agreement. The options to purchase the remaining 75,000 shares will vest in quarterly installments of 18,750 each over one year. The agreement contains a severance provision. Mr. Berk shall be entitled to a severance payment equal to three months salary. The provisions also include for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Mr. Berk shall be entitled to participate in such a plan.

              On June 1, 1996, the Board of Directors approved a $222,000 annual base salary for Dr. That T. Ngo.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   December 31, 1995 and September 30, 1996

NOTE 5 -  CAPITAL TRANSACTIONS

          a.  Common Stock
                                     1996
                                     ----

              During the first quarter the Company received $800,000 cash proceeds from the sale of 2,250,000 shares of common stock and warrants to purchase 1,125,000 additional shares of common stock at $0.70 per share. Warrants for 250,000 shares of common stock expired March 31, 1996. Warrants for 750,000 shares of common stock expired September 15, 1996. Warrants for 125,000 shares of common stock expire November 26, 1996. The Company received $2,625 cash proceeds from the exercise of warrants for 10,500 shares of common stock. The warrants were issued in 1995 to an investment banking firm.

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

              During the third quarter the Company received $1,900,000 from the sale of 4,000,000 shares of common stock and warrants to purchase 2,000,000 additional shares of common stock at $0.70 per share. The warrants expire November 1996. In addition the Company received $697,500 from the exercise of warrants for 1,125,000 shares of common stock. The warrants were issued during the first two quarters of 1996. The Company issued 13,384 shares of common stock to extinguish an amount of $11,932 due a public relations firm for services provided in 1994. The Company also issued 47,333 shares of common stock and warrants to purchase an additional 47,333 shares of common stock at $0.25 per share to an officer and director. The shares and warrants were issued in connection with the conversion of convertible notes payable of $10,000 and related accrued interest of $1,833. The warrants expire November 1998.

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   December 31, 1995 and September 30, 1996


          b.  Stock Options and Warrants
                                     1996
                                     ----

              The Company issued warrants, as part of the sale of common stock, to purchase 1,125,000 additional shares of common stock at $0.70 per share. Warrants for 250,000 shares of common stock expired March 31, 1996. Warrants for 750,000 shares of common stock expired September 15, 1996. Warrants for 125,000 shares of common stock expire November 26, 1996.

              During the second quarter the Company issued warrants, as part of the sale of common stock, to purchase 1,875,000 additional shares of common stock at $0.70 per share. Warrants for 1,000,000 shares of common stock expire October 31, 1996. Warrants for 875,000 shares of common stock expire November 26, 1996.

              During the third quarter the Company issued warrants, as part of the sale of common stock to purchase 2,000,000 additional shares of common stock at $0.70 per share. The warrants expire November 1996. The Company also issued warrants to purchase 47,333 shares of common stock at $0.25 per share to an officer and director. The warrants were issued in connection with the conversion of convertible notes payable of $10,000 and related accrued interest of $1,833. The warrants expire November 1998. The Company granted warrants to consultants to purchase 200,000 shares of common stock at $0.75 per share. The warrants expire September 1999.


NOTE 6 -  SUBSEQUENT EVENTS

          Subsequent to September 30, 1996, the following transactions occurred.

          a.  Employment Agreements

              In October 1996, the Company entered into a two year employment agreement with Dr. That T. Ngo, President and Chief Executive Officer. The agreement specifies an annual base salary of $222,000. Dr. Ngo also received options to purchase up to 1,500,000 shares of the Company's common stock at the exercise price of $0.657 per share exercisable until September 2001. Options to purchase 750,000 shares vested upon execution of the agreement. The options to purchase the remaining 750,000 shares will vest in quarterly installments of 90,000 each over the next seven calendar quarters and 120,000 in the eighth calendar quarter. The agreement contains a severance provision. Dr. Ngo shall be entitled to a severance payment equal to six months salary. The employment agreement also includes provisions for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Dr. Ngo shall be entitled to participate in such plan.

              In October 1996, the Company entered into a two year employment agreement with Dr. Ronald J. Moore, Vice President of Operations. The agreement specifies an annual base salary of $80,000. Dr. Moore also received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.563 per share exercisable until September 2001. The options will vest in installments of 12,500 each at the end of each of the following eight calendar quarters. The agreement contains a severance provision. Dr. Moore shall be entitled to a severance payment equal to two months salary. The employment agreement also includes provisions for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Dr. Moore shall be entitled to participate in such plan.

          b.  Commitments and Contingencies

              In October 1996, the Company executed a new three year real estate lease for 8,277 square feet of office, laboratory and manufacturing space at its present facility in Tustin, California. The lease commences December 1, 1996, and ends November 30, 1999. The base rent plus applicable common area charges are estimated to be $9,200 per month.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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


                                         AMDL, INC.

November 11, 1996
                                    By:  /s/ HARRY R. BERK
                                         ------------------------
                                         Chief Accounting Officer


November 11, 1996
                                    By:  /s/ THAT T. NGO
                                         -------------------------
                                         President