Form 10KSB
period 1996-12-31
AMDL INC
filed 1997-05-14
CIK 838879

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-KSB


(Mark One)

[X] Annual Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to
     __________

                      Commission file number  33-23786-LA

                                   AMDL, Inc.
                 (Name of small business issuer in its charter)


                Delaware                                   87-0188822
                --------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     14272 Franklin Ave., Suite 106
          Tustin, California                                  92780
     ------------------------------                           -----
(Address of principal executive offices)                   (Zip Code)


                  Issuers's telephone number: (714) 505-4460

    Securities to be registered pursuant to Section 12(b) of the Act:  None


       Securities to be registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No  ___
    ---

State Issuer's revenues for its most recent fiscal year - None

The aggregate market value of the approximately 29,952,210 shares of the Company's voting stock held by non-affiliates, computed at the bid price of such stock of $0.22 in the over-the-counter market, as quoted on the Electronic Bulletin Board on April 11, 1997, was $6,589,486. Such figures do not take into account the limited nature of the trading market for the Company's common stock or apply any discount to the current market price for volume. See Item 5.

As of April 11, 1997, the Registrant had outstanding 33,629,903 shares of its common stock, par value $0.001.

Documents Incorporated by Reference:  None

                               TABLE OF CONTENTS

Item Number and Caption                                                     Page

GLOSSARY OF MEDICAL AND SCIENTIFIC TERMS...................................   1

PART I.....................................................................   9

1.  DESCRIPTION OF BUSINESS................................................   9

2.  DESCRIPTION OF PROPERTY................................................  13

3.  LEGAL PROCEEDINGS......................................................  13

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  14

PART II....................................................................  14

5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............  14

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............  17

7.  FINANCIAL STATEMENTS...................................................  19

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE................................  19

PART III...................................................................  20

9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................  20

10.  EXECUTIVE COMPENSATION................................................  23

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     OWNERS AND MANAGEMENT.................................................  24

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  25

13.  EXHIBITS AND REPORTS ON FORM 8-K......................................  28


FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

                    GLOSSARY OF MEDICAL AND SCIENTIFIC TERMS

AFP:

Alpha-fetoprotein, a plasma protein reaching elevated levels indicating liver diseases such as cancer, cirrhosis and viral hepatitis. A marker for liver cancer.

Allergy:

A state of hypersensitivity induced by exposure to a particular antigen (allergen) resulting in harmful immunologic reactions on subsequent exposures; the term is usually used to refer to hypersensitivity to an environmental antigen or to drug allergy.

Amino:

The monovalent chemical group NH\\2\\

Amino acid:

Any organic compound containing an amino (-NH\\2\\) and a carboxyl (-COOH) group.

Anaplasia:

A loss of differentiation of cells and of their orientation to one another and to their axial framework and blood vessels, a characteristic of tumor tissue.

Anaplastic:

Undifferentiated, characterized by anaplasia or reversed development; said of cells.

Antibody:

An immunoglobulin molecule that has a specific amino acid sequence by virtue of which it interacts only with the antigen that induced its synthesis in cells of the lymphoid series (especially plasma cells), or with antigen closely related to it.

Antigen:

Any substance which is capable, under appropriate conditions, of inducing a specific immune response and of reacting with the products of that response.

Bacteria:

Plural of bacterium.

Bacterium:

Any of the unicellular prokaryotic microorganisms that commonly multiply by cell division (fission) and whose cell is typical contained within a cell wall.

Benign:

Not malignant; not recurrent; favorable for recovery.

Beta-2-Microglobulin:

Tumor-marker for certain blood cancers.

Cancer:

A new and abnormal cell growth the natural course of which is fatal. Cancer cells, unlike benign tumor cells, exhibit the properties of invasion and metastasis and are highly anaplastic.

Carcinoma:

A malignant new growth made up of epithelial cells tending to infiltrate the surrounding tissues and give rise to metastases.

CEA:

Carcinoembryonic antigen. A tumor-marker used in detection of colorectal, gastric, breast and bronchial cancer.

Clinical:

Used in the treatment of patients as opposed to academic or theoretical applications.

CMV:

Cytomegalovirus. A virus associated with various diseases such a mononucleosis, hepatitis and pneumonitis. May be transmitted to fetus during pregnancy.

Diabetes:

A chronic syndrome of impaired carbohydrate, protein and fat metabolism owing to insufficient secretion of insulin or to target tissue insulin resistance.

Diagnosis:

The determination of the nature of the disease. The art of distinguishing one disease from another.

Diagnostic:

Pertaining to or subserving diagnosis; distinctive of or serving as a criterion of a disease, as signs and symptoms.

DR-70/(TM)/:

The name of the Company's lung cancer tumor-marker.

ELISA:
Enzyme-Linked Immuno Sorbent Assay.

Endocrinology:

The study of the endocrine system. Pertaining to internal hormonal secretions applied to organs and structures that release their products into the blood or lymph, and to substances that exert specific effects on other organs.

Enzyme:

A protein molecule that catalyzes chemical reactions of other substances without itself being destroyed or altered upon completion of the reactions.

Ferritin:

Iron transport and storage protein, also a tumor-marker for liver, lung, breast and leukemia.

FSH:

Follicle-stimulating hormone.

GAD auto-antibodies:

Antibodies produced in human body to glutamic acid decarboxylase (GAD) of pancreas. A marker for the development of diabetes.

HCG:

Human chorionic gonadotropin. A marker for pregnancy. Also used as a marker for testicular tumors.

Helicobacter Pylori (H. Pylori):

A gram-negative, helical shaped bacteria that colonize the mucus lining of the stomach and is associated with gastric and peptic ulcers.

Hepatitis:

Inflammation of the liver. Several categories exist, i.e., A, B, C, D and E, varying in seriousness and symptoms.

Herpes 1:

Refers to herpes simplex virus type 1 which causes common oral infection.

Herpes 2:

Refers to herpes simplex virus type 2 which is associated with genital infection.

HGH:

Human growth hormone.  Promotes growth of bone and muscle.

Hormone:

A chemical substance, produced in the body by an organ, by cells of an organ, or by scattered cells, carried by the blood, which has a specific regulatory effect on the activity of a certain organ or organs on cell types.

HPL:

Human placental lactogen. Promotes growth of mammary glands and initiates milk secretion.

IgG:

Immunoglobulin, G class.

IgE:

Immunoglobulin E class.

IgM:

Immunoglobulin, M class.

Immune:

Protected against infectious disease by either specific or nonspecific mechanisms.

Immunoassay:

Any of several methods for the quantitative determination of chemical substances that utilize the highly specific binding between an antigen or hapten and homologous antibodies, including radioimmunoassay, enzyme immunoassay, and fluoroimmunoassay.

Immunodiagnosis:

Diagnosis based on blood serum reactions to antigens.

Immunoglobulin:

Any of the structurally related glycoproteins that function as antibodies, protecting the body's defense system against foreign substances, divided into five classes, (M,G,A,D,E).

Insulin:

A substance produced in the pancreas that controls the blood sugar level.

Insulin auto-antibodies:

Antibodies produced in the human body to insulin. A marker of diabetes development.

LH:

Luteinizing hormone.  Causes ovulation.

Lymphoid:

Resembling or pertaining to lymph or tissue of the lymphoid system.

Lymphoma:

Any neoplastic disease of the lymphoid tissue.

Malignant:

Cancerous, having the properties of uncontrolled growth, invasion, and the ability to move within the body and grow in new locations.

Malignant cells:

Cancer cells.

Metastasis:

The transfer of disease from one organ or part to another not directly connected with it.

Micro-Albumin:

Low level of albumin in urine. Urinary micro-albumin measurement can assist in the early detection of diabetic renal disease.

Myeloma:

A tumor composed of cells of the type normally found in the bone marrow.

Nephrology:

Scientific study of the kidney, its anatomy, physiology, pathology and pathophysiology.

Nanometer:

A unit of linear measure equal to one-billionth of a meter.

Nm:

Nanometer.

Non-invasive:

Does not involve puncture or incision of the skin or insertion of an instrument or foreign material into the body.

Peroxidase labeled goat anti-human IgG:

Enzymes of the oxidoreductase class that catalyze the oxidation of organic substrates by hydrogen peroxide, which is reduced to water.

Pipette:

Liquid transferring device having specific or adjustable volume capacities.

Pipette Tip:

Disposable reservoir device attached to pipette.

Placental lactogen:

A polypeptide hormone secreted by the placenta that enters the maternal circulation and disappears from the circulation immediately after delivery. It has growth-promoting activity, is immunologically similar to human growth hormone, and inhibits maternal insulin activity during pregnancy.

Plasma:

The fluid portion of the blood in which the particulate components are suspended. Plasma is to be distinguished from serum, which is the cell-free portion of the blood from which the fibrinogen has been separated in the process of clotting.

Prokaryotic:

Cellular organisms lacking a true nucleus and nuclear membrane. Their nuclear material consists of a single double-stranded DNA molecule, not associated with basic proteins.

Prolactin:

A protein hormone that promotes proliferation of mammary glands and milk secretion.

Protein:

Any of a group of complex organic compounds which contain carbon, hydrogen, oxygen, nitrogen, and usually sulfur, the characteristic element being nitrogen. Proteins are the principal constituents of the protoplasm of all cells.

PSA:

Prostate specific antigen.  A marker for prostate cancer.

PyloriProbe/(TM)/:

A trademark for AMDL's ELISA kit for measuring antibody to Helicobacter pylori. An indicator of infection caused by H. pylori bacteria.

Reagent:

A substance employed to produce a chemical reaction so as to detect, measure, produce, etc., other substances.

Ring-shaped particle (RSP):

High molecular weight substance believed to be released in significant amounts by all malignant cells but not by non-malignant cells.

Rubella:

A virus that causes upper respiratory symptoms. There is a high risk of this disease to fetuses of women in the early stages of pregnancy.

Sarcoma:

Any group of tumors usually arising from connective tissue.

Sensitivity:

The lowest concentration of tumor-marker a given test can detect. When used in the context of analyzing cancer testing data, the percentage of malignant samples correctly identified as malignant.

Serum:

Clear liquid that separates from blood on clotting.

Specificity:

When used in the context of analyzing cancer testing data, the percentage of non-malignant samples correctly identified as non-malignant.

Substrate:

A substance upon which an enzyme acts.

Syphilis:

A sexually transmitted disease caused by a spirochete bacterium.

TORCH:

An abbreviation for Toxoplasmosis, Rubella, Cytomegalovirus and Herpes.

Total IgE:

Measurement for total immunoglobulin E level. An elevated level IgE indicates an allergic condition.

Toxin:

A poison. Frequently used to refer specifically to a protein produced by some higher plants, certain animals, and pathogenic bacteria, which is highly toxic for other living organisms.

Toxoplasmosis:

A disease caused by the single cell parasite, toxoplasma gondii.

TSH:

Thyroid stimulating hormone thyrotropin that promotes the growth of, sustains, and stimulates the hormonal secretion of the thyroid gland. Indicates patient's thyroid status.

Tumor:

Swelling, one of the cardinal signs of inflammation, morbid enlargement. A new growth of tissue in which the multiplication of cells is uncontrolled and progressive; called also neoplasm.

Tumor-marker:

A biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used variously to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence.

Virus:

One of a group of minute infectious agents, with certain exceptions not resolved in the light microscope, and characterized by a lack of independent metabolism and by the ability to replicate only within living host cells.

                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

AMDL, Inc., the Registrant (hereinafter referred to as "AMDL" or the "Company") offers for sale various immunodiagnostic kits, reagents and diagnostic
accessories.   Since the founding of the Company in 1989 until 1996, the Company was primarily engaged in the commercial development of, and obtaining various governmental regulatory approvals for the marketing of a proprietary diagnostic tumor-marker test kit to detect the presence of lung cancer. The Company's diagnostic test kit, DR-70/(TM)/, was designed to permit physicians to detect the early presence of the disease through an analysis of non-invasive blood serum samples, in advance of clinical symptoms, when early treatment should result in a higher probability of patient recovery. The DR-70/(TM)/ test kit would also be an effective resource for a physician to confirm the clinical symptoms of lung cancer.

In 1997, the Company broadened its scope and product line and has a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy. In addition the Company offers accessory products consisting of pipettes and pipette tips.

The Company is in the development stage and has not generated any revenues from product sales. The Company has accumulated a significant deficit since inception and expects to incur a significant loss during 1997 fiscal year. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for commercialization of its products.

Products

DR-70/(TM)/

AMDL's product line includes diagnostic kits for cancer, infectious diseases, endocrinology, diabetes, nephrology, allergy and accessories. Currently all products are only available for distribution outside the United States. AMDL's lead cancer product is its proprietary lung cancer tumor-marker diagnostic kit, DR-70/(TM)/. The Company believes DR-70/(TM)/ could provide a rapid, inexpensive and non-invasive method of confirming and monitoring lung cancer in patients.

The Company's DR-70/(TM)/ lung cancer tumor-marker diagnostic test involves testing a small amount of blood serum after it has been drawn from the patient. The format for the DR-70/(TM)/ tumor-marker test is an ELISA-based test, a standard procedure accepted by the medical diagnostic industry. The ELISA test is a sensitive analytical technique in which an immunological reaction of antibodies specific for DR-70/(TM)/ are used to bind the DR-70/(TM)/ in patients' serum in reaction wells. A second antibody also specific for DR-70/(TM)/ but tagged with an enzyme reacts with the bound DR-70/(TM)/ thereby forming an antibody sandwich of the DR-70/(TM)/. The enzyme reacts with a substrate to produce a visible color in proportion to the amount of bound DR-70/(TM)/ which is proportional to the amount of cancer in the patient.

PyloriProbe/(TM)/

AMDL's lead infectious disease diagnostic kit, PyloriProbe/(TM)/, detects infection caused by H. pylori. H. pylori is a bacterium associated with chronic gastritis (stomach inflammation) and gastric and duodenal ulcers which can eventually lead to stomach cancer. PyloriProbe/(TM)/, which is non-proprietary, is a direct enzyme immunoassay (EIA) designed to detect the presence of H. pylori antibodies in blood samples. AMDL believes PyloriProbe's/(TM)/ competitive price and consistent assay procedures should enable AMDL to capture a share of this market.

The Company's PyloriProbe/(TM)/ is an ELISA-based test. The test entails the use of an H. pylori antigen coated plate. Patients infected with Helicobacter pylori would have anti-H. pylori antibodies capable of binding to the antigen. The amount of antigen bound antibodies is quantified with peroxidase labeled goat anti-human IgG. A similar principle is used in the TORCH test kits.

Other Products

In addition to the DR-70/(TM)/ lung cancer tumor-marker diagnostic kit, the Company offers a full range of established non-proprietary cancer tumor-marker test kits including CEA for colon cancer, PSA for prostate cancer, HCG for testicular cancer and AFP and Ferritin for liver cancer.

Additional non-proprietary infectious disease diagnostic products include test kits for toxoplasmosis, rubella, CMV, Herpes 1 and 2 in both the IgG and IgM series and syphilis. Diagnostic kit products for endocrinology include HGH, LH, FSH, TSH, HPL and Prolactin. Diagnostic products for diabetes and kidney diseases eventually will include Micro-Albumin (urine), Beta-2-Macroglobulin, GAD Autoantibodies and Insulin Autoantibodies. Diagnostic products for nephrology include AMDL's allergy diagnostic kit is for Total IgE. Accessories include a line of pipettes and pipette tips.

All endocrinology and allergy test kits used sandwich ELISA techniques similar to those described for the DR-70/(TM)/ test. The CRP and Micro Albumin tests are based on light scattering principles.

Marketing

AMDL's strategy is to provide, to under served international markets through distributor relationships, an assortment of high quality diagnostic products for select medical categories. AMDL intends to gain exposure for its products thorough trade shows and industry journal advertising in addition to the marketing efforts of its distributors. ICD, L.L.C., ("ICD") AMDL's joint venture with Briana Bio-Tech Inc., is responsible for marketing DR-70/(TM)/ worldwide with the exception of the United States and Canada. AMDL has retained the marketing rights for the United States and Briana has retained the marketing rights for Canada. ICD has signed nine exclusive agreements as of December 31, 1996, for the distribution of DR-70/(TM)/ to the following countries: Indonesia, Brazil, China, Philippines, Poland, Argentina and Chile, Mexico, Taiwan and Malaysia.

Each of the agreements require the distributor to purchase minimum quantities of DR-70/(TM)/ to remain as exclusive distributor for a given territory, however, there is no firm commitment by any distributor to purchase any kits. The agreements specify the distributor is responsible for obtaining any necessary government approval for DR-70/(TM)/ at distributor expense. ICD is to provide the DR-70/(TM)/ test kits required for regulatory approval at no charge. No regulatory approvals, if required, have yet been received. There is no assurance that regulatory approvals, if required, will be received or received within a time frame conforming to the Company's projections. The distributors, in some instances, are not experienced in the marketing of this type of test kit. No revenues have been received as a result of these agreements and there can be no assurance given of any revenues from the sale of DR-70/(TM)/ test kits from these distribution agreements.

AMDL intends to pursue both exclusive and non-exclusive distribution relationships to market other products. AMDL seeks market share with competitive prices with some products having streamlined assay procedures. In some instances, ICD's distributors may market AMDL's other products. No revenues have been received from any diagnostic product sales and there can be no assurance of any future revenues.

Production

AMDL's facility in Tustin, California includes approximately 3,000 square feet of manufacturing area. The Company intends to produce only DR-70/(TM)/, its lung cancer tumor-marker diagnostic kit and PyloriProbe/(TM)/, its H. pylori bacterium detection diagnostic kit at its Tustin facility. AMDL intends to subcontract on an 'private label' basis, to established manufacturers, its other products with packaging, quality control and labeling functions occurring at the Tustin facility.

AMDL is applying to the U.S. Food and Drug Administration for a Good Manufacturing Practices ("GMP") manufacturing credential for its Tustin
facility.   The GMP credential is required by various countries seeking to import AMDL's products. There can be no assurance of AMDL receiving the credential or receiving the credential within a period of time acceptable to customers ordering products.

Regulation

The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the FDA as well as the regulations of state agencies and various foreign government agencies.

DR-70/(TM)/

The Company has not yet submitted an application to the FDA to sell DR-70/(TM)/ in the United States. It is anticipated that DR-70/(TM)/ will require a formal clearance route known as the Premarket Approval Application, or "PMA", in order to obtain a Biologic Product License to market such a product in the United States. A PMA for DR-70/(TM)/ would describe the components and the manufacturing process of the test system, summarize clinical studies which establish consistent and acceptable specificity and sensitivity levels and provide other data which demonstrate the efficacy and stability of the product.

The Company has received approval to sell DR-70/(TM)/ in Canada. A clinical trial protocol for lung cancer was approved in 1993 by the Cross Cancer Institute in Edmonton, Alberta, Canada under the auspices of the Alberta Cancer Board. The objective of the clinical trial at the Cross Cancer Institute was to evaluate the sensitivity and specificity of the AMDL DR-70/ lung cancer tumor-marker and to determine if the level of the tumor-marker correlates with the stage of lung cancer development and determine its usefulness for monitoring response to treatment and for predicting recurrence of cancer.

In this clinical trial, 237 patients with newly diagnosed lung cancer and 244 volunteers with no clinical evidence of disease were selected. The DR-70/(TM)/ tumor-marker was measured in blood serum samples collected from cancer patients. The control group was composed of smokers and non-smokers. The results showed sensitivity of the lung cancer test was 66% and specificity was 92%. The Company believes that the data reported in continued studies of the Cross Cancer Institute demonstrated the value of the DR-70/(TM)/ lung cancer tumor-marker diagnostic test for detecting lung cancer.

In June 1995, the Company received approval from the Cross Cancer Institute to apply for marketing clearance for its DR-70/(TM)/ lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, the Company received marketing clearance from the Health Protection Branch. In September 1995, the U.S. Food and Drug Administration ("FDA") certified the Company for clearance to export the DR-70/(TM)/ lung cancer tumor-marker diagnostic kit to Canada.

PyloriProbe/(TM)/

In July 1996, the Company filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe/(TM)/ in the United States. In November 1996, the FDA requested a withdrawal of AMDL's 510(k) Premarket Notification Application for PyloriProbe/(TM)/ until additional clinical data is secured. The Company intends to resubmit the Application to the FDA as soon as the additional data is collected although there can be no assurance that the Company will receive the regulatory approval required to market PyloriProbe/(TM)/ or that the FDA will review the product within a predictable period of time.

Other Products

The Company's other diagnostic products have not been approved by the FDA for sale in the United States.

Patents

The Company's success depends in part on its ability to obtain United States and foreign patent protection for its products, preserve its trade secrets, and operate without infringing upon the proprietary rights of third parties. The Company has four patent applications pending in the United States with respect to its methodology and probe technology for detecting the presence of the ring shaped particle and DR-70/(TM)/ tumor-markers as reliable indicators of the presence of cancer. The Company's patent claiming a unique chemistry for measuring ring-shaped particles in extracellular fluid as a method for detecting cancer was recently allowed and a U.S. patent for the ring-shaped particle technology has been granted and issued by the United States Patent and Trademark Office. Patents have also issued directed to this technology in Taiwan, South Africa, Australia, India, New Zealand, Philippines, Russia, Israel and Japan. There can be no assurance that any additional patents will be issued to the Company or that, if issued, the breadth or degree of protection of these patents will be adequate to protect the Company's interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of the Company's test kits or require licensing and the payment of significant fees or royalties by the Company in order for it to be able to carry on its business. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company. If the outcome is adverse, it could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease its research and development activities or sales.

Competition

A large number of companies are in both direct and indirect competition with the Company, many of which are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than the Company. Therefore, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the diagnostic test industry.

There are over 20 companies, including major medical device manufacturers such as Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Behringwerke AG, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Smith Kline Diagnostics, Sigma Diagnostics and others, which currently manufacture and market various products designed to (1) detect the presence of specific tumor-markers for the purpose of monitoring and detecting specific types of cancer, (2) detect antibodies to specific infectious agents, (3) detect antibodies to auto-antigens in auto-immune diseases and (4) to measure levels of hormones. Such companies are continuously attempting to develop new and improved diagnostic products. Further, a number of well-established medical companies, both in the United States and abroad, are engaged in research designed to better understand and treat cancer, infectious and auto-immune diseases. The Company is not aware of any efforts currently being devoted to development of products such as the Company's DR-70/(TM)/; however, there can be no assurance that such efforts are not being undertaken without the Company's knowledge. In addition, such companies could develop products similar to the Company's proposed products which are superior to those of the Company and could also prove to be more successful than the Company in the marketing and manufacturing of their products.

The Company is aware of at least 14 tumor-markers which have been or are being utilized in connection with marketable diagnostic products. Each of these tumor-markers is associated with one or several specific types of cancer; none of them is considered a "universal" tumor-marker. The Company believes that, if its proposed test system is developed and gains acceptance as a device useful in detecting several types of cancer, it would have a competitive advantage over more specific test systems; however, there can be no assurance that such a product will be developed or that such competitive advantage will ever be realized.

The Company is aware of at least six other companies producing products competing with the Company's non-tumor-marker test kits. These competing products and others introduced in the future may be superior to those of the Company and the competitors could prove to be more capable in selling their products.

Environmental Considerations

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not anticipated to have a material effect on the capital expenditures, earnings or competitive position of the Company. The Company's premises and waste disposal practices are designed to comply with all federal, state and local statutes applicable to the discharge of materials into the environment.

Product Liability Insurance

The Company currently produces products for clinical studies and for investigational purposes. The Company anticipates producing its products in commercial sale quantities as it receives various regulatory approvals in the future. There can be no assurance that users will not claim that effects other than those intended may result from the Company's products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of the products of the Company, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against the Company, and may have a material adverse effect on the Company by reason of its inability to defend against or pay such claims. The Company is investigating the availability of product liability insurance for its products and intends to obtain product liability coverage if it is available on terms acceptable to the Company. However, there can be no assurance that product liability insurance will be available to the Company on terms that it can afford, or at all, or that the Company will ever obtain such insurance.

Employees

The Company currently has ten full-time and one part-time employee. The Company from time to time supplements its permanent staff with temporary laboratory personnel. None of the employees of the Company is represented by a union or is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable. The Company has entered into certain agreements with its employees regarding their services. See Item 12 below. The Company also utilizes the services of consultants for research, testing and other services.


                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company's offices, research laboratory and manufacturing facilities consisting of approximately 6,000 square feet are located at 14272 Franklin Avenue, Tustin, California. The Company leases such facilities from a non-affiliate at a rental rate of $9,400 per month, including property taxes, insurance and maintenance. The lease term is for three years and terminates November 30, 1999. The lessor has the unilateral right to terminate the lease at any time on or after March 1, 1998 by giving the Company a minimum of nine months' notice.


                           ITEM 3.  LEGAL PROCEEDINGS

     In February 1996, the Company instituted litigation in the U.S. District Court for the Central District of California against Roger L. Lallone, Ph.D. ("Lallone") and Dr. Edward L. Stephen ("Stephen") and their corporate affiliates for misappropriation of trade secrets, breach of contract, conversion and violation of the Lanham Act relating to Lallone's activities and in particular the production of a monoclonal antibody using DR-70/(TM)/. The Company is seeking delivery of proprietary technology arising out of a Consulting Agreement and subsequently an Assignment Agreement with Lallone, as well as injunctive relief and a determination that the royalty provisions of the Assignment Agreement be deemed revoked. Stephen, a former employee of the Company, entered into a business relationship with Lallone to develop medical diagnostic products and the Company claims, among other things, that Stephen deceived the Company during his employment with the Company by utilizing and exploiting the Company's proprietary information for his own purposes.

     Stephen filed a motion to compel arbitration and to stay the U.S. District Court proceedings against him and his related companies. That motion was denied and Stephen and his related companies filed an Answer denying the material allegations of the Company's complaint. In addition, Stephen asserted counterclaims against the Company for alleged breach of his employment contract and interference with prospective economic advantage, claiming damages in excess of $100,000, as well as punitive damages. In March, 1997, the Company settled its action against Stephen and his related companies by obtaining a consent judgment permanently enjoining Stephen from any use of the Company's technology, and requiring return of the Company's technology and proprietary information. The Company also settled Stephen's counterclaim by paying Stephen $50,000 in complete settlement of all salary, expense and other claims asserted by Stephen against the Company.

     Lallone has filed an answer to the Company's complaint and a cross-complaint for breach of contract, fraud and trade secret misappropriation. Lallone seeks compensatory and punitive damages from the Company. The litigation with Lallone is still pending. Although the parties have been engaged in settlement discussions, no settlement has as yet been reached. Pending settlement, the Company is vigorously prosecuting its claim and defending the cross-complaint.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Registrant's fourth fiscal quarter ended December 31, 1996, no matters were submitted to a vote of security holders of the Registrant.


                                    PART II

       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's common stock is traded in the over-the-counter market, and is quoted and is listed on the Electronic Bulletin Board under the symbol "AMDD". The market for the Company's common stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's common stock for the fiscal years ended December 31, 1995 and 1996 and first quarter 1997. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions:

              Quarter Ended       High     Low
          --------------------    -----   -----

          March 31, 1995          $0.69   $0.13
          June 30, 1995            2.00    0.31
          September 30, 1995       2.00    0.50
          December 31, 1995        1.19    0.25
          March 31, 1996           1.00    0.63
          June 30, 1996            1.50    0.63
          September 30, 1996       1.50    0.59
          December 31, 1996        0.59    0.32
          March 31, 1997           0.49    0.28

RECENT SALES OF UNREGISTERED SECURITIES

The table below sets forth the Company's securities transactions made pursuant to Regulation S during the twelve month period ended December 31, 1996. None of the sales involved an underwriter and there were no commissions or discounts paid.

                  Number of
                  Shares of                   Warrant     Warrant
                  Common        Number of    Exercise    Expiration      Cash        Holding
  Date            Stock       Warrants(1)     Price         Date       Proceeds     Period (2)
--------      -------------   -----------    --------    ----------    --------     ----------
Purchaser:  Euro-American GmbH
01/16/96            500,000        250,000       $0.70      03/31/96   $  175,000     6 months
01/25/96            500,000        250,000        0.70      09/15/96      175,000     6 months
02/26/96            500,000        250,000        0.70      09/15/96      175,000     6 months
03/06/96            250,000        125,000        0.70      11/26/96      100,000     6 months
04/04/96            750,000        375,000        0.70      11/26/96      300,000     6 months
04/29/96          1,000,000        500,000        0.70      11/26/96      350,000     6 months
05/23/96          1,000,000        500,000        0.70      10/31/96      350,000     6 months
06/04/96          1,000,000        500,000        0.70      10/31/96      350,000     6 months
07/12/96          4,000,000      2,000,000        1.22      11/26/96    1,900,000    12 months
08/05/96            250,000        warrant   exercise                     155,000     6 months
08/05/96            250,000        warrant   exercise                     155,000     6 months
08/05/96            125,000        warrant   exercise                      77,500     6 months
08/05/96            500,000        warrant   exercise                     310,000     6 months
Purchaser:  Lake Forest Partners, L.P.
03/15/96            500,000        250,000        0.70       9/15/96   $  175,000     6 months
-------------------------

(1) Each warrant is exercisable for one share of common stock.

(2) Refers to the minimum period from the date of issuance before transfers may be made to a U.S. person as that term is defined in Regulation S.

The following table sets forth the Company's securities transactions made pursuant to exemptions from the Securities Act of 1933, as amended, under Regulation D or Section 4(2) during the past three (3) years. Except as noted, none of such sales involved any underwriters, nor the payment of any underwriting commissions or discounts.

                  Number of        Amount
                  Shares of          of              Amount of
Date             Common Stock   Cash Proceeds   Cancellation of Debt             Explanation
--------         ------------   -------------   --------------------   --------------------------------
01/11/94           150,000        $ 37,500                             Exercise of outstanding warrants
02/23/94           100,000          89,400                             Issuance to control person
03/11/94           100,000          89,400                             Issuance to control person
03/29/94            66,053                           $ 59,051          Issuance to creditor
03/29/94            39,543                             35,351          Issuance to creditor
03/29/94            19,575                             17,500          Issuance to creditor
03/29/94            19,575                             17,500          Issuance to creditor
04/04/94            13,982                             12,500          Issuance to creditor
04/18/94           100,000          89,400                             Issuance to control person
05/11/94           100,000          89,400                             Issuance to control person
05/11/94            16,000          16,000                             Exercise of outstanding option
05/12/94           535,000          26,750                             Exercise of outstanding option
05/16/94            34,768                             31,083          Issuance to noteholder
05/17/94            34,275                             30,642          Issuance to noteholder
05/17/94            34,714                             31,034          Issuance to noteholder
05/19/94           138,218                            119,827          Issuance to noteholder
05/24/94            69,258                             61,917          Issuance to noteholder
05/24/94            34,778                             31,092          Issuance to noteholder
05/27/94           100,000          89,400                             Issuance to control person
07/07/94            20,000          20,000                             Exercise of outstanding warrants
08/09/94            20,000          20,000                             Exercise of outstanding warrants
10/21/94           120,000          30,000                             Issuance to control person
11/16/94            60,000          15,000                             Issuance to control person
07/06/95            32,737          32,266                             Exercise of outstanding warrants
09/19/95            65,000           3,250                             Exercise of outstanding option
10/24/95           133,000         100,000                             Issuance to investor*
11/13/95            10,000           2,500                             Exercise of outstanding warrants
12/31/95            89,127                             22,282          Issuance to noteholder**
12/31/95            11,200                              2,800          Issuance to noteholder
12/31/95            65,800                             16,450          Issuance to noteholder
12/31/95            44,800                             11,200          Issuance to noteholder**
12/31/95            44,800                             11,200          Issuance to noteholder**
12/31/95            44,182                             11,046          Issuance to noteholder**
12/31/95            43,867                             10,967          Issuance to noteholder
12/31/95            43,722                             10,931          Issuance to noteholder
12/31/95            44,800                             11,200          Issuance to noteholder**

12/31/95           110,948                             27,735          Issuance to noteholder**
03/15/96            10,500           2,625                             Exercise of outstanding warrants
04/22/96            19,500           4,875                             Exercise of outstanding warrants
05/20/96            89,127                             22,282          Issuance to noteholder**
06/11/96            16,778                             15,000          Issuance to creditor
07/09/96            13,384                             11,933          Issuance to creditor
09/30/96            47,333                             11,833          Issuance to control person
03/31/97            80,000          20,000                             Exercise of outstanding warrants
03/31/97            20,000           5,000                             Exercise of outstanding warrants

---------------
*5% commission paid in cash and 6,667 warrants exercisable at $1.00
**10% commission paid in cash and various warrants exercisable at $.25 per share


Holders

There were approximately 1,081 holders of record of the common stock as of April 11, 1997, including shares held of record by brokerage houses and clearing corporations on behalf of their customers.

Dividends

The Company has not paid dividends with respect to its common stock and does not anticipate that it will pay dividends in the foreseeable future.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's annual audited financial statements, the notes thereto and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

General

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases. As of April 11, 1997, the Company had not received any revenues from the sale of any products. The Company has incurred losses since inception and expects to incur a significant operating loss during the fiscal year ending December 31, 1997. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for commercialization of its products. There can be no assurances that the Company will be able to obtain such funding when needed or at all, or if available, what the terms thereof will be.

Liquidity and Capital Resources

The Company has generated no revenues from sales of products and its only income has come from the sale of licenses, royalties and options to purchase marketing rights. Operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems, undertakes clinical trials and other actions necessary to obtain regulatory approvals and engages in marketing and sales activities. The Company also expects to incur substantial administrative and commercialization expenditures in the future. The availability of such sources is presently unknown. From December 31, 1995 to December 31, 1996, the Company's cash, cash equivalents and short-term investments increased to approximately $3,504,000 as a result of sales of the Company's securities. The Company is also hopeful of obtaining revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes that its present cash, cash equivalents and short-term investment balances to be sufficient for the next twelve months of operations, assuming the Company is able to extend forbearance of collection efforts on its outstanding indebtedness. However, certain scheduled activities will be curtailed after four months unless additional operating capital is obtained.
The Company's efforts during the next 12 months will be dedicated principally to providing assistance to ICD in connection with international market development for DR-70/(TM)/, international market development for the Company's other diagnostic products, development and commercialization of new products and obtaining the required regulatory approvals. There can be no assurance as to the success of these efforts.

During the next seven months, the Company anticipates incurring approximately $35,000 in expenditures for the purchase of additional equipment. Currently, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At December 31, 1996, the Company was indebted for $796,203 for accrued salaries payable to six persons who are officers and other employees and former employees. The Company has made payment arrangements with four persons who are current or former employees who are owed an aggregate of $467,333 at December 31, 1996. The Company has agreed to pay each of these persons their proportionate share of 5% of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased. All amounts must be paid no later than February 28, 2001. In January 1997, the Company paid the accrued salary of an officer as part of a separation agreement. The Company has had various communications with the other employee concerning possible alternative arrangements. There can be no assurance as to the success of these efforts. On December 31, 1996, the Company also had total notes payable outstanding of $25,000.

In February 1995, the Company and a subsidiary of Briana formed ICD. Briana is obligated to pay a $1,000,000 marketing rights fee to the Company in connection with this venture. As of December 31, 1996, the Company had received $367,253 of this fee from Briana. See Item 12.

During the 12 months ended December 31, 1996, the Company received gross cash proceeds of approximately $4,050,000 from the sale of approximately 10,000,000 shares of its common stock and warrants to purchase approximately 5,000,000 shares of common stock and the Company received an aggregate of $705,000 from the exercise of outstanding warrants. During 1996, the Company also issued approximately 30,000 shares of common stock to extinguish other indebtedness of approximately $27,000 and 136,460 shares for convertible promissory notes of $30,000 and accrued interest of $4,115.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. During
---------------------------------------------------------------------
the year ended December 31, 1996, the Company received no revenues for product sales. The Company received a $43,138 partial payment of the ICD marketing rights fees from Briana. The Company also received $85,134 interest income on short-term investments. Total operating expenses for the year ended December 31, 1996 were $1,750,652 compared to total operating expenses for the year ended December 31, 1995 of $1,734,027. Operating expenses in 1995 included recognition of $300,000 to reflect the cancellation of a raw materials royalty agreement with Briana which occurred incident to the formation of ICD. Expense categories reflecting increases over the prior year include payroll and laboratory expense. Expense categories reflecting decreases over the prior period include interest expense, amortization and depreciation expense.

In 1996, the Company's loss was $1,622,380, compared to a loss of $1,457,470 in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.  During
---------------------------------------------------------------------
the years ended December 31, 1995 and 1994, the Company received no revenues for product sales. Operating expenses for the year ended December 31, 1995 were $1,734,027 and for the year ended December 31, 1994 were 1,563,003. During 1995, the Company received a partial payment of ICD marketing rights fees of $324,115 from Briana. Also in 1995, the Company recorded a $300,000 expense to reflect the cancellation of a raw materials royalty agreement with Briana which occurred incident to the formation of ICD. Expense categories reflecting increases in 1995 were professional fees, amortization and depreciation expense. Expense categories reflecting decreases in 1995 were payroll and consulting fees.

Accordingly, the Company's loss in 1995 was $1,457,470 compared to a loss of $1,604,589 in 1994.


                         ITEM 7.  FINANCIAL STATEMENTS

                See Financial Statements starting with page F-1.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Inapplicable.

                                   PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company.

                                                                          Year First
                                                                            Became
               Name                  Age   Positions With the Company      Director
-----------------------------        ---   --------------------------     ----------

William M. Thompson III, M.D.         69   Chairman of the Board of          1989
                                           Directors and Director
That T. Ngo, Ph.D.                    53   President, Chief Executive        1994
                                           Officer and Director
Harry Berk                            56   Vice President - Finance           --
                                           and Chief Financial Officer,
                                           Secretary and Director
Douglas C. MacLellan                  41   Director                          1992
John Tkachuk                          50   Director                          1993
Axel J. Kutcher                       45   Director                          1997
Edward R. Arquilla, M.D., Ph.D.       74   Director                          1997
Ronald J. Moore, Ph.D.                56   Vice President - Operations        --

-------------

A director's regular term is for a period of one year or until the next annual meeting of stockholders and his successor is duly elected and qualified. An officer's regular term is for a period of one year, expiring at the next annual meeting of the board of directors or when his successor is elected and qualified.

Dr. William M. Thompson, III has been a director of the Company since June 1989. His responsibilities include corporate and scientific planning, liaison to the clinical medicine community and advisor on FDA and medico-legal affairs. From 1969 to the present, Dr. Thompson has been a practicing General Surgeon in Orange County, California. From October 1995 to the present, he also has been Vice President for Medical Affairs and Medical Director of Beech Street, Irvine, California. He has been a founder of two managed medical care companies, Beech Street and August International, serving as National Medical Director and Board member from 1980 to 1990. More recently he was Vice President of August Healthcare Services from 1990-91. He was a founding Director of OSCAP, owner of SCPIE, the physician-owned malpractice insurance carrier, and serves as Chairman of the Claims Committee. He was the principal architect in organizing, implementing and directing a county-wide emergency medical care system in Orange County, California. He was the founding Director of the Trauma Service at Fountain Valley Regional Hospital, serving from 1980 to 1989. He is Assistant Clinical Professor of Surgery at the University of California, Irvine College of Medicine. Prior to his medical career, Dr. Thompson worked for 13 years in the pharmaceutical industry in research and development, law and senior management. He was a research chemist and research manager at Armour and Company from 1949 to 1953; his research activities resulted in about 65 U.S. and foreign patents covering the isolation and manufacture of such drugs as ACTH, insulin, ribonuclease, deoxyribonuclease, acylase, intrinsic factor, hyaluronidase, trypsin and chymotrypsin. He was a corporate patent attorney for Armour and Company from 1953-1956, and was engaged in the private practice of patent law from 1956 to 1961. He also was assistant to the president, Merck Sharp & Dohme from 1961 to 1963. Dr. Thompson received his M.D. degree from Northwestern University Medical School, Chicago, Illinois in 1960, and completed a Rotating Internship at Cook County Hospital, Chicago, Illinois (1960-1961), and a General Surgery Residency at Mayo Clinic, Rochester, Minnesota (1965-1969). He was engaged in the general practice of medicine in Portland, Oregon and Orange County, California from 1962-1965. He received a B.S. degree in 1949 from Roosevelt University, Chicago, Illinois, and the J.D. degree from Loyola University Law School in 1954. He is a member of the Illinois and Federal Bars and a Registered Patent Attorney and has extensive legal experience in the fields of intellectual property, medical malpractice and hospital medical staff. He has devoted almost 30 years to hospital medical staff administration, serving as an officer or department chief at four hospitals and having been elected president of a national organization of hospital Chief-of-Staffs. He has also spent almost 30 years in service to organized medicine as an officer, Board member, and Committee Chairman at the county and state levels. He has served as an officer or Board member of numerous charitable, professional and business organizations.

That T. Ngo, Ph.D., President, Chief Executive Officer and Director, brings to AMDL nearly 20 years experience in research and development, general management, manufacturing, marketing and sales. A leading international authority in commercial applications of immunology, enzymology and bioprocessing, he was previously Chairman and Chief Executive officer of StressGen Biotechnologies Corp., Victoria, British Columbia. Before that he was founding President, Chief Executive Officer, and most recently, Chairman of Tustin, California based BioProbe International, Inc. until its sale in 1992 to UniSyn Fibertec of San Diego, California. A Fellow of the American Institute of Chemists, Dr. Ngo has published more than 130 scientific articles and has edited five books on immunodiagnostics, bioseparation and plant biotechnology. He has served on the editorial boards of five international journals. After earning a Ph.D. in biochemistry from the University of Saskatchewan, Canada, he completed a postdoctoral fellowship at the University of Ottawa, Albert Einstein College of Medicine and Clinical Research Institute in Montreal. Dr. Ngo is currently a Director of Sangui Biotech, Inc. of Santa Ana, California, a start-up biotech company specializing in blood substitute products, esoteric immunodiagnostic products and environmental sensors.

Harry Berk joined the Company in September 1992. From 1990 to 1992, Mr. Berk was Chief Financial Officer for HQ Office Supplies Warehouse, a public corporation operating multiple branch retail stores. From 1984 to 1990, Mr. Berk was the Chief Financial Officer for Tam's Stationers, a privately-held corporation operating multiple branch retail stores. Mr. Berk received his B.S. degree in Accounting from the California State University at Northridge in 1973. He also completed all graduate course requirements for a M.S. degree in Management from the same University in 1978.

Douglas C. MacLellan became a Director of the Company in September 1992. Mr. MacLellan is currently President, Chief Executive Officer and Director of PortaCom Wireless, Inc. Mr. MacLellan has been President and Chief Executive Officer of PortaCom since July 1995. From 1993 to 1995, Mr. MacLellan was a founder and principal of Maroon Bells Capital Partners, Inc. (MBCP) a U.S. based international merchant bank. In this position at MBCP, Mr. MacLellan concentrated on the financing and governance of international and domestic businesses. He has served as an advisor to senior management and corporate board members on domestic and international trade, asset allocation, corporate finance, restructuring and merger and acquisition activities. He is currently a member of the board of directors of Great Bear Technology, Inc., a multi-media software development company, and InterAmericas Communications Corporation, an international telecommunications company which operates a competitive access fiber and satellite network in Latin America. Mr. MacLellan is also on the board of directors of Albion Offset Group, a private international trade advisory firm. From March 1987 to March 1989, Mr. MacLellan was a Vice President with the financial consulting firm of A.B. Laffer & Associates. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

John Tkachuk became a director of the Company in March 1993. From 1989 to 1995, Mr. Tkachuk served as Chairman of the Board of Directors and Chief Executive Officer of Briana Bio-Tech Inc. Mr. Tkachuk currently serves as President AMDL Canada, Inc., a subsidiary of Briana. In connection with Briana's purchase of securities from the Company 1992, the Company agreed that until August 1995, Briana would have the right to designate one person to serve as an advisory member of the Company's Board of Directors. Mr. Tkachuk served as an advisor until his election to the Board in March 1993. Prior to his association with Briana, Mr. Tkachuk served as a business consultant, specializing in franchising and real estate development.

Ronald J. Moore, Ph.D. joined AMDL as Vice President, Operations, in October 1996 assuming responsibility for the manufacturing operations and product development. Dr. Moore has extensive experience in both academic medical research and in commercial immunodiagnostic product development and manufacturing. Dr. Moore received his undergraduate education at Baylor University and his graduate education at the University of Texas at Austin (M.A.) and at Iowa State University (Ph.D.). Following his Ph.D. graduate program, Dr. Moore completed a two-year postdoctoral fellowship at Southwestern Medical School in Dallas (University of Texas Health Science Center at Dallas) where he continued as a research scientist and faculty member in the department of Internal Medicine, Division of Endocrinology (1970 - 1980). During this career in academic research, Dr. Moore authored numerous publications on the metabolism and mechanism of action of steroid hormones, particularly testosterone and dihydrotestosterone. Dr. Moore subsequently has held a variety of technical, managerial and executive positions at major diagnostic companies, including Nuclear Medical Laboratories (Dallas) and Organon Teknika (Durham) where he was awarded the Presidents Award for Meritorious Scientific Achievement. He continued in technical management as the technical and plant manager at the Becton Dickinson RIA facility (Orangeburg, NY; 1990 -1994). Subsequently, he joined Diagnostic Products Corporation (Los Angeles) as Director of Product Support (1995). Immediately prior to joining AMDL, Dr. Moore founded Clinical Associates in Hermosa Beach, California, a provider of clinical validation specimens to the medical diagnostics community.

Edward R. Arquilla, M.D. Ph.D. has been a director of the Company since February 1997. His responsibilities include corporate and scientific planning, and liaison to the clinical and academic medical community. From 1959 until 1994 Dr. Arquilla was a full time faculty member of the Departments of Pathology at USC, UCLA and UCI respectively. He served as Professor and Chair of Pathology at UCI and Chief of Pathology services at UCIMC from 1968 until 1986. In this capacity he established the UCI Pathology referral services. He has had an active interest in the application of immunology to diagnostic tests for the past fifty years and was among the first to develop immunological tests for the measurement of proteins and hormones. Dr. Arquilla has been very active in the two major volunteer diabetes organizations; the American Diabetes Association and the Juvenile Diabetes Foundation International. In 1977 he was appointed to a three year term as a charter member of the National Diabetes Advisory Board by the Secretary of Health and Human Services. The Board was charged to review and evaluate the implementation of a long range plan to combat Diabetes Mellitus.
He has also been on several National Institutes of Health Study sections concerned with the extramural funding of Diabetes Research in general and the immunology of Diabetes in particular. Dr. Arquilla's academic and professional responsibilities, in addition to the Chair and Chief of Pathology Services at UCI, include a two year term as Chief of Staff at UCIMC from 1975 to 1977 and President of the Academic Senate of the College of Medicine at UCI from 1978 to 1980. His research interests have focused on the genetics of the immune response to insulin, the measurement of insulin and insulin antibodies and the structure function on insulin. He has published more than 80 scientific articles. He received his undergraduate B.S. degree at Northern Illinois University in 1947, and M.S. in Physiology from the University of Illinois in 1949, and M.D. from Western Reserve University in 1955, a Ph.D. in Anatomy from Western Reserve University in 1957, completed his residency in Pathology in 1959 and was Board Certified in Anatomic Pathology in 1963. He is licensed to practice Medicine in Ohio and California.

Axel J. Kutscher became a Director of the Company in January 1997. Mr. Kutscher was a founding partner of EURO-AMERICAN Beteiligungsvermitlungsgesellschaft GmbH, an investment banking firm investing in start-up biomedical companies and is also a sales manager and Vice President of the firm. Mr. Kutscher currently serves as the Chairman of the Board of Directors of GlukoMediTech, AG of Mainz, Germany, a medical device company emphasizing the development of in vivo glucose monitoring sensors, a Director of Sangui Biotech AG in Mainz, Germany, a company dealing with blood substitute research and development and a Director of Sangui Biotech, Inc. of Santa Ana, California, a start-up biotech company specializing in blood substitute products, esoteric immuno-diagnostic products and environmental sensors. Mr. Kutscher was a sales manager of Euro-Pacific Securities Services GmbH of Dusseldorf, an account executive at Hetkamp und Partner GmbH in Gelshenkirchen, Germany and a salesman at Deutsch-Amerikanische Marketing Corp. and International Stock Broker Corp. of Essen, Germany.

                        ITEM 10.  EXECUTIVE COMPENSATION

Officers' Compensation

The following table sets forth all cash compensation paid by the Company to its only executive officer during the year ended December 31, 1996 whose compensation exceeded $100,000:

                                       Annual Compensation
                                  ----------------------------
   Name and Position       Year    Salary    Bonus     Other
----------------------     ----   --------   -----   ---------

That T. Ngo                1996   $185,000     -0-   -0- /(1)/
  President and Chief
  Executive Officer
                           1995   $144,000     -0-   -0- /(1)/
                           1994   $ 17,500     -0-   -0- /(1)/

--------------------------
(1) Substantial salaries from prior years are accrued and represent a substantial portion of the Company's current liabilities. In 1996 the Company made payments on accrued unpaid salaries to Dr. Ngo of $4,750. The current base salary of Dr. Ngo is $222,000 per annum.


Directors' Compensation

Certain members of the Board of Directors received cash compensation only for their services on special committees. Total cash compensation paid to members of the Board of Directors during 1996 was $6,000.

Stock Compensation Programs

On April 22, 1992, the Company adopted its 1992 Stock Option Plan (the "1992 Plan"). Effective April 22, 1992, the Company made specific option grants to certain key employees and consultants to purchase an aggregate of 2,622,500 shares of the Company's Common Stock at a price of $0.25 per share (the "Specified Options"). It was provided in the Specified Options that exercise could occur if certain conditions were satisfied.

All of the Specified Options had option terms of three years and expired in 1995, except the options to purchase 380,000 shares to Richard Anderson, which options have a ten-year term. Of the options to purchase 380,000 shares, options to purchase 136,000 shares will become exercisable if the Company has annual gross revenues from product sales of a minimum of $1,000,000. Options to purchase 136,000 shares will become exercisable if the Company has annual net income before taxes of a minimum of $1,000,000, and options to purchase 108,000 shares will become exercisable if the Company has annual net income before taxes of a minimum of $5,000,000. In 1994, the Company terminated the 1992 Plan, except with respect to options which had previously been granted.

Subsequent to the adoption of the 1992 Plan, the Company granted options and warrants to various persons. Grants to officers and directors of the Company are more particularly described in Item 11.

In 1995, the Company adopted its Stock Bonus Plan pursuant to which the Company may select employees or consultants to receive a bonus of shares of the Company's common stock. This Plan is to be administered by the Board of Directors, or by a Committee selected by the Board (the "Administrators"). The Administrators shall have the authority to select the persons to receive a bonus of shares of Common Stock, the number of shares of Common Stock to be issued, and the time in which the Common Stock is to be issued. The total number of shares authorized is 500,000. The Administrators have reserved 100,000 shares for issuance to That T. Ngo, the Company's President. The actual number of shares to be issued to Dr. Ngo, and the timing for this occurrence are to be determined by the Administrators. The Stock Bonus Plan will terminate on June 30, 1997.

In addition, the Company issued stock options pursuant to various employment agreements and agreements for services. See "Certain Relationships and Related transactions."

Two other stock option plans, the 1994 Stock Option Plan and the 1988 Stock Option Plan, were terminated on March 7, 1997. No options were issued under either plan.


               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Set forth in the following table is information regarding beneficial ownership of the Company's Common Stock as of April 11, 1997, by each person known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, by each officer and director, and by all officers and directors as a group. Except as otherwise indicated, all shares are held beneficially and of record, and each stockholder has sole voting, investment and dispositive power.

                                              Number of
            Name                            Shares Owned       Percent
-------------------------------             ------------       -------
Principal Stockholders
Briana Bio-Tech Inc.                          1,920,000(1)       5.7%
#2200 Canada Trust Tower
10104-103 Avenue
Edmonton, Alberta
Canada T5J 1W8
Officers and Directors
Edward R. Arquilla, M.D., Ph.D.                  15,000           --
Harry Berk                                      281,250(2)       0.8%
Axel J. Kutscher                                252,112(3)       0.7%
Douglas C. MacLellan                             50,336          0.1%
Ronald J. Moore, Ph.D.                           12,500(4)        --
That T. Ngo, Ph.D.                            1,730,000(5)       4.9%
William M. Thompson, III, M.D.                  890,000(6)       2.6%
John Tkachuk                                  1,920,000(7)       5.7%
All Officers and Directors as a Group (8
 persons)                                     5,151,198(2)-(7)  14.1%

----------------------------
(1) Includes warrants to purchase 60,000 shares of common stock at $0.25 per share exercisable until November 30, 1998.
(2) Includes options to purchase 150,000 shares of common stock at $1.25 per share exercisable until December 31, 1997 and 6,250 shares of common stock granted pursuant to an employment agreement. Also includes options to purchase 100,000 shares of common stock at $0.97 per share exercisable until December 31, 1999 and options to purchase 25,000 shares of common stock at $0.44 per share exercisable until December 31, 2000.
(3) Mr. Kutscher does not own any shares of record of common stock, but may be deemed to be the beneficial owner of the shares of Euro-American GMBH. Mr. Kutscher is the Sales Manager and a Vice President of Euro-American GMBH.
(4) Includes options to purchase 12,500 shares of common stock at $0.563 per share exercisable until September 30, 2001.
(5) Includes options to purchase 650,000 shares of common stock at $1.375 per share and 150,000 shares of common stock at $1.25 exercisable until June 30, 1999. Also includes options to purchase 930,000 shares of common stock at $0.657 per share exercisable until September 30, 2001.
(6) Includes options to purchase 800,000 shares of common stock at $1.25 per share exercisable until December 31, 1997.

(7) Mr. Tkachuk does not own any shares of record of common stock, but may be deemed to be the beneficial owner of the shares of Briana Bio-Tech Inc. Mr. Tkachuk is the President of AMDL Canada, Inc., a subsidiary of Briana.


           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1994, the Company entered into a two year employment agreement with Dr. That T. Ngo, Executive Vice President and Chief Operating Officer. This agreement with Dr. Ngo specified an annual base salary of $100,000 and provided 650,000 common stock options at $1.375 per share vesting over the term of the employment agreement. In October 1994, Dr. That T. Ngo, with the Board's approval, accepted the position of President, CEO and director. Dr. Ngo's annual salary was increased to $144,000 effective October 1, 1994 and the quantity of his common stock options increased to 800,000. Effective June 1996, the Board of Directors approved an annual salary of $222,000 per year. Then, in October 1996, the Company entered into a new two year employment with Dr. That
T. Ngo, President and Chief Executive Officer. The agreement specifies an annual base salary of $222,000. Dr. Ngo also received options to purchase up to 1,500,000 shares of the Company's common stock at the exercise price of $0.657 per share exercisable until September 2001. Options to purchase 750,000 shares vested upon execution of the agreement. The options to purchase the remaining 750,000 shares will vest in quarterly installments of 90,000 each over the next seven calendar quarters and 120,000 in the eighth calendar quarter. The agreement contains a severance provision. Dr. Ngo shall be entitled to a severance payment equal to six months salary. The employment agreement also includes provisions for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Dr. Ngo shall be entitled to participate in such a plan.

In January 1996, the Company entered into a one year employment agreement with Harry Berk, Vice President and Chief Financial Officer. Mr. Berk received an annual base salary of $80,000, and options to purchase up to 100,000 shares of common stock at the exercise price of $0.97 per share exercisable until December 31, 1999. Options to purchase 25,000 shares vested upon execution of this employment agreement and options to purchase the remaining 75,000 shares vested in quarterly installments of 18,750 shares each. Effective as of January 1, 1997, the Company entered into a new one year employment agreement with Mr. Berk. The agreement specifies an annual base salary of $80,000. Mr. Berk also received options to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to the closing bid price on the date of approval of the agreement, $0.44 per share, until December 31, 2000. The options vest in installments of 25,000 each at the end of each of the following four calendar quarters. The agreement contains a severance provision. Mr. Berk shall be entitled to a severance payment equal to three months salary. The employment agreement also includes provisions for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Mr. Berk shall be entitled to participate in such a plan.

In October 1996, the Company entered into a two year employment agreement with Dr. Ronald J. Moore, Vice President of Operations. The agreement specifies an annual base salary of $80,000. Dr. Moore also received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.563 per share exercisable until September 2001. The options will vest in installments of 12,500 each at the end of each of the following eight calendar quarters. The agreement contains a severance provision. Dr. Moore shall be entitled to a severance payment equal to two months salary. The employment agreement also includes provisions for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Dr. Moore shall be entitled to participate in such a plan.

The Company has been unable to meet a substantial portion of the salary obligations due to its employees, including officers and directors. At December 31, 1996, the Company had accrued salaries of $796,203, of which $619,000 was owed to five persons who were then officers or directors of the Company. The Company has made payment arrangements with four of these persons. The Company has agreed to pay each of these persons their proportionate share of 5% of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased. All amount must be paid no later than February 28, 2001. In January 1997, the

Company paid the accrued salary of an officer who had not agreed to a payment arrangement as part of a separation agreement.

In January 1997, Robert R. Guerrero, Ph.D., Vice President of Research and Development and a director, resigned his positions with the Company. In February 1997, Axel J. Kutcher, a principal in Euro-American GMBH, and Edward R. Arquilla, M.D., Ph.D, were invited to become members of the Company's Board of Directors. Both individuals accepted the invitations and were approved by the other members. In February 1997, Donald E. Rounds, Ph.D., the Company's former Chief Scientist, resigned his position as a director. In February 1997, the Company began cash compensation payments to certain directors for special services to the Company, including Dr. Arquilla and Douglas MacLellan. The payments range in monthly amounts from $1,000 per month to $2,500 per month and will continue through December 1997. Payment arrangements to certain directors were made retroactive to November 1996.

In January 1989, the Company entered into a licensing agreement (the "Licensing Agreement") with AMDL Canada Inc. ("AMDL Canada"), a Canadian corporation and a wholly-owned subsidiary of Briana, formed for the purpose of entering into the Licensing Agreement. Pursuant to the terms of the Licensing Agreement, the Company granted to AMDL Canada an exclusive license to market and sell the Company's proposed cancer detection product, DR-70/(TM)/, in Canada directly or through agents, distributors or other representatives. Pursuant to the terms of the Licensing Agreement, as amended, AMDL Canada has paid the Company an aggregate of $120,000 and agreed to pay the Company an additional $500,000 in the form of a $1 surcharge on each of the first 500,000 test kits sold by or through AMDL Canada in Canada. Dr. Robert R. Guerrero, then an officer and director of the Company, was a director of Briana Resources, Ltd., an affiliate of Briana, from February 1989 to August 1990, although he abstained from voting with respect to the Licensing Agreement or the amendments thereto. In February 1995, the Company and Briana created a joint venture organized as a limited liability company under Delaware law. The limited liability Company is named, ICD, L.L.C. ("ICD"). ICD was formed to market and license the Company's technology throughout the world, exclusive of the United States and its territories and possessions and Canada. The Company and Briana are the two members of ICD. Three managers conduct the business of ICD. The Company and Briana each selected one manager. The manager selected by the Company is the Company's President, That T. Ngo. The manager selected by Briana is John Tkachuk, the President of AMDL Canada Inc. Mr. Tkachuk is also a director of the Company. The third manager will be selected by the two managers at a later date.

Initial capital contributions to ICD were made by the Company and Briana of $650 and $350, respectively. Additional contributions are to be made from the members by unanimous consent. Any amounts in addition to the initial capital contributions required by ICD are to be contributed in proportion to the members' respective percentage interest. Profits and losses of ICD were to be allocated in accordance with percentage interests, which are 65% to the Company and 35% to Briana. The Company and Briana agreed that their percentage interests in ICD would be changed to 50% each if the Company failed to satisfy either of the two following tests as determined by the Cross Cancer Institute and could not reverse such determination within nine months thereof. The first requirement was that clinical trial testing done on DR-70/(TM)/ at the Cross Cancer Institute result in a finding that DR-70/(TM)/ has a sensitivity/specificity quotient sufficient to qualify DR-70/(TM)/ as a commercial grade tumor-marker test for lung cancer to be approved for use in the Canadian market by either the Cross Cancer Institute or the Health Protection Branch. The second requirement was that within six months after the Company's receipt of the second installment of the marketing rights fee from Briana (which occurred in April, 1995), the Company shall cause its technology to (i) have developed to the level where the Company can demonstrate the efficacy of such technology with lung and ovarian tumors and/or (ii) be at a stage where the Company can demonstrate marketable level accuracy on the basis of well characterized sera test results to make a valid assessment. The Company believes that these requirements were met on a timely basis.

The purchase price for each product developed from the Company's technology sold to ICD will be equal to the costs incurred by the Company in producing such product. The Company has agreed to supply Briana with sufficient product for the Canadian market, as determined by Briana, as well as make all reasonable efforts to supply ICD with sufficient product for markets outside Canada and the United States on a timely basis. The Company cannot unreasonably withhold supply of product to Briana or ICD. In the event that supply requirements cannot be met to fill bona fide purchase orders for the product within a reasonable time frame, product will be supplied to all markets on a pro-rata basis. If the Company cannot supply product then Briana will have the right to have the product produced by an independent third party.

Briana was required to make marketing rights fee installment payments totaling $1,000,000 to the Company. If an installment was unpaid, Briana's percentage interests were to be reduced. As of December 31, 1996, the Company had received $367,253 of this fee from Briana. In January 1997, AMDL, Inc. provided Briana Bio-Tech Inc., with written notice of default in payment of the marketing fee affecting percentage ownership interest in ICD. In accordance with terms of the Operating Agreement, Briana's percentage ownership interest in ICD, L.L.C. has been reduced from 35 percent to 12.85 percent. AMDL's percentage ownership interest in ICD, L.L.C. has been increased from 65 percent to 87.15 percent.

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

  See Item 7.

Exhibits

Exhibit No.  Description
-----------  -----------

    3.1 Certificate Of Incorporation of the Company, previously filed as an Exhibit to the Company's Report On Form 10-K for the year ended December 31, 1989, is incorporated herein by this reference.

    3.2 Bylaws of the Company, previously filed as an Exhibit to the Company's Report On Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.1 Amendments To License Agreement Between the Company and AMDL Canada, Inc., Dated September 20, 1989, June 16, 1990 and July 5, 1990, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by this reference.

   10.2 Option For Marketing Rights Between the Company and Biotech Marketing Group, Inc., Dated June 29, 1990, As Amended November 20, 1990, previously filed as an Exhibit to the Company's Report On Form 10-K for the year ended December 31, 1990, is incorporated herein by this reference.

   10.2(a) Second Amendment Between AMDL, Inc. and Biotech Marketing Group, Inc., Dated February 4, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.3 Agreement Between the Company and AMDL Canada, Inc., Dated January 21, 1992, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.4 The Company's Incentive Stock Option Plan, adopted in 1988, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by this reference.

   10.5 The Company's 1992 Stock Option Plan, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.6 Research Agreement Between The Company, The Alberta Cancer Board And AMDL Canada, Inc., Dated September 10, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.7 Employment Agreement Between The Company And Dr. Robert R. Guerrero, Dated September 1, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.8 Employment Agreement Between The Company And Dr. Donald E. Rounds, Dated September 1, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.9 Restated Employment Agreement Between The Company And Louis R. Dilts, Dated August 22, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.10 Agreement For The Termination Of Employment Between The Company And Dr. Richard Anderson, Dated September 1, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.11 Agreement For The Termination Of Employment Between The Company And Thomas V. Tilton, Dated September 1, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.12     Contract for Performance of Services Between the Company and Glen
             R. Justice, M.D., Dated May 15, 1991, is amended by letter dated May 26, 1992, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.13 Contract for Performance of Services Between the Company and Sally Ann Kraensel, Dated May 15, 1991, as amended by letter dated June 30, 1992, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1992, is incorporated herein by this reference.

   10.14 Employment Agreement between the Company and Edward L. Stephen, D.V.M., dated January 15, 1993, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1992, is incorporated herein by this reference.

   10.15 Employment Agreement between the Company and William M. Thompson, III, M.D., dated February 22, 1993, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1992, is incorporated herein by this reference.

   10.16 Employment Agreement between the Company and Harry Berk, dated March 10, 1993, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1992, is incorporated herein by this reference.

   10.17 1994 Stock Option Plan, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1993, is incorporated herein by this reference.

   10.18 Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1993, is incorporated herein by this reference.

   10.19 Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1993, is incorporated herein by this reference.

   10.20 Employment Agreement between the Company and That T. Ngo, dated June 1, 1994.(1)

   10.21 Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994.(1)

   10.22 Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995.(1)

   10.23     Operating Agreement of ICD, L.L.C.(1)

   10.24 Letter Agreement between the Company and Briana Bio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (1)

   10.25 Sub-Lease Agreement between UniSyn Technologies, Inc., and the Company, dated February 1, 1995, regarding the premises located at 14272 Franklin Avenue, Tustin, California.(1)

   10.26     Nonstatutory Stock Option Agreement between the Company and Donald
             E. Rounds, dated March 16, 1994.(1)

   10.27     The Company's Stock Bonus Plan.(2)

   10.28     Form of International Distribution Agreement of ICD, L.L.C.(2)

   10.29 Employment Agreement Between the Company and Harry Berk, Dated January 1, 1996.(2)

   10.30 Form of Accrued Salary Payment Agreement Between the Company and Various Employees and Former Employees Dated September 20, 1996.

   10.31 Employment Agreement Between the Company and That T. Ngo, Dated October 1, 1996.

   10.32 Employment Agreement Between the Company and Ronald J. Moore, Dated October 23, 1996.

   10.33 Employment Agreement Between the Company and Harry Berk, Dated January 1, 1997.

   22        Subsidiaries.

   27        Financial Data Schedule
-----------------
(1) Previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1994, is incorporated herein by this reference.

(2) Previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1995, is incorporated herein by this reference.


Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 1996, the Registrant filed no reports on form 8-K.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       "Registrant"

                                       AMDL, INC.



Dated:  May 12, 1997                   By: /s/ THAT T. NGO
                                          -------------------------------------
                                          That T. Ngo, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ THAT T. NGO                    Chief Executive Officer,        May 12, 1997
-------------------------------    President and Director
That T. Ngo


/s/ HARRY R. BERK                  Vice President - Finance and    May 12, 1997
-------------------------------    Chief Financial Officer
Harry R. Berk


     Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Securities Exchange Act Of 1934, As Amended, By Non-Reporting Issuers.


     (c)  No annual report or proxy material has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                                           Page
                                                                           ----

  Report of Independent Public Accountants                                 F-1
  Balance Sheets                                                           F-2
  Statements of Operations                                                 F-3
  Statements of Stockholders' Equity (Deficit)                             F-4
  Statements of Cash Flows                                                 F-7
  Notes to Financial Statements                                            F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Shareholders of AMDL, Inc.:

We have audited the accompanying balance sheets of AMDL, INC. (a Delaware corporation), a development stage company, as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the three years ended December 31, 1996, 1995 and 1994 and for the period of inception (July 10, 1987) to December 31, 1996, and the related statements of stockholders' equity (deficit) from inception to date. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, INC. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, 1995 and 1994 and for the period from inception (July 10, 1987) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has experienced significant losses since inception and historically has no revenues and had significant working capital and stockholders' deficits. These factors and other factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       ARTHUR ANDERSEN LLP


Orange County, California
March 6, 1997

                                   AMDL, INC.
                                   ----------
                         (A development stage company)
                         -----------------------------

                  BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
                  -------------------------------------------

                                     ASSETS
                                     ------

                                                           1996           1995
                                                        ----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                             $1,072,249     $   726,406
  Short-term investments                                 2,432,411               -
                                                        ----------     -----------
        Total current assets                             3,504,660         726,406
                                                        ----------     -----------
OTHER ASSETS                                                 7,863               -
                                                        ----------     -----------
                                                        $3,512,523     $   726,406
                                                        ==========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Notes payable                                         $    25,000    $   281,500
  Accounts payable and accrued expenses                     192,736        250,753
  Accrued payroll and related expenses                      924,079        955,610
  Due to related party                                            -         43,646
  Current portion of capital lease obligation                18,668         33,145
  Accrued interest                                                -         97,808
                                                        -----------    -----------
        Total current liabilities                         1,160,483      1,662,462

CAPITAL LEASE OBLIGATION, net of
  current portion                                                 -         20,902
                                                        -----------    -----------
                                                          1,160,483      1,683,364
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares
    authorized, no shares issued or
    outstanding at December 31, 1996 and 1995                     -              -
  Common stock, $.001 par value-
    50,000,000 shares authorized, 33,529,903
    and 22,208,281 shares issued and outstanding
    at December 31, 1996 and 1995, respectively              33,530         22,208
  Common stock subscribed - 500,000 shares                        -        300,000
  Additional paid-in capital                             11,865,799      6,645,743
  Deficit accumulated during the development stage       (9,547,289)    (7,924,909)
                                                        -----------    -----------
                                                          2,352,040       (956,958)
                                                        -----------    -----------
                                                        $ 3,512,523    $   726,406
                                                        ===========    ===========


      The accompanying notes are an integral part of these balance sheets.

                                   AMDL, INC.
                                   ----------
                         (A development stage company)
                         -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994, AND THE PERIOD
      --------------------------------------------------------------------
              FROM INCEPTION (JULY 10, 1987) TO DECEMBER 31, 1996
              ---------------------------------------------------

                                                                            Inception
                                                                         (July 10, 1987)
                          Year Ended      Year Ended      Year Ended           To
                         December 31,    December 31,    December 31,     December 31,
                             1996            1995            1994             1996
                         -------------   -------------   -------------   ---------------

REVENUES                  $         -     $         -     $         -      $         -
                          -----------     -----------     -----------      -----------
OPERATING EXPENSES:
  Research and
   development                863,875         574,845         900,781        4,986,824
  General and
   administrative             886,777       1,159,182         662,222        5,738,769
                          -----------     -----------     -----------      -----------
                            1,750,652       1,734,027       1,563,003       10,725,593
                          -----------     -----------     -----------      -----------
LOSS FROM
 OPERATIONS                 1,750,652       1,734,027       1,563,003       10,725,593
                          -----------     -----------     -----------      -----------
OTHER INCOME
 (EXPENSE):
  Interest expense                  -         (47,558)        (41,586)        (561,016)
  Interest income              85,134               -               -           87,784
  Other                        43,138         324,115               -        1,651,536
                          -----------     -----------     -----------      -----------
                              128,272         276,557         (41,586)       1,178,304
                          -----------     -----------     -----------      -----------
    Net Loss              $(1,622,380)    $(1,457,470)    $(1,604,589)     $(9,547,289)
                          ===========     ===========     ===========      ===========


NET LOSS PER SHARE        $     (0.06)    $     (0.07)    $     (0.09)
                          ===========     ===========     ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING        29,134,105      20,041,548      16,988,511
                          ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                                   AMDL, INC.
                                   ----------
                         (A development stage company)
                         -----------------------------

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------
              FROM INCEPTION (JULY 10, 1987) TO DECEMBER 31, 1996
              ---------------------------------------------------

                                                                                                           Deficit
                                                                          Common Stock                    Accumulated
                                                   Common Stock            Subscribed        Additional    during the
                                               -------------------    --------------------    Paid-in     Development
                                                 Shares     Amount       Shares     Amount    Capital       Stage         Total
                                               ----------   -------   ------------  ------  ----------   ------------   -----------
BALANCE, Inception (July, 10, 1987)                     -   $  -           -        $   -   $      -     $         -    $         -
  Common stock issued                               1,275     1,275        -            -          -               -          1,275
  Net loss                                              -         -        -            -          -         (37,323)       (37,323)

                                               ----------   -------   ------------  ------  --------     -----------    -----------
BALANCE, December 31, 1988                          1,275     1,275        -            -          -         (37,323)       (36,048)

  Restatement due to merger                     8,865,307     7,591        -            -     48,201               -         55,792
  Common stock issued                           1,347,880     1,348        -            -     54,994               -         56,342
  Net loss                                              -         -        -            -          -        (241,479)      (241,479)

                                               ----------   -------   ------------  ------  --------     -----------    -----------
BALANCE, December 31, 1989                     10,214,462    10,214        -            -    103,195        (278,802)      (165,393)

  Common stock issued for cash at $0.114          451,000       451        -            -    217,676               -        218,127
  Common stock issued at $0.25 to three
   officers in lieu of salary                     300,000       300        -            -     74,700               -         75,000

  Common stock issued for services at $1.00        30,000        30        -            -     29,970               -         30,000
  Common stock issued for services at $0.50        14,000        14        -            -      6,986               -          7,000
  Common stock issued for cash at $0.25           230,000       230        -            -     57,270               -         57,500
  Common stock issued at $0.04 to a member
   of the board of directors                       90,000        90        -            -      3,510               -          3,600
  Common stock issued for cash at $0.04            15,000        15        -            -        585               -            600
  Common stock issued for services at $0.25       500,000       500        -            -    124,500               -        125,000
  Common stock issued for consulting
   services at $1.00                               50,000        50        -            -     49,950               -         50,000
  Net loss                                              -         -        -            -          -        (107,415)      (107,415)

                                               ----------   -------   ------------  ------  --------     -----------    -----------
BALANCE, December 31, 1990                     11,894,462    11,894        -            -    668,342        (386,217)       294,019
  Common stock issued for consulting
   services at $0.12                               50,000        50        -            -      5,950               -          6,000
  Common stock issued at $0.25 for payment
   of loan                                         10,000        10        -            -      2,490               -          2,500
  Net loss                                              -         -        -            -          -      (1,044,395)    (1,044,395)

                                               ----------   -------   ------------  ------  --------     -----------    -----------
BALANCE, December 31, 1991                     11,954,462    11,954        -            -    676,782      (1,430,612)      (741,876)


  The accompanying notes are an integral part of these financial statements.

                                                                                                           Deficit
                                                                          Common Stock                    Accumulated
                                                   Common Stock            Subscribed       Additional    during the
                                               -------------------    --------------------   Paid-in     Development
                                                 Shares     Amount       Shares     Amount   Capital         Stage         Total
                                               ----------   -------   ------------  ------  ----------   ------------   -----------
  Common stock issued in exchange for
   notes payable and accrued interest
   at $0.25                                    1,363,019   $ 1,363         -        $   -    $  339,393  $          -   $   340,756
  Exercise of warrants at $0.001                   1,422         1         -            -             -             -             1
  Exercise of warrants at $0.500                  57,140        58         -            -        28,512             -        28,570
  Common stock issued to related party
   pursuant to private placement at $0.894       640,000       640         -            -       571,520             -       572,160
  Warrants issued in connection with debt
   offering                                            -         -         -            -       312,000             -       312,000
  Warrants issued for services                         -         -         -            -       518,285             -       518,285
  Net loss                                             -         -         -            -             -    (2,083,984)   (2,083,984)

                                              ----------   -------   ------------   ------   ----------   -----------   -----------
BALANCE, December 31, 1992                    14,016,043    14,016         -            -     2,446,492    (3,514,596)   (1,054,088)

  Common stock issued to related party and
   others pursuant to a private placement
   at $0.894                                   1,478,185     1,479         -            -     1,320,012             -     1,321,491
  Exercise of warrants at $0.894                  11,184        11         -            -         9,989             -        10,000
  Common stock issued in exchange for
   notes payable and accrued interest
   at $0.894                                     243,147       243         -            -       217,135             -       217,378
  Net loss                                             -         -         -            -             -    (1,348,254)   (1,348,254)

                                              ----------   -------   ------------   ------   ----------   -----------   -----------
BALANCE, December 31, 1993                    15,748,559    15,749         -            -     3,993,628    (4,862,850)     (853,473)

  Common stock issued to related party
   pursuant to a private placement
   at $0.894                                     500,000       500         -            -       446,500             -       447,000
  Exercise of warrants at $0.25                  150,000       150         -            -        37,350             -        37,500
  Common stock issued to various creditors
   at $0.894                                     158,728       158         -            -       141,744             -       141,902
  Exercise of options at $0.05                   535,000       535         -            -        26,215             -        26,750
  Exercise of options at $1.00                    16,000        16         -            -        15,984             -        16,000
  Common stock issued for note payable and
   accrued interest at $0.894                    346,011       346         -            -       305,249             -       305,595
  Exercise of warrants at $1.00                   40,000        40         -            -        39,960             -        40,000
  Common stock issued to related party
   pursuant to a private placement
   at $0.25                                      180,000       180         -            -        44,820             -        45,000
  Net loss                                             -         -         -            -             -    (1,604,589)   (1,604,589)

                                              ----------   -------   ------------   ------   ----------   -----------   -----------
BALANCE, December 31, 1994                    17,674,298    17,674         -            -     5,051,450    (6,467,439)   (1,398,315)


   The accompanying notes are an integral part of these financial statements.

                                                                                            Deficit
                                                                        Common Stock      Accumulated
                                                   Common Stock          Subscribed        Additional    during the
                                               -------------------    -----------------      Paid-in     Development
                                                 Shares     Amount     Shares    Amount      Capital         Stage       Total
                                               ----------   -------   --------  --------  -----------  ------------   -----------
  Common stock issued for cash at $0.25        1,000,000   $ 1,000         -    $      -  $   249,000   $         -   $   250,000
  Exercise of warrants at $0.45                  500,000       500         -           -      224,500             -       225,000
  Common stock issued for cash at $0.30        1,000,000     1,000         -           -      299,000             -       300,000
  Exercise of warrants at $0.50                  500,000       500         -           -      249,500             -       250,000
  Exercise of warrants at $0.986                  32,737        33         -           -       32,233             -        32,266
  Exercise of options at $0.05                    65,000        65         -           -        3,185             -         3,250
  Common stock issued for cash at $0.752         133,000       133         -           -       99,867             -       100,000
  Exercise of warrants at $0.25                   10,000        10         -           -        2,490             -         2,500
  Common stock issued for cash at $0.40          750,000       750         -           -      299,250             -       300,000
  Common stock issued in exchange for
   convertible notes
    payable and accrued interest at $0.25        543,246       543         -           -      135,268             -       135,811
  Common stock subscribed at $0.60
   (Note 11)                                           -         -   500,000     300,000            -             -       300,000
  Net loss                                             -         -         -           -            -    (1,457,470)   (1,457,470)
                                              ----------   -------  --------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1995                    22,208,281    22,208   500,000     300,000    6,645,743    (7,924,909)     (956,958)
  Common stock issued for cash at $0.35        4,500,000     4,500         -           -    1,570,500             -     1,575,000
  Common stock issued for cash at $0.40        1,000,000     1,000         -           -      399,000             -       400,000
  Common stock issued for cash at $0.475       4,000,000     4,000         -           -    1,896,000             -     1,900,000
  Exercise of warrants at $0.62                1,125,000     1,125         -           -      696,375             -       697,500
  Common stock issued for cash at $0.35          500,000       500         -           -      174,500             -       175,000
  Exercise of warrants at $0.25                   10,500        11         -           -        2,614             -         2,625
  Exercise of warrants at $0.25                   19,500        20         -           -        4,855             -         4,875
  Common stock issued to various
   creditors at $0.894                            30,162        30         -           -       26,903             -        26,933
  Common stock issued at $0.25 for
   converted notes payable
   and accrued interest                          136,460       136         -           -       33,979             -        34,115
  Warrants issued for services                         -         -         -           -      115,330             -       115,330
Common stock subscribed at $0.60 (Note 11)             -         -  (500,000)   (300,000)     300,000             -             -
  Net loss                                             -         -         -           -            -    (1,622,380)   (1,622,380)
                                              ----------   -------  --------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1996                    33,529,903   $33,530         -   $       -  $11,865,799   $(9,547,289)  $ 2,352,040
                                              ==========   =======  ========   =========  ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                   AMDL, INC.
                                   ----------
                         (A development stage company)
                         -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------
       AND THE PERIOD FROM INCEPTION (JULY 10, 1987) TO DECEMBER 31, 1996
       ------------------------------------------------------------------

                                                                                                                        Inception
                                                                                                                     (July 10, 1987)
                                                                       Year Ended       Year Ended      Year Ended          To
                                                                      December 31,     December 31,    December 31,    December 31,
                                                                          1996             1995            1994            1996
                                                                     ---------------   -------------   ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(1,622,380)    $(1,457,470)    $(1,604,589)    $(9,547,289)

  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                            10,000         267,265          78,289         497,288
    Amortization of deferred interest                                             -               -               -         312,000
    Common stock subscribed                                                       -         300,000               -         300,000
    Stock issued for services                                                     -               -               -         293,416
    Warrants issued for services                                            115,330               -               -         661,529
    Increase in due from related party                                            -               -          28,175               -
    Increase in other assets                                                 (7,863)              -               -          (7,863)

    Increase (decrease) in accounts payable and accrued expenses            (31,084)        (28,052)        331,856         218,191
    Increase (decrease) in accrued payroll and related expenses             (31,531)         87,610         498,355         924,079
    Increase (decrease) in due to related party                             (43,646)         (7,860)         51,506               -
    Increase (decrease) in accrued interest                                 (97,808)         30,925         (25,700)              -
                                                                        -----------     -----------     -----------     -----------
          Net cash used in operating activities                          (1,708,982)       (807,582)       (642,108)     (6,348,649)
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments, net                                            (2,432,411)              -               -      (2,432,411)
  Purchases of equipment                                                    (10,000)        (18,517)        (40,000)       (225,930)
  Expenditures for patents                                                        -               -               -        (154,682)
                                                                        -----------     -----------     -----------     -----------
          Net cash used in investing activities                          (2,442,411)        (18,517)        (40,000)     (2,813,023)
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under notes payable, net                         (222,385)        (44,500)        102,500          59,115
  Repayments under capital lease obligation                                 (35,379)        (32,404)        (21,298)        (98,008)
  Proceeds from issuance of common stock                                  4,755,000       1,598,827         489,589      10,215,747
  Net effect of merger with CVI                                                   -               -               -          57,067
                                                                        -----------     -----------     -----------     -----------
          Net cash provided by financing activities                       4,497,236       1,521,923         570,791      10,233,921
                                                                        -----------     -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        345,843         695,824        (111,317)      1,072,249
CASH AND CASH EQUIVALENTS, beginning of period                              726,406          30,582         141,899               -
                                                                        -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                $ 1,072,249     $   726,406     $    30,582     $ 1,072,249
                                                                        ===========     ===========     ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING  ACTIVITIES:
   Capital lease obligations of $22,140 was incurred for the purchase of equipment during the year ending December 31, 1994.

   Total interest paid was $99,073 for the year ended December 31, 1996.

   During the years ended December 31, 1996, 1995 and 1994, the Company issued 136,460, 543,246 and 346,011 shares of common stock, respectively to cancel notes payable and related accrued interest. During the year ended December 31, 1994, the Company issued 346,011 warrants to cancel notes payable and related accrued interest. The fair market value of the stock and warrants issued was less than the amount of the canceled notes payable and accrued interest. During the year ended December 31, 1996, the Company issued 225,000 warrants to non-employees for services. The fair value of the warrants issued was $115,330.

   During the years ended December 31, 1996 and 1994, the Company repaid $26,933 and $320,158, respectively of accounts payable through the issuance of common stock.

   The accompanying notes are an integral part of these financial statements.

                                   AMDL, INC.
                                   ----------

                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------



1.   Nature of Business and Summary of Significant Accounting Policies
     -----------------------------------------------------------------

     a.   Organization and Nature of Business
          -----------------------------------

     AMDL, INC. (formerly Advanced Medical Diagnostic, Ltd.) (the Company) was incorporated July 10, 1987, in the state of Delaware; however, no financial activity occurred until 1988. The Company is a development stage biomedical company applying proprietary technology to develop novel diagnostic tests for use in the early detection, diagnosis, prognosis and treatment-monitoring of cancer and other diseases.

     On January 16, 1989, the officers/stockholders of the Company entered into a share exchange agreement (the Agreement) with California Ventures, Inc.
     (CVI) and its officers which provides for the combining of the two companies in a transaction accounted for as a reverse acquisition. CVI was a development stage enterprise located in Colorado that was formed on May 3, 1988, for the purpose of engaging in mergers with or acquiring a single or small number of private firms.

     Under the Agreement, the principal officers/stockholders of the Company exchanged all of their shares of common stock for 113,000,000 shares (shares indicated do not reflect the reverse stock split on a 1-for-15 basis in 1989) of previously unissued and unregistered shares of CVI common stock. Subsequently, the domicile of CVI was changed to Delaware and its name was changed to AMDL, Inc.

     Even though CVI is the legal entity surviving the transaction, the Company is considered to be the acquiring company for accounting purposes because the former stockholders of the Company hold the majority of the outstanding shares of the combined companies. This transaction was treated as a reverse acquisition for financial reporting purposes, wherein substantively the Company acquired CVI. No goodwill arose as a result of the transaction.

     In connection with the transaction, the Company received approximately $57,000 in cash, which was used for working capital and to expand the business.

In February 1995, the Company and AMDL Canada Inc. (AMDL Canada), a Canadian corporation and a wholly-owned subsidiary of Briana Bio Tech., Inc. (a significant shareholder of the Company), executed a joint venture agreement forming, ICD, L.L.C. (ICD), to pursue world-wide marketing relationships excluding Canada and the United States. The operating agreement established the initial capital contribution for the Company at 65 percent and requires AMDL Canada to pay the Company a marketing rights fee of $1,000,000 (see Note 7 for additional discussion of the marketing rights fee). The operations of ICD during fiscal years 1996 and 1995 were insignificant and are therefore not consolidated in the accompanying financial statements.

     b.  Development Stage Company
         -------------------------

     The Company is in the development stage and has not generated any revenues from operations and has no assurance of any future revenues. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

     Management has taken action to address these matters.  They include:

     - Retention of experienced management personnel with particular skills in the commercialization of similar products.

     - Attainment of technology to develop additional diagnostic products for detecting cancer and other diseases.

     - Raising additional funds through the sale of equity securities at terms below market price quotations.

     The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The Company's proposed diagnostic test systems for use with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

     From December 31, 1995 to December 31, 1996, the Company's cash, cash equivalents and short-term investments increased to approximately $3,505,000 as a result of sales of the Company's securities. The Company is also hopeful of obtaining revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

     These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     c.   Cash Equivalents
          ----------------

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     d.  Short-term Investments
         ----------------------

     The Company invests excess cash in four different money market funds with a large bank and brokerage firm. The funds invest primarily in debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, and marketable direct obligations of the United States Treasury. These funds are carried at cost, which approximates fair market value.

     e.   Equipment
          ---------

     Prior to 1995, equipment was depreciated on a straight-line basis over five years, which was the estimated useful life of the related assets. In 1995,
     the Company elected to   depreciate the remaining book value
     (approximately $156,000) on its equipment.

     f.  Patents
         -------

     The Company has expended funds for patents that are in various stages of the filing and approval process. Prior to 1995, patents were amortized on the straight-line basis over an estimated useful life of 10 years. In 1995, the Company elected to amortize the remaining book value on its patents. During 1996, all expenditures for patents were expensed.

     g.   Common Stock Issued for Services Rendered
          -----------------------------------------

     The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations and other factors in determining fair market value for purposes of valuing the common stock.

     h.  Accounting for Stock Based Compensation
         ---------------------------------------

     The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

     The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 8).

     i.   Net Loss Per Share
          ------------------

     Net loss per share was computed based on the weighted average number of shares outstanding for the period. The effect of stock options and warrants on net loss per share is antidilutive and thus not included in the net loss per share calculation.

     j.   Income Taxes
          ------------

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".

     k.  Licensing Agreements
         --------------------

     The Company recognizes as other income the sale of options to purchase the marketing rights of its proposed cancer detection products when cash is collected or collection is certain and all obligations have been met. The proceeds from the sale of the options are nonrefundable.

     l.  Use of Estimates
         ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m.  Reclassifications
         -----------------

     Certain reclassifications have been to the 1995, 1994 and inception to date financial statements in order to conform to classifications used in the current year.

2.   Notes Payable
     -------------

Notes payable at December 31, 1996 and 1995, consists of the following:

                                                               1996      1995
                                                             --------  --------

     Unsecured notes payable to individuals, corporations
     and trusts, interest accruing at ten percent per
     annum, principal and interest due in April 1992.
     The notes, principal and accrued interest, were
     convertible into shares of common stock of the
     Company upon request of the note holder at a price
     of $1.31 per share. The notes were repaid during 1996.  $   -    $ 43,500

     Unsecured notes payable to individuals and
     corporations, interest accruing at twelve percent per
     annum, principal and interest due in March 1993.
     During 1996, $13,000 was repaid.                         25,000    38,000

     Convertible demand note payable to an officer and
     director of the Company. The note was noninterest
     bearing until June 1992, after which interest
     accrued at eight percent.  The note, principal and
     accrued interest, was convertible into shares of
     common stock of the Company upon request of the
     note holder at a price of $0.42 per share.  The note
     was repaid during 1996.                                     -      60,000

     Convertible demand notes payable to an employee of the
     Company.  The notes were noninterest bearing until
     July and August 1992, after which interest accrued at
     eight percent.  The notes, principal and accrued
     interest, were convertible into shares of common stock
     of the Company upon request of the note holder at a
     price of $0.42 per share.  The notes were repaid during
     1996.                                                       -      50,000

     Convertible notes payable to an employee of the Company.
     The one year notes were interest bearing at ten percent
     per annum and were due July and August 1995.  The notes,
     principal and accrued interest, were convertible, upon
     request of the note holder, on or before maturity, into
     61,521 shares of common stock plus an equal number of
     warrants to purchase additional shares of common stock
     at $0.894 per share.  The warrants expire November
     1998. The notes were repaid during 1996.                    -      50,000

     Convertible notes payable to an officer and director
     of the Company.  The one year notes were interest
     bearing at ten percent per annum and were due October
     and November 1995.  The notes, principal and accrued
     interest, were convertible, upon request of the note
     holder, on or before maturity, into 88,000 shares of
     common stock plus an equal number of warrants to
     purchase additional shares of common stock at $0.25
     per share.  The warrants expire November 1998.  One
     note, principal and interest, was converted into
     47,333 shares of common stock at $0.25 per share plus
     warrants (pursuant to the note payable agreement)
     during 1996.  The other note was repaid during
     1996.                                                    $  -     $ 20,000

     Convertible note payable to an officer and director
     of the Company, interest accruing at twelve percent
     per annum, principal and interest due December 1995.
     The note, principal and accrued interest, was
     converted upon request of the note holder into 89,127
     shares of common stock at $0.25 per share (pursuant
     to the note payable agreement) during 1996.                 -       20,000
                                                              -------  --------
                                                              $25,000  $281,500
                                                              =======  ========

3.   Capital Lease Obligations
     -------------------------

The Company leases various equipment which is accounted for as capital leases. A schedule of future minimum lease payments together with the net present value of the minimum lease payments as of December 31, 1996 is as follows:

       Minimum lease payments for the year ending
        December 31, 1997                              $19,696
       Less--Amount representing interest -
        approximately 10%                               (1,028)
                                                       -------
        Present value of minimum lease payments        $18,668
                                                       =======


4.   Commitments and Contingencies
     -----------------------------

     a.  Operating Lease
         ---------------

     In October 1996, the Company executed a three year real estate lease of 8,277 square feet of office, laboratory and manufacturing space at its facility in Tustin, California. The lease commenced December 1, 1996 and ends November 30, 1999. The minimum lease payments are as follows:

                         Year
                         ----
                         1997       $ 94,358
                         1998         94,359
                         1999         86,495
                                    --------
                                    $275,212
                                    ========

     Rent expense was approximately $106,000, $92,000 and $68,000 for the years ended December 31, 1996, 1995 and 1994, respectively

     b.   Employment Agreements
          ---------------------

     In January 1996, the Company entered into a one year employment agreement with Harry Berk, Vice President. The agreement specifies an annual base salary of $80,000. Among other provisions, Mr. Berk received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.97 per share exercisable until December 1999. The options vest over a one year period. In January 1997, the Company entered into a subsequent one year employment agreement with Mr. Berk with the same base salary of $80,000 and options to purchase an additional 100,000 shares of the Company's common stock at the exercise price of $0.44 per share exercisable until December 2000. The options vest over a one year period. The agreement contains a severance provision which provides for a severance payment equal to three months salary.

     In 1994, the Company entered into a two year employment agreement with Dr. That T. Ngo, President and Chief Executive Officer. Among other provisions, the agreement specified an annual base salary of $100,000 and provided 650,000 options at $1.375 per share vesting over a two year period and expires June 1999. In October 1996, the Company entered into a subsequent two year employment with Dr. Ngo. The agreement specifies an annual base salary of $222,000. Among other provisions, Dr. Ngo received options to purchase up to 1,500,000 shares of the Company's common stock at the exercise price of $0.657 per share exercisable until September 2001. The options vest over a two year period. The agreement contains a severance provision which provides a severance payment equal to six months salary.

     In October 1996, the Company entered into a two year employment agreement with Dr. Ronald J. Moore, Vice President of Operations. The agreement specifies an annual base salary of $80,000. Among other provisions, Dr. Moore received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.563 per share exercisable until September 2001. The options vest over a two year period. The agreement contains a severance provision which provides a severance payment equal to two months salary.

     The stock options granted in the above employment agreements did not result in compensation expense as the exercise price of the stock options was equal to or greater than the quoted market price of the Company's stock on the date of grant.

     c.  Accrued Payroll and related expenses
         ------------------------------------

     Accrued payroll and related expenses consists primarily of amounts incurred during the years ended December 31, 1995, 1994 and 1993 by officers and other employees and former employees (collectively referred to as "employees"). The Company has made payment arrangements with most of these employees by agreeing to pay each employee their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $500 per month per employee. In addition, if an employee currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased. All amounts must be paid no later than February 28, 2001.

     d.  Legal Proceedings
         -----------------

     In February 1996, the Company instituted litigation against two former employees for misappropriation of trade secrets and breach of contract. Both employees asserted counterclaims against the Company for alleged breach of contract and are claiming compensatory and punitive damages.

     In March 1997, the Company settled with one of the employees by paying the former employee $50,000. The $50,000 is included in accrued payroll and related expenses in the accompanying balance sheets at December 31, 1996.

     Litigation with respect to the other employee is still pending. The Company is vigorously prosecuting its claim and defending the cross-complaint. Management does not believe that the settlement will be material to the financial statements.

5.   Income Taxes
     ------------

The Company has experienced net losses since inception. As such, no provision for income tax has been made for the three years ended December 31, 1996. At December 31, 1996, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $7,950,159 and $3,993,586 which expire in the years 2003 through 2011 and 1997 through 2001, respectively. The net operating loss carryforward is also available for financial reporting purposes. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 1996, the effect of such limitations if imposed, has not been determined.

6.   Licensing Agreements
     --------------------

Effective January 1989 and revised in May and October 1989, the Company entered into a licensing agreement with AMDL Canada to market and sell the Company's proposed cancer diagnostic test kit product in Canada, directly or through agents, distributors, etc. The Company has the right to receive $1.00 for each of the first 500,000 test kits sold for a maximum of $500,000 in licensing fees. The Company received approximately $120,000 as an initial, nonrefundable licensing fee in 1989.

ICD is responsible for marketing DR-70 worldwide with the exception of the United States and Canada (the Company and AMDL Canada retains the marketing rights for the United States and Canada, respectively). ICD has signed nine exclusive agreements as of December 31, 1996 for the distribution of DR-70 to the following countries: Indonesia, Brazil, China, Philippines, Poland, Argentina and Chile, Mexico, Taiwan and Malaysia.

7.   Related-Party Transactions
     --------------------------

In 1995, the Company received $324,115 from Briana Bio-Tech., Inc. (parent of AMDL Canada) as partial payment for the $1,000,000 marketing rights fee (with respect to the ICD joint venture, see Note 1). In 1996, advances of $43,138 were made on behalf of the Company by Briana Bio-Tech Inc. in connection with pursuing regulatory approval and subsequent longitudinal studies. This amount was applied against the $1,000,000 marketing rights fee. These amounts are included in other income in the accompanying statements of operations.

On January 13, 1997, the Company provided AMDL Canada with written notice of default in payment of a marketing fee affecting percentage ownership interest in ICD. In accordance with terms of the joint venture agreement, AMDL Canada's percentage ownership interest in ICD has been reduced from 35 percent to 12.85 percent. The Company's percentage ownership interest in ICD has subsequently been increased from 65 percent to 87.15 percent. This change had no material effect on the financial statements for the Company for the year ended December 31, 1996.

Axel J. Kutscher became a Director of the Company in January 1997. Mr. Kutscher is a sales manager and Vice President of Euro-American GMBH (Euro-America), a German investment banking firm investing in start-up biomedical companies. During the year ended December 31, 1996 and 1995, the Company received $4,572,500 and $1,625,000 from the sale of 10,625,000 and 4,250,000 shares, respectively, of common stock to Euro-America.

8.   Stock Based Compensation Plans
     ------------------------------

In 1992, the Company adopted the 1992 Stock Option Plan (the 1992 Plan). Under the 1992 Plan, incentive stock options and nonqualified options may be granted to officers and key employees of the company for the purchase of up to 2,622,500 shares of the Company's common stock. Additionally, specific option grants may also be made. Expiration dates for the grants may not exceed 10 years from the date of grant. In October 1994, the Company terminated the 1992 Plan. However, 380,000 options to purchase common stock were outstanding under the 1992 Plan and the Company elected not to cancel these options prior to their expiration dates.

In 1995, the Company adopted its Stock Bonus Plan (the 1995 Plan) pursuant to which the Company may select employees or consultants to receive a bonus of shares of the Company's common stock. The 1995 Plan is administered by the Board of Directors (the Administrators). The Administrators shall have the authority to select the persons to receive a bonus of shares of common stock, the number of shares of common stock to be issued, and the time in which the common stock is to be issued. The total number of shares authorized is 500,000. The Stock Bonus Plan will terminate in June 1997. As of December 31, 1996 no stock has been granted under the 1995 Plan.

Two other stock option plans, the 1994 Stock Option Plan and the 1988 Stock Option Plan, were terminated on March 7, 1997. No options were issued under either plan.

In addition to the 1992 and 1995 Plans discussed above, the Company issues stock options pursuant to various employment agreements (see Note 4) and other compensatory arrangements. The following is a status of the stock options outstanding at December 31, 1994, 1995 and 1996 and the changes during the years then ended:

                                1996                 1995                 1994
                         ------------------   ------------------   ------------------
                         Shares    Wtd Avg    Shares    Wtd Avg    Shares    Wtd Avg
                          (000)   Ex Price     (000)   Ex Price     (000)   Ex Price
                         ------   ---------   ------   --------    ------   --------
Outstanding, beg.
 of year                  3,910      $1.022    7,033      $0.801    4,853      $0.563
  Granted                 1,700       0.670        -           -    2,715       1.078
  Exercised                   -           -      (65)      0.050     (535)      0.050
  Expired/forfeited           -           -   (3,058)      0.533        -           -
                         ------      ------   ------      ------    -----      ------
Outstanding, end
 of year                  5,610      $0.915    3,910      $1.022    7,033      $0.801
                         ======      ======   ======      ======    =====      ======
Exercisable at
 end of year              4,850      $0.958    3,760      $1.008    6,583      $0.761
                         ======      ======   ======      ======    =====      ======
Wtd avg fair value
 of options granted                  $0.507
                                     ======

3,725,000 of the options outstanding at December 31, 1996 have exercise prices between $0.25 and $1.00, with a weighted average exercise price of $0.718 and a weighted average remaining contractual life of 3.7 years. 2,965,000 stock options are exercisable and have a weighted average exercise price of $0.737. The remaining 1,885,000 options have exercise prices between $1.01 and $1.50, with a weighted average exercise price of $1.305 and a weighed average remaining contractual life of 1.6 years. All of these options are exercisable.

The fair value of each option granted during 1996 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 96.7 percent, (iii) weighted-average risk-free interest rate of approximately
6.3 percent, and (iv) expected life of 5 years.

Had compensation cost for the Company's 1996 options and been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1996 would approximate the pro forma amounts below:

                           As Reported       Pro Forma
                           -----------      -----------

  Net loss                 $(1,622,380)     $(2,118,584)
                           ===========      ===========
  Net loss per
    common share           $     (0.06)     $     (0.07)
                           ===========      ===========

9.  Warrants
    --------

The following represents a summary of the warrants outstanding for the years ended December 31, 1996, 1995 and 1994:


                                  1996                   1995                  1994
                           ------------------    -------------------    ------------------
                           Shares    Wtd Avg      Shares     Wtd Avg    Shares    Wtd Avg
                           (000)     Ex Price     (000)     Ex Price    (000)     Ex Price
                           ------    --------    -------    --------    ------    --------
Outstanding, beg.
 of year                    5,282    $0.793         5,790    $0.818      4,473      $0.828
  Granted                   5,272     0.898         1,605     0.580      1,373       0.795
  Exercised                (1,145)    0.614        (1,053)    0.484        (56)      1.000
  Expired/forfeited        (7,183)    0.930        (1,060)    0.918          -           -
                           ------     -------      ------    ------      -----      ------
Outstanding, end
 of year                    2,226    $0.632         5,282    $0.793      5,790      $0.818
                           ======    ======       =======    ======      =====      ======

The warrants outstanding at December 31, 1996 have exercise prices between $0.250 and $1.375 with a weighted average exercise price of $0.704. All of the warrants are exercisable and have a weighted average remaining contractual life of 1.1 years.

The outstanding warrants at December 31, 1996 are held by consultants and other service providers, shareholders, and current and former note holders. Pursuant to SFAS No. 123, compensation expense of $115,330 has been recorded for warrants issued to non-employees beginning January 1, 1996.

10.  Common Stock Issued
     -------------------

During the year ended December 31, 1996, the Company received $4,050,000 cash proceeds from the sale of 10,000,000 shares of common stock, subject to certain restrictions, and warrants to purchase 5,000,000 additional shares of common stock between $0.62 and $0.70 per share. The Company received $697,500 for the exercise of 1,125,000 of these warrants. The expiration dates of these warrants were between March 31 and November 26, 1996.

11.  Common Stock Subscribed
     -----------------------

In 1995, the Company and AMDL Canada agreed that in consideration of AMDL Canada's cancellation of its royalty interest in sales to the United Kingdom for which it paid $300,000 (under a previous licensing agreement), the Company would issue 500,000 shares of the Company's common stock. AMDL Canada had agreed to reserve these shares for incentives to executive officers of the Company under the 1995 Stock Bonus Plan (see Note 8). For the year ended December 31, 1995, the Company recorded an expense of $300,000 for this transaction since the amount had previously been recognized as income in 1993 when the rights were originally sold. An offsetting entry of $300,000 was recorded to common stock subscribed as the shares had not been issued as of December 31, 1995.

During 1996, the Company and AMDL Canada agreed not to issue the 500,000 shares of the Company's common stock to AMDL Canada. As a result, the Company credited additional paid-in capital for $300,000 as of December 31, 1996.

