Form 10QSB
period 1997-03-31
AMDL INC
filed 1997-05-30
CIK 838879

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                           -------------    -------------


    Commission file number 33-23786-LA


                                  AMDL, INC.
                                  ---------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                           87-0188822
            --------                                           ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


    14272 Franklin Ave., Suite 106
    Tustin, California                                         92780-7017
    ------------------------------                             ----------
(Address of principal executive offices)                       (Zip Code)


        (714) 505-4460
        --------------
(Issuer's telephone number, including area code)

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

Applicable only to corporate issuers:

As of May 19, 1997, the Registrant had outstanding 33,629,903 shares of its common stock, par value $.001.

                                  AMDL, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
PART I     FINANCIAL INFORMATION...................................................   3

ITEM 1.    FINANCIAL STATEMENTS....................................................   3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL POSITION............................   3

                  Statement regarding financial information........................   3

                  Balance Sheets as of March 31, 1997 and December 31, 1996........   6

                  Statements of Operations for the three months ended March 31,
                  1997 and 1996 and for the period from inception (July 10, 1987)
                  to March 31, 1997................................................   7

                  Statements of Cash Flows for the three months ended March 31,
                  1997 and 1996 and for the period from inception (July 10, 1987)
                  to March 31, 1997................................................   8

                  Notes to the Financial Statements................................   9


PART II     OTHER INFORMATION......................................................  10

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements included herein have been prepared by AMDL, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

The Financial Statements are included after Item 2.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL POSITION

Preliminary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

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

Liquidity and Capital Resources

The Company has generated no revenues from sales of products and its only income has come from the sale of licenses, royalties and options to purchase marketing rights. Operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems, undertakes clinical trials and other actions necessary to obtain regulatory approvals and engages in marketing and sales activities. The Company also expects to incur substantial administrative and commercialization expenditures in the future, the availability of funding for such expenditures is presently unknown. From December 31, 1996, to March 31, 1997, the Company's cash, cash equivalents and short-term investments decreased to approximately $2,731,251. The Company is also hopeful of obtaining revenues from diagnostic product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes its present cash, cash equivalents and short-term investment balances to be sufficient for the next twelve months of operations, assuming the Company is able to extend forbearance of collection efforts on its outstanding indebtedness. However, certain scheduled activities will be curtailed unless additional working capital is obtained. ICD, L.L.C., ("ICD") AMDL's joint venture with Briana-Bio-Tech Inc., is responsible for marketing DR-70(TM) worldwide with the exception of the United States and Canada. The Company's efforts during the next twelve months will be dedicated principally to providing assistance to ICD in connection with international market development for DR-70(TM), international market development for the Company's other diagnostic products, development and commercialization of new products and obtaining the required regulatory approvals. There can be no assurance as to the success of these efforts. ICD has entered into nine exclusive distribution agreements for marketing of the test kits in the countries of Argentina-Chile, Brazil, China, Indonesia, Poland, Mexico, the Philippines, Taiwan and Malaysia respectively. During the first quarter of 1997, ICD terminated the distribution agreement for Brazil. In order to retain exclusivity, the distributors in these respective countries will be required to make minimum purchases of the Company's test kits from ICD once regulatory approval is obtained in each respective country. However, there is no firm commitment by any distributor to purchase any kits. Inasmuch as the kits constitute a new product, regulatory approvals have not been finalized, and the distributors, in some instances, are not experienced in the sale of this type of test, no assurance can be given of any revenues from these distribution arrangements. The Company intends for ICD to expand its marketing efforts to other countries. There can be no assurance as to the success of these efforts.

During the next six months, the Company anticipates incurring approximately $35,000 in expenditures for the purchase of additional equipment. Currently, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At March 31, 1997, the Company was indebted for $590,202 for accrued salaries payable to five persons who are officers and other employees and former employees. The Company has made payment arrangements with four persons who are current or former employees who are owed an aggregate of $461,333 at March 31, 1997. The Company has agreed to pay each of these persons their proportionate share of 5% of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased to $2,000. All amounts must be paid no later than February 28, 2001. The Company has had various communications with the other employee concerning possible alternative arrangements. There can be no assurance as to the success of these efforts.

Results of Operations

    Three Month Period Ended March 31, 1997 Compared to Three Month Period Ended
    ----------------------------------------------------------------------------
    March 31, 1996
    --------------

During the three month period ended March 31, 1997, the Company received no revenue from product sales. Total operating expenses for the three month period ended March 31, 1997, were $519,626 and interest income was $36,086 resulting in a net loss of $483,540. Expense categories reflecting increases over the equivalent period in the prior year included legal and professional fees and rent. The increase in legal and professional expenses was due primarily to the litigation instituted by the Company against Roger L. Lallone, Ph.D. and Dr. Edward L. Stephen in February 1996 and the preparation and negotiation of a settlement agreement with Robert R. Guerrero, Ph.D., a former Vice President and Director. The rent increased as a result of a revised facilities lease that commenced December 1996. During the three month period ended March 31, 1996, the Company incurred total operating expenses of $391,520 and other income was $43,551 for a net loss of $347,969. Accordingly, the Company's net loss for the three month period ended March 31, 1997, was $483,540, compared to a net loss of $347,969 for the three month period ended March 31, 1996. In the absence of significant sales, the Company anticipates a net loss for the quarter ending June 30, 1997, of approximately $500,000.

                                  AMDL, INC.
                         (A Development Stage Company)
                                Balance Sheets
                                  (Unaudited)


                                                                                     March 31,      Dec. 31,
                                                                                       1997           1996
                                                                                  ------------    ------------
                                             ASSETS
                                             ------
CURRENT ASSETS
 Cash and cash equivalents                                                        $    269,383    $  1,072,249
 Short-term investments                                                              2,461,868       2,432,411
 Inventory                                                                              17,339              --
                                                                                  ------------    ------------
     TOTAL CURRENT ASSETS                                                            2,748,590       3,504,660
                                                                                  ------------    ------------

OTHER ASSETS                                                                             7,863           7,863
                                                                                  ------------    ------------

     TOTAL ASSETS                                                                 $  2,756,453    $  3,512,523
                                                                                  ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
 Notes payable                                                                    $     25,000    $     25,000
 Accounts payable and accrued expenses                                                 118,124         192,736
 Accrued payroll and related expenses                                                  710,026         924,079
 Capital lease obligation                                                                9,803          18,668
                                                                                  ------------    ------------

     TOTAL CURRENT LIABILITIES                                                         862,953       1,160,483
                                                                                  ------------    ------------


STOCKHOLDERS' EQUITY:
 Preferred stock, 10,000,000 shares authorized, no shares issued
  or outstanding at March 31, 1997, and December 31, 1996                                   --              --
 Common stock, $0.001 par value 50,000,000 shares authorized,
  33,629,903 and 33,529,903 shares issued and outstanding at
  March 31, 1997, and December 31, 1996, respectively                                   33,630          33,530
 Additional paid-in capital                                                         11,890,699      11,865,799
 Deficit accumulated during the development stage                                  (10,030,829)     (9,547,289)
                                                                                  ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                                                      1,893,500       2,352,040
                                                                                  ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                      $  2,756,453    $  3,512,523
                                                                                  ============    ============


   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                                                         From Inception
                                         For the Three Months Ended     On July 10, 1987
                                                 March 31               through March 31
                                       -----------------------------    ----------------
                                            1997            1996             1997
REVENUES:                              $        --     $        --       $         --
                                       ------------    -------------    ----------------
OPERATING EXPENSES:
Research and development                   223,074         219,404          5,209,898
General and administrative                 296,552         172,116          6,035,321
                                       ------------    -------------    ----------------
                                           519,626         391,520         11,245,219
                                       ------------    -------------    ----------------
LOSS FROM OPERATIONS                       519,626         391,520         11,245,219
                                       ------------    -------------    ----------------
OTHER INCOME (EXPENSE):
  Interest expense                              --             413           (561,016)
  Interest income                           36,086              --            123,870
  Other                                         --          43,138          1,651,536
                                       ------------    -------------    ----------------
                                            36,086          43,551          1,214,390
                                       ------------    -------------    ----------------
NET LOSS                               $  (483,540)    $  (347,969)      $(10,030,829)
                                       ============    =============    ================
NET LOSS PER SHARE                     $     (0.01)    $     (0.02)
                                       ============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING     33,531,027      23,325,831
                                       ============    ============

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)


                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)
                                  -----------
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996,
     --------------------------------------------------------------------
        AND THE PERIOD FROM INCEPTION (JULY 10, 1987) TO MARCH 31, 1997
        ---------------------------------------------------------------



                                                                                                                   Inception
                                                                                  Three          Three           (July 10, 1987)
                                                                               Months Ended   Months Ended             To
                                                                                 March 31,       March 31,           March 31,
                                                                                   1997           1996                 1997
                                                                               ------------   -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                     $  (483,540)     $  (347,969)        $(10,030,829)


  Adjustments to reconcile net loss to net cash used in operating activities-

    Depreciation and amortization                                                     -                -                 497,288
    Amortization of deferred interest                                                 -                -                 312,000
    Common stock subscribed                                                           -                -                 300,000
    Stock issued for services                                                         -                -                 293,416
    Warrants issued for services                                                      -                -                 661,529
    Increase in due from related party                                                -             (21,315)                -
    Increase in other assets                                                          -                -                  (7,863)
    Increase in inventory                                                          (17,339)            -                 (17,339)
    Increase (decrease) in accounts payable and accrued expenses                   (74,612)           4,372              143,579
    Increase (decrease) in accrued payroll and related expenses                   (214,053)           1,316              710,026
                                                                               -----------      -----------         ------------
          Net cash used in operating activities                                   (789,544)        (363,596)          (7,138,193)
                                                                               -----------      -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Short-term investments, net                                                      (29,457)            -              (2,461,868)
  Purchases of equipment                                                              -                -                (225,930)
  Expenditures for patents                                                            -                -                (154,682)
                                                                               -----------      -----------         ------------
          Net cash used in investing activities                                    (29,457)            -              (2,842,480)
                                                                               -----------      -----------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings (repayments) under notes payable, net                                    -             (22,000)              59,115
  Repayments under capital lease obligation                                         (8,865)         (10,060)            (106,873)
  Proceeds from issuance of common stock                                            25,000          802,626           10,240,747
  Net effect of merger with CVI                                                       -                -                  57,067
                                                                               -----------      -----------         ------------
          Net cash provided by financing activities                                 16,135          770,566           10,250,056
                                                                               -----------      -----------         ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (802,866)         406,970              269,383
CASH AND CASH EQUIVALENTS, beginning of period                                   1,072,249          726,406                 -
                                                                               -----------      -----------         ------------
CASH AND CASH EQUIVALENTS, end of period                                       $   269,383      $ 1,133,376         $    269,383
                                                                               ===========      ===========         ============

   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                                March 31, 1997

NOTE 1 -   MANAGEMENT OPINION

           In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

NOTE 2 -   STOCK BASED COMPENSATION PLANS

           The following is a status of the stock options outstanding at March 31, 1997.

                                                                       Shares                        Weighted Average
                                                                        (000)                         Exercise Price
                                                                        ------                        --------------
              Outstanding, December 31, 1996                            5,610                              $0.915

                     Granted                                              100                               0.440
                     Exercised                                            -                                   -
                     Expired/Forfeited                                   (115)                              1.446
                                                                        ------                             ------
              Outstanding, March 31, 1997(unaudited)                    5,595                              $0.896
                                                                        ======                             ======

              Exercisable at March 31, 1997                             4,862                              $0.937
                                                                        ======                             ======

   The following is a status of the warrants outstanding at March 31, 1997.

                                                                       Shares                        Weighted Average
                                                                        (000)                         Exercise Price
                                                                        ------                        --------------
              Outstanding, December 31, 1996                            2,426                              $0.741

                     Granted                                              -                                   -
                     Exercised                                           (100)                              0.250
                     Expired/Forfeited                                   (266)                              0.344
                                                                        ------                             ------
              Outstanding, March 31, 1997(unaudited)                    2,060                              $0.816
                                                                        ======                             ======

   All of the warrants are exercisable at March 31, 1997.

NOTE 3 -   COMMON STOCK ISSUED

           During the quarter ended March 31, 1997, the Company received $25,000 cash proceeds from the exercise of 100,000 warrants.

NOTE 4 -   INVENTORIES

           Inventories are priced at the lower of cost (FIFO) or market.

NOTE 5 -   NET LOSS PER SHARE

           Net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive.

                          PART II - OTHER INFORMATION

Item 1     Legal Proceedings.
           ------------------

           Inapplicable.

Item 2     Changes in Securities.
           ----------------------

           Inapplicable.

Item 3     Defaults Upon Senior Securities.
           --------------------------------

           Inapplicable.

Item 4     Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           Inapplicable.

Item 5     Other Information.
           ------------------

           Inapplicable.

Item 6     Exhibits and Reports of Form 8-K.
           ---------------------------------

           (a)   Exhibits.
                 ---------

                 27 Financial Data Schedule

           (b)   Reports on Form 8-K.
                 --------------------

                 Inapplicable.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMDL, INC.

May 27, 1997
                                            By:  /s/ Harry R. Berk
                                                 -----------------
                                                 Chief Accounting Officer


May 27, 1997
                                            By:  /s/ That T. Ngo
                                                 ---------------
                                                 President