Form 10QSB
period 1997-06-30
AMDL INC
filed 1997-08-06
CIK 838879

                                                                       CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________


   COMMISSION FILE NUMBER 33-23786-LA


                                  AMDL, INC.
                                  ----------
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      87-0188822
------------------------------------------------         ----------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


  14272 FRANKLIN AVE., SUITE 106
        TUSTIN, CALIFORNIA                                92780-7017
------------------------------------------------          ----------
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

Yes  X    No
    ----    ----


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 1997, the Registrant had outstanding 33,729,903 shares of its common stock, par value $.001.

                                  AMDL, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS

                                                                                    Page No.
                                                                                  -----------
PART I  FINANCIAL INFORMATION.....................................................    3

ITEM 1. FINANCIAL STATEMENTS......................................................    3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL POSITION..............................    3

              Preliminary Note Regarding Forward Looking Financial Statements.....    3

              Balance Sheets as of June 30, 1997 and December 31, 1996............    6

              Statements of Operations for the three months and six months ended June 30, 1997 and 1996 and for the period from inception
              (July 10, 1987) to June 30, 1997....................................    7

              Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996 and for the period
              from inception (July 10, 1987) to June 30, 1997.....................    8

              Notes to the Financial Statements...................................    9

PART II OTHER INFORMATION.........................................................    10

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by AMDL, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

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

GENERAL

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases.
The Company has incurred losses since inception and expects to incur a significant operating loss during the fiscal year ending December 31, 1997. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and for commercialization of its products.

LIQUIDITY AND CAPITAL RESOURCES

The Company has received only minimal revenues from sales of products and the balance of its income has come from the sale of licenses, royalties and options to purchase marketing rights. Operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems, undertakes clinical trials and other actions necessary to obtain regulatory approvals and engages in marketing and sales activities. The Company also expects to incur substantial administrative and commercialization expenditures in the future, the availability of funding for such expenditures is presently unknown. From December 31, 1996 to June 30, 1997, the Company's cash, cash equivalents and short-term investments decreased to $2,332,978. The Company is also hopeful of obtaining significant revenues from diagnostic product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements principally through the additional sales of its securities.

However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes its present cash, cash equivalents and short-term investment balances to be sufficient for the next twelve months of operations, assuming the Company is able to extend forbearance of accrued payroll and related expenses. However, certain scheduled activities will be curtailed unless additional working capital is obtained. ICD, L.L.C., (ICD) AMDL's joint venture with Briana-Bio-Tech Inc., a Canadian company and significant shareholder, is responsible for marketing DR-70/TM/ worldwide with the exception of the United States and Canada. The Company's diagnostic test kit, DR-70/TM/, was designed to permit physicians to detect the early presence of the disease through an analysis of non-invasive blood serum samples, in advance of clinical symptoms, when early treatment should result in a higher probability of patient recovery. The DR-70/TM/ test kit would also be an effective resource for a physician to confirm the clinical symptoms of lung cancer.

The Company's efforts during the next twelve months will be dedicated principally to providing assistance to ICD in connection with international market development for DR-70/TM/, international market development for the Company's other diagnostic products, development and commercialization of new products and obtaining the required regulatory approvals. There can be no assurance as to the success of these efforts. ICD has entered into nine exclusive distribution agreements for marketing of the test kits in the countries of Argentina-Chile, Brazil, China, Indonesia, Poland, Mexico, the Philippines, Taiwan and Malaysia. During the first quarter of 1997, ICD terminated the distribution agreement for Brazil. Subsequent to the second quarter of 1997, ICD terminated the distribution agreement of Mexico. In order to retain exclusivity, the distributors in these respective countries will be required to make minimum purchases of the Company's test kits from ICD once regulatory approval is obtained in each respective country. However, there is no firm commitment by any distributor to purchase any kits. Inasmuch as the kits constitute a new product, regulatory approvals have not been finalized, and the distributors, in some instances, are not experienced in the sale of this type of test, no assurance can be given of any revenues from these distribution arrangements. The Company intends for ICD to expand its marketing efforts to other countries. There can be no assurance as to the success of these efforts.

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

At June 30, 1997, the Company was indebted for $584,203 for accrued salaries payable to five persons who are officers and other employees and former employees. The Company has made payment arrangements with four of these persons who are current or former employees who are owed an aggregate of $455,333 at June 30, 1997. The Company has agreed to pay each of these persons their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased to $2,000. All amounts must be paid no later than February 28, 2001. The Company has had various communications with the other employee concerning possible alternative arrangements. There can be no assurance as to the success of these efforts.

RESULTS OF OPERATIONS

Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

Revenues
--------

During the quarter ended June 30, 1997, the Company received minimal revenue from the sales of accessories. No previous sales had been recorded by the Company.

Research and Development and General and Administrative Expenses
----------------------------------------------------------------

Research and development expenses for the quarter ended June 30, 1997 were 2.6% lower than the previous quarter and 32.5% higher than the prior year quarter. On a year-to-date basis, research and development expenses were 28.8% higher compared with the first six months of the prior year. Expense categories reflecting increases over the equivalent period in the prior year include the research and development portion of payroll and rent.

General and administrative expenses for the quarter ended June 30, 1997 were 11.0% lower than the previous quarter and 7.2% higher than the prior year quarter. On a year-to-date basis, general and administrative expenses were 21.6% higher compared with the first six months of the prior year. Expense categories reflecting increases over the equivalent period in the prior year included legal, other professional fees and the general and administrative portion of payroll and rent. The increase in legal expenses was due primarily to the litigation instituted by the Company against Roger L. Lallone, Ph.D., a former consultant, and Dr. Edward L. Stephen, a former Vice President, in February 1996 and the preparation and negotiation of a settlement agreement with Robert R. Guerrero, Ph.D., a former Vice President and Director. The increase in other professional fees was due primarily to fees paid to directors and consultants. Payroll increases were due to increases for some existing personnel and an increase in staff. The rent increased as a result of a new facilities lease that commenced December 1996.

During the six month period ended June 30, 1997, the Company realized interest income of $68,609 compared to $25,136 of interest income and $43,138 of other income for the equivalent period in the prior year.

In the absence of significant sales, the Company anticipates a net loss for the quarter ending September 30, 1997 of approximately $500,000.

                                  AMDL, INC.
                         (A Development Stage Company)
                                Balance Sheets
                                  (Unaudited)

                                    ASSETS
                                    ------

                                                                         June 30,       Dec. 31,
                                                                           1997          1996
                                                                       ----------      ----------
CURRENT ASSETS
 Cash and cash equivalents                                             $  141,119      $1,072,249
 Short-term investments                                                 2,191,859       2,432,411
                                                                       ----------      ----------
     TOTAL CURRENT ASSETS                                               2,332,978       3,504,660
                                                                       ----------      ----------

OTHER ASSETS                                                                7,863           7,863
                                                                       ----------      ----------

     TOTAL ASSETS                                                      $2,340,841      $3,512,523
                                                                       ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Notes payable                                                         $    25,000    $    25,000
 Accounts payable and accrued expenses                                     133,450        192,736
 Accrued payroll and related expenses                                      706,401        924,079
 Capital lease obligation                                                      717         18,668
                                                                       -----------    -----------

     TOTAL CURRENT LIABILITIES                                             865,568      1,160,483
                                                                       -----------    -----------


STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, no shares issued
    or outstanding at June 30, 1997 and December 31, 1996                      -              -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    33,729,903 and 33,529,903 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                       33,730         33,530
  Additional paid-in capital                                            11,907,599     11,865,799
  Deficit accumulated during the development stage                     (10,466,056)    (9,547,289)
                                                                       -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                          1,475,273      2,352,040
                                                                       -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                           $ 2,340,841    $ 3,512,523
                                                                       ===========    ===========



   The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)


                                                                                                  From Inception
                                 For the Three Months Ended      For the  Six Months Ended      on July 10, 1987
                                          June 30,                       June 30,               through June 30,
                                 -----------   -----------       -----------    ----------      ----------------
                                     1997           1996            1997           1996              1997
NET SALES                        $    31,036             -       $    31,036    $        -      $      31,036

COSTS OF SALES                        17,339             -            17,339             -             17,339
                                 -----------    ----------        ----------     ----------     -------------
   Gross Profit                       13,697             -            13,697             -             13,697
                                 -----------    ----------        ----------     ----------     -------------
OPERATING EXPENSES
Research and
 development                         217,463       164,195           411,543        319,579         5,398,367
General and
 administrative                      263,984       246,292           589,530        485,063         6,328,299
                                 -----------    ----------        ----------     ----------     -------------
                                     481,447       410,487         1,001,073        804,642        11,726,666
                                 -----------    ----------        ----------     ----------     -------------
LOSS FROM
 OPERATIONS                          467,750       410,487           987,376        804,642        11,712,969
                                 -----------    ----------        ----------     ----------     -------------
OTHER INCOME
  (EXPENSE):
 Interest expense                         -             -                 -              -           (561,016)
 Interest income                      32,523        22,088            68,609         25,136           156,393
 Other                                    -             -                 -          43,138         1,651,536
                                 -----------    ----------        ----------     ----------     -------------
                                      32,523        22,088            68,609         68,274         1,246,913
                                 -----------    ----------        ----------     ----------     -------------
NET LOSS                         $  (435,227)     (388,399)         (918,767)      (736,368)    $ (10,466,056)
                                 ===========    ==========        ==========     ==========     =============
NET LOSS PER SHARE
                                       (0.01)        (0.01)            (0.03)         (0.03)
                                 ===========    ==========        ==========     ==========
WEIGHTED AVERAGE
 SHARES
 OUTSTANDING                      33,641,860    26,628,874        33,587,362     24,993,872
                                 ===========    ==========        ==========     ==========

  The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)





                                                                                                                       Inception
                                                                                             Six         Six        (July 10, 1987)
                                                                                        Months Ended Months Ended         to
                                                                                          June 30,     June 30,        June 30,
                                                                                            1997         1996           1997
                                                                                        -----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (918,767)  $  (736,368)   $(10,466,056)

Adjustments to reconcile net loss to net cash used in operating activities-
  Depreciation and amortization                                                                  -             -          497,288
  Amortization of deferred interest                                                              -             -          312,000
  Common stock subscribed                                                                        -             -          300,000
  Stock issued for services                                                                  17,000            -          310,416
  Warrants issued for services                                                                   -             -          661,529
  Decrease in due from related party                                                             -            508              -
  Increase in other assets                                                                       -             -           (7,863)
  Increase (decrease) in accounts payable and accrued  expenses                             (59,286)      (22,498)        158,905
                                                                                        ------------  ------------   ------------
  Increase (decrease) in accrued payroll and related expenses                              (217,678)       23,294         706,401
                                                                                        ------------  ------------   ------------
        Net cash used in operating activities                                            (1,178,731)     (735,064)     (7,527,380)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments, net                                                               240,552            -       (2,191,859)
  Purchases of equipment                                                                         -             -         (225,930)
  Expenditures for patents                                                                       -             -         (154,682)
                                                                                        ------------  ------------   ------------
        Net cash provided by (used in) investing activities                                 240,552            -       (2,572,471)
                                                                                        ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under notes payable, net                                               -        (47,500)         59,115
  Repayments under capital lease obligation                                                 (17,951)      (18,293)       (115,959)

  Proceeds from issuance of common stock                                                     25,000     2,132,501      10,240,747
  Net effect of merger with CVI                                                                  -             -           57,067
                                                                                        ------------  ------------   ------------
        Net cash provided by financing activities                                             7,049     2,066,708      10,240,970
                                                                                        ------------  ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (931,130)    1,331,644         141,119
CASH AND CASH EQUIVALENTS, beginning of period                                            1,072,249       726,406              -
                                                                                        ------------  ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                                $   141,119   $ 2,058,050    $    141,119
                                                                                        ============  ============   ============

The accompanying notes are an integral part of these financial statements

                                  AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                                 June 30, 1997


NOTE 1 - MANAGEMENT OPINION

        The financial statements included herein have been prepared by AMDL, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.


NOTE 2 -  STOCK BASED COMPENSATION PLANS

        The following is a status of the stock options outstanding at June 30, 1997:

                                                        Shares  Weighted Average
                                                         (000)   Exercise Price
                                                        ------  ---------------
                Outstanding, December 31, 1996          5,610      $0.915
                  Granted                                 100       0.440
                  Exercised                                 -           -
                  Expired/Forfeited                      (115)      1.446
                                                        -----      ------
                Outstanding, June 30, 1997 (unaudited)  5,595      $0.896
                                                        =====      ======
                Exercisable at June 30, 1997            4,990      $0.929
                                                        =====      ======

The following is a status of the warrants outstanding at June 30, 1997:

                                                        Shares  Weighted Average
                                                         (000)   Exercise Price
                                                        ------  ---------------
                Outstanding, December 31, 1996          2,426      $0.741
                  Granted                                  -           -
                  Exercised                              (100)      0.250
                  Expired/Forfeited                      (320)      0.248
                                                        -----      ------
                Outstanding, June 30, 1997 (unaudited)  2,006      $0.814
                                                        =====      ======

All of the warrants are exercisable at June 30, 1997.

NOTE 3 - COMMON STOCK ISSUED

         During the quarter ended March 31, 1997, the Company received $25,000 cash proceeds from the exercise of 100,000 warrants.


         During the quarter ended June 30, 1997, the Company issued 100,000 shares of common stock as part of compensation paid to a consulting firm. The Company recorded $17,000 of general and administrative expense representing the fair market value of the shares on the date of the consulting agreement.


NOTE 4 - REVENUE RECOGNITION

         Revenue is recognized upon shipment of products to customers.

NOTE 5 - NET LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive.


                          PART II - OTHER INFORMATION

Item 1 Legal Proceedings.
       -----------------
       Inapplicable.

Item 2 Changes in Securities.
       ----------------------
       Inapplicable.

Item 3 Defaults Upon Senior Securities.
       --------------------------------
       Inapplicable.

Item 4
       Submission of Matters to a Vote of Security Holders.
       ----------------------------------------------------
       Inapplicable.

Item 5 Other Information.
       ------------------
       On June 20, 1997, John Tkachuk resigned as a member of AMDL Inc.'s Board of Directors. The vacancy has not been filled by the Board of Directors.

Item 6 Exhibits and Reports on Form 8-K.
       ---------------------------------
       (a)  Exhibits.
            ---------
            Inapplicable.

       (b)  Reports of Form 8-K.
            --------------------
            Inapplicable.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMDL, INC.

August 4, 1997                  By: /s/ HARRY R. BERK
                                    ------------------------
                                    Chief Accounting Officer


August 4, 1997                  By: /s/ THAT T. NGO
                                    ------------------------
                                    President