Form 10QSB
period 1997-09-30
AMDL INC
filed 1997-11-07
CIK 838879

                                                                       CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________


  Commission file number 33-23786-LA


                                   AMDL, INC.
                                   ----------
       (Exact name of small business issuer as specified in its charter)


             Delaware                                       87-0188822
   ---------------------------------                    -------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)


     14272 Franklin Ave., Suite 106
          Tustin, California                                92780-7039
----------------------------------------                -------------------
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

Yes  X  No
    ---

Applicable only to corporate issuers:

As of October 31, 1997, the Registrant had outstanding 33,729,903 shares of its common stock, par value $.001.

                                   AMDL, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------

PART I        FINANCIAL INFORMATION.................................................   3

ITEM 1.       FINANCIAL STATEMENTS..................................................   3

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL POSITION..........................   3

                 Preliminary Note Regarding Forward Looking Financial Statements....   3

                 Balance Sheets as of September 30, 1997 and December 31, 1996......   6

                 Statements of Operations for the three months and nine months ended September 30, 1997 and 1996 and for the period from inception
                 (July 10, 1987) to September 30, 1997..............................   7

                 Statements of Cash Flows for the nine months
                 ended September 30, 1997 and 1996 and for the period
                 from inception (July 10, 1987) to September 30, 1997...............   8

                 Notes to the Financial Statements..................................   9

PART II       OTHER INFORMATION.....................................................  10

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

General

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases.
The Company has incurred losses since inception and expects to incur an operating loss during the fiscal year ending December 31, 1997 of approximately $1,900,000. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and for commercialization of its products, the source of which is unknown.

Liquidity and Capital Resources

The Company has received only minimal revenues from sales of products and historically its income has come from the sale of licenses, royalties and options to purchase marketing rights. No significant sales of products has ever been realized by the Company to date. Operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur significant continued losses in the near-term as it continues development of its test kit systems, undertakes clinical trials and other actions necessary to obtain regulatory approvals and engages in marketing and sales activities. The Company also expects to incur substantial administrative and commercialization expenditures in the future. The funding for such expenditures is limited by the Company's available cash, and there is no currently identified source of additional funds for these needs. From December 31, 1996 to September 30, 1997, the Company's cash, cash equivalents and short-term investments decreased by $1,592,267 to $1,912,393. The Company is hopeful of obtaining significant revenues from diagnostic product sales, but there is no commitment by any person for purchase of any of the Company's products. The Company's products have not been approved by the FDA for sale in the United States.

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

The Company believes its present cash, cash equivalents and short-term investment balances to be sufficient for the next twelve months of operations, assuming the Company is able to extend forbearance of accrued payroll and related expenses. However, certain scheduled activities will be curtailed unless additional working capital is obtained. ICD, L.L.C., (ICD) AMDL's joint venture with Briana-Bio-Tech Inc., a Canadian company and significant shareholder, is responsible for marketing DR-70 worldwide with the exception of the United States and Canada. The Company's diagnostic test kit, DR-70, was designed to permit physicians to detect the early presence of the disease through an analysis of non-invasive blood serum samples, in advance of clinical symptoms, when early treatment should result in a higher probability of patient recovery. The DR-70 test kit would also be an effective resource for a physician to confirm the clinical symptoms of lung cancer.

The Company's efforts during the next twelve months will be dedicated principally to providing assistance to ICD in connection with international market development for DR-70, international market development for the Company's other diagnostic products, development and commercialization of new products and obtaining the required regulatory approvals. There can be no assurance as to the success of these efforts. ICD has entered into nine exclusive distribution agreements for marketing of the test kits in the countries of Argentina-Chile, Brazil, China, Indonesia, Poland, Mexico, the Philippines, Taiwan and Malaysia. During the first quarter of 1997, ICD terminated the distribution agreement for Brazil. During the third quarter of 1997, ICD terminated the distribution agreement for Mexico. Subsequent to the third quarter of 1997, ICD terminated the distribution agreement for Argentina-Chile. In order to retain exclusivity, the distributors in these respective countries will be required to make minimum purchases of the Company's test kits from ICD once regulatory approval is obtained in each respective country. However, there is no firm commitment by any distributor to purchase any kits. Inasmuch as: (i) the kits constitute a new product, and (ii) since regulatory approvals have not been finalized, and
(iii) because the distributors, in some instances, are not experienced in the sale of this type of product, there can be no assurance that any revenues will be generated from these distribution arrangements. The Company has been advised by ICD that they intend to expand their marketing efforts to other countries. There can be no assurance as to the timing or success of these efforts.

During the next six months, the Company anticipates incurring approximately $35,000 in expenditures for the purchase of additional equipment. In the short term, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At September 30, 1997, the Company was indebted for $578,203 for accrued salaries payable to five persons who are officers and other employees and former employees. The Company has made payment arrangements with four of these persons who are current or former employees who are owed an aggregate of $449,333 at September 30, 1997. The Company has agreed to pay each of these persons their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased to $2,000. All amounts must be paid no later than February 28, 2001. The Company has had various communications with the other employee concerning possible alternative arrangements. There can be no assurance as to the success of these efforts.

Results of Operations

Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report. The net loss for the third quarter ended September 30, 1997 was $440,000 and the Company anticipates a net loss for the quarter ending December 31, 1997 of approximately $500,000.

Revenues
--------

During the quarter ended September 30, 1997, the Company received minimal revenue from the sales of cancer diagnostic kits. In addition, no significant sales are expected for the remainder of 1997.

Research and Development and General and Administrative Expenses
----------------------------------------------------------------

Research and development expenses for the quarter ended September 30, 1997 were 8.9% higher than the previous quarter and 11.6% higher than the prior year quarter. On a year-to-date basis, research and development expenses were 13.3% higher compared with the first nine months of the prior year. Expense categories reflecting increases over the equivalent period in the prior year include the research and development portion of payroll and rent. Payroll increases were due to increases for some existing personnel and an increase in staff. The rent increased as a result of a new facilities lease that commenced December 1996.

General and administrative expenses for the quarter ended September 30, 1997 were 10.6% lower than the previous quarter and 12.8% lower than the prior year quarter. The decreases in both comparisons were primarily due to reduced legal fees. On a year-to-date basis, general and administrative expenses were 18.5% higher compared with the first nine months of the prior year. Expense categories reflecting increases over the equivalent period in the prior year included office expenses and the general and administrative portion of payroll and rent. As discussed above, payroll increases were due to increases for some existing personnel and an increase in staff. The rent increased as a result of a new facilities lease that commenced December 1996.

During the nine month period ended September 30, 1997, the Company realized interest income of $95,721 compared to $29,998 of interest income for the equivalent period in the prior year because of increased short term investments realized from the sale of the Company's securities. Interest income will significantly decline as short term investments are used in operations.

                                   AMDL, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                                       Sept. 30,        Dec. 31,
                                                                          1997            1996
                                                                       ------------    -----------
CURRENT ASSETS
 Cash and cash equivalents                                             $    238,872    $ 1,072,249
 Short-term investments                                                   1,673,521      2,432,411
                                                                       ------------    -----------

     TOTAL CURRENT ASSETS                                                 1,912,393      3,504,660
                                                                       ------------    -----------

OTHER ASSETS                                                                  7,863          7,863
                                                                       ------------    -----------

     TOTAL ASSETS                                                      $  1,920,256    $ 3,512,523
                                                                       ============    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
CURRENT LIABILITIES
 Notes payable                                                         $     25,000    $    25,000
 Accounts payable and accrued expenses                                      150,458        192,736
 Accrued payroll and related expenses                                       709,525        924,079
 Capital lease obligation                                                        -          18,668
                                                                       ------------    -----------

     TOTAL CURRENT LIABILITIES                                              884,983      1,160,483
                                                                       ------------    -----------


STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized, no shares issued
    or outstanding at September 30, 1997 and December 31, 1996                   -              -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    33,729,903 and 33,529,903 shares issued and outstanding at
    September 30, 1997 and December 31, 1996, respectively                   33,730         33,530
  Additional paid-in capital                                             11,907,599     11,865,799
  Deficit accumulated during the development stage                      (10,906,056)    (9,547,289)
                                                                       ------------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                           1,035,273      2,352,040
                                                                       ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,920,256    $ 3,512,523
                                                                       ============    ===========

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                                 From
                                                                                                             Inception on
                                   For the Three Months Ended          For the Nine Months Ended             July 10, 1987
                                         September 30,                       September 30,                 through Sept. 30,
                                 -----------       -----------       -----------       -----------         -----------------
                                     1997              1996              1997              1996                  1997
NET SALES                        $    11,400       $        -        $    42,436       $                      $     42,436
COSTS OF SALES                         5,700                -             23,039                -                   23,039
                                 -----------       -----------       -----------       -----------            ------------
   Gross Profit                        5,700                -             19,397                -                   19,397
                                 -----------       -----------       -----------       -----------            ------------

OPERATING EXPENSES:
  Research and development           236,808           212,259           648,351           572,391               5,635,175
  General and administrative         236,003           270,631           825,533           696,548               6,564,302
                                 -----------       -----------       -----------       -----------            ------------
                                     472,811           482,890         1,473,884         1,268,939              12,199,477
                                 -----------       -----------       -----------       -----------            ------------
LOSS FROM OPERATIONS                 467,111           482,890         1,454,487         1,268,939              12,180,080
                                 -----------       -----------       -----------       -----------            ------------
OTHER INCOME (EXPENSE):
  Interest expense                        -                 -                 -                 -                 (561,016)
  Interest income                     27,111            23,455            95,720            29,998                 183,504
  Other                                   -                 -                 -             43,138               1,651,536
                                 -----------       -----------       -----------       -----------            ------------
                                      27,111            23,455            95,720            73,136               1,274,024
                                 -----------       -----------       -----------       -----------            ------------
NET LOSS                         $  (440,000)      $  (459,435)      $(1,358,767)      $(1,195,803)           $(10,906,056)
                                 ===========       ===========       ===========       ===========            ============

NET LOSS PER SHARE                    $(0.01)           $(0.02)           $(0.04)      $     (0.05)
                                 ===========       ===========       ===========       ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                      33,729,903        26,628,874        33,622,403        24,993,872
                                 ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                                    Inception
                                                                                       Nine           Nine       (July 10, 1987)
                                                                                   Months Ended   Months Ended         to
                                                                                     Sept. 30,      Sept. 30,       Sept. 30,
                                                                                       1997           1996            1997
                                                                                   ------------   -----------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                         $(1,358,767)   $(1,195,803)   $(10,906,056)

  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                           -              -          497,288
    Amortization of deferred interest                                                       -              -          312,000
    Common stock subscribed                                                                 -              -          300,000
    Stock issued for services                                                           17,000             -          310,416
    Warrants issued for services                                                            -              -          661,529
    Decrease in due from related party                                                      -          22,341              -
    Increase in other assets                                                                -              -           (7,863)
    Increase (decrease) in accounts payable and accrued expenses                       (42,278)       (91,448)        175,913
    Increase (decrease) in accrued payroll and related expenses                       (214,554)        26,908         709,525
                                                                                   -----------    -----------    ------------
          Net cash used in operating activities                                     (1,598,599)    (1,238,002)     (7,947,248)
                                                                                   -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Short-term investments, net                                                          758,890             -       (1,673,521)
  Purchases of equipment                                                                    -              -         (225,930)
  Expenditures for patents                                                                  -              -         (154,682)
                                                                                   -----------    -----------    ------------
          Net cash provided by (used in) investing activities                          758,890             -       (2,054,133)
                                                                                   -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings (repayments) under notes payable, net                                          -        (246,500)         59,115
  Repayments under capital lease obligation                                            (18,668)       (26,731)       (116,676)
  Proceeds from issuance of common stock                                                25,000      4,730,001      10,240,747
  Net effect of merger with CVI                                                             -              -           57,067
                                                                                   -----------    -----------    ------------
          Net cash provided by financing activities                                      6,332      4,456,770      10,240,253
                                                                                   -----------    -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (833,377)     3,218,768         238,872
CASH AND CASH EQUIVALENTS, beginning of period                                       1,072,249        726,406              -
                                                                                   -----------    -----------    ------------
CASH AND CASH EQUIVALENTS, end of period                                           $   238,872    $ 3,945,174    $    238,872
                                                                                   ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               September 30, 1997
                                  (Unaudited)

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

NOTE 2 -  STOCK BASED COMPENSATION PLANS

          The following is a status of the stock options outstanding at September 30, 1997:

                                                  Shares     Weighted Average
                                                  (000)       Exercise Price
                                                  ------     ----------------
          Outstanding, December 31, 1996          5,610           $0.915
             Granted                                150            0.410
             Exercised                               -                -
             Expired/Forfeited                     (115)           1.446
                                                  -----           ------
          Outstanding, Sept. 30, 1997             5,645           $0.891
                                                  =====           ======
          Exercisable at Sept. 30, 1997           5,124           $0.920
                                                  =====           ======

      The following is a status of the warrants outstanding at September 30, 1997:

                                                  Shares     Weighted Average
                                                  (000)      Exercise Price
                                                  ------     ----------------
          Outstanding, December 31, 1996          2,426           $0.741
             Granted                                 -                -
             Exercised                             (100)           0.250
             Expired/Forfeited                     (350)           0.475
                                                  -----           ------
          Outstanding, Sept. 30, 1997             1,976           $0.813
                                                  =====           ======

          All of the warrants are exercisable at September 30, 1997.

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

NOTE 6 -  NEW PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 (SFAS No. 128), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations, basic earnings per share (currently primary) and diluted earnings per share (currently fully diluted). The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. For the year ended December 31, 1996 and the nine months ended September 30, 1997, had the Company calculated loss per share using SFAS No. 128, the basic earnings per share and the diluted loss per share would be the same as the current method of recording loss per share. The Company will adopt SFAS on December 31, 1997.

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


                                             AMDL, INC.

November 5, 1997
                                             By: /s/  Harry Berk
                                                 ------------------------
                                                 Chief Accounting Officer


November 5, 1997
                                             By: /s/  That T. Ngo
                                                 ------------------------
                                                 President