Form 10KSB
period 1997-12-31
AMDL INC
filed 1998-06-19
CIK 838879

                                                                       CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____ to ____

                    Commission file number     33-23786-LA

                                   AMDL, Inc.
                  (Name of small business issuer in its charter)

              Delaware                             87-0188822
              --------                             ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

     14272 Franklin Ave., Suite 106
          Tustin, California                       92780-7039
         -------------------                       ----------
(Address of principal executive offices)           (Zip Code)

                   Issuer's telephone number: (714) 505-4460

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
Yes X   No
    --     --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State Issuer's revenues for its most recent fiscal year    $42,436

The aggregate market value of the approximately 33,504,567 shares of the Company's voting stock held by non-affiliates, computed at the bid price of such stock of $0.16 in the over-the-counter market, as quoted on the Electronic Bulletin Board on May 29, 1998, was $5,360,730. Such figures do not take into account the limited nature of the trading market for the Company's common stock or apply any discount to the current market price for volume. See Item 5.

As of May 29, 1998, the Registrant had outstanding 33,754,903 shares of its common stock, par value $0.001.

Documents Incorporated by Reference: None

                            Transitional Small Business Disclosure
                            Format (Check one):
                            Yes .... No ..X.

                               TABLE OF CONTENTS



Item Number and Caption                                                     Page

GLOSSARY OF MEDICAL AND SCIENTIFIC TERMS ..................................    2

    PART I ................................................................    7

1.  DESCRIPTION OF BUSINESS ...............................................    7

2.  DESCRIPTION OF PROPERTY ...............................................   11

3.  LEGAL PROCEEDINGS .....................................................   11

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   12

    PART II ...............................................................   13

5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............   13

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .............   15

7.  FINANCIAL STATEMENTS ..................................................   17

8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
    ON ACCOUNTING AND FINANCIAL DISCLOSURE ................................   17

    PART III ..............................................................   17

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....................   17

10. EXECUTIVE COMPENSATION ................................................   20

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    OWNERS AND MANAGEMENT .................................................   22

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................   23

13. EXHIBITS AND REPORTS ON FORM 8-K ......................................   26

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

Antibody:

An immunoglobulin molecule that has a specific amino acid sequence by virtue of which it interacts only with the antigen that induced its synthesis in cells of the lymphoid series (especially plasma cells), or with an antigen closely related to it.

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

DR-70(TM):

The name of the Company's lung cancer tumor-marker.

ELISA:

Enzyme-Linked Immuno Sorbent Assay.

Enzyme:

A protein molecule that catalyzes chemical reactions of other substances without itself being destroyed or altered upon completion of the reactions.

HCG:

Human chorionic gonadotropin. A marker for pregnancy. Also used as a marker for testicular tumors.

Helicobacter Pylori (H. Pylori):

A gram-negative, helical shaped bacterium that colonizes the mucus lining of the stomach and is associated with gastric and peptic ulcers.

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

Immunoglobulin:

Any of the structurally related glycoproteins that function as antibodies, protecting the body's defense system against foreign substances, divided into five classes (M,G,A,D,E).

Insulin:

A substance produced in the pancreas that controls the blood sugar level.

Lymphoid:

Resembling or pertaining to lymph or tissue of the lymphoid system.

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

OncoChek(TM):

The name of the Company's cancer tumor marker.

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

PSA:

Prostate specific antigen. A marker for prostrate cancer.

PyloriProbe(TM):

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

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

AMDL, Inc., the Registrant (hereinafter referred to as "AMDL" or the "Company") offers for sale various immunodiagnostic kits. Since the founding of the Company in 1989 until 1997, the Company was primarily engaged in the commercial development of, and obtaining various governmental regulatory approvals for the marketing of a proprietary diagnostic tumor-marker test kit to detect the presence of lung cancer. In 1997 and continuing into 1998, the Company broadened its scope and product line and offers a selection of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, infectious disease, pregnancy, serology, serum proteins, thyroid, urine chemistry and other immunoassays.

The Company is in the development stage and has not generated any significant revenues from product sales. The Company has accumulated a significant deficit since inception and expects to incur a significant loss during the 1998 fiscal year. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for commercialization of its products.

Products

AMDL's products include non-proprietary diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, infectious disease, pregnancy, serology, serum proteins, thyroid, urine chemistry and miscellaneous immunoassays. AMDL's proprietary tests include DR-70(TM) for lung cancer detection, OncoChek(TM) for breast cancer detection, and PyloriProbe(TM) for the detection of H. pylori.

DR-70(TM) is marketed as a lung cancer tumor-marker and the test involves a small amount of blood serum drawn from a patient. The test uses a common microtiter format familiar to most laboratories in the diagnostic industry. The technology is ELISA and uses a specific antibody which in combination with substrate produces a visible color in proportion to the amount of DR-70(TM) antigen in the patient. A study recently published in the Journal of Immunoassay shows DR-70(TM) able to detect 13 different types of cancer including lung, stomach, breast, colon, liver, uterus, pancreas and others. DR-70(TM) is only available from AMDL and this rapid, inexpensive test can be used for both the diagnosis and monitoring of cancer.

OncoChek(TM), another proprietary cancer tumor marker, is in pre-clinical trials. These studies were conducted at the University of California, Irvine Medical Center under the supervision of Dr. Lewis M. Slater. These studies were designed to investigate 1) the general ability of OncoChek(TM) to detect various types of cancers including colon, ovary, breast, larynx, lung and lymph and 2) test result interference by non-cancer diseases. A study published in the January/February 1998 edition of IVD Technology reports that OncoChek(TM), "when used together with established organ-specific markers, the overall clinical performance may be improved."

PyloriProbe(TM) detects H. pylori, a bacterium associated with chronic gastritis and ulcers which can possibly lead to stomach cancer if untreated. This is also an ELISA technology similar to DR-70(TM). Management believes PyloriProbe(TM) has several advantages over competitors' tests. The advantages include color coded ready-to-use reagents, superior reproducibility, durable breakaway wells, elimination of the calibration curve requirement and significantly lower cost.

Other Products

In addition to DR-70(TM), PyloriProbe(TM) and OncoChek(TM), AMDL offers a full line of non-proprietary cancer tumor markers which include: CEA for colon, PSA for prostate, AFP for liver and HCG for testicular cancer. Additional tests include test kits for: allergy, autoimmune, drug abuse, fertility, infectious disease, pregnancy, febrile infections, thyroid and other hormones and serology tests.

Marketing

AMDL's strategy is to provide OEM or private label test kits to under-served international markets through distributor relationships and to domestic markets through relationships with large diagnostic companies. AMDL will make use of the Internet, select journals and industry trade shows for its marketing activities. ICD, L.L.C., ("ICD") AMDL's joint venture with Briana Bio-Tech Inc. ("Briana"), is responsible for marketing DR-70(TM) worldwide with the exception of the United States and Canada. AMDL has retained the marketing rights for the United States and Briana has retained the marketing rights for Canada. Only minimal revenues have been received from diagnostic product sales to date and there can be no assurance of any future revenues.

In January 1998, Gary L. Dreher joined the Company as Vice President of Sales and Marketing. Mr. Dreher, with 27 years of biomedical and diagnostic marketing experience, is implementing a marketing strategy that includes identifying and contacting potential worldwide partners for distribution, technology licensing and OEM product arrangements as well as increasing corporate visibility through trade show representation and advertising.

Production

AMDL's facility in Tustin, California includes approximately 3,000 square feet of manufacturing area. The Company intends to produce only DR-70(TM), its lung cancer tumor-marker diagnostic kit, OncoChek(TM), its breast cancer tumor-marker diagnostic kit and PyloriProbe(TM), its H. pylori bacterium detection diagnostic kit at its Tustin facility. These products will be produced in both the ELISA and rapid test formats. AMDL intends to subcontract on a 'private label' basis, to established manufacturers, other products with packaging, quality control and labeling functions occurring at the Tustin facility. Some products will be `drop shipped' directly from the manufacturer to AMDL's customer.

AMDL is registered with the U.S. Food and Drug Administration as a manufacturer of in vitro diagnostic kits and has received the FDA's Good Manufacturing Practices ("GMP") manufacturing credential for its Tustin facility. The GMP credential is required by various countries seeking to import AMDL's products.

Regulation

The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the FDA as well as the regulations of state agencies and various foreign government agencies.

DR-70(TM)

The Company has not yet submitted an application to the FDA to sell DR-70(TM) in the United States. It is anticipated that DR-70(TM) will require a formal clearance route known as the Premarket Approval Application, or "PMA", in order to obtain a Biologic Product License to market such a product in the United States. A PMA for DR-70(TM) would describe the components and the manufacturing process of the test system, summarize clinical studies which establish consistent and acceptable specificity and sensitivity levels and provide other data which demonstrate the efficacy and stability of the product.

The Company has received approval to sell DR-70(TM) in Canada. A clinical trial protocol for lung cancer was approved in 1993 by the Cross Cancer Institute in Edmonton, Alberta, Canada under the auspices of the Alberta Cancer Board. The objective of the clinical trial at the Cross Cancer Institute was to evaluate the sensitivity and specificity of the AMDL DR-70(TM) lung cancer tumor-marker and to determine if the level of the tumor-marker correlates with the stage of lung cancer development and determine its usefulness for monitoring response to treatment and for predicting recurrence of cancer.

In this clinical trial, 237 patients with newly diagnosed lung cancer and 244 volunteers with no clinical evidence of disease were selected. The DR-70(TM) tumor-marker was measured in blood serum samples collected from both cancer patients and the volunteers. The control group was composed of smokers and non-smokers. The results showed sensitivity of the lung cancer test was 66% and specificity was 92%. The Company believes these results and data reported in continued studies at the Cross Cancer Institute demonstrate the value of the DR-70(TM) lung cancer tumor-marker as a diagnostic test for detecting lung cancer.

In June 1995, the Company received approval from the Cross Cancer Institute to apply for marketing clearance for its DR-70(TM) lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, the Company received marketing clearance from the Health Protection Branch. In September 1995, the U.S. Food and Drug Administration ("FDA") certified the Company for clearance to export the DR-70(TM) lung cancer tumor-marker diagnostic kit to Canada.

Additional clinical studies of DR-70(TM) were recently completed in Wuhan, China. The studies determined that the DR-70(TM) immunoassay kit detected a number of different cancers with a high degree of specificity and sensitivity. Thirteen different types of cancer, including cancers of the lung, stomach, breast, colon, liver, uterus and pancreas, were found in the screening process, indicating that DR-70(TM) has significant usefulness as a cancer-screening tool. The Company is in the process of applying for regulatory approval to market DR-70(TM) throughout China.

PyloriProbe(TM)

In July 1996, the Company filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe(TM) in the United States. In November 1996, the FDA requested a withdrawal of AMDL's 510(k) Premarket Notification Application for PyloriProbe(TM) until additional clinical data is secured. The Company resubmitted the Application to the FDA in April 1998 although there can be no assurance that the Company will receive the regulatory approval required to market PyloriProbe(TM) or that the FDA will review the product within a predictable period of time.

Other Products

The Company's other diagnostic products have not been approved by the FDA for sale in the United States.

Patents

The Company's success depends in part on its ability to obtain United States and foreign patent protection for its products, preserve its trade secrets, and operate without infringing upon the proprietary rights of third parties. The Company has four patent applications pending in the United States with respect to its methodology for detecting the presence of the ring shaped particle and DR-70(TM) tumor-markers as reliable indicators of the presence of cancer. Two of the Company's patents describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer have been granted and issued by the United States Patent and Trademark Office. Patents have also been issued directed to this technology in Taiwan, South Africa, Australia, India, New Zealand, Philippines, Russia, Israel, Korea and Japan. There can be no assurance that any additional patents will be issued to the Company or that, if issued, the breadth or degree of protection of these patents will be adequate to protect the Company's interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of the Company's test kits or require licensing and the payment of significant fees or royalties by the Company in order for it to be able to carry on its business. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company. If the outcome is adverse, it could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease its research and development activities or sales.

Competition

A large number of companies are in both direct and indirect competition with the Company, many of which are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than the Company. Therefore, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the diagnostic test industry. AMDL plans on increasing its chances of success through strategic alliances with one or more of these companies.

Many major medical device manufacturers including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others are manufacturers or marketers of diagnostic products. The Company is not aware of any efforts currently being devoted to development of products such as the Company's DR-70(TM); however, there can be no assurance that such efforts are not being undertaken without the Company's knowledge. In addition, such companies could develop products similar to the Company's proposed products which are superior to those of the Company and could also prove to be more successful than the Company in the marketing and manufacturing of their products.

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

Employees

The Company currently has 11 full-time employees. The Company from time to time supplements its permanent staff with temporary laboratory personnel. None of the employees of the Company is represented by a union or is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable. The Company has entered into certain agreements with its employees regarding their services. See Item 12 below. The Company also utilizes the services of consultants for research, testing and other services.

                        ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices, research laboratory and manufacturing facilities consisting of approximately 6,000 square feet are located at 14272 Franklin Avenue, Tustin, California. The Company leases such facilities from a non-affiliate at a rental rate of $9,400 per month, including property taxes, insurance and maintenance. The lease term is for three years and terminates November 30, 1999. The lessor has the unilateral right to terminate the lease at any time by giving the Company a minimum of nine months' notice. The Company has received no indication that the landlord intends to terminate the lease.

                           ITEM 3. LEGAL PROCEEDINGS

In February 1996, the Company instituted litigation in the U.S. District Court for the Central District of California against Roger L. Lallone, Ph.D. ("Lallone") and Dr. Edward L. Stephen ("Stephen") and their corporate affiliates for misappropriation of trade secrets, breach of contract, conversion and violation of the Lanham Act relating to Lallone's activities and in particular the production of a monoclonal antibody using DR-70(TM). The Company sought delivery of proprietary technology arising out of a Consulting Agreement and a subsequent Assignment Agreement with Lallone, as well as injunctive relief and a determination that the royalty provisions of the Assignment Agreement be deemed revoked. Stephen, a former employee of the Company, entered into a business relationship with Lallone to develop medical diagnostic products and the Company claims, among other things, that Stephen deceived the Company during his employment with the Company by utilizing and exploiting the Company's proprietary information for his own purposes.

Stephen filed a motion to compel arbitration and to stay the U.S. District Court proceedings against him and his related companies. That motion was denied and Stephen and his related companies filed an Answer denying the material allegations of the Company's complaint. In addition, Stephen asserted counterclaims against the Company for alleged breach of his employment contract and interference with prospective economic advantage, claiming damages in excess of $100,000, as well as punitive damages. In March 1997, the Company settled its action against Stephen and his related companies by obtaining a permanent injunction against Stephen from any use of the Company's technology, and requiring return of the Company's technology and proprietary information. The Company also settled Stephen's counterclaim by paying Stephen $50,000 in complete settlement of all salary, expense and other claims asserted by Stephen against the Company.

Lallone had filed an answer to the Company's complaint and a cross-complaint for breach of contract, fraud and trade secret misappropriation. Lallone sought compensatory and punitive damages from the Company. In July 1997, the Company settled its action against Lallone by obtaining a permanent injunction against Lallone from any use of the Company's technology, and requiring return of the Company's technology and proprietary information. The Company also settled Lallone's counterclaim by paying Lallone $1,500 in complete settlement of all claims asserted by Lallone against the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Registrant's fourth fiscal quarter ended December 31, 1997, no matters were submitted to a vote of security holders of the Registrant.

                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Company's common stock is traded in the over-the-counter market, and is quoted and is listed on the Electronic Bulletin Board under the symbol "AMDD". The market for the Company's common stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's common stock for each quarter during the fiscal years ended December 31, 1996 and 1997 and the 1998 first quarter ended March 31, 1998. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions:

Quarter Ended                        High            Low
------------------                  -----           -----
March 31, 1996                      $1.00           $0.63
June 30, 1996                        1.50            0.63
September 30, 1996                   1.50            0.59
December 31, 1996                    0.59            0.32
March 31, 1997                       0.49            0.28
June 30, 1997                        0.38            0.15
September 30, 1997                   0.29            0.15
December 31, 1997                    0.20            0.09
March 31, 1998                       0.18            0.08

SECURITIES TRANSACTIONS

The following table sets forth the Company's securities transactions made pursuant to exemptions from the Securities Act of 1933, as amended, under Regulation D or Section 4(2) during the past three (3) years. Except as noted, none of such sales involved any underwriters, nor the payment of any underwriting commissions or discounts.

            Number of Shares    Amount of Cash        Amount of
  Date      of Common Stock        Proceeds       Cancellation of Debt             Explanation
--------    -----------------   --------------    --------------------    --------------------------------
07/06/95          32,737            32,266                     -          Exercise of outstanding warrants
09/19/95          65,000             3,250                     -          Exercise of outstanding option
10/24/95         133,000           100,000                     -          Issuance to investor*
11/13/95          10,000             2,500                     -          Exercise of outstanding warrants
12/31/95          89,127                 -                22,282          Issuance to noteholder**
12/31/95          11,200                 -                 2,800          Issuance to noteholder
12/31/95          65,800                 -                16,450          Issuance to noteholder
12/31/95          44,800                 -                11,200          Issuance to noteholder**
12/31/95          44,800                 -                11,200          Issuance to noteholder**
12/31/95          44,182                 -                11,046          Issuance to noteholder**
12/31/95          43,867                 -                10,967          Issuance to noteholder
12/31/95          43,722                 -                10,931          Issuance to noteholder
12/31/95          44,800                 -                11,200          Issuance to noteholder**
12/31/95         110,948                 -                27,735          Issuance to noteholder**
03/15/96          10,500             2,625                     -          Exercise of outstanding warrants
04/22/96          19,500             4,875                     -          Exercise of outstanding warrants
05/20/96          89,127                 -                22,282          Issuance to noteholder**
06/11/96          16,778                 -                15,000          Issuance to creditor
07/09/96          13,384                 -                11,933          Issuance to creditor
09/30/96          47,333                 -                11,833          Issuance to control person
03/31/97          80,000            20,000                     -          Exercise of outstanding warrants
03/31/97          20,000             5,000                     -          Exercise of outstanding warrants
06/20/97         100,000                 -                     -          Compensation for services***
12/11/97          25,000                 -                     -          Settlement with former option holder

*5% commission paid in cash and 6,667 warrants exercisable at $1.00
**10% commission paid in cash and various warrants exercisable at $0.25 per share
*** Quoted market value at date of grant was $17,000.

Holders

There were approximately 3,350 holders of record of the common stock as of April 30, 1998, including shares held of record by brokerage houses and clearing corporations on behalf of their customers.

Dividends

The Company has not paid dividends with respect to its common stock and does not anticipate that it will pay dividends in the foreseeable future.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's annual audited financial statements, the notes thereto and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, and assumptions and information currently available to the Company. The Company's actual results may differ materially from the results indicated by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

General

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases. As of March 31, 1998 the Company has received only minimal revenues from sales of products and historically its income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception and expects to incur a significant operating loss during the fiscal year ending December 31, 1998. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for commercialization of its products. There can be no assurances that the Company will be able to obtain such funding when needed or at all, or if available, what the terms thereof will be.

Liquidity and Capital Resources

The Company has generated only minimal revenues from sales of products and historically its income has come from the sale of licenses, royalties and options to purchase marketing rights. Operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company expects to incur continued losses in the near-term as it continues development of its test kit systems, undertakes clinical trials and other actions necessary to obtain regulatory approvals and engages in marketing and sales activities. The amount of expenditures required in the future for administrative costs and commercialization expenditures for products far exceeds existing cash. The availability of sources of cash for such expenditures is presently unknown. From December 31, 1996 to December 31, 1997, the Company's cash, cash equivalents and short-term investments decreased to approximately $1,498,000 as a result of working capital requirements. The Company is also hopeful of obtaining revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes that its present cash and cash equivalents balances to be sufficient only for operations through the third quarter of 1998, assuming the Company is able to extend forbearance of collection efforts on its outstanding indebtedness. However, certain scheduled activities will be curtailed after the second quarter unless additional operating capital is obtained. The Company's efforts during the next 12 months will be dedicated to raising sufficient capital to finance continuing operations and to providing assistance to ICD in connection with international market development for DR-70(TM), international and domestic market development for the Company's other products, development and commercialization of new products and obtaining the required regulatory approvals. There can be no assurance as to the success of these efforts.

Currently, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At December 31, 1997, the Company was indebted for $583,647 for accrued salaries payable to five persons who are officers and other employees and former employees, four of whom agreed to payments equal to their proportionate share of 5 % of sales revenues, if any, of the Company, but not less than $500 per month per person. See Item 12. At December 31, 1997, the Company also had total notes payable outstanding of $25,000.

During the 12 months ended December 31, 1997, the Company received gross cash proceeds of $25,000 from the exercise of warrants. The warrants were issued as part of notes payable in 1992. During 1997, the Company also issued 100,000 shares of common stock as partial compensation for a services agreement and 25,000 shares of common stock as settlement with a holder of options.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. During
----------------------------------------------------------------------
the year ended December 31, 1997, the Company received only minimal revenues of $42,436 from product sales. The Company also received $121,932 interest income on short-term investments. Total operating expenses for the year ended December 31, 1997 were $1,888,743 compared to total operating expenses for the year ended December 31, 1996 of $1,750,652. Expense categories reflecting increases over the prior year include payroll, laboratory and rent expense, none of which individually were extraordinary. Expense categories reflecting decreases over the prior year include consulting and miscellaneous. The decrease resulted from conscious cost cutting due to limited cash resources. In 1997, the Company's loss was $1,747,414, compared to a loss of $1,622,380 in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. During
----------------------------------------------------------------------
the year ended December 31, 1996, the Company received no revenues for product sales. The Company received a $43,138 partial payment of the ICD marketing rights fees from Briana. The Company also received $85,134 interest income on short-term investments. Total operating expenses for the year ended December 31, 1996 were $1,750,652 compared to total operating expenses for the year ended December 31, 1995 of $1,734,027. Operating expenses in 1995 included recognition of $300,000 to reflect the cancellation of a raw materials royalty agreement with Briana which occurred incident to the formation of ICD. Expense categories reflecting increases over the prior year include payroll and laboratory expense. Expense categories reflecting decreases over the prior period include interest expense, amortization and depreciation expense.

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

                See Financial Statements starting with page F-1.

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.
                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company.


                                                                                              Year First
Name                              Age   Positions With the Company                            Became Director
----                              ---   --------------------------                            ---------------
William M. Thompson III,           70   Chairman of the Board of Directors and                1989
 M.D.                                   Director
That T. Ngo, Ph.D.                 54   President, Chief Executive Officer and                1994
                                        Director
Harry Berk                         57   Vice President - Finance and Chief Financial             -
                                        Officer, Secretary and Treasurer
Douglas C. MacLellan               42   Director                                              1992
Gary L. Dreher                     51   Vice-President - Sales and Marketing                     -
Axel J. Kutcher                    46   Director                                              1997
Edward R. Arquilla, M.D.,          75   Director                                              1997
 Ph.D.

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

That T. Ngo, Ph.D., President, Chief Executive Officer and Director, brings to AMDL nearly 20 years experience in research and development, general management, manufacturing, marketing and sales. A leading international authority in commercial applications of immunology, enzymology and bioprocessing, he was previously Chairman and Chief Executive Officer of StressGen Biotechnologies Corp., Victoria, British Columbia. Before that he was founding President, Chief Executive Officer, and most recently, Chairman of Tustin, California based BioProbe International, Inc. until its sale in 1992 to UniSyn Fibertec of San Diego, California. A Fellow of the American Institute of Chemists, Dr. Ngo has published more than 130 scientific articles and has edited five books on immunodiagnostics, bioseparation and plant biotechnology. He has served on the editorial boards of five international journals. After earning a Ph.D. in biochemistry from the University of Saskatchewan, Canada, he completed a postdoctoral. fellowship at the University of Ottawa, Albert Einstein College of Medicine and Clinical Research Institute in Montreal.

Harry Berk became Chief Financial Officer of the Company in September 1992. From 1990 to 1992, Mr. Berk was Chief Financial Officer for HQ Office Supplies Warehouse, a public corporation operating multiple branch retail stores. From 1984 to 1990, Mr. Berk was the Chief Financial Officer for Tam's Stationers, a privately-held corporation operating multiple branch retail stores. Mr. Berk received his B.S. degree in Accounting from California State University at Northridge. He also completed all graduate course requirements for a M.S. degree in Management from the same University.

Douglas C. MacLellan became a Director of the Company in September 1992. Mr. MacLellan is currently President and CEO of The MacLellan Group, Inc., a privately held financial advisory firm since May 1992. He is also a co-founder and member of the Board of Directors of Datalex Corporation, a Canadian based millennium software solution provider since May 1997. From November 1996 until February 1998, Mr. MacLellan was a member of the Board of Directors and Investment Committee of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and Director of PortaCom Wireless, Inc., a publicly held Canadian company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. From 1993 to

1995, Mr. MacLellan was a Principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan is also a former member of the Board of Directors and co-founder of the InterAmericas Communications Corporation, an international telecommunications company which operates a competitive access fiber and satellite network in Latin America and is a former co-founder and Director of Great Bear Technology, Inc., a Bulgaria and California based multi-media software development company. Mr. MacLellan is also a member of the Board of Directors of Albion Offset Group, privately held international trade advisory firm. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

Edward R. Arquilla, M.D. Ph.D. has been a Director of the Company since February 1997. His responsibilities include corporate and scientific planning, and liaison to the clinical and academic medical community. From 1959 until 1994, Dr. Arquilla was a full time faculty member of the Departments of Pathology at the University of Southern California, University of California at Los Angeles and University of California, Irvine, ("UCI") respectively. He served as Professor and Chair of Pathology at UCI and Chief of Pathology services at UCI Medical Center ("UCIMC") from 1968 until 1986. In this capacity he established the UCI Pathology referral services. He has had an active interest in the application of immunology to diagnostic tests for the past fifty years and was among the first to develop immunological tests for the measurement of proteins and hormones. Dr. Arquilla has been very active in the two major volunteer diabetes organizations; the American Diabetes Association and the Juvenile Diabetes Foundation International. In 1977 he was appointed to a three year term as a charter member of the National Diabetes Advisory Board by the Secretary of Health and Human Services. The Board was charged to review and evaluate the implementation of a long range plan to combat Diabetes Mellitus. He has also participated on several National Institutes of Health Study sections concerned with the extramural funding of Diabetes Research in general and the immunology of Diabetes in particular. Dr. Arquilla's academic and professional responsibilities, in addition to the Chair and Chief of Pathology Services at UCI, include a two year term as Chief of Staff at UCIMC from 1975 to 1977 and President of the Academic Senate of the College of Medicine at UCI from 1978 to 1980. He received his undergraduate B.S. degree at Northern Illinois University in 1947, and M.S. in Physiology from the University of Illinois in 1949, and M.D. from Western Reserve University in 1955, a Ph.D. in Anatomy from Western Reserve University in 1957, completed his residency in Pathology in 1959 and was Board Certified in Anatomic Pathology in 1963. He is licensed to practice Medicine in Ohio and California.

Axel J. Kutscher became a Director of the Company in February 1997. Mr. Kutscher was a founding partner of EURO-AMERICAN Beteiligungsverniitlungsgesellschaft GmbH, an investment banking firm investing in start-up biomedical companies and is also a sales manager and Vice President of the firm. Mr. Kutscher currently serves as the Chairman of the Board of Directors of GlukoMediTech, AG of Mainz, Germany, a medical device company emphasizing the development of in vivo glucose monitoring sensors, a Director of Sangui Biotech AG in Mainz, Germany, a company dealing with blood substitute research and development and a Director of Sangui Biotech, Inc. of Santa Ana, California, a start-up biotech company specializing in blood substitute products, esoteric immunodiagnostic products and environmental sensors. Mr. Kutscher was a sales manager of Euro-Pacific Securities Services GmbH of Dusseldorf, an account executive at Hetkamp und Partner GmbH in Gelshenkirchen, Germany and a salesman at

Deutsch-Amerikanische Marketing Corp. and International Stock Broker Corp. of Essen, Germany.

Gary L. Dreher joined AMDL in January 1998 as Vice President of Sales and Marketing. He brings 27 years of accomplishment in the biomedical and diagnostic industry with him. Mr. Dreher has had extensive training in sales, marketing and sales management from Fortune 500 companies earlier in his career. Mr. Dreher, until joining AMDL, was President of Medical Market International, Yorba Linda, Ca., a marketing and management services company he co-founded. Medical Market International was responsible for the rapid introduction and promotion of U.S.- made medical products in international markets, including Southeast Asia, South America, Mexico and other developing countries. Mr. Dreher was Vice President of Sales and Marketing for Apotex Scientific, Arlington, Texas, a division of Canada's largest pharmaceutical company. Mr. Dreher oversaw the global marketing of autoimmune and other diagnostic kits, as well as securing significant revenues from sales to large U.S. commercial reference laboratories. Previously, as Vice President of Sales for Ventrex Laboratories, Portland, Maine, Mr. Dreher was responsible for the sales and marketing of that company's diagnostic tests and its capital equipment, significantly increasing sales. Mr. Dreher will establish an overall sales and marketing plan and develop distribution worldwide. Mr. Dreher, a graduate of California State University, Long Beach, earned his B. S. degree in Microbiology and Lab Technology.

                        ITEM 10. EXECUTIVE COMPENSATION

Officers' Compensation

The following table sets forth all cash compensation paid by the Company to its only executive officer during the year ended December 31, 1997 whose compensation exceeded $100,000:

                                                             Annual Compensation
                                           ---------------------------------------------------------
Name and Position                           Year         Salary           Bonus            Other
----------------------------------------------------------------------------------------------------
That T. Ngo
  President and Chief Executive Officer     1997       $222,000            -0-             -0/(1)/
                                            1996       $185,000            -0-             -0/(1)/
                                            1995       $144,000            -0-             -0/(1)/

(1) Substantial salaries from prior years are accrued and represent a substantial portion of the Company's current liabilities. In 1997 the Company made payments on accrued unpaid salaries to Dr. Ngo of $6,000 in addition to the amount shown above. The current base salary of Dr. Ngo is $222,000 per annum.

Directors' Compensation

Certain members of the Board of Directors received cash compensation only for their services on special committees. Total cash compensation paid to all members of the Board of Directors during 1997 was $72,000.

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

In 1995, the Company adopted its Stock Bonus Plan pursuant to which the Company may select employees or consultants to receive a bonus of shares of the Company's common stock. This Plan was to be administered by the Board of Directors, or by a Committee selected by the Board (the "Administrators"). The Administrators had the authority to select the persons to receive a bonus of shares of Common Stock, the number of shares of Common Stock to be issued, and the time in which the Common Stock is to be issued. The total number of shares authorized was 500,000. The Administrators reserved 100,000 shares for issuance to That T. Ngo, the Company's President. The actual number of shares to be issued to Dr. Ngo, and the timing for this occurrence were to be determined by the Administrators. The Stock Bonus Plan terminated on June 30, 1997.

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

               ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Set forth in the following table is information regarding beneficial ownership of the Company's Common Stock as of April 30, 1998, by each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each officer and director, and by all officers and directors as a group. Except as otherwise indicated, all shares are held beneficially and of record, and each stockholder has sole voting, investment and dispositive power.

                                                        Number of
                       Name                            Shares Owned                        Percent
-----------------------------------------------------------------------------------------------------
Officers and Directors

Edward R. Arquilla, M.D., Ph.D.                          60,000                             0.2%

Harry Berk                                              236,250  (1)                        0.7%

Gary L. Dreher                                           31,250  (2)                        0.1%

Axel J. Kutscher                                         20,000  (3)                        0.1%

Douglas C. MacLellan                                     50,336                             0.1%

That T. Ngo, Ph.D.                                    2,090,000  (4)                        5.8%

William M. Thompson, III, M.D.                           90,000                             0.3%

All Officers and Directors as a Group (7 persons)     2,577,836  (1)-(4)                    7.1%

(1) Includes 6,250 shares of common stock granted pursuant to an employment agreement. Also includes options to purchase 100,000 shares of common stock at $0.97 per share exercisable until December 31, 1999 and options to purchase 100,000 shares of common stock at $0.44 per share exercisable until December 31, 2000.
(2) Includes options to purchase 31,250 shares of common stock at $0.13 per share exercisable until December 31, 2002.
(3) Mr. Kutscher does not own any shares of record of common stock, but may be deemed to be the beneficial owner of the shares of Euro-American GMBH. Mr. Kutscher is the Sales Manager and a Vice President of Euro-American GMBH.
(4) Includes options to purchase 650,000 shares of common stock at $1.375 per share and 150,000 shares of common stock at $1.25 exercisable until June 30, 1999. Also includes options to purchase 1,200,000 shares of common stock at $0.657 per share exercisable until September 30, 2001.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In January 1997, the Company entered into a one year employment agreement with Mr. Berk. The agreement specifies an annual base salary of $80,000. Mr. Berk also received options to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to the closing bid price on the date of approval of the agreement, $0.44 per share, until December 31, 2000. The options vest in installments of 25,000 each at the end of each of the following four calendar quarters. The agreement contains a severance provision. If he is terminated without cause, Mr. Berk shall be entitled to a severance payment equal to three months salary. The employment agreement also includes provisions for customary medical insurance, vacation, sick leave, nondisclosure and covenants not to compete. If the Company creates an executive bonus plan, Mr. Berk shall be entitled to participate in such a plan.

In October 1996, the Company entered into a two year employment agreement with Dr. Ronald J. Moore, Vice President of Operations. The agreement specifies an annual base salary of $80,000. Dr. Moore also received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $0.563 per share exercisable until September 2001. In May 1997, Dr. Moore's annual base salary was increased to $90,000. Dr. Moore tendered his resignation effective March 31, 1998.

In May 1997, the Company entered into a two year employment agreement with Donald C. Swanson, Director of Manufacturing. The agreement specifies an annual base salary of $70,000. Mr. Swanson also received options to purchase up to 50,000 shares of the Company's common stock at the exercise price of $0.35 per share exercisable until April 2002. The options will vest in installments of 6,250 each at the end of each three month period of the first two years of continuous employment. The agreement contains a severance provision. If Mr. Swanson is terminated without cause, he shall be entitled to a severance payment equal to two months salary.

In January 1998, the Company entered into a two year employment agreement with Gary L. Dreher, Vice President of Sales and Marketing. The agreement specifies an annual base salary of $100,000. The agreement also specifies the payment of a quarterly commission calculated on the net year to date sales receipts as of the end of each calendar quarter. The commission rates are four percent on year to date sales receipts up to $1,000,000, five percent on amounts between $1,000,001 and $2,000,000, and six percent on amounts in excess of $2,000,000. Mr. Dreher also received options to purchase up to 250,000 shares of the Company's common stock at the exercise price of $0.13 per share exercisable until December 2002. The options will vest in installments of 31,250 each at the end of each of the following eight calendar quarters. The agreement contains a severance provision. If Mr. Dreher is terminated without cause, he shall be entitled to a severance payment equal to two months salary.

The Company has been unable to meet a substantial portion of the salary obligations due to its employees, including officers and directors. At December 31, 1997, the Company was indebted for $583,647 for accrued salaries payable to five persons who are officers and other employees and former employees. The Company has made payment arrangements with four persons who are current or former employees who are owed an aggregate of $452,200 at December 31, 1997. The Company has agreed to pay each of these persons their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, if a person currently employed by the Company is terminated under certain circumstances, the minimum monthly payment would be increased. All amounts must be paid no later than February 28, 2001. In January 1997, the Company paid the accrued salary of an officer who had not agreed to a payment arrangement as part of a separation agreement. The Company has had various communications with the other employee concerning possible alternative arrangements. There can be no assurance as to the success of these efforts.

In January 1997, Robert R. Guerrero, Ph.D., Vice President of Research and Development and a director, resigned his positions with the Company. In February 1997, Axel J. Kutcher, a principal in Euro-American GMBH, and Edward R. Arquilla, M.D., Ph.D., were invited to become members of the Company's Board of Directors. Both individuals accepted the invitations and were approved by the other members. In February 1997, Donald E. Rounds, Ph.D., the Company's former Chief Scientist, resigned his position as a director. In June 1997, John G. Tkachuk, President of AMDL Canada, Inc. ("AMDL Canada"), a subsidiary of Briana, resigned his position as director. In February 1997, the Company began cash compensation payments to certain directors for special services to the Company. Payment arrangements to certain directors were made retroactive to November 1996. The payments range in amounts from $1,000 per month to $2,500 per month and will continue through December 1998.

In January 1989, the Company entered into a licensing agreement (the "Licensing Agreement") with AMDL Canada Inc. formed for the purpose of entering into the Licensing Agreement. Pursuant to the terms of the Licensing Agreement, the Company granted to AMDL Canada an exclusive license to market and sell the Company's proposed cancer detection product, DR-70(TM), in Canada directly or through agents, distributors or other representatives. Pursuant to the terms of the Licensing Agreement, as amended, AMDL Canada has paid the Company an aggregate of $120,000 and agreed to pay the Company an additional $500,000 in the form of a $1 surcharge on each of the first 500,000 test kits sold by or through AMDL Canada in Canada. Dr. Robert R. Guerrero, then an officer and director of the Company, was a director of Briana Resources, Ltd., an affiliate of Briana, from February 1989 to August 1990, although he abstained from voting with respect to the Licensing Agreement or the amendments thereto. In February 1995, the Company and Briana created a joint venture, ICD, LLC, as a limited liability company under Delaware law ("ICD"). ICD was formed to market and license the Company's technology throughout the world, exclusive of the United States and its territories and possessions and Canada. The Company and Briana are the two members of ICD. Three managers conduct the business of ICD. The Company and Briana each selected one manager. The manager selected by the Company is the Company's President, That T. Ngo. The manager selected by

Briana is John G. Tkachuk, the President of AMDL Canada Inc. The third manager will be selected by the two managers at a later date.

Initial capital contributions to ICD were made by the Company and Briana of $650 and $350, respectively. Additional contributions are to be made from the members by unanimous consent. Any amounts in addition to the initial capital contributions required by ICD are to be contributed in proportion to the members' respective percentage interest. Profits and losses of ICD were to be allocated in accordance with percentage interests, which are 65% to the Company and 35% to Briana. The Company and Briana agreed that their percentage interests in ICD would be changed to 50 % each if the Company failed to satisfy either of the two following tests as determined by the Cross Cancer Institute and could not reverse such determination within nine months thereof. The first requirement was that clinical trial testing done on DR-70(TM) at the Cross Cancer Institute result in a finding that DR-70(TM) has a sensitivity and specificity sufficient to qualify DR-70(TM) as a commercial grade tumor-marker test for lung cancer to be approved for use in the Canadian market by either the Cross Cancer Institute or the Health Protection Branch. The second requirement was that within six months after the Company's receipt of the second installment of the marketing rights fee from Briana (which occurred in April, 1995), the Company shall cause its technology to (i) have developed to the level where the Company can demonstrate the efficacy of such technology with lung and ovarian tumors and/or
(ii) be at a stage where the Company can demonstrate marketable level accuracy on the basis of well characterized sera test results to make a valid assessment. The Company believes that these requirements were met on a timely basis.

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

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
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

10.2(a)Second Amendment Between AMDL, Inc. and Biotech Marketing Group, Inc.,
       Dated February 4, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

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

10.9 Restated Employment Agreement Between 'Me Company And Louis R. Dilts, Dated August 22, 1991, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

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

10.14 Employment Agreement between the Company and Edward L. Stephen, D. V. M., dated January 15, 1993, previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1992, is incorporated herein by this reference.

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

10.20 Employment Agreement between the Company and That T. Ngo, dated June 1, 1994./(1)/

10.21 Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994./(1)/

10.22 Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995./(1)/

10.23  Operating Agreement of ICD, L.L.C./(1)/

10.24 Letter Agreement between the Company and Briana Bio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995./(1)/

10.25 Sub-Lease Agreement between UniSyn Technologies, Inc., and the Company, dated February 1995, regarding the premises located at 14272 Franklin Avenue, Tustin, California./(1)/

10.26 Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994./(1)/

10.27  The Company's Stock Bonus Plan./(2)/

10.28  Form of International Distribution Agreement of ICD, L.L.C./(2)/

10.29 Employment Agreement Between the Company and Harry Berk, Dated January 1, 1996./(2)/

10.30 Form of Accrued Salary Payment Agreement Between the Company and Various Employees and Former Employees Dated September 20, 1996./(3)/

10.31 Employment Agreement Between the Company and That T. Ngo, Dated October 1, 1996./(3)/

10.32 Employment Agreement Between the Company and Ronald J. Moore, Dated October 23, 1996./(3)/

10.33 Employment Agreement Between the Company and Harry Berk, Dated January 1, 1997./(3)/

10.34 Employment Agreement Between the Company and Donald C. Swanson, Dated May 5, 1997.

10.35 Employment Agreement Between the Company and Gary L. Dreher, Dated January 15, 1998.

22     Subsidiaries./(3)/

27     Financial Data Schedule

(1) Previously filed as an Exhibit to the Company Report on Form 1O-KSB for the year ended December 31, 1994, is incorporated herein by this reference.

(2) Previously filed as an Exhibit to the Company Report on Form 1O-KSB for the year ended December 31, 1995, is incorporated herein by this reference.

(3) Previously filed as an Exhibit to the Company Report on Form 10-KSB for the year ended December 31, 1996, is incorporated herein by this reference.

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 1997, the Registrant filed no reports on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                Page
                                                                ----

  Report of Independent Public Accountants                      F-1
  Balance Sheets                                                F-2
  Statements of Operations                                      F-3
  Statements of Stockholders' Equity (Deficit)                  F-4
  Statements of Cash Flows                                      F-8
  Notes to Financial Statements                                 F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Shareholders of AMDL, Inc.:

We have audited the accompanying balance sheets of AMDL, INC. (a Delaware corporation), a development stage company, as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the three years ended December 31, 1997, 1996 and 1995 and for the period of inception (July 10, 1987) to December 31, 1997, and the related statements of stockholders' equity from inception to date. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, 1996 and 1995 and for the period from inception (July 10, 1987) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. These factors and other factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       ARTHUR ANDERSEN LLP


Orange County, California
February 13, 1998

                                  AMDL, INC.
                                  ----------
                         (A development stage company)

                  BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                  -------------------------------------------


                                    ASSETS
                                    ------

                                                         1997          1996
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,498,540     $3,504,660

OTHER ASSETS                                               7,863          7,863
                                                     -----------    -----------
                                                     $ 1,506,403    $ 3,512,523
                                                     ===========    ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                      $    25,000    $    25,000
  Accounts payable and accrued expenses                  125,748        192,736
  Accrued payroll and related expenses                   674,669        924,079
  Capital lease obligation                                     -         18,668
  Customer deposit                                        32,235              -
                                                     -----------    -----------
        Total current liabilities                        857,652      1,160,483
                                                     -----------    -----------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares
    authorized, no shares issued or
    outstanding at December 31, 1997 and 1996                  -              -
  Common stock, $.001 par value-
    50,000,000 shares authorized, 33,754,903
    and 33,529,903 shares issued and outstanding
    at December 31, 1997 and 1996, respectively           33,755         33,530
  Additional paid-in capital                          11,909,699     11,865,799
  Deficit accumulated during the development stage   (11,294,703)    (9,547,289)
                                                    ------------    -----------
                                                         648,751      2,352,040
                                                    ------------    -----------
                                                    $  1,506,403    $ 3,512,523
                                                    ============    ===========

      The accompanying notes are an integral part of these balance sheets.

                                  AMDL, INC.
                                  ----------
                         (A development stage company)

                           STATEMENTS OF OPERATIONS
                           ------------------------
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995, AND THE PERIOD
     --------------------------------------------------------------------
              FROM INCEPTION (JULY 10, 1987) TO DECEMBER 31, 1997
              ---------------------------------------------------

                                                                            Inception
                                                                         (July 10, 1987)
                          Year Ended      Year Ended      Year Ended           To
                         December 31,    December 31,    December 31,     December 31,
                             1997            1996            1995             1997
                         -------------   -------------   -------------   ---------------

REVENUES                  $    42,436     $         -     $         -      $     42,436
COST OF SALES                  23,039               -               -            23,039
                          -----------     -----------     -----------      ------------
    Gross Profit               19,397               -               -            19,397
                          -----------     -----------     -----------      ------------
OPERATING EXPENSES:
  Research and
   development                906,814         863,875         574,845         5,893,638
  General and
   administrative             981,929         886,777       1,159,182         6,720,698
                          -----------     -----------     -----------      ------------
                            1,888,743       1,750,652       1,734,027        12,614,336
                          -----------     -----------     -----------      ------------
LOSS FROM
 OPERATIONS                (1,869,346)     (1,750,652)     (1,734,027)      (12,594,939)
                          -----------     -----------     -----------      ------------
OTHER INCOME
 (EXPENSE):
  Interest expense                  -               -         (47,558)         (561,016)
  Interest income             121,932          85,134               -           209,716
  Other                             -          43,138         324,115         1,651,536
                          -----------     -----------     -----------      ------------
                              121,932         128,272         276,557         1,300,236
                          -----------     -----------     -----------      ------------
    Net Loss              $(1,747,414)    $(1,622,380)    $(1,457,470)     $(11,294,703)
                          ===========     ===========     ===========      ============


BASIC AND DILUTED
 LOSS PER SHARE           $     (0.05)    $     (0.06)    $     (0.07)
                          ===========     ===========     ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING        33,660,588      29,134,105      20,041,548
                          ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                  AMDL, INC.
                                  ----------
                         (A development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 --------------------------------------------
              FROM INCEPTION (JULY 10, 1987) TO DECEMBER 31, 1997
              ---------------------------------------------------

                                                                      Common Stock
                                                   Common Stock        Subscribed             Additional
                                               -------------------    -----------              Paid-in
                                                 Shares     Amount       Shares      Amount    Capital
                                               ----------   -------   ------------   ------   ----------
BALANCE, Inception (July, 10, 1987)                     -   $     -              -   $    -     $      -
  Common stock issued                               1,275     1,275              -        -            -
  Net loss                                              -         -              -        -            -
                                               ----------   -------   ------------   ------     --------
BALANCE, December 31, 1988                          1,275     1,275              -        -            -
  Restatement due to merger                     8,865,307     7,591              -        -       48,201
  Common stock issued                           1,347,880     1,348              -        -       54,994
  Net loss                                              -         -              -        -            -
                                               ----------   -------   ------------   ------     --------
BALANCE, December 31, 1989                     10,214,462    10,214              -        -      103,195
  Common stock issued for cash at $0.114          451,000       451              -        -      217,676
  Common stock issued at $0.25 to three
   officers in lieu of salary                     300,000       300              -        -       74,700
  Common stock issued for services at $1.00        30,000        30              -        -       29,970
  Common stock issued for services at $0.50        14,000        14              -        -        6,986
  Common stock issued for cash at $0.25           230,000       230              -        -       57,270
  Common stock issued at $0.04 to a member
   of the board of directors                       90,000        90              -        -        3,510
  Common stock issued for cash at $0.04            15,000        15              -        -          585
  Common stock issued for services at $0.25       500,000       500              -        -      124,500
  Common stock issued for consulting
   services at $1.00                               50,000        50              -        -       49,950
  Net loss                                              -         -              -        -            -
                                               ----------   -------   ------------   ------     --------
BALANCE, December 31, 1990                     11,894,462    11,894              -        -      668,342
  Common stock issued for consulting
   services at $0.12                               50,000        50              -        -        5,950
  Common stock issued at $0.25 for payment
   of loan                                         10,000        10              -        -        2,490
  Net loss                                              -         -              -        -            -
                                               ----------   -------   ------------   ------     --------
BALANCE, December 31, 1991                     11,954,462    11,954              -        -      676,782

                                                  Deficit
                                                Accumulated
                                                during the
                                                Development
                                                  Stage             Total
                                              -------------      ----------
BALANCE, Inception (July, 10, 1987)           $         -        $        -
  Common stock issued                                   -             1,275
  Net loss                                        (37,323)          (37,323)
                                              -----------        -----------
BALANCE, December 31, 1988                        (37,323)          (36,048)
  RestatEment due to merger                             -            55,792
  Common stock issued                                   -            56,342
  Net loss                                       (241,479)         (241,479)
                                              -----------        -----------
BALANCE, December 31, 1989                       (278,802)         (165,393)
  Common stock issued for cash at $0.114                -           218,127
  Common stock issued at $0.25 to three
   officers in lieu of salary                           -            75,000
  Common stock issued for services at $1.00             -            30,000
  Common stock issued for services at $0.50             -             7,000
  Common stock issued for cash at $0.25                 -            57,500
  Common stock issued at $0.04 to a member
   of the board of directors                            -             3,600
  Common stock issued for cash at $0.04                 -               600
  Common stock issued for services at $0.25             -           125,000
  Common stock issued for consulting
   services at $1.00                                    -            50,000
  Net loss                                       (107,415)         (107,415)
                                              -----------       -----------
BALANCE, December 31, 1990                       (386,217)          294,019
  Common stock issued for consulting
   services at $0.12                                    -             6,000
  Common stock issued at $0.25 for payment
   of loan                                              -             2,500
  Net loss                                     (1,044,395)       (1,044,395)
                                              -----------       -----------
BALANCE, December 31, 1991                     (1,430,612)         (741,876)

  The accompanying notes are an integral part of these financial statements.

                                                                                                            Deficit
                                                                     Common Stock                         Accumulated
                                                  Common Stock        Subscribed             Additional    during the
                                              -------------------    -----------              Paid-in     Development
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

                                                                                                           Deficit
                                                                     Common Stock                       Accumulated
                                            Common Stock              Subscribed           Additional    during the
                                        -------------------    --------------------------   Paid-in     Development
                                          Shares     Amount       Shares         Amount     Capital        Stage         Total
                                        ----------   -------   -------------   ---------- ------------  ------------  -------------


  Common stock issued for cash at
   $0.25                                1,000,000   $ 1,000              -    $       -   $   249,000  $          -   $   250,000
  Exercise of warrants at $0.45           500,000       500              -            -       224,500             -       225,000
  Common stock issued for cash at
   $0.30                                1,000,000     1,000              -            -       299,000             -       300,000
  Exercise of warrants at $0.50           500,000       500              -            -       249,500             -       250,000
  Exercise of warrants at $0.986           32,737        33              -            -        32,233             -        32,266
  Exercise of options at $0.05             65,000        65              -            -         3,185             -         3,250
  Common stock issued for cash at
   $0.752                                 133,000       133              -            -        99,867             -       100,000
  Exercise of warrants at $0.25            10,000        10              -            -         2,490             -         2,500
  Common stock issued for cash at
   $0.40                                  750,000       750              -            -       299,250             -       300,000
  Common stock issued in exchange
   for convertible notes
    payable and accrued interest at
     $0.25                                543,246       543              -            -       135,268             -       135,811
  Common stock subscribed at $0.60
   (Note 9)                                     -         -        500,000      300,000             -             -       300,000
  Net loss                                      -         -              -            -             -    (1,457,470)   (1,457,470)
                                       ----------   -------   ------------    ----------- -----------    ----------    ----------

BALANCE, December 31, 1995             22,208,281    22,208        500,000      300,000     6,645,743    (7,924,909)     (956,958)
  Common stock issued for cash at
   $0.35                                4,500,000     4,500              -            -     1,570,500             -     1,575,000
  Common stock issued for cash at
   $0.40                                1,000,000     1,000              -            -       399,000             -       400,000
  Common stock issued for cash at
   $0.475                               4,000,000     4,000              -            -     1,896,000             -     1,900,000
  Exercise of warrants at $0.62         1,125,000     1,125              -            -       696,375             -       697,500
  Common stock issued for cash at
   $0.35                                  500,000       500              -            -       174,500             -       175,000
  Exercise of warrants at $0.25            10,500        11              -            -         2,614             -         2,625
  Exercise of warrants at $0.25            19,500        20              -            -         4,855             -         4,875
  Common stock issued to various
   creditors at $0.894                     30,162        30              -            -        26,903             -        26,933
  Common stock issued at $0.25 for
   converted notes payable
    and accrued interest                  136,460       136              -            -        33,979             -        34,115
  Warrants issued for services                  -         -              -            -       115,330             -       115,330
  Common stock subscribed at $0.60
   (Note 9)                                     -         -       (500,000)    (300,000)      300,000             -             -
  Net loss                                      -         -              -            -             -    (1,622,380)   (1,622,380)
                                       ----------   -------   ------------    ---------    -----------   ----------    ----------

BALANCE, December 31, 1996             33,529,903   $33,530              -            -     11,865,799   (9,547,289)    2,352,040


   The accompanying notes are an integral part of these financial statements.

                                                                                                          Deficit
                                                                       Common Stock                     Accumulated
                                                 Common Stock           Subscribed        Additional     during the
                                             --------------------   -------------------    Paid-in      Development
                                               Shares     Amount      Shares     Amount    Capital         Stage           Total
                                             ----------   -------   ----------   ------  -----------   -------------   ------------
  Exercise of warrants at $0.25                 100,000   $   100            -   $    -   $   24,900    $          -    $    25,000
  Common stock issued for services at
   $0.17                                        100,000       100            -        -       16,900               -         17,000
  Common stock issued as settlement with
   former option holder                          25,000        25            -        -        2,100               -          2,125
  Net loss                                            -         -            -        -           -       (1,747,414)    (1,747,414)
                                             ----------   -------   ----------   ------  -----------    ------------    -----------

BALANCE, December 31, 1997                   33,754,903   $33,755            -   $    -  $11,909,699    $(11,294,703)   $   648,751
                                             ==========   =======   ==========   ======  ===========    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                  AMDL, INC.
                                  ----------
                         (A development stage company)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
             ----------------------------------------------------
      AND THE PERIOD FROM INCEPTION (JULY 10, 1987) TO DECEMBER 31, 1997
      ------------------------------------------------------------------

                                                                                                                        Inception
                                                                                                                     (July 10, 1987)
                                                                       Year Ended       Year Ended      Year Ended          To
                                                                      December 31,     December 31,    December 31,    December 31,
                                                                          1997             1996            1995            1997
                                                                     ---------------   -------------   -------------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(1,747,414)    $(1,622,380)    $(1,457,470)   $(11,294,703)

  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                 -          10,000         267,265         497,288
    Amortization of deferred interest                                             -               -               -         312,000
    Common stock subscribed                                                       -               -         300,000         300,000
    Common stock issued for services                                         19,125               -               -         312,541
    Warrants issued for services                                                  -         115,330               -         661,529
    Increase in other assets                                                      -          (7,863)              -          (7,863)
    Increase (decrease) in accounts payable and accrued expenses            (66,988)        (31,084)        (28,052)        151,203
    Increase (decrease) in accrued payroll and related expenses            (249,410)        (31,531)         87,610         674,669
    Increase in customer deposit                                             32,235               -               -          32,235
    Decrease in due to related party                                              -         (43,646)         (7,860)              -
    Increase (decrease) in accrued interest                                       -         (97,808)         30,925               -
                                                                        -----------     -----------     -----------    ------------
          Net cash used in operating activities                          (2,012,452)     (1,708,982)       (807,582)     (8,361,101)
                                                                        -----------     -----------     -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                          -         (10,000)        (18,517)       (225,930)
  Expenditures for patents                                                        -               -               -        (154,682)
                                                                        -----------     -----------     -----------    ------------
          Net cash used in investing activities                                   -         (10,000)        (18,517)       (380,612)
                                                                        -----------     -----------     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under notes payable, net                                -        (222,385)        (44,500)         59,115
  Repayments under capital lease obligation                                 (18,668)        (35,379)        (32,404)       (116,676)
  Proceeds from issuance of common stock                                     25,000       4,755,000       1,598,827      10,240,747
  Net effect of merger with CVI                                                   -               -               -          57,067
                                                                        -----------     -----------     -----------    ------------
          Net cash provided by financing activities                           6,332       4,497,236       1,521,923      10,240,253
                                                                        -----------     -----------     -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,006,120)      2,778,254         695,824       1,498,540
CASH AND CASH EQUIVALENTS, beginning of period                            3,504,660         726,406          30,582               -
                                                                        -----------     -----------     -----------    ------------
CASH AND CASH EQUIVALENTS, end of period                                $ 1,498,540     $ 3,504,660     $   726,406    $  1,498,540
                                                                        ===========     ===========     ===========    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the year ended December 31, 1997, the Company issued 125,000 shares of common stock to non-employees for services. The fair value of the stock issued was $19,125.

  During the years ended December 31, 1996 and 1995, the Company issued 136,460 and 543,246 shares of common stock, respectively, to cancel notes payable and related accrued interest.

  During the year ended December 31, 1996, the Company issued 225,000 warrants to non-employees for services. The fair value of the warrants issued was $115,330.

  During the year ended December 31, 1996, the Company repaid $26,933 of accounts payable through the issuance of common stock.

   The accompanying notes are an integral part of these financial statements.

                                  AMDL, INC.
                                  ----------
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------



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

     In connection with the transaction, the Company received approximately $57,000 in cash.

     Since inception, the Company has primarily been engaged in the commercial development of, and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70) to detect the presence of lung cancer. In 1997, the Company broadened its scope and product line and has a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy. The Company is in the development stage and has not generated significant revenues from product sales.

     In February 1995, the Company and AMDL Canada Inc. (AMDL Canada), a Canadian corporation and a wholly-owned subsidiary of Briana Bio-Tech Inc. (a significant shareholder of the Company), executed a joint venture agreement forming, ICD, L.L.C. (ICD), to pursue world-wide marketing (excluding Canada and the United States) of DR-70. The operating agreement established the initial capital contribution for the Company at 65 percent and requires AMDL Canada to pay the Company a marketing rights fee of $1,000,000 (see Note 4 for additional discussion of the marketing rights fee). The operations of ICD during fiscal years 1997, 1996 and 1995 were insignificant and are therefore not consolidated in the accompanying financial statements.

     b.  Development Stage Company
         -------------------------

     The Company is in the development stage and has not generated significant revenues from operations and has no assurance of any future revenues. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

     The Company hopes to obtain revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

     These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     c.  Revenue Recognition
         -------------------

     Revenue is recognized upon shipment of products to customers.

     d.   Cash Equivalents
          ----------------

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     e.   Equipment
          ---------

     Prior to 1995, equipment was depreciated on a straight-line basis over five years, which was the estimated useful life of the related assets. In 1995,
     the Company elected to   depreciate the remaining book value
     (approximately $156,000) on its equipment. During the years ended December 31, 1997 and 1996, the Company purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

     f.  Patents
         -------

     The Company has expended funds for patents that are in various stages of the filing and approval process. Prior to 1995, patents were amortized on the straight-line basis over an estimated useful life of 10 years. In 1995, the Company elected to amortize the remaining book value on its patents. During 1997 and 1996, the Company expended approximately $40,000 each year on patents. The Company elected to expense these expenditures immediately.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

     The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented (see Note 6).

     i.   Basic and Diluted Loss Per Share
          --------------------------------

     The Company has adopted Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 changes the methodology of calculating earnings per share and renamed the two calculations, basic earnings per share (formally primary) and diluted earnings per share (formally fully diluted). The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, etc.) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The adoption of SFAS No. 128 has not materially impacted the Company's financial position or results of operations.

     Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are antidilutive and thus not included in the diluted loss per share calculation.

     j.   Income Taxes
          ------------

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".

     k.  Licensing Agreements
         --------------------

     The Company recognized as other income the sale of options to Briana Bio Tech Inc. and/or AMDL Canada to purchase the marketing rights of its proposed cancer detection products.

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

     m.  Reclassifications
         -----------------

     Certain reclassifications have been made to the 1996 financial statements in order to conform to classifications used in the current year.

2.   Income Taxes
     ------------

The Company has experienced net losses since inception. As such, no provision for income tax has been made for the three years ended December 31, 1997. At December 31, 1997, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $11,100,000 and $3,800,000 which expire in the years 2003 through 2012 and 1998 through 2002, respectively. The net operating loss carryforward is also available for financial reporting purposes. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 1997, the effect of such limitations if imposed, has not been determined.

3.   Licensing Agreements
     --------------------

Effective January 1989 and revised in May and October 1989, the Company entered into a licensing agreement with AMDL Canada to market and sell the Company's DR-70 in Canada, directly or through agents, distributors, etc. The Company has the right to receive $1.00 for each of the first 500,000 DR-70 test kits sold for a maximum of $500,000 in licensing fees. The Company received approximately $120,000 as an initial, nonrefundable licensing fee in 1989.

ICD is responsible for marketing DR-70 worldwide with the exception of the United States and Canada (the Company and AMDL Canada retains the marketing rights for the United States and Canada, respectively). As of December 31, 1997, ICD has six agreements for the distribution of DR-70 to the following countries: Indonesia, China, Philippines, Poland, Taiwan and Malaysia.

4.   Related-Party Transactions
     --------------------------

In 1995, the Company received $324,115 from Briana Bio-Tech Inc. (parent of AMDL Canada) as partial payment for the $1,000,000 marketing rights fee (with respect to the ICD joint venture, see Note 1). In 1996, the Company received an additional installment of $43,138 from Briana Bio-Tech Inc. These amounts were included in other income in the accompanying statements of operations.

On January 13, 1997, the Company provided AMDL Canada with written notice of default in payment of a marketing fee affecting percentage ownership interest in ICD. In accordance with terms of the joint venture agreement, AMDL Canada's percentage ownership interest in ICD has been reduced from 35 percent to 12.85 percent. The Company's percentage ownership interest in ICD has subsequently been increased from 65 percent to 87.15 percent. This change had no material effect on the financial statements for the Company for the years ended December 31, 1997.

Axel J. Kutscher became a Director of the Company in January 1997. Mr. Kutscher is a sales manager and Vice President of Euro-American GMBH (Euro-America), a German investment banking firm. During the year ended December 31, 1996 and 1995, the Company received $4,572,500 and $1,625,000 from the sale of 10,625,000 and 4,250,000 shares, respectively, of common stock to Euro-America. There were no sales of common stock to Euro-America during the year ended December 31, 1997.

5.   Commitments
     -----------

     a.   Operating Lease
          ---------------

     In October 1996, the Company executed a three year real estate lease of 6,547 square feet of office, laboratory and manufacturing space at its facility in Tustin, California. The lease commenced December 1, 1996 and ends November 30, 1999. The minimum lease payments are as follows:

                         Year
                         ----
                         1998                    $ 94,359
                         1999                      86,495
                                                 --------
                                                 $180,854
                                                 ========

     Rent expense was approximately $113,000, $106,000 and $92,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     b.   Employment Agreements
          ---------------------

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

     In May 1997, the Company entered into an employment agreement with Donald
     C. Swanson as Director of Manufacturing. The agreement specifies an annual base salary of $70,000. Among other provision, Mr. Swanson received options to purchase up to 50,000 shares of the Company's common stock at the exercise price of $0.35 per share exercisable until May 2000. The agreement contains a severance provision which provides a severance payment equal to two months salary if employment is terminated, as defined, before May 1998.

     The stock options granted in the above employment agreements did not result in compensation expense as the exercise price of the stock options was equal to the quoted market price of the Company's stock on the date of grant.

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

6.   Stock Based Compensation Plans
     ------------------------------

In 1992, the Company adopted the 1992 Stock Option Plan (the Plan). Under the Plan, incentive stock options and nonqualified options may be granted to officers and key employees of the company for the purchase of up to 2,622,500 shares of the Company's common stock. Additionally, specific option grants may also be made. Expiration dates for the grants may not exceed 10 years from the date of grant. In October 1994, the Company terminated the Plan. However, 380,000 options to purchase common stock were outstanding under the Plan and the Company elected not to cancel these options prior to their expiration dates.

From time to time, the Company issues stock options pursuant to various employment agreements (see Notes 5 and 10) and other compensatory arrangements. The following is a status of the stock options outstanding at December 31, 1997, 1996 and 1995 and the changes during the years then ended:

                                   - F-15 -


                                1997                 1996                 1995
                         ------------------   ------------------   ------------------
                         Shares    Wtd Avg    Shares    Wtd Avg    Shares    Wtd Avg
                          (000)    Ex Price    (000)    Ex Price    (000)    Ex Price
                         ------    --------   ------    --------   ------    --------
Outstanding, beg.
 of year                  5,610      $0.915    3,910      $1.022    7,033      $0.801
  Granted                   150       0.410    1,700       0.670        -           -
  Exercised                   -           -        -           -      (65)      0.050
  Expired/forfeited      (1,110)      1.230        -           -   (3,058)      0.533
                         ------      ------    -----      ------   ------      ------
Outstanding, end
 of year                  4,650      $0.824    5,610      $0.915    3,910      $1.022
                         ======      ======    =====      ======   ======      ======
Exercisable at
 end of year              4,263      $0.843    4,850      $0.958    3,760      $1.008
                         ======      ======    =====      ======   ======      ======
Wtd avg fair value
 of options granted                  $0.312               $0.507
                                     ======               ======


3,830,000 of the options outstanding at December 31, 1997 have exercise prices between $0.25 and $1.00, with a weighted average exercise price of $0.712 and a weighted average remaining contractual life of 2.7 years. 3,443,000 stock options are exercisable and have a weighted average exercise price of $0.723. The remaining 820,000 options have exercise prices between $1.01 and $1.50, with a weighted average exercise price of $1.349 and a weighted average remaining contractual life of 1.5 years. All of these options are exercisable.

The fair value of each option granted during 1997 and 1996 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 105.2 percent and 96.7 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 6.3 percent, and (iv) expected life of 5 years.

Had compensation cost for the Company's 1997 and 1996 options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1997 and 1996 would approximate the pro forma amounts below:

                                  1997                         1996
                              ------------                 ------------
                      As Reported     Pro Forma     As Reported     Pro Forma
                      ------------   ------------   ------------   ------------

  Net loss            $(1,747,414)   $(1,996,838)   $(1,622,380)   $(2,118,584)
                      ===========    ===========    ===========    ===========
  Basic and
    diluted loss
    per share         $     (0.05)   $     (0.06)   $     (0.06)   $     (0.07)
                      ===========    ===========    ===========    ===========

7.      Warrants
        --------

The following represents a summary of the warrants outstanding for the years ended December 31, 1997, 1996 and 1995:

                                1997                 1996                 1995
                         ------------------   ------------------   ------------------
                         Shares    Wtd Avg    Shares    Wtd Avg    Shares    Wtd Avg
                          (000)    Ex Price    (000)    Ex Price    (000)    Ex Price
                         ------    --------   ------    --------   ------    --------
Outstanding, beg.
 of year                  2,426      $0.741    5,282      $0.793    5,790      $0.818
  Granted                     -           -    5,272       0.898    1,605       0.580
  Exercised                (100)      0.250   (1,145)      0.614   (1,053)      0.484
  Expired/forfeited        (437)      0.442   (6,983)      0.921   (1,060)      0.918
                          -----      ------   ------      ------   ------      ------
Outstanding, end
 of year                  1,889      $0.836    2,426      $0.741    5,282      $0.793
                          =====      ======   ======      ======   ======      ======

The warrants outstanding at December 31, 1997 have exercise prices between $0.250 and $1.375. All of the warrants are exercisable and have a weighted average remaining contractual life of 1.1 years.

The outstanding warrants at December 31, 1997 are held by consultants and other service providers, shareholders, and current and former note holders.

8.   Common Stock Issued
     -------------------

During the year ended December 31, 1997, the Company received $25,000 for the exercise of 100,000 warrants. Additionally, the Company issued 125,000 shares of common stock for services totaling $19,125.

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

9.   Common Stock Subscribed
     -----------------------

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

10.  Subsequent Events
     -----------------

In January 1998, the Company entered into a two year employment agreement with Gary L. Dreher as Vice President of Marketing and Sales. The agreement specifies an annual base salary of $100,000 plus commissions, as defined, based on a percent of net sales receipts. Among other provisions, Mr. Dreher received options to purchase up to 250,000 shares of the Company's common stock at the exercise price of $0.13 per share (quoted market price of the Company's stock on the date of grant) exercisable until December 31, 2002 or 30 days after termination of employment, as defined. The options vest over a two year period. The agreement contains a severance provision which provides a severance payment equal to two months salary if terminated, as defined, before January 2000.

In January 1998, the Company issued 50,000 options to an independent contractor at an exercise price of $0.13 (quoted market price of the Company's stock on the date of grant). The options vest quarterly over two years and expire in January 2003.

In February 1998, the Company made a $7,500 investment in a newly formed entity. This newly formed entity is currently raising capital in order to fund its operations.

                                  SIGNATURES

    In accordance with the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  "Registrant"

                                  AMDL, INC.



Dated May 26, 1998                By: /s/ That T. Ngo
                                      ------------------------------------
                                      That T. Ngo, Chief Executive Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ That T. Ngo               Chief Executive Officer           May 26, 1998
------------------------        President and Director
That T. Ngo

  /s/ Harry Berk                Vice President Finance and        May 26, 1998
------------------------        Chief Financial Officer
Harry Berk



   Supplemental Information To Be Furnished With Reports Filed Pursuant to
Section 15(d) Of The Securities Exchange Act Of 1934, As Amended, By Non-Reporting Issuers.


  (c)  No annual report or proxy material has been sent to security holders.