Form 10QSB
period 1998-03-31
AMDL INC
filed 1998-07-14
CIK 838879

                                                                       CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
    X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -------  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------- ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______


          Commission file number 33-23786-LA


                                  AMDL, INC.
                                  ----------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                      87-0188822
           --------------                                   ----------
         (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization)               Identification No.)


             14272 Franklin Ave., Suite 106
             Tustin, California                            92780-7039
          ---------------------------------                ----------
          (Address of principal executive offices)         (Zip Code)


               (714) 505-4460
 ------------------------------------------
(Issuer's telephone number, including area code)

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

Applicable only to corporate issuers:

As of June 30, 1998, the Registrant had outstanding 33,754,903 shares of its common stock, par value $.001.

                                   AMDL, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------

PART I        FINANCIAL INFORMATION....................................   3

ITEM 1.       FINANCIAL STATEMENTS.....................................   3

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL POSITION.............   3

              Preliminary Note Regarding Forward Looking Financial
              Statements...............................................   3

              Balance Sheets as of March 31, 1998 and December 31, 1997   6

              Statements of Operations for the three months ended
              March 31, 1998 and 1997 and for the period from inception
              (July 10, 1987) to March 31, 1998........................   7

              Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997 and for the period
              from inception (July 10, 1987) to March 31, 1998.........   8

              Notes to the Financial Statements........................   9

PART II       OTHER INFORMATION........................................  10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by AMDL, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The financial statements are included after Item 2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL POSITION

In February 1998, the Board adopted a resolution authorizing the Company to make a $7,500 investment in a newly formed entity, Sino-American Medical, Inc. ("SAM"), a Delaware corporation. The resolution also authorized certain AMDL personnel and a related party to accept executive positions with SAM and utilize a small portion of their employment schedule at AMDL for SAM related activities in exchange for the favorably priced investment terms. SAM reimburses the Company for incidental expenses such as telephone and postage. Douglas C. MacLellan, a Director of the Company accepted the position of Chairman of the Board and Secretary of SAM. The other Company personnel include That. T. Ngo, Ph.D., the Company's President and Chief Executive Officer and Director, Harry Berk, Vice President, Chief Financial Officer, Secretary and
Treasurer and Thomas V. Tilton, Director of Corporate Development.   Dr. Ngo
accepted the position of Director, President and CEO of SAM. Harry Berk accepted the position of Treasurer and Thomas V. Tilton accepted the position of Vice President of SAM. SAM was created to participate in a joint venture in China leading to the privatization of a Chinese pharmaceutical firm. It was the AMDL Board's position that AMDL did not have the financial resources to pursue the SAM opportunity and that the nominal investment in SAM and permission to permit certain AMDL personnel to engage in limited SAM activities was in the best interests of AMDL and that the terms of the SAM transaction were fair and reasonable. AMDL made the $7,500 investment in SAM in April 1998.

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

General

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases.
For the three month period ended March 31, 1998, the Company received $42,603 from sales of products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception and expects to incur a significant operating loss for the fiscal year ending December 31, 1998. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for commercialization of its products. There can be no assurances that the Company will be able to obtain such funding when needed or at all, or if available, what the terms thereof will be.

Liquidity and Capital Resources

The Company has generated only minimal revenues from sales of products and historically its income has come from the sale of licenses, royalties and options to purchase marketing rights. Operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company requires significant funding for the continued development of its test kit systems, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash. The availability of sources of cash for such expenditures is presently unknown. From December 31, 1997 to March 31, 1998, the Company's cash, cash equivalents and short-term investments decreased to $980,523 as a result of working capital requirements. The Company is also hopeful of obtaining additional revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes that its present cash and cash equivalents balances to be sufficient only for operations through the third quarter of 1998, assuming the Company is able to extend forbearance of collection efforts on its outstanding indebtedness. However, certain scheduled activities will be curtailed after the second quarter unless additional operating capital is obtained. The Company is continuing its efforts to raise capital to finance continuing operations, provide assistance to ICD in connection with international market development for DR-70, accelerate international and domestic market development for the Company's other products, develop and commercialize new products and obtain the required regulatory approvals. There can be no assurance as to the success of these efforts, or, if successful, what the cost or terms thereof will be.

Currently, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At March 31, 1998, the Company was indebted for $577,527 for accrued salaries payable to five persons who are officers and other employees and former employees, four of whom agreed to payments equal to their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $500 per month per person.

Results of Operations

Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report. The net loss for the first quarter ended March 31, 1998 was approximately $586,000 and the Company anticipates a net loss for the quarter ending June 30, 1998 of approximately $500,000.

Revenues
--------

During the quarter ended March 31, 1998, the Company received $42,603 in revenue from the sales of cancer diagnostic kits and OEM products as compared to no sales for first quarter 1997. No significant sales are expected for the second quarter of 1998.

Research and Development and General and Administrative Expenses
----------------------------------------------------------------

Research and development expenses for the quarter ended March 31, 1998, were
37.9 percent higher than the prior year's first quarter. Expense categories reflecting increases include the research and development expenses associated with the additional clinical trial data required for the PyloriProbe application resubmission to the U. S. Food and Drug Administration. Other research and development expense categories reflecting increases include the research and development portion of payroll and consulting expenses. Research and development expense categories reflecting decreases include laboratory expenses and the research and development portion of rent, reflecting the Company's attempt to reduce these costs.

General and administrative expenses for the quarter ended March 31, 1998 were
2.1 percent higher than the prior year's first quarter. Expense categories reflecting increases over the equivalent period in the prior year include the general and administrative portion of payroll. Expense categories reflecting decreases include legal and other professional expenses, reflecting the Company's attempt to reduce costs of outside service providers.

During the three month period ended March 31, 1998, the Company realized interest income of $15,939 compared to $36,086 of interest income for the equivalent period in the prior year due to available funds for investments. Interest income will significantly decline as short term investments are used in operations.

                                   AMDL, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                          March 31,     Dec. 31,
                                             1998         1997
                                         (Unaudited)
                                        ------------  ------------
CURRENT ASSETS
     Cash and cash equivalents          $    980,523  $  1,498,540
     Accounts receivable                      19,436             -
                                        ------------  ------------

        Total current assets                 999,959     1,498,540

OTHER ASSETS                                   7,863         7,863
                                        ------------  ------------

                                        $  1,007,822  $  1,506,403
                                        ============  ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

CURRENT LIABILITIES
  Notes payable                         $     25,000  $     25,000
  Accounts payable and accrued expenses      208,434       125,748
  Accrued payroll and related expenses       688,867       674,669
  Customer deposit                            22,735        32,235
                                        ------------  ------------

        Total current liabilities            945,036       857,652
                                        ------------  ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares
    authorized, no shares issued or
    outstanding at March 31, 1998
    and December 31, 1997                          -             -
  Common stock, $0.001 par value,
    50,000,000 shares authorized,
    33,754,903 shares issued and
    outstanding at March 31, 1998
    and December 31, 1997                     33,755        33,755
  Additional paid-in capital              11,909,699    11,909,699
  Deficit accumulated during
    the development stage                (11,880,668)  (11,294,703)
                                        ------------  ------------

                                              62,786       648,751
                                        ------------  ------------
                                        $  1,007,822  $  1,506,403
                                        ============  ============

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                   From
                                                                               Inception on
                                                                               July 10, 1987
                                            For the Three Months Ended            through
                                                     March 31,                   March 31,
                                            ----------        ----------       -------------
NET SALES                                   $   42,603        $      -          $     85,039

COSTS OF SALES                                  34,158               -                57,197
                                            ----------        ----------        ------------
  Gross Profit                                   8,445               -                27,842
                                            ----------        ----------        ------------

OPERATING EXPENSES:
  Research and development                     307,567           223,074           6,201,205
  General and administrative                   302,782           296,552           7,023,481
                                            ----------        ----------        ------------
                                               610,349           519,626          13,224,686
                                            ----------        ----------        ------------
LOSS FROM OPERATIONS                          (601,904)         (519,626)        (13,196,844)
                                            ----------        ----------        ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 -                 -              (561,016)
  Interest income                               15,939            36,086             225,655
  Other                                            -                 -             1,651,536
                                            ----------        ----------        ------------
                                                15,939            36,086           1,316,175
                                            ----------        ----------        ------------
NET LOSS                                    $ (585,965)       $ (483,540)       $(11,880,669)
                                            ==========        ==========        ============

BASIC AND DILUTED NET LOSS PER SHARE        $    (0.02)       $    (0.01)
                                            ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING         33,754,903        33,531,027
                                            ==========        ==========

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)



                                                                                                                       Inception
                                                                                    Three             Three          (July 10, 1987)
                                                                                Months Ended      Months Ended             to
                                                                                  March 31,         March 31,            March 31,
                                                                                    1998              1997                1998
                                                                                ------------      ------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (585,965)     $   (483,540)      $ (11,880,668)

  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                       -                  -               497,288
    Amortization of deferred interest                                                   -                  -               312,000
    Common stock subscribed                                                             -                  -               300,000
    Stock issued for services                                                           -                  -               312,541
    Warrants issued for services                                                        -                  -               661,529
    Increase in accounts receivable                                                  (19,436)              -               (19,436)
    Increase in other assets                                                            -                  -                (7,863)
    Decrease in inventory                                                               -              (17,339)               -
    Increase (decrease) in accounts payable and accrued expenses                      82,686           (74,612)            233,889
    Increase (decrease) in accrued payroll and related expenses                       14,198          (214,053)            688,867
    Increase (decrease) in customer deposit                                           (9,500)              -                22,735
                                                                                  ----------      ------------       -------------
          Net cash used in operating activities                                     (518,017)         (789,544)         (8,879,118)
                                                                                  ----------      ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of equipment                                                                -                  -              (225,930)
  Expenditures for patents                                                              -                  -              (154,682)
                                                                                  ----------      ------------       -------------
          Net cash used in investing activities                                         -                  -              (380,612)
                                                                                  ----------      ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under notes payable, net                                                   -                  -                59,115
  Repayments under capital lease obligation                                             -               (8,865)           (116,676)
  Proceeds from issuance of common stock                                                -               25,000          10,240,747
  Net effect of merger with CVI                                                         -                  -                57,067
                                                                                  ----------      ------------       -------------
          Net cash provided by financing activities                                     -               16,135          10,240,253
                                                                                  ----------      ------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (518,017)         (773,409)            980,523

CASH AND CASH EQUIVALENTS, beginning of period                                     1,498,540         3,504,660                -
                                                                                  ----------      ------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                          $  980,523      $  2,731,251       $     980,523
                                                                                  ==========      ============       =============

   The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                                 March 31, 1998
                                  (Unaudited)

NOTE 1 -  MANAGEMENT OPINION

          The financial statements included herein have been prepared by AMDL, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

NOTE 2 -  STOCK BASED COMPENSATION PLANS

          The following is a status of the stock options outstanding at March 31, 1998:

                                                        Shares  Weighted Average
                                                        (000)    Exercise Price
                                                        ------  ----------------
            Outstanding, December 31, 1997               4,650      $ 0.824
              Granted                                      300        0.138
              Exercised                                     -            -
              Expired/Forfeited                            (57)      (0.802)
                                                         -----      -------
            Outstanding, March 31, 1998                  4,893      $ 0.782
                                                         =====      =======
            Exercisable at March 31, 1998                4,404      $ 0.820
                                                         =====      =======

          The following is a status of the warrants outstanding at March 31, 1998:

                                                        Shares  Weighted Average
                                                        (000)    Exercise Price
                                                        ------  ----------------
            Outstanding, December 31, 1997               1,889      $ 0.836
              Granted                                       -            -
              Exercised                                     -            -
              Expired/Forfeited                             -            -
                                                        ------      -------
            Outstanding, March 31, 1998                  1,889      $ 0.836
                                                        ======      =======

            All of the warrants are exercisable at March 31, 1998.

NOTE 3 -  REVENUE RECOGNITION

          Revenue is recognized upon shipment of products to customers.

NOTE 4 -  BASIC AND DILUTED NET LOSS PER SHARE

          Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive.

NOTE 5 -  INVESTMENT IN NEWLY FORMED ENTITY

          The Board of Directors authorized the Company to make a $7,500 investment in a newly formed entity. This investment was made in April 1998.

NOTE 6 -  RECLASSIFICATIONS

          Certain reclassifications have been made to the financial statements at March 31, 1997 in order to conform to classifications used in the current quarter.

                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings.
        ------------------
        Inapplicable.

Item 2  Changes in Securities and Use of Proceeds.
        ------------------------------------------
        Inapplicable.

Item 3  Defaults Upon Senior Securities.
        --------------------------------
        Inapplicable.

Item 4  Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
        Inapplicable.

Item 5  Other Information.
        ------------------
        Inapplicable

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


                                                  AMDL, INC.

June 30, 1998                                By:  /s/ Harry Berk
                                                  ------------------------
                                                  Chief Accounting Officer


June 30, 1998                                By:  /s/ That T. Ngo
                                                  ------------------------
                                                  President