Form 10QSB
period 1998-06-30
AMDL INC
filed 1998-08-14
CIK 838879

                                                                       CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _____________

      COMMISSION FILE NUMBER 33-23786-LA


                                   AMDL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                    87-0188822
     ---------------------------------                 ------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


      14272 FRANKLIN AVE., SUITE 106
             TUSTIN, CALIFORNIA                             92780-7039
   ----------------------------------------             -------------------
   (Address of principal executive offices)                 (Zip Code)


                                 (714) 505-4460
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 10, 1998, the Company had outstanding 33,754,903 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format
(Check one):
Yes      No X
   ---     ---

                                   AMDL, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I     FINANCIAL INFORMATION.......................................................  3

ITEM 1.    FINANCIAL STATEMENTS........................................................  3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...................  3

               Preliminary Note Regarding Forward Looking Financial Statements.........  3

               Balance Sheets as of June 30, 1998 and December 31, 1997................  6

               Statements of Operations for the six months ended
               June 30, 1998 and 1997 and for the period from inception
               (July 10, 1987) to June 30, 1998........................................  7

               Statements of Cash Flows for the six months
               ended June 30, 1998 and 1997 and for the period
               from inception (July 10, 1987) to June 30, 1998.........................  8

               Notes to the Financial Statements.......................................  9

PART II    OTHER INFORMATION........................................................... 10

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 1998, the Board adopted a resolution authorizing the Company to make a $7,500 investment in a newly formed entity, Sino-American Medical, Inc. ("SAM"), a Delaware corporation. The Board also authorized certain AMDL personnel and a related party to accept executive positions with SAM and utilize a small portion of their employment schedule at AMDL for SAM related activities. SAM reimburses the Company for incidental expenses such as telephone and postage. Douglas C. MacLellan, a Director of the Company accepted the position of Chairman of the Board and Secretary of SAM. The other Company personnel include That. T. Ngo, Ph.D., the Company's President and Chief Executive Officer and Director, Harry Berk, Vice President, Chief Financial Officer, Secretary and Treasurer and Thomas V. Tilton, Director of Corporate Development. Dr. Ngo accepted the position of Director, President and CEO of SAM. Harry Berk accepted the position of Treasurer and Thomas V. Tilton accepted the position of Vice President of SAM. SAM was created to participate in a joint venture in China leading to the privatization of a Chinese pharmaceutical firm. It was the AMDL Board's position that AMDL did not have the financial resources to pursue the SAM opportunity and that the nominal investment in SAM and permission to permit certain AMDL personnel to engage in limited SAM activities was in the best interests of AMDL and that the terms of the SAM transaction were fair and reasonable. AMDL made the $7,500 investment in SAM in April 1998. The investment is being accounted for under the equity method.

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

GENERAL

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases. For the six month period ended June 30, 1998, the Company generated $97,531 in net sales of products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception and expects to incur a significant operating loss for the fiscal year ending December 31, 1998. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for commercialization of its products. There can be no assurances that the Company will be able to obtain such funding when needed or at all, or if available, what the terms thereof will be.

LIQUIDITY AND CAPITAL RESOURCES

Historically, operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company requires significant funding for the continued development of its test kit systems, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $413,551. The availability of sources of cash for such expenditures is presently unknown. From December 31, 1997 to June 30, 1998, the Company's cash, cash equivalents and short-term investments decreased to $568,854 as a result of working capital requirements. Cash is being depleted at the rate of between $100,000 and $150,000 per month depending on the level of operations and activities. The Company is also hopeful of obtaining additional revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes that its present cash and cash equivalents balances are sufficient only for operations through the third quarter of 1998, assuming the Company is able to extend forbearance of collection efforts on its outstanding indebtedness. However, certain scheduled activities were substantially reduced or cancelled after the end of second quarter and will remain reduced or cancelled until additional operating capital is obtained. The Company is continuing its efforts to raise capital to finance continuing operations, provide assistance to ICD in connection with international market development for DR-70(TM), accelerate international and domestic market development for the Company's other products, develop and commercialize new products and obtain the required regulatory approvals. There can be no assurance as to the success of these efforts, or, if successful, what the cost or terms thereof will be.

Currently, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At June 30, 1998, the Company was indebted for $571,407 for accrued salaries payable to five persons who are officers and other employees and former employees, four of whom agreed to payments equal to their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, effective July 16, 1998, 50% of executive compensation is being accrued pursuant to agreement with four executives.

RESULTS OF OPERATIONS

Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report. The net loss for the six months ended June 30, 1998 was approximately $895,000 and the Company anticipates a net loss for the quarter ending September 30, 1998 of approximately $400,000.

Revenues

During the quarter ended June 30, 1998, the Company received $54,928 in revenue from the sales of cancer diagnostic kits and OEM products as compared to revenues of $31,036 for the second quarter 1997. No significant sales are expected for the third quarter of 1998.

Research and Development and General and Administrative Expenses

Research and development expenses for the quarter ended June 30, 1998, were 76.0% lower than the previous quarter and 66.0 % lower than the second quarter of 1997. However, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, research and development expenses were not significantly reduced. Expense categories reflecting decreases during second quarter 1998 include the research and development expenses associated with the now completed additional clinical trial data required for the PyloriProbe(TM) application resubmission to the U. S. Food and Drug Administration and laboratory expense, tHE research and development portion of payroll and the reversal of previously accrued consulting expenses reflecting the Company's attempt to reduce these costs.

General and administrative expenses for the quarter ended June 30, 1998 were 3.7% lower than the prior year quarter. On a year-to -date basis, general and administrative expenses were 5.5 % lower compared with the first six months of the prior year.

During the three month period ended June 30, 1998, the Company realized interest income of $9,799 compared to $32,523 of interest income for the equivalent period in the prior year due to available funds for investments. Interest income will significantly decline as short term investments are used in operations.

                                   AMDL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                           June 30,             Dec. 31,
                                                                             1998                 1997
                                                                         -----------          ------------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                           $    568,854         $  1,498,540
     Accounts receivable                                                       13,007                   --
                                                                         ------------         ------------
                Total current assets                                          581,861            1,498,540

OTHER ASSETS                                                                    7,863                7,863
                                                                         ------------         ------------
                                                                         $    589,724         $  1,506,403
                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                       $     25,000         $     25,000
     Accounts payable and accrued expenses                                    124,644              125,748
     Accrued payroll and related expenses                                     657,939              674,669
     Customer deposit                                                           3,735               32,235
                                                                         ------------         ------------
                 Total current liabilities                                    811,318              857,652
                                                                         ------------         ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized, no shares issued
    or outstanding at June 30, 1998 and December 31, 1997                          --                   --
                                                                         ------------         ------------
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    33,754,903 shares issued and outstanding at
    June 30, 1998 and December 31, 1997                                        33,755               33,755
  Additional paid-in capital                                               11,934,541           11,909,699
  Deficit accumulated during the development stage                        (12,189,890)         (11,294,703)
                                                                         ------------         ------------
                                                                             (221,594)             648,751
                                                                         ------------         ------------
                                                                         $    589,724         $  1,506,403
                                                                         ============         ============


    The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  From
                                                                                              Inception on
                                For the Three Months Ended     For the Six Months Ended       July 10, 1987
                                          June 30,                     June 30,                  through
                              ----------------------------    ---------------------------        June 30,
                                  1998            1997            1998             1997           1998
                              ------------    ------------    ------------    ------------    ------------
NET SALES                     $     54,928    $     31,036    $     97,531    $     31,036    $    139,967

COSTS OF SALES                      45,674          17,339          79,832          17,339         102,871
                              ------------    ------------    ------------    ------------    ------------

   Gross Profit                      9,254          13,697          17,699          13,697          37,096
                              ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Research and development          73,998         217,463         381,565         411,543       6,275,203
  General and administrative       246,777         263,984         549,559         589,530       7,270,257
                              ------------    ------------    ------------    ------------    ------------
                                   320,775         481,447         931,124       1,001,073      13,545,460
                              ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS              (311,521)        467,750        (913,425)       (987,376)    (13,508,364)
                              ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                      --              --              --              --        (561,016)
  Interest income                    9,799          32,523          25,738          68,609         235,454
  Loss on equity investment         (7,500)             --          (7,500)             --          (7,500)
  Other                                                                                          1,651,536
                              ------------    ------------    ------------    ------------    ------------
                                     2,299          32,523          18,238          68,609       1,318,474
                              ------------    ------------    ------------    ------------    ------------
NET LOSS                      $   (309,222)   $   (435,227)   $   (895,187)   $   (918,767)   $(12,189,890)
                              ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS
   PER SHARE                  $      (0.01)   $      (0.01    $      (0.03)   $      (0.03)
                              ============    ============    ============    ============


WEIGHTED AVERAGE SHARES
   OUTSTANDING
                              33,754,903      33,641,860      33,754,903      33,587,362
                              ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         INCEPTION
                                                           SIX             SIX        (JULY 10, 1987)
                                                       MONTHS ENDED    MONTHS ENDED         TO
                                                          JUNE 30,       JUNE 30,         JUNE 30,
                                                            1998          1997             1998
                                                       -------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $   (895,187)   $   (918,767)   $(12,189,890)

  Adjustments to reconcile net loss to net cash
    used in operating activities -
    Depreciation and amortization                                --              --         497,288
    Amortization of deferred interest                            --              --         312,000
    Loss on equity investment                                 7,500              --           7,500
    Common stock subscribed                                      --              --         300,000
    Stock issued for services                                    --          17,000         312,541
    Warrants or options issued for services
      (calculated pursuant to FAS 123)                       24,842              --         686,371
    Increase in accounts receivable                         (13,007)             --         (13,007)
    Increase in other assets                                     --              --          (7,863)
    Increase (decrease) in accounts payable and
      accrued expenses                                       (1,104)        (59,286)        150,099
    Increase (decrease) in accrued payroll and
      related expenses                                      (16,730)       (217,678)        657,939
    Increase (decrease) in customer deposit                 (28,500)             --           3,735
                                                       ------------    ------------    ------------
          Net cash used in operating activities            (922,186)     (1,178,731)     (9,283,287)
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of equipment                                         --              --        (225,930)
  Expenditures for patents                                       --              --        (154,682)
  Equity investment                                          (7,500)                         (7,500)
                                                       ------------    ------------    ------------
          Net cash used in investing activities              (7,500)             --        (388,112)
                                                       ------------    ------------    ------------
Cash flows from financing activities:

  Borrowings under notes payable, net                            --              --          59,115
  Repayments under capital lease obligation                      --         (17,951)       (116,676)
  Proceeds from issuance of common stock                         --          25,000      10,240,747
  Net effect of merger with cvi                                  --              --          57,067
                                                       ------------    ------------    ------------
          Net cash provided by financing activities              --           7,049      10,240,253
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (929,686)     (1,171,682)        568,854

Cash and cash equivalents, beginning of period            1,498,540       3,504,660              --
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period               $    568,854    $  2,332,978    $    568,854
                                                       ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

NOTE 2 -    STOCK BASED COMPENSATION PLANS

            The following is a status of the stock options outstanding at June 30, 1998:

                                                    Shares      Weighted Average
                                                    (000)       Exercise Price
                                                    ------      ----------------
            Outstanding, December 31, 1997           4,650          $ 0.824
              Granted                                  300            0.138
              Exercised                                 --               --
              Expired/Forfeited                        (57)          (0.802)
                                                    ------          -------
            Outstanding, June 30, 1998               4,893          $ 0.782
                                                    ======          =======
            Exercisable at June 30, 1998             4,531          $ 0.812
                                                    ======          =======

            The following is a status of the warrants outstanding at June 30, 1998:

                                                    Shares      Weighted Average
                                                    (000)       Exercise Price
                                                    ------      ----------------
            Outstanding, December 31, 1997           1,889           $0.8236
              Granted                                  150            0.160
              Exercised                                 --               --
              Expired/Forfeited                         --               --
                                                     -----           ------
            Outstanding, June 30, 1998               2,039           $0.786
                                                     =====           ======

            All of the warrants are exercisable at June 30, 1998.

NOTE 3 -   BASIC AND DILUTED NET LOSS PER SHARE

           Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive.

NOTE 4 -   INVESTMENT IN NEWLY FORMED ENTITY

           The Board of Directors authorized the Company to make a $7,500 investment in a newly formed entity, Sino-American Medical, Inc.
           (SAM). This investment was made in April 1998. Three of the Company's current employees (the President, Chief Executive Officer and Director; the Chief Financial Officer, Secretary and Treasurer, and the Director of Corporate Development) have been authorized by the Board of Directors to utilize some efforts of their employment schedules at AMDL for SAM related activities. At June 30, 1998, the Company maintained a 17 percent ownership in SAM. Due to the Company's significant presence at SAM, the investment has been accounted for under the equity method. Among other provisions, the equity method requires the Company to recognize unrealized gains/losses for their proportionate ownership share of the net income/losses of SAM. Unrealized losses are limited to the investment made by the Company in SAM. During the second quarter, the Company's proportionate share of the loss in SAM was in excess of $7,500. Accordingly, $7,500 has been included as a loss in equity investment on the accompanying statement of operations.

NOTE 5 -   RECLASSIFICATIONS

           Certain reclassifications have been made to the financial statements at June 30, 1997 in order to conform to classifications used in the current quarter.

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.
        Inapplicable.

Item 2  Changes in Securities and Use of Proceeds.
        Inapplicable.

Item 3  Defaults Upon Senior Securities.
        Inapplicable.

Item 4  Submission of Matters to a Vote of Security Holders.
        Inapplicable.

Item 5  Other Information.
        Inapplicable

Item 6 Exhibits and Reports on Form 8-K.

       (a)    Exhibits and Index of Exhibits

              10.36  Salary Continuation Agreement dated May 21, 1998 with That
                     T. Ngo, Ph.D.

              10.37  Salary Continuation Agreement dated May 21, 1998 with
                     Thomas V. Tilton.

              10.38  Salary Continuation Agreement dated May 21, 1998 with
                     Harry Berk.

              10.39  Salary Continuation Agreement dated May 21, 1998 with Gary
                     L. Dreher.

              10.40  Agreement dated May 21, 1998 with William M. Thompson, M.D.

              10.41 Amendment No. 1 to Employment Agreement dated July 1, 1998 with That T. Ngo, Ph.D.

              10.42 Agreement Relating to Salary Deferral dated July 1, 1998 with Thomas V. Tilton.

              10.43 Agreement Relating to Salary Deferral dated July 1, 1998 with Harry Berk.

              27     Financial Data Schedule

        (b)   Reports of Form 8-K.

              The Company filed a Form 8-K dated July 1, 1998 relating to the accrual of 50% of executive compensation effective July 16, 1998 and other internal belt-tightening measures.

              The Company filed a Form 8-K dated August 3, 1998 regarding receipt of FDA approval for marketing of its PyloriProbe(TM).

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act , the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMDL, INC.

August 10, 1998                          By: /s/ HARRY  BERK
                                             -----------------------------------
                                             Harry Berk
                                             Chief Accounting Officer


August 10, 1998                          By: /s/ THAT T. NGO
                                             -----------------------------------
                                             That T. Ngo
                                             President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

 10.36             Salary Continuation Agreement dated May 21, 1998 with That T.
                   Ngo, Ph.D.

 10.37             Salary Continuation Agreement dated May 21, 1998 with Thomas
                   V. Tilton.

 10.38             Salary Continuation Agreement dated May 21, 1998 with Harry
                   Berk.

 10.39             Salary Continuation Agreement dated May 21, 1998 with Gary L.
                   Dreher.

 10.40             Agreement dated May 21, 1998 with William M. Thompson, M.D.

 10.41 Amendment No. 1 to Employment Agreement dated July 1, 1998 with That T. Ngo, Ph.D.

 10.42 Agreement Relating to Salary Deferral dated July 1, 1998 with Thomas V. Tilton.

 10.43             Agreement Relating to Salary Deferral dated July 1, 1998 with
                   Harry Berk.

 27                Financial Data Schedule