Form 10QSB
period 1998-09-30
AMDL INC
filed 1998-11-16
CIK 838879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
        _____________

        COMMISSION FILE NUMBER 33-23786-LA

                                   AMDL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                               87-0188822
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


    14272 FRANKLIN AVE., SUITE 106
         TUSTIN, CALIFORNIA                                      92780-7039
----------------------------------------                         ----------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 1998, the Company had outstanding 33,754,903 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]   No [X]

                                   AMDL, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION................................................ 3

ITEM 1. FINANCIAL STATEMENTS................................................. 3

            Balance Sheets as of September 30, 1998 and December 31, 1997.... 4

            Statements of Operations for the three and nine months ended September 30, 1998 and 1997 and for the period from inception
            (July 10, 1987) to September 30, 1998............................ 5

            Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997 and for the period
            from inception (July 10, 1987) to September 30, 1998............. 6

            Notes to the Financial Statements................................ 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION................................................... 9


PART II  OTHER INFORMATION...................................................12

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

                                   AMDL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                           September 30,            Dec. 31,
                                                                                1998                  1997
                                                                            (Unaudited)
                                                                           -------------            --------
CURRENT ASSETS
     Cash and cash equivalents                                             $    252,504           $  1,498,540
     Accounts receivable                                                          5,325                     --
                                                                           ------------           ------------

                Total current assets                                            257,829              1,498,540

OTHER ASSETS                                                                      7,863                  7,863
                                                                           ------------           ------------

                                                                           $    265,692           $  1,506,403
                                                                           ============           ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                         $     25,000           $     25,000
     Accounts payable and accrued expenses                                      142,299                125,748
     Accrued payroll and related expenses                                       680,952                674,669
     Customer deposit                                                             3,735                 32,235
                                                                           ------------           ------------

                 Total current liabilities                                      851,986                857,652
                                                                           ------------           ------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 10,000,000 shares authorized, no shares issued
    or outstanding at September 30, 1998 and December 31, 1997                       --                     --

  Common stock, $0.001 par value, 50,000,000 shares authorized,
    33,754,903 shares issued and outstanding at
    September 30, 1998 and December 31, 1997                                     33,755                 33,755
  Additional paid-in capital                                                 11,934,541             11,909,699
  Deficit accumulated during the development stage                          (12,554,590)           (11,294,703)
                                                                           ------------           ------------

                                                                               (586,294)               648,751
                                                                           ------------           ------------

                                                                           $    265,692           $  1,506,403
                                                                           ============           ============


    The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                   From
                                                                                               Inception on
                               For the Three Months           For the Nine Months Ended        July 10, 1987
                                Ended September 30,                  September 30,                through
                           -----------------------------     -----------------------------       Sept. 30,
                                1998            1997             1998             1997             1998
                           ------------     ------------     ------------     ------------     ------------
NET SALES                  $     38,896     $     11,400     $    136,427     $     42,436     $    178,863

COSTS OF SALES                   22,385            5,700          102,217           23,039          125,256
                           ------------     ------------     ------------     ------------     ------------

   Gross Profit                  16,511            5,700           34,210           19,397           53,607
                           ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Research and
    development                 140,797          236,808          522,362          648,351        6,416,000
  General and
   administrative               244,943          236,003          794,504          825,533        7,515,202
                           ------------     ------------     ------------     ------------     ------------

                                385,740          472,811        1,316,866        1,473,884       13,931,202
                           ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS           (369,229)         467,111       (1,282,656)      (1,454,487)     (13,877,595)
-----------------------    ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                   --               --               --               --         (561,016)
  Interest income                 4,531           27,111           30,269           95,720          239,985
  Loss on equity
     investment                      --               --           (7,500)              --           (7,500)
  Other                              --               --               --               --        1,651,536
                           ------------     ------------     ------------     ------------     ------------

                                  4,531           27,111           22,769           95,720        1,323,005
                           ------------     ------------     ------------     ------------     ------------

NET LOSS                   $   (364,698)    $   (440,000)    $ (1,259,887)    $ (1,358,767)    $(12,554,590)
                           ============     ============     ============     ============     ============

BASIC AND DILUTED NET
   LOSS PER SHARE          $      (0.01)    $      (0.01)    $      (0.04)    $      (0.04)
                           ============     ============     ============     ============


WEIGHTED AVERAGE SHARES
   OUTSTANDING               33,754,903       33,729,903       33,754,903       33,622,403
                           ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   INCEPTION
                                                               NINE               NINE          (JULY 10, 1987)
                                                           MONTHS ENDED       MONTHS ENDED             TO
                                                           SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                               1998               1997                1998
                                                           -------------      -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET LOSS                                                 $ (1,259,887)       $ (1,358,767)      $(12,554,590)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES-
    DEPRECIATION AND AMORTIZATION                                    --                  --            497,288
    AMORTIZATION OF DEFERRED INTEREST                                --                  --            312,000
    LOSS ON EQUITY INVESTMENT                                     7,500               7,500
    COMMON STOCK SUBSCRIBED                                          --                  --            300,000
    STOCK ISSUED FOR SERVICES                                        --              17,000            312,541
    WARRANTS OR OPTIONS ISSUED FOR SERVICES
      (CALCULATED PURSUANT TO FAS 123)                           24,842                  --            686,371
    INCREASE IN ACCOUNTS RECEIVABLE                              (5,325)                 --             (5,325)
    INCREASE IN OTHER ASSETS                                         --                  --             (7,863)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
     ACCRUED EXPENSES                                            16,551             (42,278)           167,754
    INCREASE (DECREASE) IN ACCRUED PAYROLL AND
     RELATED EXPENSES                                             6,283            (214,554)           680,952
    INCREASE (DECREASE) IN CUSTOMER DEPOSIT                     (28,500)                 --              3,735
                                                           ------------        ------------       ------------
          NET CASH USED IN OPERATING ACTIVITIES              (1,238,536)         (1,598,599)        (9,599,637)
                                                           ------------        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PURCHASES OF EQUIPMENT                                             --                  --           (225,930)
  EXPENDITURES FOR PATENTS                                           --                  --           (154,682)
  EQUITY INVESTMENT                                              (7,500)                                (7,500)
                                                           ------------        ------------       ------------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                  (7,500)                 --           (388,112)
                                                           ------------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  BORROWINGS UNDER NOTES PAYABLE, NET                                --                  --             59,115
  REPAYMENTS UNDER CAPITAL LEASE OBLIGATION                          --             (18,668)          (116,676)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                             --              25,000         10,240,747
  NET EFFECT OF MERGER WITH CVI                                      --                  --             57,067
                                                           ------------        ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  --               6,332         10,240,253
                                                           ------------        ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,246,036)         (1,592,267)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,498,540           3,504,660                 --
                                                           ------------        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    252,504        $  1,912,393       $    252,504
                                                           ============        ============       ============


    The accompanying notes are an integral part of these financial statements

                                   AMDL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1998
                                   (Unaudited)

NOTE 1 - MANAGEMENT OPINION

         The financial statements included herein have been prepared by AMDL, INC. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company's management, reflect normal recurring adjustment necessary for a fair presentation of the information for the periods presented. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

         The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - STOCK BASED COMPENSATION PLANS

         The following is a status of the stock options outstanding at September 30, 1998:

                                                 Shares     Weighted Average
                                                 (000)       Exercise Price
                                                 -----       --------------
         Outstanding, December 31, 1997          4,650            $0.824
             Granted                               300             0.138
             Exercised                              --                --
             Expired/Forfeited                     (57)           (0.802)
                                                 -----            ------
         Outstanding, September 30, 1998         4,893            $0.782
                                                 =====            ======
         Exercisable at September 30, 1998       4,653            $0.812
                                                 =====            ======

         The following is a status of the warrants outstanding at September 30, 1998:

                                                 Shares     Weighted Average
                                                 (000)       Exercise Price
                                                 -----       --------------
         Outstanding, December 31, 1997          1,889            $0.836
             Granted                               150             0.160
             Exercised                              --                --
             Expired/Forfeited                      --                --
                                                 -----            ------
         Outstanding, September 30, 1998         2,039            $0.786
                                                 =====            ======

         All of the warrants are exercisable at September 30, 1998.


NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive.

NOTE 4 - INVESTMENT IN NEWLY FORMED ENTITY

         The Board of Directors authorized the Company to make a $7,500 investment in a newly formed entity, Sino-American Medical, Inc. (SAM). This investment was made in April, 1998. Two of the Company's current employees (the President, Chief Executive Officer and Director, and the Dirof Corporate Development) have been authorized by the Board of Directors to utilize some efforts of their employment schedules at AMDL for SAM related activities. At September 30, 1998, the Company maintained a 17 percent ownership in SAM. Due to the Company's significant presence at SAM, the investment has been accounted for under the equity method. Among other provisions, the equity method requires the Company to recognize unrealized gains/losses for their proportionate ownership share of the net income/losses of SAM. Unrealized losses are limited to the investment made by the Company in SAM. For the nine months ended September 30, 1998, the Company's proportionate share of the loss in SAM was in excess of $7,500. Accordingly, $7,500 has been included as a loss in equity investment on the accompanying statement of operations.

NOTE 5 - RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements at September 30, 1997 in order to conform to classifications used in the current quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION

In February 1998, the Board adopted a resolution authorizing the Company to make a $7,500 investment in a newly formed entity, Sino-American Medical, Inc. ("SAM"), a Delaware corporation. The Board also authorized certain AMDL personnel and a related party to accept executive positions with SAM and utilize a small portion of their employment schedule at AMDL for SAM related activities. SAM reimburses the Company for incidental expenses such as telephone and postage. Douglas C. MacLellan, a Director of the Company accepted the positions of Chairman of the Board and Secretary of SAM. The other Company personnel include That. T. Ngo, Ph.D., the Company's President and Chief Executive Officer and Director, and Thomas V. Tilton, Director of Corporate Development. Dr. Ngo holds the positions of Director, President and CEO of SAM. Thomas V. Tilton holds the positions of Treasurer and Vice President of SAM. SAM was created to participate in a joint venture in China leading to the privatization of a Chinese pharmaceutical firm. It was the AMDL Board's position that AMDL did not have the financial resources to pursue the SAM opportunity and that the nominal investment in SAM and permission to permit certain AMDL personnel to engage in limited SAM activities was in the best interests of AMDL and that the terms of the SAM transaction were fair and reasonable. AMDL made the $7,500 investment in SAM in April 1998. The investment is being accounted for under the equity method.

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by AMDL involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition, dependence on management, and those other risks discussed below. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. AMDL's management disclaims any obligation to forward-looking statements contained herein to reflect any change in AMDL's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

GENERAL

Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the commercialization of its proposed diagnostics for cancer and other diseases. For the nine month period ended September 30, 1998, the Company generated $136,427 in net sales of products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception and expects to incur a significant operating loss for the fiscal year ending December 31, 1998. The Company will require substantial additional funding for commercialization of its products. There can be no assurances that the Company will be able to obtain such funding when needed or at all, or if available, what the terms thereof will be.

LIQUIDITY AND CAPITAL RESOURCES

Historically, operations have been funded principally through private placements of its equity securities, and income received from the sale of licenses, royalties and options to acquire marketing rights. The Company requires significant funding for the continued development of its test kit systems, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $252,504 at September 30, 1998. The availability of sources of cash for such expenditures is presently unknown. From December 31, 1997 to September 30, 1998, the Company's cash and cash equivalents decreased by $1,246,036 as a result of working capital requirements. As of November 1, 1998, Cash is being depleted at the rate of approximately $75,000 per month. The Company is hopeful of obtaining some additional revenues from product sales, but there is no commitment by any person for purchase of any of the Company's products. In the absence of significant sales and profits, the Company is seeking to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be profitable.

The Company believes that its present cash and cash equivalents balances are sufficient only for operations through the fourth quarter of 1998, assuming the Company is able to extend forbearance of collection efforts on its outstanding indebtedness. However, certain scheduled activities were substantially reduced or canceled after the end of second and third quarters and will remain reduced or canceled until additional operating capital is obtained. The Company is continuing its efforts to raise capital to finance continuing operations, accelerate international and domestic market development for the Company's other products, develop and commercialize new products and obtain the required regulatory approvals. There can be no assurance as to the success of these efforts, or, if successful, what the cost or terms thereof will be.

Currently, the Company does not anticipate any significant changes in the number of employees. The Company may not be able to retain its present employees if additional financing is not obtained, which could have a material adverse effect upon the operations of the Company. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

At September 30, 1998, the Company owed $680,952 in accrued salaries payable to six persons who are officers and other employees and former employees, four of whom agreed to payments equal to their proportionate share of five percent of sales revenues, if any, of the Company, but not less than $250 per month per person. In addition, effective July 16, 1998, 50% of executive compensation has been accrued but not paid pursuant to agreements with four executives.

RESULTS OF OPERATIONS

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report. The net loss for the nine months ended September 30, 1998 was approximately $1,260,000.

Revenues
--------

During the quarter ended September 30, 1998, the Company received $38,896 in revenue from the sales of cancer diagnostic kits and OEM products as compared to revenues of $11,400 for the quarter ended

September 30, 1997, an increase of $27,496 or approximately 341%. While such increase is a positive development, the level of sales is not yet significant.

Research and Development and General and Administrative Expenses
----------------------------------------------------------------

Research and development expenses for the quarter ended September 30, 1998 decreased to $140,797, $96,011 less than the $236,808 reported in the same quarter of the prior year. For the nine months ended September 30, 1998, research and development expenses were $522,362, or a decrease of $125,989 as compared to the $648,351 reported for the nine months ended September 30, 1997. Expense categories reflecting decreases during the third quarter of 1998 include the research and development expenses associated with the now completed additional clinical trial data required for the PyloriProbe(TM) application resubmission to the U. S. Food and Drug Administration and laboratory expense, the research and development portion of payroll and the reversal of previously accrued consulting expenses reflecting the Company's attempt to reduce these costs.

General and administrative expenses for the quarter ended September 30, 1998 were comparable to the prior year, showing an increase of $8,940. However, for the nine months ended September 30, 1998, general and administrative expenses declined by $31,028 to $794,505 as compared to the $825,533 reported in the prior year period, due to general curtailment of administrative and product development activities.

During the three month period ended September 30, 1998, the Company realized interest income of $4,531 compared to $27,111 of interest income for the equivalent period in the prior year due to a reduction in available funds for investments. Interest income will significantly decline as short term investments are used in operations.

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

        None.

Item 2  Changes in Securities and Use of Proceeds.

        See Items 4, 5, and 6a below.

Item 3  Defaults Upon Senior Securities.

        None.

Item 4  Submission of Matters to a Vote of Security Holders.

        At the Annual Meeting of Stockholders held on September 25, 1998, the following matters were voted on and approved by the stockholders:

        (i)     Five directors, namely That T. Ngo, Douglas C. MacLellan, Axel
                J. Kutscher, Edward R. Arquilla, M.D. and William M. Thompson, M.D. were elected directors, to serve until their successors are duly elected and qualify;

        (ii) The Certificate of Incorporation was amended to provide for a one for 20 reverse stock split of the issued and outstanding shares of the Company's common stock, .001 par value and the authorization of capital stock as set forth in the Certificate of Amendment, Exhibit 3.3 hereinbelow, by a vote of 24,984,128 shares in favor, 3,958,398 shares opposed and 87,413 shares abstaining; and

        (iii) The appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998 by a vote of 17,965,262 shares in favor, 10,975,817 shares opposed and 87,060 shares abstaining.

Item 5  Other Information.

        The Certificate of Amendment of the Certificate of Incorporation of the Company effecting a (reverse) one for 20 stock split was effective on October 2, 1998.


Item 6 Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                3.3 Certificate of Amendment of Certificate of Incorporation dated September 25, 1998 filed October 2, 1998.

               27     Financial Data Schedule

        (b)    Reports on Form 8-K.

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


                                             AMDL, INC.

November 16, 1998
                                             By:    /s/ That T. Ngo
                                                    ----------------------------
                                                    President and
                                                    Chief Executive Officer

                                             By:    /s/ Gary Dreher
                                                    ----------------------------
                                                    Treasurer

                                  EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------


     3.3 Certificate of Amendment of Certificate of Incorporation dated September 25, 1998 filed October 2, 1998.

    27              Financial Data Schedule