Form 10QSB
period 1999-09-30
AMDL INC
filed 1999-11-26
CIK 838879

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________


Commission File Number 0-27689

                                  AMDL, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                      87-0188822
--------------------------------------       -----------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)

            2492 Walnut Avenue, Suite 100, Tustin, California 92780
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (714) 505-4460
                        ------------------------------
                          (Issuer's telephone number)


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No _____
                               -------

     As of November 22, 1999, the Company had 1,651,124 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                                      PAGE
                                                                                                   ----
Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998...........................   2
Unaudited Statements of Operations for the three month
  and nine month periods ended September 30, 1999 and 1998 and cumulative
  from July 10, 1987 (date of inception) to September 30, 1999...................................   3
Unaudited Statements of Cash Flows for the
  nine month periods ended September 30, 1999 and 1998 and cumulative
  from July 10, 1987 (date of inception) to September 30, 1999...................................   4
Notes to Condensed Consolidated Financial Statements.............................................   6

                                  AMDL, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS


                                                     ASSETS
                                                                              September 30,               December 31,
                                                                                 1999                        1998
                                                                         --------------------       ----------------------
                                                                              (Unaudited)                  (Audited)
Current assets
  Cash and cash equivalents                                              $             52,000       $               74,566
  Other current assets                                                                 24,627                       18,462
                                                                         --------------------       ----------------------

Total current assets                                                                   76,627                       93,028
                                                                         --------------------       ----------------------


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Notes payable                                                          $             25,000       $               25,000
  Accounts payable and accrued expenses                                               393,047                      218,021
  Accrued payroll and related expenses                                                113,408                      727,354
  Customer deposits                                                                     5,800                        3,465
                                                                         --------------------       ----------------------
Total current liabilities                                                             537,255                      973,840
                                                                         --------------------       ----------------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, 10,000,000 shares authorized;
   no shares issued or outstanding:
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 1,226,445 and 168,775 shares issued and
    outstanding at September 30, 1999 and
    December 31, 1998, respectively.                                                    1,226                          169
  Additional paid in capital                                                       12,931,594                   11,968,127
  Deficit accumulated during development stage                                    (13,393,448)                 (12,849,108)
                                                                         --------------------       ----------------------
Total stockholders' deficit                                                          (460,628)                    (880,812)
                                                                         --------------------       ----------------------
                                                                         $             76,627       $               93,028
                                                                         ====================       ======================

See accompanying notes to financial statements.

                                  AMDL, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                              July 10, 1987
                                           Three Months Ended                   Nine Months Ended           (Date of Inception)
                                   -----------------------------------  ----------------------------------        Through
                                       Sept 30, 1999     Sept 30, 1998     Sept 30, 1999     Sept 30, 1998     Sept 30, 1999
                                   -------------------  --------------  ------------------  --------------    ---------------
Revenues                                $   7,611         $  38,896         $    29,376       $   136,427      $    226,969

Cost of sales                               6,401            22,385              28,143           102,217           176,039
                                        ---------         ---------         -----------       -----------      ------------

Gross profit (loss)                         1,210            16,511               1,233            34,210            50,930
                                        ---------         ---------         -----------       -----------      ------------

Operating expenses:
   Research and development                56,969           140,797             230,569           522,362         6,811,051
   General and administrative             227,127           244,943             824,067           794,504         8,504,773
                                        ---------         ---------         -----------       -----------      ------------
                                          284,096           385,740           1,054,636         1,316,866        15,315,824
                                        ---------         ---------         -----------       -----------      ------------

Loss from operations                     (282,886)         (369,229)         (1,053,403)       (1,282,656)      (15,264,894)
                                        ---------         ---------         -----------       -----------      ------------

Other income (expense):
   Interest expense                        (1,500)                -              (1,500)                -          (589,847)
   Interest income                            318             4,531              10,633            30,269           252,427
   Other                                        -                 -                   -            (7,500)        1,708,936
                                        ---------         ---------         -----------       -----------      ------------
                                            1,182             4,531               9,133            22,769         1,371,516
                                        ---------         ---------         -----------       -----------      ------------

Income before extraordinary
   item                                  (284,068)         (364,698)         (1,044,270)       (1,259,887)      (13,893,378)
Extraordinary Item:
   Gain on debt forgiveness
   (Net of income taxes of $0)            499,930                 -             499,930                 -           499,930
                                        ---------         ---------         -----------       -----------      ------------
Net Income (Loss)                       $ 215,862         $(364,698)        $  (544,340)      $(1,259,887)     $(13,393,448)
                                        =========         =========         ===========       ===========      ============

Basic Earnings Per Share:
   Income before extraordinary
   item                                 $   (0.32)        $   (2.16)        $     (2.10)      $     (7.46)
   Extraordinary Item                   $    0.56         $       -         $      1.00       $         -
Net Income (Loss)                       $    0.24         $   (2.16)        $     (1.10)      $     (7.46)

Diluted Earnings Per Share:
   Income before extraordinary
   item                                 $   (0.16)        $   (2.16)        $     (2.10)      $     (7.46)
   Extraordinary Item                   $    0.29         $       -         $      1.00       $         -
Net Income (Loss)                       $    0.13         $   (2.16)        $     (1.10)      $     (7.46)

Weighted Average Shares
   Outstanding; Basic                     890,224           168,775             497,052           168,775
                                        =========         =========         ===========       ===========

Weighted Average Shares
   Outstanding; Diluted                 1,720,992           168,775             497,052           168,775
                                        =========         =========         ===========       ===========

See accompanying notes to financial statements.

                                  AMDL, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  July 10, 1987
                                                                               (Date of Inception)
                                                   Nine Months Ended                 Through
                                             ------------------------------
                                             Sept 30, 1999   Sept 30, 1998        Sept 30, 1999
                                             --------------  --------------      ---------------
Cash flows from operating activities:
  Net (loss)                                 $   (544,340)   $ (1,259,887)        $(13,393,448)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                           -                              497,743
Amortization of deferred interest                       -               -              312,000
    Common stock subscribed                             -               -              300,000
    Common stock issued for services                    -               -              312,541
    Warrants and options issued for
      services                                     71,499          24,842              757,870
    Equity loss in investment in SAM                    -           7,500                7,500
    Gain on forgiveness of debt                  (499,930)              -             (499,930)
    Changes in operating assets and
  liabilities:
Other assets                                       (6,165)         (5,325)             (24,627)
Accounts payable and accrued expenses             175,026          16,551              418,047
Accrued payroll and related expenses              166,999           6,283              894,353
    Customer deposit                                2,335         (28,500)               5,800
                                                ---------     -----------         ------------

    Net cash used in operating activities        (634,576)     (1,238,536)         (10,412,151)
                                                ---------     -----------         ------------

Cash flows from investing activities:
Purchase of equipment                                   -               -             (225,930)
Expenditures for patents                                -               -             (154,682)
Investment in SAM                                       -         ( 7,500)              (7,500)
                                                ---------     -----------         ------------

    Net cash used in investing activities               -          (7,500)            (388,112)
                                                ---------     -----------         ------------

See accompanying notes to financial statements.

                                  AMDL, INC.
                         (A Development Stage Company)


                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                July 10, 1987
                                                                                             (Date of Inception)
                                                                Nine Months Ended                   Through
                                                      ----------------------------------
                                                         Sept 30, 1999     Sept 30, 1998        Sept 30, 1999
                                                      -----------------  ---------------     -------------------
    Cash flows from financing activities:

    Proceeds from issuance of common stock            $         612,010                 -     $       10,852,757
    Borrowings (repayments) under notes
      payable, net                                                    -                 -                 59,115
    Repayments under capital lease
      obligation                                                      -                 -               (116,676)
    Net effect of merger with CVI                                     -                 -                 57,067
                                                       ----------------    --------------     ------------------
      Net cash provided by financing activities                 612,010                 -             10,852,263
                                                       ----------------    --------------     ------------------

    Net change in cash                                          (22,566)       (1,246,036)                52,000

    Cash at beginning of period                                  74,566         1,498,540                      -
                                                       ----------------   ---------------     ------------------

    Cash at end of period                              $         52,000   $       252,504     $           52,000
                                                       ================   ===============     ==================


See footnotes for supplemental disclosures of non-cash investing and financing activities.

                                  AMDL, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

               For the Period July 10, 1987 (Date of Inception)
                          Through September 30, 1999



NOTE 1 - MANAGEMENT'S REPRESENTATION
------------------------------------

The financial statements included herein have been prepared by AMDL, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's Registation Statement on Form 10-SB dated October 15, 1999 (SEC File No.0-27689). The interim results are not necessarily indicative of the notes for the full year.

NOTE 2 - DEVELOPMENT STAGE
--------------------------

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

Management has taken action to address these matters.  They include:

- Retention of experienced management personnel with particular skills in the commercialization of similar products;

- Attainment of technology to develop additional diagnostic products for detecting cancer and other diseases; and

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

                                  AMDL, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

               For the Period July 10, 1987 (Date of Inception)
                          Through September 30, 1999


NOTE 2 - DEVELOPMENT STAGE, continued
-------------------------------------

The Company hopes to obtain revenues from product sales, but there is no commitment by any party for purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - STOCK ISSUANCE
-----------------------

During the period ended September 30, 1999, the Company raised $612,010 (net of issuance costs of $70,750) from outside investors and issued 1,057,670 shares of common stock (including 132,653 shares issued to consultants for finders fees).

NOTE 4 - STOCK OPTIONS
----------------------

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 750,000 shares of the Company's common stock. The exercise price per share under the incentive stock option plan shall not be less than 110% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. Under terms of the Plan, the Company granted options to employees to purchase 385,000 shares of the Company's common stock and to directors and
consultants to purchase 204,999 shares of the Company's common stock.   All
options granted have an exercise price equal to the fair market value at the date of grant (estimated by the Company to be $.68 at June 30, 1999), vest on various dates through June 30, 2002 and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense to be recognized over the vesting period for options issued to directors and consultants will be approximately $113,000, of which $71,499 was recognized as of September 30, 1999.

NOTE 5 - STOCK SPLIT
--------------------

Effective March 29, 1999, the Company's board of directors approved a one-for-ten reverse stock split. All references throughout this report to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the reverse stock split.

NOTE 6 - DEBT/EQUITY SETTLEMENT
-------------------------------

Effective July 1, 1999, the Company entered into various mutual release agreements with eight individuals (which consisted of officers, employees and former employees) whereby deferred salaries and other related liabilities in the amount of $865,357 were exchanged for $84,412 in cash and warrants to purchase 510,937 shares of the Company's common stock at the fair market value on the date of grant (estimated by the Company to be $0.68 per share). Under SFAS 123, the estimated fair market value was $0.55 per warrant. The Company recognized an extraordinary gain of approximately $500,000 as a result of this transaction.

                                  AMDL, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

               For the Period July 10, 1987 (Date of Inception)
                          Through September 30, 1999


NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Subsequent to the period ended September 30, 1999, the Company raised $280,846 (net of issuance costs of $42,000) from outside investors for 424,679 shares of common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the raising of working capital. For the nine months ended September 30, 1999, the Company generated $29,376 in revenues from the sale of its products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception, including an operating loss of $1,053,403 for the nine months ended September 30, 1999. From July 10, 1987 (inception) through September 30, 1999 the Company has had a cumulative loss of $15,264,894.

Liquidity and Capital Resources

     The Company requires significant funding for continued operations, development of its test kits, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $52,000 at September 30, 1999, exclusive of an additional net $280,846 which was received in October 1999.

     In 1999, the Company conducted a Regulation D, Rule 504 Offering ("Rule 504 Offering") of its Common Stock. As part of the Rule 504 Offering, in February 1999 the Company sold 100,000 shares of Common Stock (adjusted for a stock split effected March 29, 1999) for aggregate cash consideration of $150,000 and on May 20, 1999 the Company sold 103,236 shares of Common Stock for aggregate cash totaling $60,000 and cancellation of indebtedness totaling $10,200. On June 17, 1999, the Company sold 369,929 shares of Common Stock for cash and cancellation of indebtedness aggregating $251,550. Effective June 30, 1999, the Company contracted for and sold an additional 776,531 shares of Common Stock for an aggregate cash consideration of $528,250 all of which was received on or before October 12, 1999. In connection with this Rule 504 offering, the Company also issued an aggregate of 132,653 shares of Common Stock as payment of finders' fees.

     During the first nine months of 1999, the Company suspended production of products due to lack of funds. Only recently has the Company recommenced production of diagnostic test kits, and absent additional funding, will again be in a similar position where it must curtail its operations. As of November 1, 1999, cash is being depleted at the rate of approximately $87,000 per month. The Company is hopeful of obtaining some additional revenues from product sales, but there is no commitment by any person for the purchase of any of the Company's products. In the absence of significant sales and profits, the Company shall seek to raise additional funds to meet its working capital needs principally through the sales of its securities. The Company can make no prediction as to when, if ever, it will be able to conduct its operations on a profitable basis.

     The Company believes that its present cash and cash equivalents balances are sufficient only for operations through December 1999. The Company intends to funds its operations in December 1999 and for the fiscal year 2000 primarily through the sale of its equity securities. There can be no assurances, however, as to the success of the Company's efforts to raise needed additional capital to finance continuing operations or to convert, extinguish or otherwise eliminate existing indebtedness. The Company is continuing its efforts to raise capital to finance its operations, including international market development for the Company's products and obtaining the required regulatory approvals. There can be no assurance, however, as to the success of these efforts, or, if successful, what the cost or terms thereof will be. The report of the Company's independent accountants for the fiscal year ended December 31, 1998 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

     Although the Company does not anticipate any significant changes in the number of employees, the Company may not be able to retain its present employees if additional financing is not obtained. The loss of the Company's key employees could have a material adverse effect upon the operations of the Company. If such financing is obtained, the Company may also seek to add employees to further its efforts to commercialize its products.

     At December 31, 1998, the Company owed $727,354 in accrued salaries payable to officers, employees and former employees. Previously, four of these persons agreed to accept payments equal to their proportionate share of 5% of sales revenues, if any, of the Company, but not less than $500 per month per person. In addition, effective July 16, 1998, four former executives agreed to defer 50% of their compensation pursuant to written salary deferral agreements.

     In July 1999, the Board of Directors of the Company approved a debt restructuring with certain holders of accrued salaries and other forms of indebtedness. The Company entered into debt restructuring agreements with eight current and former officers, directors and employees of the Company (collectively referred to as the "Holders"). Pursuant to these agreements, the Holders agreed to cancel accrued salaries and other forms of indebtedness totaling $865,357 in exchange for cash consideration in the aggregate amount of $84,412 and warrants to purchase an aggregate of 510,937 shares of Common Stock at an exercise price of $.68 per share. The Company recognized extra ordinary gain of approximately $500,000 as a result of this transaction. The cash consideration is payable in six equal monthly installments, commencing on August 31, 1999. The warrants may be exercised at any time commencing on July 1, 1999 and expiring on July 1, 2004.

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

     Net Revenue. During the nine months ended September 30, 1999, the Company generated revenues of only $29,376 from product sales compared to revenues for the nine months ended September 30, 1998 of $136,427. The reason for the decrease is the receipt of one-time orders for its products in March 1998. In addition, during the nine months ended September 30, 1999, the Company curtailed its marketing efforts as it focused its efforts on the raising of working capital. Total operating expenses for the nine months ended September 30, 1999 were $1,054,636 compared to total operating expenses for the nine months ended September 30, 1998 of $1,316,866. The decrease resulted from cost cutting and curtailment of operations due to limited cash resources. In the nine months ended September 30, 1999, the Company's net loss was $544,340, compared to a loss of $1,259,887 for the prior year period.

     Research and Development and General and Administrative Expenses. Research and development expenses for the nine months ended September 30, 1999 aggregated $230,569, a decrease of $291,793 as compared to $522,362 reported for the prior year period. General and administrative expenses increased by $29,563 to $824,067 for the nine months ended September 30, 1999 as compared to the $794,504 reported in the prior year period. The decrease in research and development expenses and the increase in general and administrative expenses were due to the Company's lack of working capital which caused a general curtailment of product development activities and an increase in expenditures relating the raising of working capital.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     Net Revenue. During the three months ended September 30, 1999, the Company received revenues of $7,611 from product sales compared to revenues from product sales of $38,896 in the prior year period. The reason for the decrease in revenues from product sales during the three months ended September 30, 1999 was the Company's curtailment of its marketing efforts as it focused its efforts on the raising of working capital. Total operating expenses for the three months ended September 30, 1999 were $284,096 compared to total operating expenses for the three months ended September 30, 1998 of $385,740. Expense categories reflecting a decrease over the prior year include payroll, laboratory and rent expense, none of which were extraordinary. The decrease resulted from conscious cost cutting due to limited cash resources. The Company had net income during the three months ended September 30, 1999 of $215,862 compared to a net loss of $364,698 during the prior year period. The reason for the increase in net income was a one-time non-operating gain on debt forgiveness that occurred in July 1999 as a result of the Company's debt restructuring plan described above.

     Research and Development and General and Administrative Expenses. Research and development expenses for the three months ended September 30, 1999 aggregated $56,969, a decrease of $83,828 as compared to $140,797 reported for the prior year period. General and administrative expenses decreased by $17,816 to $227,127 for the three months ended September 30, 1999 as compared to the $244,943 reported in the prior year period. The decrease in research and development expenses and general and administrative expenses were due to the Company's lack of working capital which caused a general curtailment of product development activities and general and administrative expenditures.

Year 2000

The Company utilizes certain off-the-shelf computer software programs and operating systems in connection with the development of its products and to perform various administrative and billing functions. To the extent the Company's software application contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. As is described herein, the Company is a medical research and development company that is not highly dependent on computer software for its operations. Accordingly, the Company believes that it can modify or replace any of its software that malfunctions as a result of the Year 2000 without significant expenditures.

Forward Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition, dependence on management, and those other risks discussed below. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

             Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

             Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

             Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

              Inapplicable.

Item 5.  Other Information.
         -----------------

              Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

              (a)  Exhibits
                   --------

                   10.46 Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.47 Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.48 Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.49 Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.50 Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.51 Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D, dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.52 Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   10.53 Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999. (Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated October 15, 1999 (SEC File No. 0-27689) incorporated herein by reference.)

                   27.1 Financial Data Schedule

              (b)  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated June 10, 1999 to disclose a change in its certifying accountant for the fiscal year ended December 31, 1998 and to disclose the resignation of one of its directors.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMDL, Inc.


Dated: November 22, 1999            By: /s/ GARY L. DREHER
                                        --------------------
                                        GARY L. DREHER,
                                        President