Form 10KSB
period 1999-12-31
AMDL INC
filed 2000-03-30
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to __________________.


      Commission File Number

                                   AMDL, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                87-0188822
--------------------------------------------------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

             2492 Walnut Avenue, Suite 100, Tustin, California 92780
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 505-4460
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

      Title of each class                   Name of each exchange on which
      to be so registered                   each class is to be registered
      -------------------                   ------------------------------
              None                                        N/A


Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                          Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 1999 was $82,713.

The market value of the voting stock held by non-affiliates of the issuer as of March 20, 2000 was approximately $2,400,000.

The number of shares of the common stock outstanding as of March 20, 2000 was 1,651,124.

        Documents incorporated by reference:   None.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

        AMDL, Inc. (the "Company") was formed under the laws of the State of Delaware on July 10, 1987 to engage in the business of developing and offering for sale various immunodiagnostic kits for the detection of cancer and other types of diseases. Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit DR-70 to detect the presence of lung cancer. The Company has recently broadened its scope and product line by developing a selection of diagnostic test kits for allergy, autoimmune diseases, cancer, drugs of abuse, fertility, gastrointestinal disease, infectious disease, pregnancy and other immunoassays. The Company is still in the development stage and has not generated significant revenues from product sales. The Company requires substantial additional working capital for continuing research and development, clinical trials for obtaining regulatory approvals and for commercialization and marketing of its products.

        In January 1989, the officers and stockholders of the Company entered into a share exchange agreement (the "Agreement") with California Ventures, Inc. ("CVI") and its officers which provides for the combining of the two companies. CVI was a development stage enterprise located in Colorado that was formed in 1988 for the purpose of engaging in mergers with or acquiring a single or small number of private firms. Under the Agreement, the principal officers/stockholders of the Company exchanged all of their shares of common stock for shares of CVI common stock. Subsequently, the domicile of CVI was changed to Delaware and its name was changed to AMDL, Inc.

        In October 1998 after a meeting and vote of stockholders, the Company amended its Certificate of Incorporation to provide for a one for 20 reverse split of the outstanding shares of its $.001 par value common stock ("Common Stock"). In March 1999, a majority of the Company's stockholders instructed the Company to amend its Certificate of Incorporation to provide for a further one for 10 reverse split of the outstanding shares of Common Stock.

        During the period commencing on February 26, 1999 and ending June 30, 1999, the Company conducted a Regulation D, Rule 504 Offering ("Rule 504 Offering") of Common Stock and sold an aggregate of 1,350,002 shares of Common Stock for cash and cancellation of indebtedness of approximately $1,000,000. In connection with this Rule 504 Offering, the Company also issued an aggregate of 132,653 shares of Common Stock as payment of finders' fees. The shares issued as finders' fees were issued pursuant to Rule 506 under the Securities Act of 1933, as amended (the "1933 Act").

        The total shares sold (exclusive of finder's fees) in the Rule 504 Offering represented approximately 82% of the then issued and outstanding shares of Common Stock as of June 30, 1999 without considering the dilutive effects of an aggregate of 1,127,151 options and warrants. No individual investor who participated in the Rule 504 Offering owns more than 10% of the currently issued and outstanding shares of Common Stock. The total number of purchasers in the Rule 504 Offering was 13 persons, all of whom represented they were accredited investors as that term is defined in Rule 501(a) under the 1933 Act.

        On February 4, 2000, the Company filed a Certificate of Designations with respect to its Series A preferred Stock, $.001 par value per share ("Series A"), which it is currently offering under Rule 506 under the Securities Act of 1933, as amended ("1933 Act"). In the offering, the Company is offering up to $5.5 million of Series A Preferred Stock at $500 per share. Each share of the Preferred Stock is convertible at the option of the shareholder into 250 shares of common stock and all shares of preferred stock shall automatically convert at such time as the common stock is listed for trading on the Nasdaq Small Cap Market or Nasdaq National Market System and a registration statement covering the underlying common stock has been declared effective by the SEC. The Preferred Stock will pay an annual dividend of 8% payable semi-annually in shares of common stock. These shares of common stock will be considered "restricted securities". The Liquidation Preference of the Preferred Stock is

$500 per share. As of the date hereof, the Company has sold 300 shares of Series A Preferred Stock for the gross proceeds of $150,000.

        The Company's executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460.

Business of the Issuer

        Certain terms used herein are defined below in the section "Glossary."

PRODUCTS

        In addition to the proprietary test kits described below, the Company's products include non-proprietary diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others that are sold on an OEM basis. Since its inception, the Company has, however, operated primarily as a research and development company, focusing its operations on the development of in vitro diagnostic testing kits for the detection of various diseases including different types of cancer and Helicobacter Pylori ("H. pylori"), a bacterium associated with gastric and peptic ulcers. The Company's proprietary test kits include the DR-70 for cancer detection and the PyloriProbe for the detection of H. pylori.

        DR-70. The DR-70 is the Company's proprietary diagnostic test kit which the Company believes is capable of detecting at least 13 different common cancers, including cancer of the lungs, breasts, stomach and liver. With just a small amount of blood serum drawn from a patient, the DR-70 uses a common microtiter format familiar to most laboratories in the diagnostic industry to test for the presence of tumors. Management believes that the DR-70 is capable of detecting different types of cancer with a degree of certainty and specificity superior to any other cancer marker now on the market. The Company has received marketing approval from Canada's Health Protection Branch, the Canadian equivalent of the U.S. Food and Drug Administration ("FDA"). DR-70 is not approved by the FDA for marketing and sale in the United States.

        In 1993, a clinical trial protocol for the DR-70 for lung cancer was approved by the Cross Cancer Institute in Edmonton, Alberta, Canada under the auspices of the Alberta Cancer Board. The objective of the clinical trial at the Cross Cancer Institute was to evaluate the sensitivity and specificity of the DR-70 lung cancer tumor-marker and to determine if the level of the tumor-marker correlates with the stage of lung cancer development. In the Cross Cancer Institute clinical trial, 237 patients with newly diagnosed lung cancer and 244 volunteers with no clinical evidence of disease were selected. The DR-70 tumor-marker was measured in blood serum samples collected from both cancer patients and the volunteers. The control group was composed of smokers and non-smokers. The results showed sensitivity of the lung cancer test was 66% and specificity was 92%. The Company believes these results, coupled with data reported in continued studies at the Cross Cancer Institute, demonstrate the value of the DR-70 lung cancer tumor-marker as a diagnostic test for detecting lung cancer. These tests also helped determine the usefulness of DR-70 for monitoring response to treatment and for predicting the recurrence of cancer.

        Recent expanded clinical studies of DR-70 were also conducted in Wuhan, China. The studies determined that the DR-70 immunoassay kit detected a number of different cancers with a high degree of specificity and sensitivity. In these tests, DR-70 was found to have an overall specificity of 95% and an overall sensitivity of 83.8%. Thirteen different types of cancer, including cancers of the lung, stomach, breast, colon, liver, uterus and pancreas were found in the screening process, indicating that DR-70 has significant usefulness as a cancer-screening tool.

        Pylori Probe. Management believes PyloriProbe has several advantages over competitors' test kits including color coded ready-to-use reagents, superior reproducibility, durable breakaway wells, elimination of the calibration curve requirement and significantly lower cost. In August 1998, the Company received clearance from the U.S. Food and Drug Administration ("FDA") to market in the United States its Pylori-Probe diagnostic kit.

        Pylori-Probe is the first and currently the only product manufactured by the Company to be cleared to market in the United States. Due to its lack of working capital, however, the Company has not been able to commence active marketing of this product.

        Onco Chek. Onco Chek is another of the Company's proprietary cancer tumor markers. Onco Chek has been used in pre-clinical trials. The Company has conducted preliminary studies at the University of California, Irvine Medical Center to investigate (i) the general ability of Onco Chek to detect various types of cancer including colon, ovarian, breast, larynx, lung and lymph, and
(ii) to test interference by non-cancer diseases. The Company does not currently expend any resources on the further development of Onco Chek, but may do so in the future.

CURRENT OPERATIONS

        The Company is currently marketing the DR-70 in Canada, Taiwan, Mainland China, Central America, South America, and Africa. The Company's current operations are focused on marketing its existing products in those jurisdictions in which the Company has obtained, or believes it can expeditiously obtain, regulatory approval. The Company has already obtained approval from the Canadian regulatory authorities to market the DR-70 in Canada. Accordingly, the Company intends to enter into agreements with distributors who will market the DR-70 throughout Canada's provinces. The Company will pursue strategic partners for the PyloriProbe test in the U.S. and worldwide.

        The Company currently produces only DR-70 and Pylori Probe and its OEM test kits at its Tustin, California facilities. While sales during the recent past have been primarily from OEM products of other manufacturers, during the next 12 months sales are expected to consist primarily of DR-70 and Pylori Probe.

        In 1999, the Company entered into a non-binding Memorandum of Understanding ("Memorandum") with Union Medical & Pharmaceutical Group/Beijing Union Medical & Pharmaceutical General Corporation ("Union") to establish a joint venture to market, distribute and manufacture the Company's products in China. Pursuant to the Memorandum, Union has agreed to assist the Company in obtaining approval from the Chinese government to import, manufacture and sell the Company's products in China. In an effort to obtain government approval, the board of directors of the Company recently authorized the payment of $50,000 to Union to cover the expenses they expect to incur in conducting clinical trials on the Company's products in China. Once government approval is obtained, the Company and Union intend to enter into a joint venture to promote, market and distribute the Company's proprietary and non-proprietary products throughout China.

        Ultimately, upon the successful introduction of the Company's products into the Chinese market, the Company and Union intend to set up facilities to import the Company's products in bulk and to license the manufacturing of the Company's products in China. The Memorandum, however, is not binding on either party and, accordingly, there can be no assurance that Union will perform any of the acts it has agreed to perform, nor will the Company have any recourse against Union should Union fail to so perform. Accordingly, there can be no assurance that the Company will be able to obtain the necessary governmental approvals to import, manufacture and sell the Company's products in China or that the Company will ever generate any revenues from its efforts in China.

        The Company has recently established distribution in Taiwan and has started shipping product there. The distribution network includes 133 sites nationwide for patients to have blood drawn for the proprietary cancer-screening test, DR-70. Physicians and hospitals in Taiwan can visit the Internet site dr-70.com.tw to obtain information on the test and where to go to have blood drawn for the test.

MARKETING

        In addition to the activities in Canada, China and Taiwan described in "Current Operations" above, the Company's strategy is to provide OEM or private label test kits to under-served international markets through distributor relationships and to domestic markets through relationships with larger diagnostic companies. The Company intends to use the Internet, select journals, and industry trade shows for its marketing activities, subject to the availability of working capital for such endeavors.

        The Company recently regained worldwide marketing rights to the DR-70. In February 1995, the Company and AMDL Canada, Inc., a wholly-owned subsidiary of Briana Bio-Tech, Inc. (a significant stockholder of the Company), had executed a joint venture agreement which led to the formation of ICD, LLC, a Delaware limited liability corporation ("ICD"). ICD was granted the exclusive right to market the DR-70 worldwide, excluding Canada and the United States. The Company retained the marketing rights of the DR-70 for the United States and AMDL Canada retained the marketing rights for Canada.

        In September 1998, AMDL Canada assigned its interest in ICD and its Canadian marketing rights for the DR-70 to JGT Management Services, Ltd. ("JGT"), an unrelated party. In July 1999, JGT and the Company agreed to dissolve ICD and to assign all its marketing rights to the DR-70 back to the Company. As part of this agreement, the Company agreed to make eighteen monthly payments of $750 each to JGT commencing October 1998, in addition to a royalty fee equal to 2.5% of the gross sales of the DR-70 on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003.

        In January 1998, Gary L. Dreher joined the Company as Vice President of Sales and Marketing. Mr. Dreher, with 27 years of biomedical and diagnostic marketing experience has been implementing a marketing strategy that includes identifying and contacting potential worldwide partners for distribution, technology licensing and OEM product arrangements as well as increasing corporate visibility through trade show representation and advertising. In February 1999, Mr. Dreher was elected to serve as the Company's President and CEO. Management believes that when the Company receives additional financing, sales and marketing will be the areas in which most of the Company's resources should be expended. Mr. Dreher provides strategic direction in deployment of those funds.

REGULATION

        The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the FDA as well as the regulations of state agencies and various foreign government agencies.

        DR-70. The Company has not yet submitted an application to the FDA to sell DR-70 in the United States. Due to the absence of sufficient working capital, the Company has no plans at present to pursue FDA approval of the DR-70. Recent FDA regulations will provide an opportunity for the Company to market DR-70 to certain clinical reference laboratories in the United States in 2000 through the use of labeling stating that the product is for research only.

        In June 1995, the Company received approval from the Cross Cancer Institute in Canada to apply for marketing clearance for its DR-70 lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, the Company received marketing clearance from the Health Protection Branch in Canada. In September 1995, the U.S. Food and Drug Administration ("FDA") certified the Company for clearance to export the DR-70 lung cancer tumor-marker diagnostic kit to Canada.

        PyloriProbe. In July 1996, the Company filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe in the United States. In August 1998, the Company received clearance from the FDA to market in the United States its Pylori-Probe diagnostic kit. Pylori-Probe is the first product manufactured by the Company to be cleared to market in the United States.

        The Company has moved to 2492 Walnut Ave. in Tustin and has received certification from the State of California to produce its proprietary products and OEM products at that location. AMDL, Inc. can now begin selling its FDA approved H pylori test, PyloriProbe, in the United States. The Company can also begin selling the DR-70 cancer test, properly labeled as a research only test, in the United States.

        There can be no assurance that the Company will be able to obtain other necessary regulatory approvals or clearances for DR-70 in the United States or for other products developed in the future on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS

        The Company's success depends in part on its ability to obtain United States and foreign patent protection for its products, preserve its trade secrets, and operate without infringing upon the proprietary rights of third parties. The Company has four patent applications pending in the United States with respect to its methodology for detecting the presence of the ring shaped particle and DR-70 tumor-markers as reliable indicators of the presence of cancer. Two of the Company's patents, which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer, have been granted and issued by the United States Patent and Trademark Office. Patents have also been issued directed to this technology in Taiwan, South Africa, Australia, India, New Zealand, the Philippines, Russia, Israel, Korea and Japan.

        There can be no assurance, however, that any additional patents will be issued to the Company or that, if issued, the breadth or degree of protection of these patents will be adequate to protect the Company's interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Further, there can be no assurance that others will not be issued patents which may prevent the sale of the Company's test kits or require licensing and the payment of significant fees or royalties by the Company in order for it to be able to carry on its business. Finally, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company. If the outcome is adverse, it could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease its research and development activities or sales.

COMPETITION

        A large number of companies are in both direct and indirect competition with the Company. Many of these companies are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than the Company. Therefore, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the diagnostic test industry.

        Many major medical device manufacturers including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others are manufacturers or marketers of diagnostic products. The Company is not aware of any efforts currently being devoted to development of products such as the Company's DR-70; however, there can be no assurance that such efforts are not being undertaken without the Company's knowledge. The Company believes that most of the diagnostic products currently manufactured by other companies are complimentary to the DR-70. In addition, such companies could develop products similar to the Company's products which are superior to those of the Company and could also prove to be more successful than the Company in the marketing and manufacturing of their products.

PRODUCT LIABILITY INSURANCE

        The Company currently produces products for clinical studies and for investigational purposes. The Company anticipates producing its products in commercial sale quantities as it receives various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from the Company's products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of the products of the Company, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against the Company, and may have a material adverse effect on the Company by reason of its inability to defend against or pay such claims. The Company is investigating the availability of product liability insurance for its products and intends to obtain product liability coverage, if available, on terms acceptable to the Company. However, there can be no assurance that product liability insurance will be available to the Company on terms that it can afford, or at all, or that the Company will ever obtain such insurance.

EMPLOYEES

        The Company currently has four full-time employees. The Company from time to time supplements its permanent staff with temporary personnel. None of the employees of the Company is represented by a union or is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable. The Company has entered into certain agreements with its employees regarding their services. See Item 10, "Executive Compensation." The Company also utilizes the services of consultants for research, testing and other services.

GLOSSARY OF MEDICAL AND SCIENTIFIC TERMS

ANTIBODY:

An immunoglobulin molecule that has a specific ammo acid sequence by virtue of which it interacts only with the antigen that induced its synthesis in cells of the lymphoid series (especially plasma cells), or with an antigen closely related to it.

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

DR-70:

Refers to DR-70(TM), the name of the Company's lung cancer tumor-marker.

HELICOBACTER PYLORI (H. PYLORI):

A gram-negative, helical shaped bacterium that colonizes the mucus lining of the stomach and is associated with gastric and peptic ulcers.

ONCO CHEK:

Refers to the Company's cancer tumor marker test under investigation but not currently being marketed.

PYLORIPROBE:

Refers to the PyloriProbe, a trademark for the Company's ELISA kit for measuring antibody to Helicobacter pylori. An indicator of infection caused by H. pylori bacteria.

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

ITEM 2.  PROPERTIES

        The Company's offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. The Company has entered into a five year lease for these facilities, with a rental rate of $5,757 per month, including property taxes, insurance and maintenance.

ITEM 3.  LITIGATION

        There have been no legal proceedings to which the Company or any of its officers or directors have been a party or to which the property of the Company has been subject over the last two years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock was listed on the OTC Bulletin Board (OTCBB)under the symbol "AMDD" until August 1999. Since August 1999, the Company's Common Stock has been listed only on the "pink sheets". The Company was delisted from the OTCBB on August 2, 1999 as a result of a change in the filing requirements for listing. Having received confirmation of its Form-10SB to become a fully reporting company from the Securities and Exchange Commission, the Company filed for re-listing on the OTCBB with the NASD, and was re-listed effective March 23, 2000.

        Set forth in the following table are high and low bid quotations for the Company's Common Stock for each quarter during the 1998 and 1999 fiscal years. Where necessary share prices have been adjusted to provide for both the one for 20 reverse split that was effected in October 1998 and the one for 10 reverse split that was effected in March 1999 (i.e. they have been increased 200 times to compare them to current prices). The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

1998
        Quarter Ended                            High Bid              Low Bid
        -------------                            --------              -------
        March 31, 1998                             $26.00               $16.00
        June 30, 1998                              $40.00               $22.00
        September 30, 1998                         $22.00               $18.00
        December 31, 1998                          $ 7.50               $ 2.50

1999
        Quarter Ended                            High Bid              Low Bid
        -------------                            --------              -------
        March 31, 1999                             $ 7.50               $ 7.50
        June 30, 1999                              $ 7.50               $ 0.88
        September 30, 1999                         $ 3.81               $ 1.88
        December 31, 1999                          $ 2.00               $ 1.75


        As of March 20, 2000, there were approximately 800 record holders of the Company's Common Stock.

        The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

        RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 1999, the Company sold unregistered shares of its Common Stock in the following transactions:

        A. Between February 26 and June 30, 1999, the Company conducted a private placement of Common Stock. In the private placement, the Company sold an aggregate of 1,350,002 shares of Common Stock for cash and cancellation of indebtedness totaling approximately $1,000,000. The placement was conducted pursuant to Rule 504 under the 1933 Act. The Company utilized finders in the private placement and issued a total of 132,653 shares of Common Stock as finder's fees. The finder's fee shares were issued pursuant to Section 4(2) of the 1933 Act.

        B. In February 2000, the Company commenced a private placement of shares of its Series A Preferred Stock at a price of $500 per share. As of March 20, 2000, the Company has sold a total of 300 shares of Series A Preferred Stock to two investors for the gross proceeds of $150,000. The issuance was conducted pursuant to Rule 506 under the 1933 Act. The Company utilized finders in the private placement and paid 30 shares of Series A Preferred Stock to the finders in the offering. There was no underwriter involved in this issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

        Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the raising of working capital. For the fiscal year ended December 31, 1999, the Company generated $82,713 in net sales of products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception, including an operating loss of $1,180,888 for the fiscal year ended December 31, 1999. From July 10, 1987 (inception) through December 31, 1999 the Company has had a cumulative loss of $13,520,833.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires significant funding for continued operations, development of its test kits, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $75,867 at December 31, 1999.

        During 1999 the Company conducted a Regulation D, Rule 504 Offering ("Rule 504 Offering") of its Common Stock. As part of the Rule 504 Offering, throughout the year the Company sold 1,350,002 shares of Common Stock (adjusted for a stock split effected March 29, 1999) for cash consideration and cancellation of indebtedness aggregating $825,093 (net of offering costs of $174,907) all of which was received on or before October 12, 1999. . In connection with this Rule 504 offering, the Company also issued an aggregate of 132,653 shares of Common Stock as payment of finders' fees.

        In February 2000, the Company commenced an offering of shares of its Series A Preferred Stock pursuant to Rule 506 under the 1933 Act. In its Rule 506 offering, the Company is offering up to $5,500,000 of its Series A Preferred Stock at a price of $500 per share. As of the date of this report, the Company has sold a total of 300 shares of Series A Preferred Stock and realized gross proceeds of $150,000.

        During most of 1999, the Company suspended production of products due to lack of working capital. The Company resumed production of its products in late 1999.

        In June 1999, the Board of Directors of the Company approved a debt restructuring with certain holders of accrued salaries and other forms of indebtedness. The Company entered into debt restructuring agreements with eight current and former officers, directors and employees of the Company (collectively referred to as the "Holders"). Pursuant to these agreements, the Holders agreed to cancel accrued salaries and other forms of indebtedness totaling $865,357 in exchange for cash consideration in the aggregate amount of $84,412 and warrants to purchase an aggregate of 510,937 shares of Common Stock at an exercise price of $.68 per share (estimated to be the fair market value with a total value of $281,015). The Company recognized an extraordinary gain of $499,930 as a result of this transaction. As of December 31, 1999, $14,069 of the cash payments had not been made and were included in accrued expenses. The amount was paid in full January 2000. The warrants may be exercised at any time prior to July 1, 2004.

        From December 31, 1998 to December 31, 1999, the Company's cash and cash equivalents increased only by $1,301 as a result of suspended operations. As of March 1, 2000, cash is being depleted at the rate of approximately $85,000 per month. The Company is hopeful of obtaining some additional revenues from product sales, but there is no commitment by any person or company for the purchase of any of the Company's products. In the absence of significant sales and profits, the Company believes that its present cash and cash equivalents balances are sufficient only for operations through April 2000. The Company is seeking to raise additional funds to meet its working capital needs principally through the sales of its securities. The Company has just started a private placement of Series A Preferred Stock from which it has received $135,000 of the $5.5 million offering. The Company believes that it needs to raise at least $1,000,000 from its private placement of Series A Preferred Stock in order to fund its operations over the next 12 months. In the event the Company is unable to raise $1,000,000 from the private placement, the Company will be required to raise money from other sources, on whatever terms are available at that time. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be available on terms satisfactory to the Company. The Company can make no prediction as to when, if ever, it will be able to conduct its operations on a profitable basis.

        Total outstanding indebtedness of the Company, including accounts payable, was $480,963 at December 31, 1999. The Company is continuing its efforts to expand its operations, including international market development for the Company's products and obtaining the required regulatory approvals. There can be no assurance, however, as to the success of these efforts, or, if successful, what the cost or terms thereof will be. The report of the Company's independent accountants for the fiscal year ended December 31, 1999 states that due to recurring losses from operations, the absence of significant operating revenues and the Company's limited capital resources, there is substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

        NET REVENUE. During the year ended December 31, 1999, the Company received revenues of $82,713 from product sales compared to revenues from product sales of $155,157 in the prior year period. The Company also realized interest income of $15,739 compared to $32,078 of interest income for the equivalent period in the prior year. The reason for the decrease in product sales was the curtailment of operations during 1999. The decrease in interest income was due to a reduction in available funds for investments.

        RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES. Research and development expenses for the year ended December 31, 1999 were $307,688, a decrease of $379,157 as compared to the $686,845 reported for the year ended December 31, 1998. Expense categories reflecting decreases during 1999 include the research and development expenses associated with the now completed development of the DR-70 test, laboratory expense, and the research and development portion of payroll, reflecting the Company's attempt to reduce these costs. General and administrative expenses declined by $58,552 to $901,455 for the year ended December 31, 1999 as compared to the $960,007 reported for the year ended December 31, 1998 due to curtailment of administrative and product development activities as the Company focused its efforts on the raising of working capital.

        NET LOSS. In 1999, the Company's net loss was $671,725, compared to a net loss of $1,554,405 in 1998, due to the reasons described above and the $499,930 extraordinary gain (see above).

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition, and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report...............................................................F-1

Balance Sheet as of December 31, 1999......................................................F-2

Statements of Operations for the years ended December 31, 1999 and 1998 and for the period from July 10, 1987 (date of inception)
  through December 31, 1999................................................................F-3

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1999 and 1998 and for the period from July 10, 1987
  (date of inception)  through December 31, 1999...........................................F-4

Statements of Cash Flows for the years ended December 31, 1999 and
  1998 and for the period from July 10, 1987 (date of inception)
  through December 31, 1999...............................................................F-13

Notes to Financial Statements ............................................................F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        On July 6, 1999 Arthur Andersen LLP ("Arthur Andersen") and the Company agreed that Arthur Andersen would no longer be retained as the Company's independent accountants for the fiscal year ended December 31, 1998. Accordingly, the client-independent accountant relationship was terminated as of that date. Arthur Andersen's report on the Company's financial statements for the years ended December 31, 1997 and 1996 did not contain any adverse opinion or a disclaimer of opinion, or was not qualified, but contained an explanatory paragraph as to the Company's ability to continue as a going concern. During the Company's fiscal years ended December 31, 1997 and 1996 and subsequent interim periods, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make a reference to the subject matter of the disagreement(s) in connection with its reports.

        On July 7, 1999 a new independent accounting firm, Corbin & Wertz, Irvine, California, was engaged as the Company's independent accountants. During the Company's fiscal years ended December 31, 1997 and 1996 and subsequent interim periods, the Company did not consult Corbin & Wertz regarding (i) either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement or was a reportable event.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company the positions held by them and their ages as of March 20, 2000 are as follows:

             Name                         Age                         Position
             ----                         ---                         --------
William M. Thompson III, Ph.D.             72       Chairman of the Board of Directors

Gary L. Dreher                             53       President, Chief Executive Officer, and Director

Douglas C. MacLellan                       43       Director

Edward R. Arquilla, M.D., Ph.D.            77       Director

Vivian B. Frazier                          39       Chief Financial Officer and Secretary

        Dr. Thompson has been a director of the Company since June 1989. From 1969 to the present, Dr. Thompson has been a practicing General Surgeon in Orange County, California. From 1975 to the present, Dr. Thompson has also served as Vice President for Medical Affairs and as a director of Beech Street in Irvine, California.

        Mr. Dreher joined the Company in January 1998 as Vice President of Sales and Marketing. Mr. Dreher has served as President of the Company and as a member of its board of directors since February 1999. From 1993 to 1997, Mr. Dreher served as President of Medical Market International of Yorba Linda, California, a marketing and management services company he co-founded. From 1991 to 1993, Mr. Dreher served as Vice President of Sales and Marketing for Apotex Scientific of Arlington, Texas, a division of Canada's largest pharmaceutical company. Mr. Dreher also currently serves on the board of directors of Optimum Care Corporation.

        Mr. MacLellan has been a director of the Company since September 1992. From May 1992 to the present, Mr. MacLellan has served as President and Chief Executive Officer of The MacLellan Group, Inc., a privately held financial advisory firm. Since May 1997, Mr. MacLellan has also served as a director and co-founder of Datalex Corporation, a Canadian based millennium software solution provider. From November 1996 to February 1998,

Mr. MacLellan was a member of the Board of Directors and Investment Committee of the Strategic East European Fund. From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PotraCom Wireless, Inc., a publicly held Canadian company engaged in the business of developing and operating cellular and wireless telecommunications ventures. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank. Mr. MacLellan is also currently a member of the Board of Directors of Albion Offset Group, a privately held international trade advisory firm.

        Dr. Arquilla has been a director of the Company since February 1997. From 1959 until 1994, Dr. Arquilla was a full time faculty member in the Department of Pathology at the University of Southern California, the University of California at Los Angeles and the University of California, Irvine, ("UCI"). From 1968 to 1986, Dr. Arquilla also served as Professor and Chair of Pathology at UCI and Chief of Pathology services at the UCI Medical Center.

        Ms. Frazier joined the Company as its Chief Financial Officer in June1999. From 1983 to 1988, Ms. Frazier was with the New York and Irvine offices of Ernst & Whinney. From 1988 to 1993, she served as Controller for two privately held national real estate developers. Except for a 15 month period during 1995 and 1996 when Ms. Frazier returned to public accounting as a Senior Manager for Ernst & Young LLP, for more than the last seven years she has been an independent financial consultant for private clients. Ms. Frazier is a certified public accountant, licensed in California and New York and received her Bachelor of Science degree in accounting from New York University.

        Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company. The Board of Directors has established a Compensation Committee consisting of Dr. Thompson and Mr. MacLellan. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation benefits of employees of the Company. The Board of Directors has also established an Audit Committee consisting of Mr. MacLellan, Dr. Thompson and Mr. Dreher. Mr. MacLellan serves as the Chairman of the Audit Committee.

        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("the commission"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 1999 all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of the Company were complied with.

ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

        CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of the Company's last three fiscal years ended December 31, 1999, 1998 and 1997.

                               Annual Compensation                        Long-Term Compensation
                   -------------------------------------------   ------------------------------------------
                                                                 Restricted   Common Shares
                                                     Other          Stock       Underlying
                                        Annual       Awards        Granted   Options Granted    All Other
Name and Position  Year     Salary      Bonus     Compensation       ($)        (# Shares)     Compensation
-----------------  ----     ------      ------    ------------   ----------  ---------------   ------------
Gary L. Dreher,    1999   $150,000(2)    -0-        6,000(3)         -0-         250,000           -0-
President and      1998   $100,000       -0-       11,791(3)         -0-           1,250           -0-
CEO(1)             1997      N/A         -0-          -0-            -0-           -0-             -0-

That T. Ngo,       1999   $ 37,000(6)    -0-       138,710(7)        -0-         100,000           -0-
President and      1998   $222,000(5)    -0-          -0-            -0-           -0-             -0-
CEO(4)             1997   $222,000       -0-          -0-            -0-           -0-             -0-

-----------------
(1) Mr. Dreher served as Vice President of Sales and Marketing of the Company from January 1998 to February 1999 with an annual salary of $100,000. Effective February 26, 1999, Mr. Dreher became the President and Chief Executive Officer of the Company with an annual salary of $160,000.

(2) At December 31, 1999, $40,000 of Mr. Dreher's salary had been accrued and was owing to him. Effective January 1, 2000, Mr. Dreher's compensation was also raised to $222,000 per annum.

(3) Represents commissions of $5,791 and a car allowance of $6,000 earned by Mr. Dreher in 1998 and a car allowance of $6,000 earned in 1999. At December 31, 1999, $2,179 of the commissions and $6,000 of the car allowances were accrued and owing to Mr. Dreher.

(4) Dr. Ngo resigned from his positions as President and director of the Company effective February 26, 1999.

(5) Although Dr. Ngo earned $222,000 in 1998, he was actually paid only $180,500 in 1998. The remaining unpaid portion was eventually canceled in July 1999 as part of the Company's debt restructuring. For a more complete description of the Company's debt restructuring, see Item 12, "Certain Relationships and Related Transactions".

(6) Although Dr. Ngo earned $37,000 in 1999, he was actually paid only $21,062 in 1999. The remaining unpaid portion was eventually canceled on July 1, 1999 as part of the Company's debt restructuring. For a more complete description of the Company's debt restructuring, see Item 12, "Certain Relationships and Related Transactions." Dr. Ngo was engaged as a consultant to the Company on October 1, 1999.

(7) Represents $27,710 of vacation pay paid to Dr. Ngo in 1999 and $111,000 of salary continuation per his employment agreement which was accrued and eventually canceled in July 1999 as part of the Company's debt restructuring. For a more complete description of the Company's debt restructuring, see Item 12, "Certain Relationships and Related Transactions".

                     Option /SAR Grants in Last Fiscal Year

                                         Individual Grants
---------------------------------------------------------------------------------------------------
                                 Number of             % of Total
                                Securities            Options/SARs
                                Underlying             Granted to         Exercise or
                               Options/SARs           Employees in         Base Price    Expiration
      Name                      Granted (#)            Fiscal Year          ($/Sh)          Date
------------------             ------------           ------------        -----------    ----------
Gary Dreher,                     250,000                   65%*                0.68       6/30/04
President and CEO

---------------
* Exclusive of warrants issued on July 1, 1999 for debt restructuring agreements with certain former employees and others.


  Aggregated Options Exercised in Last Fiscal year and Year-End Option Values

                                                              Number of
                                                              Securities
                                                              Underlying
                                                              Unexercised      Value of Unexercised
                                                            Options/SARs at   In-the-Money Option/SARs
                                                               FY-End(#)            at FY-End($)
                                    Acquired      Value     ---------------   ------------------------
                                  on Exercise    Realized    Exercisable/            Exercisable/
    Name                              (#)          ($)       Unexercisable           Unexerciseable
---------------                   -----------    --------   ---------------   ------------------------
Gary Dreher,                           0            0         251,250/0             $267,500/$0(1)
President and CEO

(1) Based on a price of $1.75 per share as quoted on the "pink sheets" on December 31, 1999.

DIRECTOR COMPENSATION

        Certain members of the Board of Directors receive cash compensation for their services. Effective January 1, 1999, until further notice, payment to Directors for their services was suspended. However, the total of $81,000 accrued through June 30, 1999 was canceled in July 1999 as part of the Company's debt restructuring. For a more complete description of the Company's debt restructuring, see Item 12,"Certain Relationships and Related Transactions". Director fees have accrued at a rate of $6,000 per month since July, 1999.

EMPLOYMENT AGREEMENTS

        In January 1998, the Company entered into a two year employment agreement with Gary L. Dreher to serve as Vice President of Sales and Marketing. That agreement terminated by its own terms when Mr. Dreher assumed the positions of President and Chief Executive Officer of the Company in February 1999. However, pursuant to that January 1998 employment agreement, Mr. Dreher received options to purchase up to 1,250 shares of the Company's Common Stock at the exercise price of $28.00 per share exercisable until December 2002. The options vest in installments of 157 each at the end of each of the eight calendar quarters after January 1, 1998. On November 23, 1999, the Company entered into a new employment agreement with Mr. Dreher. The agreement, which has a term of five years, provides for an annual base salary of $222,000 effective January 1, 2000. Among other provisions, the agreement also provides for an annual cash bonus for the years 2000 through 2003 subject to meeting certain sales goals. The annual bonus is to be computed as the difference between the average bid price of the Company's common stock and $0.68 multiplied by 100,000, but not to exceed 10% of net sales of the Company during the year in which the bonus was earned. The average bid price for a given year is equal to the average of the bid prices for the Common Stock on the 15th and 30th day of each month for the months July through December for each bonus year.

INDEMNIFICATION OF DIRECTORS

        As permitted by Section 145 of the Delaware General Corporation Law, the Company's certificate of incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by
Section 145 of the Delaware General Corporation Law, the Company's bylaws provide that it may, in its discretion, indemnify its directors, officers, employees and agents and persons serving in these capacities in other business enterprises at its request, to the fullest extent permitted by Delaware law. The Company's bylaws also allow it to advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

        The Company's policy is to enter into indemnification agreements with each of its directors and officers that provide the maximum indemnity allowed to directors and officers by Section 145 of the Delaware General Corporation Law and the bylaws as well as additional procedural protections.

        The indemnification provisions in the bylaws and the indemnification agreements the Company enters into with its directors and officers may be sufficiently broad to permit indemnification of its directors and officers for liabilities arising under the U.S. federal securities laws. However, the Company is aware that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed under the U.S. federal securities laws and is therefore unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 20, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                                Number of           Percentage
Name and Address(1)                              Shares               Owned
-------------------                             ----------          ----------
William M. Thompson III, M.D.                   203,807(2)             8.0%
Douglas C. MacLellan                             69,083(3)             2.7%
Gary L. Dreher                                  551,350(4)            21.8%
Edward R. Arquilla, M.D., Ph.D.                  57,633(5)             2.3%
Vivian B. Frazier                                    --(6)               --
All Directors and Officers
  as a group (5 persons)                        881,873               34.8%

------------------
(1)  Address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2) Includes 188,283 shares of Common Stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share and 15,000 shares of Common Stock issuable upon the exercise of options at $1.75 per share.

(3) Includes 53,583 shares of Common Stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share and 15,000 shares of Common Stock issuable upon the exercise of options at $1.75 per share.

(4) Includes 1,250 shares of Common Stock issuable upon the exercise of currently outstanding options at an exercise price of $28.00 per share, 250,000 shares of Common Stock issuable upon the exercise of options at $0.68 per share, and 300,000 shares of Common Stock issuable upon the exercise of options at $1.75 per share.

(5) Includes 42,333 shares of Common Stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share and 15,000 shares of Common Stock issuable upon the exercise of options at $1.75 per share.

(6) Does not include options to purchase up to 15,000 shares of Common Stock issuable upon the exercise of outstanding options that are subject to vesting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CANCELLATION OF INDEBTEDNESS

        In June 1999, the Board of Directors of the Company approved a debt restructuring with certain holders of accrued salaries and other forms of indebtedness. The Company entered into debt restructuring agreements with eight current and former officers, directors and employees of the Company (collectively referred to as the "Holders"). Pursuant to these agreements, the Holders agreed to cancel accrued salaries and other forms of indebtedness totaling $865,357 in exchange for cash consideration in the aggregate amount of $84,412 and warrants to purchase an aggregate of 510,937 shares of Common Stock at an exercise price of $.68 per share (estimated by the Company to be the fair market value with a total value of $281,015). As of December 31, 1999, $14,069 of the cash payments had not been made and were included in accrued expenses. The amount was paid in full January 2000. The Company recognized an extraordinary gain of $499,430 as a result of this transaction. The warrants may be exercised at any time commencing on July 1, 1999 and expiring on July 1, 2004.

LICENSING AGREEMENTS

        In February 1995, the Company and AMDL Canada, Inc. ("AMDL Canada"), a Canadian corporation and a wholly-owned subsidiary of Briana Bio-Tech, Inc., executed a joint venture agreement forming ICD, L.L.C. ("ICD"), to pursue worldwide marketing (excluding Canada and the United States) of DR-70. During 1998, the Company entered into an agreement with AMDL Canada to dissolve the ICD joint venture and assign their respective worldwide marketing rights, excluding those to the United States and Canada, to JGT Management Services, Inc. ("JGT"). Pursuant to the agreement, the Company agreed to make eighteen monthly payments of $750 to JGT commencing October 1998, in addition to a royalty fee equal to 2.5% of gross sales on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Index to Exhibits

Exhibit No.
-----------
3.1     Certificate of Incorporation of the Company(1)

3.2     Bylaws of the Company(2)

3.3     Certificate of Amendment(3)

4.1     Specimen of Common Stock Certificate (12)

4.2     Certificate of Designations

10.1    Amendments to License Agreement between the Company and AMDL Canada,
        Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)

10.2    Option for Marketing Rights between the Company and Biotech Marketing
        Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)

10.2(a)   Second Amendment between the Company and Biotech Marketing Group,
          Inc., dated February 4, 1991(2)

10.3      Agreement between the Company and AMDL Canada, Inc., dated January 21,
          1992(2)

10.4      The Company's 1988 Incentive Stock Option Plan(4)

10.5      The Company's 1992 Stock Option Plan(2)

10.6      Research Agreement between the Company, The Alberta Cancer Board and
          AMDL Canada, Inc., dated September 10, 1991(2)

10.7 Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)

10.8 Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)

10.9 Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)

10.10 Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

10.11 Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)

10.12     Contract for Performance of Services between the Company and Glen R.
          Justice, M.D., dated May 15, 1991, as amended by letter dated May 26,
          1992(2)

10.13     Contract for Performance of Services between the Company and Sally Ann
          Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)

10.14     Employment Agreement between the Company and Edward L. Stephen, D.V.M.
          dated January 15, 1993(5)

10.15     Employment Agreement between the Company and William M. Thompson III,
          M.D., dated February 22, 1993(5)

10.16     Employment Agreement between the Company and Harry Berk, dated March
          10, 1993(5)

10.17     The Company's 1994 Stock Option Plan (6)

10.18 Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)

10.19     Assignment Agreement between Roger Lallone, doing business as
          Brookwood Biomedical, and the Company dated December 22, 1993(6)

10.20     Employment Agreement between the Company and That T. Ngo, dated June
          1, 1994(7)

10.21     Employment Agreement between the Company and Robert R. Guerrero, dated
          September 1, 1994(7)

10.22     Employment Agreement between the Company and Harry R. Berk, dated
          January 3, 1995(7)

10.23     Operating Agreement of ICD, L.L.C.(7)

10.24     Letter Agreement between the Company and Banana Bio-Tech, Inc. and
          Canada, Inc., dated February 7, 1995(7)

10.25     Sub-Lease Agreement between UniSyn Technologies, Inc., and the
          Company, dated February 1995, regarding the premises located at 14272
          Franklin Avenue, Tustin, California(7)

10.26     Nonstatutory Stock Option Agreement between the Company and Donald E.
          Rounds, dated March 16, 1994(7)

10.27     The Company's Stock Bonus Plan(8)

10.28     Form of International Distribution Agreement of ICD, L.L.C.(8)

10.29     Employment Agreement between the Company and Harry Berk, dated January
          1, 1996(8)

10.30     Form of Accrued Salary Payment Agreement between the Company and
          Various Employees and Former Employees dated September 20, 1996(9)

10.31     Employment Agreement between the Company and That T. Ngo, dated
          October 1, 1996(7)

10.32     Employment Agreement between the Company and Ronald J. Moore, dated
          October 23, 1996(9)

10.33     Employment Agreement between the Company and Harry Berk, dated January
          1, 1997(9)

10.34     Employment Agreement between the Company and Donald C. Swanson, dated
          May 5, 1997(10)

10.35     Employment Agreement between the Company and Gary L. Dreher, dated
          January 15, 1998(10)

10.36     Salary Continuation Agreement between the Company and That T. Ngo,
          Ph.D., dated May 21, 1998(11)

10.37     Salary Continuation Agreement between the Company and Thomas V.
          Tilton, dated May 21, 1998(11)

10.38 Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)

10.39 Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)

10.40     Agreement between the Company and William M. Thompson, M.D., dated May
          21, 1998(11)

10.41     Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated
          July 1, 1998 (11)

10.42     Agreement Relating to Salary deferral between the Company and Thomas
          V. Tilton, dated July 1, 1998(11)

10.43     Agreement Relating to Salary deferral between the Company and Harry
          Berk, dated July 1, 1998(11)

10.44 Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated
          February 17, 1999. (12)

10.45     The Company's 1999 Stock Option Plan. (12)

10.46 Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999. (12)

10.47 Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999. (12)

10.48 Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999. (12)

10.49 Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999. (12)

10.50 Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999. (12)

10.51 Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D, dated July 1, 1999. (12)

10.52 Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999. (12)

10.53 Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999. (12)

10.54     Employment Agreement of Gary L. Dreher dated November 23, 1999.

10.55     Consulting Agreement with That T. Ngo dated October 1, 1999.

10.56 Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated
          February 9, 2000.

21.1      Subsidiaries(9)

27.1      Financial Data Schedule

-----------------------------
 (1) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1989.

 (2) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1991.

 (3) Incorporated by reference to the Company's Report on Form 10-QSB for the period ended September 30, 1998.

 (4) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1990.

 (5) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1992.

 (6) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1993.

 (7) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1994.

 (8) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1995.

 (9) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1996.

(10) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1997.

(11) Incorporated by reference to the Company's Report on Form 10-QSB for the period ended June 30, 1998.

(12) Incorporated by reference to the Company's Registration Statement on Form 10-SB dated October 15, 1999.

(b) Reports on Form 8-K

There were no reports on Form 8-K

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...............................................................F-1

Balance Sheet as of December 31, 1999......................................................F-2

Statements of Operations for the years ended December 31, 1999 and 1998 and for the period from July 10, 1987 (date of
  inception) through December 31, 1999.....................................................F-3

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1999 and 1998 and for the period from July 10, 1987
  (date of inception)  through December 31, 1999...........................................F-4

Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from July 10, 1987 (date of inception)
  through December 31, 1999...............................................................F-13

Notes to Financial Statements ............................................................F-15

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
  AMDL, Inc.

We have audited the accompanying balance sheet of AMDL, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1999 and for the period from July 10, 1987 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 and for the period from July 10, 1987 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            CORBIN & WERTZ


Irvine, California
February 29, 2000

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1999



                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $     75,867
   Accounts receivable, net of allowance for
       doubtful accounts of $4,000                                       15,401
   Prepaid expenses                                                       5,757
   Other current assets                                                   3,250
                                                                   ------------

        Total current assets                                            100,275

Other assets                                                              5,758
                                                                   ------------

                                                                   $    106,033
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                   $     25,000
   Accounts payable and accrued expenses                                325,845
   Accrued payroll and related expenses                                 124,318
   Customer deposit                                                       5,800
                                                                   ------------
        Total current liabilities                                       480,963
                                                                   ------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, 10,000,000 shares authorized; no
    shares issued or outstanding                                             --
   Common stock, $.001 par value; 50,000,000 shares
    authorized; 1,651,124 shares issued and outstanding                   1,651
   Additional paid-in capital                                        13,144,252
   Deficit accumulated during development stage                     (13,520,833)
                                                                   ------------
        Total stockholders' deficit                                    (374,930)
                                                                   ------------

                                                                   $    106,033
                                                                   ============


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS



                                                                                     July 10, 1987
                                                                                      (Date of
                                                          Years Ended                 Inception)
                                                ------------------------------         Through
                                                December 31,      December 31,       December 31,
                                                    1999              1998              1999
                                                -----------       ------------       ------------
Revenues                                        $    82,713       $    155,157       $    280,306

Cost of sales                                        54,458            124,857            202,354
                                                -----------       ------------       ------------

        Gross profit                                 28,255             30,300             77,952
                                                -----------       ------------       ------------

Operating expenses:
   Research and development                         307,688            686,845          6,888,171
   General and administrative                       901,455            960,007          8,582,160
                                                -----------       ------------       ------------
                                                  1,209,143          1,646,852         15,470,331
                                                -----------       ------------       ------------

Loss from operations                             (1,180,888)        (1,616,552)       (15,392,379)
                                                -----------       ------------       ------------

Other income (expense):
   Interest expense                                  (6,506)           (27,331)          (594,853)
   Interest income                                   15,739             32,078            257,533
   Other                                                 --             57,400          1,708,936
                                                -----------       ------------       ------------
                                                      9,233             62,147          1,371,616
                                                -----------       ------------       ------------

Net loss before extraordinary item               (1,171,655)        (1,554,405)       (14,020,763)
                                                -----------       ------------       ------------

Extraordinary item:
   Gain on forgiveness of debt                      499,930                 --            499,930
                                                -----------       ------------       ------------
        Net loss                                $  (671,725)      $ (1,554,405)      $(13,520,833)
                                                ===========       ============       ============

Basic and diluted loss available to common shareholders per common share:

   Net loss before extraordinary item           $     (1.64)             (9.21)
   Extraordinary item                           $      0.70                 --
                                                -----------       ------------
                                                $     (0.94)             (9.21)
                                                ===========       ============

Weighted average common shares outstanding          713,831            168,775
                                                ===========       ============


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                       DEFICIT
                                                                    COMMON STOCK                     ACCUMULATED
                                                  COMMON STOCK       SUBSCRIBED        ADDITIONAL    DURING THE
                                                 ---------------  ----------------      PAID-IN      DEVELOPMENT
                                                 SHARES   AMOUNT  SHARES    AMOUNT      CAPITAL         STAGE           TOTAL
                                                 ------   ------  ------    ------     ----------    ------------     ---------
Balance, July 10, 1987 (date of inception)          --    $ --      --      $  --       $    --       $     --        $      --

Common stock issued                                  6      --       --         --         1,275             --           1,275
Net loss                                            --      --       --         --            --        (37,323)        (37,323)
                                                ------    ----     ----      -----      --------      ---------       ---------

Balance, December 31, 1988                           6      --       --         --         1,275        (37,323)        (36,048)

Restatement due to merger                       44,326      44       --         --        55,748             --          55,792
Common stock issued                              6,739       7       --         --        56,335             --          56,342
Net loss                                            --      --       --         --            --       (241,479)       (241,479)
                                                ------    ----      ---      -----      --------      ---------       ---------

Balance, December 31, 1989                      51,071      51       --         --      $113,358       (278,802)       (165,393)


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                       DEFICIT
                                                                    COMMON STOCK                     ACCUMULATED
                                                  COMMON STOCK       SUBSCRIBED        ADDITIONAL    DURING THE
                                                 ---------------  ----------------      PAID-IN      DEVELOPMENT
                                                 SHARES   AMOUNT  SHARES    AMOUNT      CAPITAL          STAGE          TOTAL
                                                 ------   ------  ------    ------     ----------    ------------     ----------
Common stock issued for cash at $96.73            2,255       2      --       --         218,125            --        218,127
Common stock issued at $50.00 to three
  officers in lieu of salary                      1,500       2      --       --          74,998            --         75,000
Common stock issued for services at $200.00         150      --      --       --          30,000            --         30,000
Common stock issued for services at $100.00          70      --      --       --           7,000            --          7,000
Common stock issued for cash at $50.00            1,150       1      --       --          57,499            --         57,500
Common stock issued at $8.00 to a member
  of the board of directors                         450      --      --       --           3,600            --          3,600
Common stock issued for cash at $8.00                75      --      --       --             600            --            600
Common stock issued for services at $50.00        2,500       3      --       --         124,997            --        125,000
Common stock issued for consulting
  services at $200.00                               250      --      --       --          50,000            --         50,000
Net loss                                             --      --      --       --              --      (107,415)      (107,415)
                                                 ------    ----    ----     ----         -------      --------       --------

Balance, December 31, 1990                       59,471      59      --       --         680,177      (386,217)       294,019


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                            DEFICIT
                                                                         COMMON STOCK                     ACCUMULATED
                                                       COMMON STOCK       SUBSCRIBED        ADDITIONAL     DURING THE
                                                     ---------------  ----------------      PAID-IN       DEVELOPMENT
                                                     SHARES   AMOUNT  SHARES    AMOUNT      CAPITAL          STAGE          TOTAL
                                                     ------   ------  ------    ------     ----------     -----------     ----------
Common stock issued for consulting services
  at $24.00                                             250      --      --        --          6,000              --          6,000
Common stock issued at $50.00 for payment
  of loan                                                50      --      --        --          2,500              --          2,500
Net loss                                                 --      --      --        --             --      (1,044,395)    (1,044,395)
                                                     ------    ----    ----      ----      ---------      ----------     ----------

Balance, December 31, 1991                           59,771      59      --        --        688,677      (1,430,612)      (741,876)

Common stock issued in exchange for notes
  payable and accrued interest at $50.00              6,815       7      --        --        340,749              --        340,756
Exercise of warrants at $0.20                             7      --      --        --              1              --              1
Exercise of warrants at $99.90                          286      --      --        --         28,570              --         28,570
Common stock issued to related party pursuant
  to private placement at $178.80                     3,200       3      --        --        572,157              --        572,160
Warrants issued in connection with debt offering         --      --      --        --        312,000              --        312,000
Warrants issued for services                             --      --      --        --        518,285              --        518,285
Net loss                                                 --      --      --        --             --      (2,083,984)    (2,083,984)
                                                     ------    ----    ----      ----      ---------      ----------     ----------

Balance, December 31, 1992                           70,079      69      --        --      2,460,439      (3,514,596)    (1,054,088)


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                     DEFICIT
                                                                  COMMON STOCK                     ACCUMULATED
                                                COMMON STOCK       SUBSCRIBED       ADDITIONAL     DURING THE
                                               ---------------  ---------------      PAID-IN       DEVELOPMENT
                                               SHARES   AMOUNT  SHARES   AMOUNT      CAPITAL          STAGE            TOTAL
                                               ------   ------  ------   ------     ----------     -----------       ----------
Common stock issued to related party and
  others pursuant to a private placement
  at $178.80                                    7,391       7      --      --        1,321,484              --        1,321,491
Exercise of warrants at $178.57                    56      --      --      --           10,000              --           10,000
Common stock issued in exchange for notes
  payable and accrued interest at $178.76       1,216       1      --      --          217,377              --          217,378
Net loss                                           --      --      --      --               --      (1,348,254)      (1,348,254)
                                               ------    ----    ----    ----        ---------      ----------       ----------

Balance, December 31, 1993                     78,742      77      --      --        4,009,300      (4,862,850)        (853,473)


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                        DEFICIT
                                                                    COMMON STOCK                      ACCUMULATED
                                                  COMMON STOCK       SUBSCRIBED      ADDITIONAL       DURING THE
                                                 ---------------  ----------------    PAID-IN         DEVELOPMENT
                                                 SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL           STAGE           TOTAL
                                                 ------   ------  ------    ------   ----------       -----------     ----------
Common stock issued to related party pursuant
  to a private placement at $178.80                2,500      3     --        --       446,997                --         447,000
Exercise of warrants at $50.00                       750      1     --        --        37,499                --          37,500
Common stock issued to creditors at $178.72          794      1     --        --       141,901                --         141,902
Exercise of options at $10.00                      2,675      3     --        --        26,747                --          26,750
Exercise of options at $200.00                        80     --     --        --        16,000                --          16,000
Common stock issued for note payable and
  accrued interest at $176.64                      1,730      2     --        --       305,593                --         305,595
Exercise of warrants at $200.00                      200     --     --        --        40,000                --          40,000
Common stock issued to related party pursuant
  to a private placement at $50.00                   900      1     --        --        44,999                --          45,000
Net loss                                              --     --     --        --            --        (1,604,589)     (1,604,589)
                                                  ------   ----   ----      ----     ---------        ----------      ----------

Balance, December 31, 1994                        88,371     88     --        --     5,069,036        (6,467,439)     (1,398,315)


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                         DEFICIT
                                                                      COMMON STOCK                     ACCUMULATED
                                                    COMMON STOCK       SUBSCRIBED        ADDITIONAL    DURING THE
                                                   ---------------  ----------------      PAID-IN      DEVELOPMENT
                                                   SHARES   AMOUNT  SHARES    AMOUNT      CAPITAL         STAGE          TOTAL
                                                   ------   ------  ------    ------     ----------    ------------    ----------
Common stock issued for cash at $50.00               5,000      5       --         --      249,995             --         250,000
Exercise of warrants at $90.00                       2,500      2       --         --      224,998             --         225,000
Common stock issued for cash at $60.00               5,000      5       --         --      299,995             --         300,000
Exercise of warrants at $100.00                      2,500      3       --         --      249,997             --         250,000
Exercise of warrants at $196.74                        164     --       --         --       32,266             --          32,266
Exercise of options at $10.00                          325     --       --         --        3,250             --           3,250
Common stock issued for cash at $150.38                665      1       --         --       99,999             --         100,000
Exercise of warrants at $50.00                          50     --       --         --        2,500             --           2,500
Common stock issued for cash at $80.00               3,750      4       --         --      299,996             --         300,000
Common stock issued in exchange for convertible
  notes payable and accrued interest at $50.00       2,716      3       --         --      135,808             --         135,811
Common stock subscribed at $120.00                      --     --    2,500    300,000           --             --         300,000
Net loss                                                --     --       --         --           --     (1,457,470)     (1,457,470)
                                                   -------   ----    -----    -------    ---------     ----------      ----------

Balance, December 31, 1995                         111,041    111    2,500    300,000    6,667,840     (7,924,909)       (956,958)


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                        DEFICIT
                                                                   COMMON STOCK                        ACCUMULATED
                                                 COMMON STOCK       SUBSCRIBED          ADDITIONAL     DURING THE
                                                ---------------  -------------------     PAID-IN       DEVELOPMENT
                                                SHARES   AMOUNT  SHARES      AMOUNT       CAPITAL        STAGE         TOTAL
                                                ------   ------  ------     --------    ----------     -----------   ----------
Common stock issued for cash at $70.00          22,500     23        --           --     1,574,977            --      1,575,000
Common stock issued for cash at $80.00           5,000      5        --           --       399,995            --        400,000
Common stock issued for cash at $95.00          20,000     20        --           --     1,899,980            --      1,900,000
Exercise of warrants at $124.00                  5,625      5        --           --       697,495            --        697,500
Common stock issued for cash at $70.00           2,500      2        --           --       174,998            --        175,000
Exercise of warrants at $49.53                      53     --        --           --         2,625            --          2,625
Exercise of warrants at $49.74                      98     --        --           --         4,875            --          4,875
Common stock issued to various creditors
  at $178.36                                       151     --        --           --        26,933            --         26,933
Common stock issued at $50.02 for converted
  notes payable and accrued interest               682      1        --           --        34,114            --         34,115
Warrants issued for services                        --     --        --           --       115,330            --        115,330
Common stock subscribed at $120.00                  --     --    (2,500)    (300,000)      300,000            --             --
Net loss                                            --     --        --           --            --    (1,622,380)    (1,622,380)
                                               -------   ----    ------     --------    ----------    ----------     ----------

Balance, December 31, 1996                     167,650    167        --           --    11,899,162    (9,547,289)     2,352,040


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                         DEFICIT
                                                                       COMMON STOCK                    ACCUMULATED
                                                    COMMON STOCK        SUBSCRIBED       ADDITIONAL     DURING THE
                                                  -----------------  ----------------     PAID-IN      DEVELOPMENT
                                                   SHARES   AMOUNT   SHARES    AMOUNT     CAPITAL         STAGE          TOTAL
                                                  --------   ------  ------    ------    ----------    ------------    ----------
Exercise of warrants at $50.00                        500       1      --         --         24,999              --        25,000
Common stock issued for services at $34.0             500       1      --         --         16,999              --        17,000
Common stock issued as settlement with former
  option holder                                       125      --      --         --          2,125              --         2,125
Net loss                                               --      --      --         --             --      (1,747,414)   (1,747,414)
                                                  -------    ----    ----       ----     ----------     -----------    ----------

Balance, December 31, 1997                        168,775     169      --         --     11,943,285     (11,294,703)      648,751

Warrants issued for services                           --      --      --         --         19,548              --        19,548
Options issued for consulting services                 --      --      --         --          5,294              --         5,294
Net loss                                               --      --      --         --             --      (1,554,405)   (1,554,405)
                                                  -------    ----    ----       ----     ----------     -----------    ----------

Balance, December 31, 1998                        168,775     169      --         --     11,968,127     (12,849,108)     (880,812)


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                                         DEFICIT
                                                                     COMMON STOCK                      ACCUMULATED
                                                COMMON STOCK          SUBSCRIBED          ADDITIONAL    DURING THE
                                             ------------------    -----------------       PAID-IN      DEVELOPMENT
                                              SHARES     AMOUNT    SHARES     AMOUNT       CAPITAL         STAGE         TOTAL
                                             ---------   ------    ------     ------     -----------    -----------    ---------
Common stock issued for cash at $0.15,
  net of offering costs of $15,155             100,000      100       --         --          134,745             --      134,845
Common stock issued for cash at $0.68,
  net of offering costs of $159,752          1,382,655    1,382       --         --          688,866             --      690,248
Options issued for consulting services              --       --       --         --           71,499             --       71,499
Warrants issued in debt/equity settlement           --       --       --         --          281,015             --      281,015
Adjustment for fractional shares
  in stock splits                                 (306)      --       --         --               --             --           --
Net loss                                            --       --       --         --               --       (671,725)    (671,725)
                                             ---------   ------     ----       ----      -----------   ------------    ---------

Balance, December 31, 1999                   1,651,124   $1,651       --       $ --      $13,144,252   $(13,520,833)   $(374,930)
                                             =========   ======     ====       ====      ===========   ============    =========


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                                                            July 10, 1987
                                                                                              (Date of
                                                                   Years Ended                Inception)
                                                         -----------------------------         Through
                                                         December 31,     December 31,       December 31,
                                                             1999            1998               1999
                                                         -----------      ------------      ------------
Cash flows from operating activities
    Net loss                                              $(671,725)      $(1,554,405)      $(13,520,833)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                            --                --            497,743
        Amortization of deferred interest                        --                --            312,000
        Common stock issued for services                         --                --            312,541
        Warrants and options issued for services             71,499            24,842            757,870
        Equity loss in investment in SAM                         --             7,500              7,500
        Gain on forgiveness of debt                        (499,930)               --           (499,930)
        Changes in operating assets and liabilities:
           Accounts receivable, net                          (4,802)          (10,599)           (15,401)
           Prepaid expenses                                  (5,757)               --             (5,757)
           Other current assets                              (3,250)               --             (3,250)
           Other assets                                       2,105                --             (5,758)
           Accounts payable and accrued expenses             23,411            92,273            266,432
           Accrued payroll and related expenses             262,322            52,685            989,676
           Customer deposit                                   2,335           (28,770)             5,800
                                                          ---------       -----------       ------------

    Net cash used in operating activities                  (823,792)       (1,416,474)       (10,901,367)
                                                          ---------       -----------       ------------

Cash flows from investing activities:
    Purchase of equipment                                        --                --           (225,930)
    Expenditures for patents                                     --                --           (154,682)
    Investment in SAM                                            --            (7,500)            (7,500)
                                                          ---------       -----------       ------------

    Net cash used in investing activities                        --            (7,500)          (388,112)
                                                          ---------       -----------       ------------


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



Cash flows from financing activities:
    Borrowings (repayments) under notes payable, net          --             --           59,115
    Repayments under capital lease obligation                 --             --         (116,676)
    Proceeds from issuance of common stock,
      net of offering costs of $174,907                  825,093             --       11,365,840
    Net effect of merger with CVI                             --             --           57,067
                                                        --------    -----------     ------------

    Net cash provided by financing activities            825,093             --       11,365,346
                                                        --------    -----------     ------------

Net change in cash and cash equivalents                    1,301     (1,423,974)          75,867

Cash and cash equivalents at beginning of period          74,566      1,498,540               --
                                                        --------    -----------     ------------

Cash and cash equivalents at end of period              $ 75,867    $    74,566     $     75,867
                                                        ========    ===========     ============

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest              $     --    $        --     $    561,016
                                                        ========    ===========     ============

    Cash paid during the year for taxes                 $    800    $       800     $     10,400
                                                        ========    ===========     ============

Supplemental schedule of non-cash investing and financing activities:

        See related notes to financial statements for non-cash investing and financing activities.


                See independent auditors' report and accompanying
                         notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                               NATURE OF BUSINESS

        AMDL, Inc. (formerly Advanced Medical Diagnostic, Ltd.) (the "Company") was incorporated July 10, 1987, in the state of Delaware; however, no financial activity occurred until 1988.

        Since inception, the Company has primarily been engaged in the commercial development of, and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70) to detect the presence of lung and other types of cancer, and its proprietary test kit (Pylori Probe) designed to detect antibodies to H pylori, a bacterium associated with chronic gastritis and ulcers which, if left untreated, may lead to stomach cancer. The Company has recently broadened its scope and product line and has a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy. The Company is in the development stage and has not generated significant revenues from product sales.

        The Company and AMDL Canada, Inc. ("AMDL Canada"), a Canadian corporation and a wholly-owned subsidiary of Briana Bio-Tech, Inc. (a stockholder of the Company), executed a joint venture agreement forming ICD, LLC ("ICD"), to pursue worldwide marketing (excluding Canada and the United States) of DR-70. The operations of ICD during fiscal year 1998 were insignificant and are therefore not consolidated in the accompanying financial statements. Effective September 11, 1998, AMDL Canada assigned its interest in ICD to JGT Management Services, Inc. ("JGT"), an unrelated party. In July 1999 JGT and the Company agreed to dissolve ICD and to assign all marketing rights of DR-70 back to the Company (see Note 3).

                            DEVELOPMENT STAGE COMPANY

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

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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


                               REVENUE RECOGNITION

        Revenue is recognized upon shipment of products to customers.


                                CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.


                    INVESTMENT IN SINO-AMERICAN MEDICAL INC.

        The board of directors authorized the Company to make a $7,500 investment in a newly-formed entity, Sino-American Medical, Inc. ("SAM"). This investment was made in April 1998. One of the Company's employees has been authorized by the board of directors to divide some of his employment time at AMDL for SAM-related activities. Certain office and labor costs were charged to SAM in 1998 and 1999 in the amounts of $11,651 and $14,549 respectively of which, $11,700 is included in Accounts Receivable at December 31, 1999. At September 30, 1998, the Company maintained a 17 percent ownership in SAM. Due to the Company's significant presence at SAM, the investment has been accounted for under the equity method. Among other provisions, the equity method requires the Company to recognize unrealized gains/losses for their proportionate ownership share of the net income/losses of SAM. Unrealized losses are limited to the investment made by the Company in SAM. For the years ended December 31, 1999 and 1998, the Company's proportionate share of the loss in SAM was in excess of $7,500. Accordingly, $7,500 was included in operating expenses on the statement of operations for the year ended December 31, 1998.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


                                    EQUIPMENT

        Equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of 5 years. During the years ended December 31, 1999 and 1998, the Company purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

        Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.


                                     PATENTS

        The Company has expended funds for patents that are in various stages of the filing approval process. During 1999 and 1998, the Company expended approximately $6,900 and $20,000, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.


                         IMPAIRMENT OF LONG-LIVED ASSETS

        During 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 1999.


                    COMMON STOCK ISSUED FOR SERVICES RENDERED

        The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.


                       COMMON STOCK - REVERSE STOCK SPLITS

        In September 1998, the Company's board of directors approved a one-for-twenty reverse stock split. Par value remained at $0.001 per share as a result. In March, 1999 the Company's board of directors approved a one-for-ten reverse stock split. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect both reverse stock splits.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                     ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

        The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 5).


                        BASIC AND DILUTED LOSS PER SHARE

        The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are antidilutive and thus not included in the diluted loss per share calculation.


                                  INCOME TAXES

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.


                                USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


                       FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables, accrued expenses and note payable approximates their estimated fair values due to the short-term maturities of those financial instruments.


                             RISKS AND UNCERTAINTIES

        The Company is a research and development company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.


                                    YEAR 2000

        The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


                                RECLASSIFICATIONS

        Certain reclassifications have been made to the 1998 financial statements in order to conform to classifications used in the current year.


                              COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.


                SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The adoption of SFAS 131 has not materially impacted the Company's financial position or results of operations as the Company currently operates in one segment.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


                  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this SFAS 133 has not materially impacted the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.


                               START UP ACTIVITIES

        The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred. The adoption of this standard has not materially impacted the Company's results of operations, financial position or cash flows

NOTE 2 - INCOME TAXES

        The tax effects of temporary differences that give rise to deferred taxes at December 31, 1999 are as follows:

Deferred tax asset:
   Net operating loss carryforward                             $ 4,867,000
   Expenses recognized for granting of options and warrants        120,000
                                                               -----------

   Total gross deferred tax asset                                4,987,000

Less valuation allowance                                        (4,987,000)
                                                               -----------

   Net deferred tax asset                                      $        --
                                                               ===========

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 2 - INCOME TAXES, CONTINUED

        The valuation allowance increased by approximately $257,000 during the year ended December 31, 1999. No current provision for income taxes for the years ended December 31, 1999 and 1998 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

        The provision for income taxes for fiscal 1999 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                     1999          1998
                                                   ---------     ---------
Computed tax benefit at federal statutory rate     $(228,000)    $(529,000)
State income tax benefit, net of federal effect      (45,000)     (104,000)
Increase in valuation allowance                      257,000       632,000
Other                                                 16,800         1,800
                                                   ---------     ---------

                                                   $     800     $     800
                                                   =========     =========

        As of December 31, 1999 the Company had net operating loss carryforwards of approximately $13,320,000 and $5,081,000 for federal and state income tax reporting purposes, which expire at various dates through 2013 and 2003, respectively.

NOTE 3 - LICENSING AGREEMENTS

        The Company has an agreement to make eighteen monthly payments of $750 to JGT commencing October 1998, in addition to a royalty fee equal to 2.5% of gross sales on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003. During 1999 and 1998 the Company paid $6,000 and $2,250, respectively, in connection with this agreement. As of December 31, 1999, the remaining balance of $5,250 was included in accrued expenses.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 4 - COMMITMENTS


                                 OPERATING LEASE

        The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expires on July 31, 2004 and requires monthly lease payments of $5,757 increasing up to a maximum of $6,373 over the term of the lease. Future minimum commitments under this lease agreement are as follows:

                 Years Ending
                 December 31,
                 ------------
                     2000                                $ 70,188
                     2001                                  72,825
                     2002                                  75,242
                     2003                                  76,473
                     2004                                  44,609
                                                         --------
                                                         $339,337
                                                         ========

        Rent expense was approximately $87,000 and $90,000 for the years ended December 31, 1999 and 1998, respectively.


                              EMPLOYMENT AGREEMENT

        On November 23, 1999, the Company entered into an employment agreement with Gary L. Dreher, president and chief executive officer. The agreement, which has a term of five years, provides for an annual base salary of $222,000 effective January 1, 2000. Among other provisions, the agreement also provides for an annual cash bonus for the years 2000 through 2003 subject to meeting certain sales goals. The annual bonus is to be computed as the difference between the average bid price of the Company's common stock and $0.68 multiplied by 100,000, but not to exceed 10% of net sales of the Company during the year in which the bonus was earned. The average bid price for a given year is equal to the average of the bid prices for the Common Stock on the 15th and 30th day of each month for the months July through December for each bonus year.


                              CONSULTING AGREEMENTS

        The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. Pursuant to the agreements, the Company will pay the consultants varying amounts of cash, options and/or stock for services rendered when capital amounts are raised. During 1999, the Company raised capital pursuant to two of these agreements and paid $174,907 in cash and issued 132,653 shares of common stock (See Note 7).

        Effective October 1, 1999, the Company entered into a one year consulting agreement with its former president to review and analyze new technologies and supervise continued testing of existing products and such other services related to diagnostic technology as the Board of Directors may request for a monthly payment of not to exceed $4,800. As of December 31, 1999, $14,400 was recorded and paid on this contract.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 5 - STOCK-BASED COMPENSATION PLANS

        The Company has previously adopted the 1992 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and key employees of the Company for the purchase of up to 13,113 (adjusted for reverse stock splits in 1999 and 1998) shares of the Company's common stock. Additionally, specific option grants may also be made. Expiration dates for the grants may not exceed 10 years from the date of grant. In October 1994, the Company terminated the Plan. However, 1,900 options (adjusted for reverse stock splits in 1999 and 1998) to purchase common stock were outstanding under the Plan and the Company elected not to cancel these options prior to their expiration dates through April 2002.

        Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 750,000 shares of the Company's common stock. The plan was amended subsequent to December 31, 1999 (see Note 10). The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. Under the terms of the Plan, the Company granted options to purchase 187,058 shares of the Company's common stock under incentive stock option agreements and granted options to purchase 402,941 shares of the Company's common stock under non-qualified stock option agreements. All options granted have an exercise price equal to the fair market value at the date of vest on various dates through June 30, 2002 and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense to be recognized over the vesting period for options issued to directors and consultants during 1999 will be $112,749, of which $71,499 was recognized during the year ended December 31, 1999.

        From time to time, the Company issues stock options pursuant to various agreements and other compensatory arrangements. Under the terms of a consulting agreement with an outside consultant, in 1998, the Company issued options to purchase 250 shares of the Company's common stock at an exercise price equal to the fair market value at the date the option was granted (estimated by the Company to be $26 at January 1, 1998). The option vested on the date of grant and is exercisable through December 31, 2001. Total consulting expense of $5,294 was recognized through December 31, 1998. There were no options issued for services during the year ended December 31, 1999.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 5 - STOCK-BASED COMPENSATION PLANS, CONTINUED

        The following is a status of the stock options outstanding at December 31, 1999 and 1998 and the changes during the years then ended:

                                    1999                       1998
                           ----------------------     ---------------------
                                         WTD AVG                   WTD AVG
                            SHARES       EX PRICE     SHARES       EX PRICE
                           -------       --------     ------       --------
Outstanding,
  beginning of year         24,465       $ 156.48     23,250       $ 164.80

   Granted                 589,999           0.68      1,500          28.00
   Expired/forfeited       (12,500)       (208.70)      (285)       (160.40)
                           -------       --------     ------       --------

Outstanding,
  end of year              601,964       $   2.69     24,465       $ 156.48
                           =======       ========     ======       ========

Exercisable at end
  of year                  436,964       $   3.50     23,805       $ 159.90
                           =======       ========     ======       ========

Wtd avg fair value
  of options granted                     $   0.55                  $  26.00
                                         ========                  ========


11,965 of the options outstanding at December 31, 1999 have exercise prices between $26 and $132, with a weighted average exercise price of $102.24 and a weighted average remaining contractual life of 1.96 years. All of these options are exercisable. The remaining 589,999 options have an exercise price of $0.68 with a weighted average exercise price of $0.68 and a weighted average remaining contractual life of 4.5 years. 424,999 of these options are exercisable.

The fair value of each option granted during 1999 and 1998 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 110 percent, (iii) weighted-average risk-free interest rate of approximately 6.5 percent and 6.25 percent, respectively, and (iv) expected life of 5 years.

Had compensation cost for the Company's 1999 and 1998 options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1999 and 1998 would approximate the pro forma amounts below:

                                        1999                               1998
                            ---------------------------       -------------------------------
                            AS REPORTED       PRO FORMA       AS REPORTED         PRO FORMA
                            ----------       ----------       ------------       ------------
Net loss                    $ (671,725)      $ (833,975)      $ (1,554,405)      $ (1,741,849)
                            ==========       ==========       ============       ============

Basic and diluted loss
  per share                 $    (0.94)      $    (1.17)      $      (9.21)      $     (10.32)
                            ==========       ==========       ============       ============

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



NOTE 6 - WARRANTS

        From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements. During 1999, the Company issued 510,937 warrants in connection with the settlement of accrued payroll and related expenses due to employees and former employees (See Note 9). Total consulting expense of $19,548 was recognized at December 31, 1998 for warrants issued.

        The fair value of each warrant granted during 1999 and 1998 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 110 percent, (iii) weighted-average risk-free interest rate of approximately 6.5 percent and 6.25 percent, respectively, and (iv) expected life of 5 years.

        The following represents a summary of the warrants outstanding for the years ended December 31, 1999 and 1998:

                                             1999                           1998
                                    ----------------------            --------------------
                                                 WTD AVG                          WTD AVG
                                    SHARES       EX PRICE             SHARES      EX PRICE
                                    -------     ----------            ------      --------
Outstanding,
  beginning of year                   1,750     $  92.57               9,445      $ 167.20

    Granted                         510,937         0.68                 750         32.00
    Expired/forfeited                (1,000)     (150.00)             (8,445)      (158.60)
                                    -------     --------              ------      --------

Outstanding, end of year            511,687     $   0.70               1,750      $  92.57
                                    =======     ========              ======      ========

Wgt avg fair value
  of warrants granted                           $   0.55                          $  26.00
                                                ========                          ========

        750 of the warrants outstanding at December 31, 1999 have an exercise price of $32 and a weighted average remaining contractual life of 1.42 years. The remaining 510,937 warrants have an exercise price of $0.68 and a weighted average remaining contractual life of 4.5 years. All the warrants are exercisable at December 31, 1999.

        The outstanding warrants at December 31, 1999 are held by consultants and other service providers, shareholders, and current and former note holders.

NOTE 7 - EQUITY

        During the year ended December 31, 1999, the Company conducted a Regulation D, Rule 504 Offering ("Rule 504 Offering") of the common stock. As part of the Rule 504 Offering, the Company issued 1,482,655 shares of common stock (including 132,653 shares issued to consultants for offering costs) for aggregate cash consideration of $825,093 (net of issuance costs of $174,907).

        The Company is authorized to issue 10,000,000 shares of preferred stock, of which the Board has designated 11,000 shares as Series A Convertible Preferred Stock ("Preferred Stock"). On October 22, 1999 the board of directors approved a private placement of the 11,000 shares of Series A Convertible Preferred Stock at a price of $500 per share. Each share of the Preferred Stock is convertible at the option of the shareholder into 250

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



shares of common stock and all shares of preferred stock shall automatically convert at such time as the common stock is listed for trading on the Nasdaq Small Cap Market or Nasdaq National Market System and a registration statement covering the underlying common stock has been declared effective by the SEC. The Preferred Stock will pay a dividend of 20 shares of common stock twice per year. These shares of common stock will be considered "restricted securities". The Preferred Stock is redeemable at the option of the Company at any time upon thirty days written notice at a redemption price of 110% of the Liquidation Preference plus all accrued and unpaid dividends. The Liquidation Preference of the Preferred Stock is $500 per share. As of December 31, 1999, no shares of preferred stock had been sold or issued (see Note 10).

NOTE 8 - EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                               1999             1998
                                                           -----------       -----------
Numerator for basic and diluted earnings per share:
    Net loss before extraordinary item charged to
      common shareholders                                  $(1,171,655)      $(1,554,405)
    Extraordinary item                                     $   499,930       $
                                                           -----------       -----------

    Net loss                                               $  (671,725)      $(1,554,405)
                                                           ===========       ===========
Denominator for basic and diluted earnings per share:
    Weighted average shares                                    713,831           168,775
                                                           -----------       -----------

Basic and diluted loss per share:
    Net loss before extraordinary item                     $     (1.64)      $     (9.21)
    Extraordinary item                                            0.70                --
                                                           -----------       -----------
    Net loss                                               $     (0.94)      $     (9.21)
                                                           ===========       ===========

NOTE 9 - DEBT/EQUITY SETTLEMENT

        Effective July 1 1999, the Company entered into various mutual release agreements with eight individuals (which consisted of officers, employees and former employees) whereby deferred salaries and other related liabilities in the amount of $865,357 were exchanged for cash payments of $84,412 and warrants to purchase 510,937 shares of the Company's common stock at the fair market value on the date of grant (estimated by the Company to be $.68 per share) totaling $281,015 under SFAS 123 (see Note 6). The Company recognized an extraordinary gain of $499,930 as a result of this transaction. As of December 31, 1999, $14,069 of the cash payments had not been made and were included in accrued expenses. The amount was paid in full in January, 2000.

NOTE 10 - SUBSEQUENT EVENTS

        On January 17, 2000, the board of directors amended the 1999 Stock Option Plan to increase the authorized number of shares of common stock from 750,000 to 1,000,000. The Company also granted 300,000

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              FOR THE PERIOD FROM JULY 10, 1987 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999



non-qualified stock options to the President and CEO of the Company and 45,000 non qualified stock options to various members of the board of directors with an exercise price of $1.75 per share (equal to the market price on that date). The options vested immediately and expire on January 17, 2005. Total SFAS 123 compensation expense to be recognized in 2000 on options granted to board members is $63,900.

        On February 25, 2000, 300 shares of the Series A Preferred Stock were issued for cash consideration of $135,000 (net of issuance cost of $15,000). An additional 30 shares of Series A Preferred Stock were issued to consultants for finders fees.

\
                                   SIGNATURES


        In accordance Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     AMDL, INC.



                                     By:  /s/ Gary L. Dreher
                                         --------------------------------------
                                          Gary L. Dreher
                                          President and Chief Executive Officer


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                                    Title                            Date
          ----------                                    -----                            ----
  /s/   Gary L. Dreher                  President and Chief Executive Officer        March 27, 2000
------------------------------------    and Director (principal executive
        Gary L. Dreher                  officer)


/s/ Vivian B. Frazier                   Chief Financial Officer (principal           March 27, 2000
------------------------------------    financial and accounting officer)
    Vivian R. Frazier


/s/  William M. Thompson III, M.D.      Chairman of the Board                        March 27, 2000
------------------------------------
     William M. Thompson III, M.D.


/s/ Edward R. Arquilla, M.D.            Director                                     March 27, 2000
------------------------------------
    Edward R. Arquilla, M.D.


/s/   Douglas C. MacLellan              Director                                     March 27, 2000
------------------------------------
      Douglas C. MacLellan