Form 10QSB
period 2000-03-31
AMDL INC
filed 2000-05-15
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27689

                                   AMDL, Inc.

        (Exact name of small business issuer as specified in its charter)

          Delaware                                              87-0188822
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


             2492 Walnut Avenue, Suite 100, Tustin, California 92780
                    (Address of principal executive offices)

                                 (714) 505-4460
                           (Issuer's telephone number)


                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

     As of May 12, 2000 the Company had 1,651,124 shares of its $.001 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION




ITEM 1.  Financial Statements                                            PAGE
Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999         2

Unaudited Statements of Operations for the three month
  periods ended March 31, 2000 and 1999 and cumulative
  from July 10, 1987 (date of inception) to March 31, 2000                 3

Unaudited Statements of Cash Flows for the
  three month periods ended March 31, 2000 and 1999 and cumulative
  from July 10, 1987 (date of inception) to March 31, 2000                 4

Notes to Unaudited Financial Statements                                    6

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                                             March 31,              December 31,
                                                                               2000                     1999
                                                                         ------------------      --------------------
                                                                            (Unaudited)               (Audited)
    Current assets
      Cash and cash equivalents                                        $            19,703     $              75,867
      Accounts receivable, net of allowance for doubtful
         accounts of $8,759 and $4,000 at March 31, 2000
         and December 31, 1999, respectively                                        18,342                    15,401
      Other current assets                                                           3,376                     9,007
                                                                         ------------------      --------------------
    Total current assets                                                            41,421                   100,275

      Other assets                                                                   5,758                     5,758
                                                                         ------------------      --------------------

                                                                       $            47,179     $             106,033
                                                                         ==================      ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


    Current liabilities:
      Notes payable                                                    $            25,000    $               25,000
      Accounts payable and accrued expenses                                        324,815                   325,845
      Accrued payroll and related expenses                                         167,904                   124,318
      Customer deposits                                                              5,800                     5,800
                                                                         ------------------     ---------------------
    Total current liabilities                                                      523,519                   480,963
                                                                         ------------------     ---------------------

    Commitments and contingencies

    Stockholders' deficit:
      Preferred stock, $0.001 par value, 10,000,000 shares
       authorized; 330 shares issued and outstanding:                                    -                         -
      Common stock, $0.001 par value; 50,000,000 shares
        authorized; 1,651,124 shares issued and outstanding
        at March 31, 2000 and December 31, 1999.
                                                                                     1,651                     1,651
      Additional paid in capital                                                13,348,308                13,144,252
      Deficit accumulated during development stage                            (13,826,299)              (13,520,833)
                                                                         ------------------     ---------------------
    Total stockholders' deficit                                                  (476,340)                 (374,930)
                                                                         ------------------     ---------------------
                                                                       $            47,179    $              106,033
                                                                         ==================     =====================




See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 JULY 10, 1987
                                                                                             (DATE OF INCEPTION)
                                                        THREE MONTHS ENDED                         THROUGH
                                          MARCH 31, 2000               MARCH 31, 1999           MARCH 31, 2000
                                        ------------------           -----------------         ---------------

Revenues                                 $           2,585          $         14,226          $        282,891

Cost of sales                                        2,006                    12,763                   204,360
                                          ----------------           ---------------           ---------------

Gross profit (loss)                                    579                     1,463                    78,531
                                          ----------------           ---------------           ---------------

Operating expenses:
   Research and development                         66,732                    59,954                 6,954,903
   General and administrative                      238,076                   221,557                 8,820,236
                                          ----------------           ---------------           ---------------
                                                   304,808                   281,511                15,775,139
                                          ----------------           ---------------           ---------------

Loss from operations                              (304,229)                 (280,048)              (15,696,608)
                                          ----------------           ---------------           ---------------

Other income (expense):
   Interest expense                                 (1,765)                   (1,460)                 (596,618)
   Interest income                                     528                       439                   258,061
   Other                                                 -                         -                 1,708,936
                                          ----------------           ---------------           ---------------
                                                    (1,237)                   (1,021)                1,370,379
                                          -----------------          ----------------          ---------------

Net loss before extraordinary item                (305,466)                 (281,069)              (14,326,229)
                                          -----------------          ----------------          ----------------

Extraordinary item:
   Gain on forgiveness of debt                           -                         -                   499,930
                                          ----------------           ---------------           ---------------
         Net income (loss)               $        (305,466)         $       (281,069)         $    (13,826,299)
                                          =================          ===============           ===============

Basic and diluted income (loss)
 per share                               $          (0.19)          $          (1.37)
                                          ================           ===============

Weighted average shares
 outstanding                                     1,651,124                   205,139
                                          ================           ===============



See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                              JULY 10, 1987
                                                                                                        (DATE OF INCEPTION)
                                                                        THREE MONTHS ENDED                       THROUGH
                                                             MARCH 31, 2000         MARCH 31, 1999          MARCH 31, 2000
                                                          -----------------       ----------------   ----------------------
Cash flows from operating activities:
  Net income (loss)                                       $       (305,466)        $     (281,069)   $         (13,826,299)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                            -                     -                   497,743
Amortization of deferred interest                                        -                     -                   312,000
Common stock issued for services                                         -                     -                   312,541
    Warrants and options issued for
      services                                                      69,056                     -                  826,926
    Equity loss in investment in SAM                                     -                     -                    7,500
    Gain on forgiveness of debt                                          -                     -                 (499,930)
    Changes in operating assets and
  liabilities:
Accounts receivable, net                                            (2,941)                4,433                  (18,342)
Prepaid expenses                                                     5,757                     -                        -
Other current assets                                                  (126)                    -                   (3,376)
Other assets                                                             -                     -                   (5,758)
Accounts payable and accrued expenses                               (1,030)               63,750                  265,402
Accrued payroll and related expenses                                43,586                21,547                1,033,262
Customer deposit                                                         -                     -                    5,800
                                                           ---------------       ---------------              -----------

Net cash used in operating activities                             (191,164)             (191,339)             (11,092,531)
                                                           ---------------       ----------------             ------------

Cash flows from investing activities:
Purchase of equipment                                                    -                     -                 (225,930)
Expenditures for patents                                                 -                     -                 (154,682)
Investment in SAM                                                        -                     -                   (7,500)
                                                           ---------------       ---------------              ------------

Net cash used in investing activities                                    -                     -                 (388,112)
                                                           ---------------       ---------------              -----------




See accompanying notes to financial statements.

                                                                                                              JULY 10, 1987
                                                                                                        (DATE OF INCEPTION)
                                                                        THREE MONTHS ENDED                       THROUGH
                                                             MARCH 31, 2000         MARCH 31, 1999          MARCH 31, 2000
                                                          -----------------       ----------------      -------------------
Cash flows from financing activities:
Proceeds from issuance of  common stock                  $               -                135,000       $        11,365,840
Proceeds from issuance of preferred stock,
  net of offering costs of $30,000                                 135,000                      -                   135,000
Borrowings (repayments) under notes
  payable, net                                                           -                      -                    59,115
Repayments under capital lease
  obligation                                                             -                      -                  (116,676)
Net effect of merger with CVI                                            -                      -                    57,067
                                                          ----------------        ---------------        ------------------
    Net cash provided by financing activities                      135,000                135,000                11,500,346
                                                          ----------------        ---------------        ------------------

Net change in cash                                                 (56,164)               (56,339)                   19,703


Cash at beginning of period                                         75,867                 74,566                         -
                                                          ----------------        ---------------        ------------------

Cash at end of period                                    $          19,703       $         18,227       $            19,703
                                                          ================        ===============        ==================


See footnotes for supplemental disclosures of non-cash investing and financing activities.





See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD JULY 10, 1987 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2000


NOTE 1 - MANAGEMENT'S REPRESENTATION
------------------------------------
The financial statements included herein have been prepared by AMDL, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB. The interim results are not necessarily indicative of the results for the full year.

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

The Company hopes to obtain revenues from product sales, but there is no commitment by any party for the purchase of any of the Company's products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - STOCK ISSUANCE
-----------------------
     The Company is authorized to issue 10,000,000 shares of preferred stock, of which the Board has designated 11,000 shares as Series A Preferred Stock ("Preferred Stock"). On October 22, 1999 the board of directors approved a private placement of the 11,000 shares of Series A Preferred Stock at a price of $500 per share. Each share of the Preferred Stock is convertible at the option of the shareholder into 250 shares of common stock and all shares of Preferred Stock shall automatically convert at such time as the common stock is listed for trading on the Nasdaq Small Cap Market or Nasdaq National Market System and a registration statement covering the underlying common stock has been declared effective by the SEC. The Preferred Stock will pay a dividend of 20 shares of common stock twice per year. These shares of common stock will be considered "restricted securities". The Preferred Stock is redeemable at the option of the Company at any time upon thirty days written notice at a redemption price of 110% of the Liquidation Preference plus all accrued and unpaid dividends. The Liquidation Preference of the Preferred Stock is $500 per share. During the period ended March 31, 2000, the Company

                                   AMDL, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                For the Period July 10, 1987 (Date of Inception)
                             Through March 31, 2000


raised $135,000 (net of issuance costs of $30,000) from outside investors and issued 330 shares of preferred stock (including 30 shares issued to consultants for finders' fees).

NOTE 4 - STOCK OPTIONS
----------------------
Effective June 30, 1999, the Company adopted its 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 750,000 shares of the Company's common stock. The exercise price per share under the incentive stock option plan shall not be less than 110% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. On January 17, 2000 the Board of Directors increased the total number of shares issuable under the plan to 1,000,000. In the first quarter of 2000, the Company granted options to its president to purchase 300,000 shares of the Company's common stock and to its outside directors options to purchase an aggregate of 45,000 shares of the Company's common stock. All of these options have an exercise price equal to the fair market value at the date of grant (estimated by the Company to be $1.75 at January 17, 2000), vest immediately and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense to be recognized over the vesting period for options issued to directors is $63,900, all of which was recognized as of March 31, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the raising of working capital. For the three months ended March 31, 2000, the Company generated $2,585 in revenues from the sale of its products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception, including an operating loss of $305,466 for the three months ended March 31, 2000. From July 10, 1987 (inception) through March 31, 2000 the Company has had a cumulative loss of $13,826,299. The Company is has commenced manufacturing of and has received orders for its products. The Company is currently negotiating for the distribution of its products in several Asian, South American, Central American and European countries. Additionally, the Company intends to begin marketing of its DR-70(TM) cancer detection kits in the U.S. under "research use" labeling.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires significant funding for continued operations, development of its test kits, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $19,703 at March 31, 2000.

     From December 31, 1999 to March 31, 2000, the Company's cash and cash equivalents decreased $56,164. In addition, total outstanding indebtedness of the Company, including accounts payable, was $523,519 at March 31, 2000. As of May 1, 2000, cash is being depleted at the rate of approximately $87,000 per month. The Company is hopeful of obtaining additional revenues from product sales, but there is no commitment by any person for the purchase of any of the Company's products. In the absence of significant sales and profits, the Company shall seek to raise additional funds to meet its working capital needs principally through the sales of its securities. The Company has started a $5.5 million private placement of shares of its Series A Preferred Stock. To date, the Company has received $135,000 from the sale of its Series A Preferred Stock in this offering. The Company believes that it needs to raise at lease $1,000,000 from its private placement of Series A Preferred Stock in order to fund its operations for the rest of the calendar year 2000. In the event the Company is unable to raise $1,000,000 from the private placement, the Company will be required to raise money from other sources, on whatever terms are available at the time. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be available on terms satisfactory to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

     During the three months ended March 31, 2000, the Company generated revenues of $2,585 from product sales compared to revenues for the three months ended March 31, 1999 of $14,226. The decrease in revenues during the three months ended March 31, 2000 is the result of the Company's decision to curtail its marketing efforts and to focus its efforts on the raising of working capital. Total operating expenses for the three months ended March 31, 2000 were $304,808 compared to total operating expenses for the three months ended March 31, 1999 of $281,511. The increase resulted primarily from non-cash charges relating to issuance of stock options during the three months ended March 31, 2000 that were not incurred during the three months ended March 31, 1999. In the three months ended March 31, 2000, the Company's net loss was $305,466, compared to a loss of $281,069 for the prior year period.


     Total assets have decreased $58,854 from $106,033 at December 31, 1999 to $47,179 at March 31, 2000 mainly from the use of cash to maintain minimal operations. Total liabilities have increased $42,556 from $480,963 at December 31, 1999 to $523,519 at March 31, 2000 resulting from accrued payroll due to the lack of funds.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

           Inapplicable.

Item 2.  Changes in Securities.

     In February 2000, the Company commenced a private placement of shares of its Series A Preferred Stock. To date, the Company has sold 300 shares of its Series A Preferred Stock for gross proceeds of $150,000. The Company has also paid finders' fees of $15,000 in cash and 30 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at any time at the option of the holder, into 250 shares of Common Stock.

Item 3.  Defaults Upon Senior Securities.

           Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

           Inapplicable.

Item 5.  Other Information.

           Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.

           None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              AMDL, Inc.


Dated:  May 12, 2000                                 By:  /s/GARY L. DREHER
                                                        -----------------------
                                                             GARY L. DREHER,
                                                                President

                               INDEX TO EXHIBITS



       EXHIBIT
       NUMBER                              DESCRIPTION
       _______                             ___________
         27                                FINANCIAL DATA SCHEDULE


