Form 10QSB
period 2000-06-30
AMDL INC
filed 2000-08-14
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27689

                                   AMDL, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                    87-0188822
      ---------------------------------                  -------------------
        (State or other jurisdiction                       (IRS Employer
      of incorporation or organization)                  Identification No.)

             2492 Walnut Avenue, Suite 100, Tustin, California 92780
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 505-4460
                           ---------------------------
                           (Issuer's telephone number)


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

         As of August 10, 2000, the Company had 1,651,124 shares of its $.001 par value common stock issued and outstanding.

                                                                         PAGE
                                                                         ----
PART 1 - FINANCIAL INFORMATION.............................................2

ITEM 1.Financial Statements

Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999..........2

Unaudited Statements of Operations for the three
  and six month periods ended June 30, 2000 and 1999 and cumulative from July 10, 1987 (date of inception) to June 30, 2000..................3

Unaudited Statements of Cash Flows for the
  six month periods ended June 30, 2000 and 1999 and cumulative from July 10, 1987 (date of inception) to June 30, 2000..................4

Notes to Condensed Consolidated Financial Statements.......................6

ITEM 2. Management's Discussion and Analysis...............................8

PART II  OTHER INFORMATION.................................................9

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                                  June 30,           December 31,
                                                                    2000                 1999
                                                                ------------         ------------
                                                                (Unaudited)           (Audited)
Current assets
  Cash and cash equivalents                                     $      8,997         $     75,867
  Accounts receivable, net of allowance for doubtful
     accounts of $13,547 and $4,000 at June 30, 2000
     and December 31, 1999, respectively                              22,570               15,401
  Other current assets                                                 3,471                9,007
                                                                ------------         ------------
Total current assets                                                  35,038              100,275

  Other assets                                                         5,758                5,758
                                                                ------------         ------------

                                                                $     40,796         $    106,033
                                                                ============         ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                                 $     25,000         $     25,000
  Accounts payable and accrued expenses                              396,700              325,845
  Accrued payroll and related expenses                               261,373              124,318
  Customer deposits                                                    5,800                5,800
                                                                ------------         ------------
Total current liabilities                                            688,873              480,963
                                                                ------------         ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares                    --                   --
   authorized;
   482 shares issued and outstanding:
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 1,651,124 shares issued and outstanding
    at June 30, 2000 and December 31, 1999                             1,651                1,651
  Additional paid in capital                                      13,429,464           13,144,252
  Deficit accumulated during development stage                   (14,079,192)         (13,520,833)
                                                                ------------         ------------
Total stockholders' deficit                                         (648,077)            (374,930)
                                                                ------------         ------------
                                                                $     40,796         $    106,033
                                                                ============         ============


See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  JULY 10, 1987
                                         THREE MONTHS ENDED                      SIX MONTHS ENDED              (DATE OF INCEPTION)
                                  --------------------------------      ----------------------------------           THROUGH
                                  JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000        JUNE 30, 1999        JUNE 30, 2000
                                  -------------      -------------      -------------        -------------     -------------------
Revenues                           $     9,245         $   7,539         $    11,830         $     21,765         $    292,136

Cost of sales                            6,961             8,979               8,967               21,742              211,321
                                   -----------         ---------         -----------         ------------         ------------

Gross profit (loss)                      2,284            (1,440)              2,863                   23               80,815
                                   -----------         ---------         -----------         ------------         ------------

Operating expenses:
   Research and development             65,830           113,645             132,563              173,599            7,020,734
   General and administrative          187,863           375,384             425,938              596,941            9,008,098
                                   -----------         ---------         -----------         ------------         ------------
                                       253,693           489,029             558,501              770,540           16,028,832
                                   -----------         ---------         -----------         ------------         ------------

Loss from operations                  (251,409)         (490,469)           (555,638)            (770,517)         (15,948,017)
                                   -----------         ---------         -----------         ------------         ------------

Other income (expense):
   Interest expense                     (1,765)               --              (3,531)                  --             (598,384)
   Interest income                         282            11,336                 810               10,315              258,343
   Gain on debt forgiveness                 --                --                  --                   --              499,930
   Other                                    --                --                  --                   --            1,708,936
                                   -----------         ---------         -----------         ------------         ------------
                                        (1,483)           11,336              (2,720)              10,315            1,868,825
                                   -----------         ---------         -----------         ------------         ------------

Net income (loss)                  $  (252,892)        $(479,133)        $  (558,359)        $   (760,202)        $(14,079,192)
                                   ===========         =========         ===========         ============         ============

Basic and diluted income (loss)
 per share                         $     (0.15)        $   (1.54)        $     (0.34)        $      (2.89)
                                   ===========         =========         ===========         ============

Weighted average shares
 outstanding                         1,651,124           310,420           1,651,124              262,983
                                   ===========         =========         ===========         ============



See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   JULY 10, 1987
                                                    SIX MONTHS ENDED            (DATE OF INCEPTION)
                                             -------------------------------          THROUGH
                                             JUNE 30, 2000     JUNE 30, 1999       JUNE 30, 2000
                                             -------------     -------------    -------------------
Cash flows from operating activities:
  Net income (loss)                            $(558,359)        $(760,202)        $(14,079,192)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation and amortization                         --                --              497,743
Amortization of deferred interest                     --                --              312,000
Common stock issued for services                      --                --              312,541
    Warrants and options issued for
      services                                    74,212            71,499              832,083
    Equity loss in investment in SAM                  --                --                7,500
    Gain on forgiveness of debt                       --                --             (499,930)
    Changes in operating assets and
     liabilities:
Accounts receivable, net                          (7,169)            2,129              (22,570)
Prepaid expenses                                      --                --                   --
Other current assets                               5,536                --               (3,472)
Other assets                                          --                --               (5,758)
Accounts payable and accrued expenses             70,855           172,789              337,288
Accrued payroll and related expenses             137,055           150,596            1,126,730
Customer deposit                                      --            (3,465)               5,800
                                               ---------         ---------         ------------

Net cash used in operating activities           (277,870)         (366,654)         (11,179,237)
                                               ---------         ---------         ------------

Cash flows from investing activities:
Purchase of equipment                                 --                --             (225,930)
Expenditures for patents                              --                --             (154,682)
Investment in SAM                                     --                --               (7,500)
                                               ---------         ---------         ------------

Net cash used in investing activities                 --                --             (388,112)
                                               ---------         ---------         ------------


See accompanying notes to financial statements.

                                   AMDL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         JULY 10, 1987
                                                          SIX MONTHS ENDED            (DATE OF INCEPTION)
                                                   -------------------------------          THROUGH
                                                   JUNE 30, 2000     JUNE 30, 1999       JUNE 30, 2000
                                                   -------------     -------------    -------------------
Cash flows from financing activities:

Proceeds from issuance of  common stock              $      --           310,250         $ 11,365,840
Proceeds from issuance of preferred stock,
  net of offering costs of $15,000                     211,000                --              211,000
Borrowings (repayments) under notes
  payable, net                                              --                --               59,115
Repayments under capital lease
  obligation                                                --                --             (116,676)
Net effect of merger with CVI                               --                --               57,067
                                                     ---------         ---------         ------------
    Net cash provided by financing activities          211,000           310,250           11,576,346
                                                     ---------         ---------         ------------

Net change in cash                                     (66,870)          (56,404)               8,997

Cash at beginning of period                             75,867            74,566                   --
                                                     ---------         ---------         ------------

Cash at end of period                                $   8,997         $  18,162         $      8,997
                                                     =========         =========         ============


See footnotes for supplemental disclosures of non-cash investing and financing activities.


See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD JULY 10, 1987 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000


NOTE 1 - MANAGEMENT'S REPRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin "SAB" 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation or revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 "FIN 44" Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25 FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD JULY 10, 1987 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2000


plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE 3 - STOCK ISSUANCE

         The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock, of which the Board has designated 11,000 shares as Series A Preferred Stock ("Preferred Stock"). On October 22, 1999 the board of directors approved a private placement of the 11,000 shares of Series A Preferred Stock at a price of $500 per share. Each share of the Preferred Stock is convertible at the option of the shareholder into 250 shares of common stock and all shares of Preferred Stock shall automatically convert at such time as the common stock is listed for trading on the Nasdaq Small Cap Market or Nasdaq National Market System and a registration statement covering the underlying common stock has been declared effective by the SEC. The Preferred Stock will pay a dividend of 20 shares of common stock twice per year. These shares of common stock will be considered "restricted securities". The Preferred Stock is redeemable at the option of the Company at any time upon thirty days written notice at a redemption price of 110% of the Liquidation Preference plus all accrued and unpaid dividends. The Liquidation Preference of the Preferred Stock is $500 per share. During the period ended June 30, 2000, the Company raised $211,000 (net of issuance costs of $15,000) from outside investors and issued 482 shares of preferred stock (including 30 shares issued to consultants for finders' fees). The Company included the net proceeds in Additional Paid In Capital on the accompanying Balance Sheet due to the par value of the Preferred Stock issued being less than $1. Subsequent to quarter's end, the Company is to issue a total of 9,640 shares of restricted common stock to its Preferred Shareholders of record as of June 30, 2000. The stock is valued at approximately $15,364 (based on its current market price).

NOTE 4 - STOCK OPTIONS

Effective June 30, 1999, the Company adopted its 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 750,000 shares of the Company's common stock. The exercise price per share under the incentive stock option plan shall not be less than 110% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. On January 17, 2000 the Board of Directors increased the total number of shares issuable under the plan to 1,000,000. In the first quarter of 2000, the Company granted options to its president to purchase 300,000 shares of the Company's common stock and to its outside directors options to purchase an aggregate of 45,000 shares of the Company's common stock. All of these options have an exercise price equal to the fair market value at the date of grant (estimated by the Company to be $1.75 at January 17, 2000), vest immediately and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense to be recognized over the vesting period for options issued to directors is $63,900, all of which was recognized as of June 30, 2000. The Company also recognized compensation expense of $10, 312 pursuant to SFAS 123 for options previously issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the raising of working capital. For the three months ended June 30, 2000, the Company generated $11,830 in revenues from the sale of its products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception, including an operating loss of $558,359 for the six months ended June 30, 2000. From July 10, 1987 (inception) through June 30, 2000 the Company has had a cumulative loss of $14,079,192. The Company has commenced manufacturing of and has received orders for its products. The Company is currently negotiating for the distribution of its products in several Asian, South American, Central American and European countries. Additionally, the Company is beginning marketing of its DR-70(TM) cancer detection kits in the U.S. under "research use" labeling.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant funding for continued operations, development of its test kits, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $8,997 at June 30, 2000.

         From December 31, 1999 to June 30, 2000, the Company's cash and cash equivalents decreased $66,870. In addition, total outstanding indebtedness of the Company, including accounts payable, was $688,873 at June 30, 2000. As of August 1, 2000, cash is being depleted at the rate of approximately $87,000 per month. The Company is hopeful of obtaining additional revenues from product sales, but there is no commitment by any person for the purchase of any of the Company's products. In the absence of significant sales and profits, the Company shall seek to raise additional funds to meet its working capital needs principally through the sales of its securities. The Company has started a $5.5 million private placement of shares of its Series A Preferred Stock. To date, the Company has received $211,000 from the sale of its Series A Preferred Stock in this offering net of issuance cost of $15,000. The Company believes that it needs to raise at least $1,000,000 from its private placement of Series A Preferred Stock in order to fund its operations for the rest of the calendar year 2000. In the event the Company is unable to raise $1,000,000 from the private placement, the Company will be required to raise money from other sources, on whatever terms are available at the time. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be available on terms satisfactory to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         During the three months ended June 30, 2000, the Company generated $9,245 from product sales compared to revenues for the three months ended June 30, 1999 of $7,539. The increase in revenues is due mainly to an additional number of orders for OEM products. Total operating expenses for the three months ended June 30, 2000 were $253,693 compared to total operating expenses for the three months ended June 30, 1999 of $489,029. The decrease in expenses for the three months ended June 30, 2000 is the result of the Company's decision to curtail its marketing efforts and to focus its efforts on the raising of working capital. In the three months ended June 30, 2000, the Company's net loss was $252,892 compared to a loss of $479,133 for the prior year period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

         During the six months ended June 30, 2000, the Company generated revenues of $11,830 from product sales compared to revenues for the six months ended June 30, 1999 of $21,765. Total operating expenses for the six months ended June 30, 2000 were $558,501 compared to total operating expenses for the six months ended June 30, 1999 of $770,540. The decrease in revenues and expenses during the six months ended June 30, 2000 is the result of the Company's decision to curtail its marketing efforts and to focus its efforts on the raising of working capital. In the six months ended June 30, 2000, the Company's net loss was $558,359, compared to a loss of $760,202 for the prior year period.

         Total assets have decreased $65,237 from $106,033 at December 31, 1999 to $40,796 at June 30, 2000 mainly from the use of cash to maintain minimal operations. Total liabilities have increased $207,910 from $480,963 at December 31, 1999 to $688,873 at June 30, 2000 resulting from increases in accrued payroll and other liabilities due to the lack of funds to pay such obligations in a timely manner.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Inapplicable.

Item 2.  Changes in Securities.

         In February 2000, the Company commenced a private placement of shares of its Series A Preferred Stock. To date, the Company has sold 482 shares (including 30 shares issued for finders fee) of its Series A Preferred Stock for gross proceeds of $226,000. The Company has also paid finders' fees of $15,000 in cash and 30 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at any time at the option of the holder, into 250 shares of Common Stock.

Item 3.  Defaults Upon Senior Securities.

                  Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Stockholders held on June 30, 2000, the following matters were voted on and approved by the stockholders:

                  (i) Four directors, namely Douglas C MacLellan, Gary L. Dreher, Edward R. Arquilla, M.D., and William M. Thompson, M.D. were elected directors, to serve until their successors are duly elected and qualify;

                  (ii) The appointment of Corbin & Wertz LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000 by a vote of 880,375 shares in favor and 190 shares opposed;

                  (iii) The Company's 199 Stock Option Plan by a vote of 866,932 shares in favor and 12,721 shares opposed.

Item 5.  Other Information.

                  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  Exhibit Number

                         27             Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMDL, Inc.


Dated:  August 10, 2000                 By: /s/ GARY L. DREHER
                                            ------------------------------------
                                            GARY L. DREHER,
                                            President

                                 EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------

      27                   Financial Data Schedule