Form 10QSB
period 2000-09-30
AMDL INC
filed 2000-11-14
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


             2492 Walnut Avenue, Suite 100, Tustin, California 92780
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 505-4460
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        As of November 10, 2000, the Company had 1,882,224 shares of its $.001 par value common stock issued and outstanding.

                                                                                          PAGE
                                                                                          ----
PART 1 - FINANCIAL INFORMATION...............................................................2

ITEM 1.Financial Statements

Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999.......................2

Unaudited Statements of Operations for the three
  and nine month periods ended September 30, 2000 and 1999 and cumulative from July 10, 1987 (date of inception) to September 30, 2000...............................3

Unaudited Statements of Cash Flows for the
  nine month periods ended September 30, 2000 and 1999 and cumulative from July 10, 1987 (date of inception) to September 30, 2000...............................5

Notes to Condensed Consolidated Financial Statements.........................................7

ITEM 2. Management's Discussion and Analysis................................................10

PART II  OTHER INFORMATION..................................................................11

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                              September 30,       December 31,
                                                                   2000               1999
                                                              -------------       ------------
                                                                (Unaudited)        (Audited)
   Current assets
     Cash and cash equivalents                                 $     24,568       $     75,867
     Accounts receivable, net of allowance for
       doubtful accounts of $18,166 and $4,000
       at September 30, 2000 and December 31,
       1999, respectively                                            30,946             15,401
     Other current assets                                             2,534              9,007
                                                               ------------       ------------
   Total current assets                                              58,048            100,275

     Other assets                                                     5,758              5,758
                                                               ------------       ------------
                                                               $     63,806       $    106,033
                                                               ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current liabilities:
     Notes payable                                             $     25,000       $     25,000
     Accounts payable and accrued expenses                          463,857            325,845
     Accrued payroll and related expenses                           328,701            124,318
     Customer deposits                                               18,280              5,800
                                                               ------------       ------------
   Total current liabilities                                        835,838            480,963
                                                               ------------       ------------

   Commitments and contingencies

   Stockholders' deficit:
     Preferred stock, $0.001 par value; 10,000,000
     shares authorized;                                                  --                 --
      405 shares issued and outstanding:
     Common stock, $0.001 par value; 50,000,000
       shares authorized; 1,846,224 (including 55,100
       not issued as of September 30, 2000) and 1,
       651,124 shares issued and outstanding at September
       30, 2000 and December 31, 1999, respectively                   1,830              1,651
     Additional paid in capital                                  13,572,669         13,144,252
     Deficit accumulated during development stage               (14,346,531)       (13,520,833)
                                                               ------------       ------------
   Total stockholders' deficit                                     (772,032)          (374,930)
                                                               ------------       ------------
                                                               $     63,806       $    106,033
                                                               ============       ============


See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    JULY 10, 1987
                                                                                                                 (DATE OF INCEPTION)
                                            THREE MONTHS ENDED                    NINE MONTHS ENDED                   THROUGH
                                      -------------------------------     -----------------------------------    -------------------
                                      SEPT 30, 2000     SEPT 30, 1999     SEPT 30, 2000         SEPT 30, 1999       SEPT 30, 2000
                                      -------------     -------------     -------------         -------------       -------------
Revenues                                $  44,953         $   7,611         $    56,783         $     29,376         $    337,089

Cost of sales                              29,892             6,401              38,859               28,143              241,213
                                        ---------         ---------         -----------         ------------         ------------
Gross profit (loss)                        15,061             1,210              17,924                1,233               95,876
                                        ---------         ---------         -----------         ------------         ------------

Operating expenses:
   Research and development                64,136            56,969             196,699              230,569            7,084,870
   General and administrative             208,529           227,127             634,467              824,067            9,216,627
                                        ---------         ---------         -----------         ------------         ------------
                                          272,665           284,096             831,166            1,054,636           16,301,497
                                        ---------         ---------         -----------         ------------         ------------
Loss from operations                     (257,604)         (282,886)           (813,242)          (1,053,403)         (16,205,621)
                                        ---------         ---------         -----------         ------------         ------------

Other income (expense):
   Interest expense                       (10,065)           (1,500)            (13,595)              (1,500)            (608,448)
   Interest income                            329               318               1,139               10,633              258,672
   Other                                       --                --                  --                   --            1,708,936
                                        ---------         ---------         -----------         ------------         ------------
                                           (9,736)            1,182             (12,456)               9,133            1,359,160
                                        ---------         ---------         -----------         ------------         ------------

Income before extraordinary item         (267,340)         (284,068)           (825,698)          (1,044,270)         (14,846,461)
Extraordinary Item:
   Gain on debt forgiveness
   (Net of income taxes of $0)                 --           499,930                  --              499,930              499,930
                                        ---------         ---------         -----------         ------------         ------------
Net income (loss)                       $(267,340)        $ 215,862         $  (825,698)        $   (544,340)        $(14,346,531)
                                        =========         =========         ===========         ============         ============

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         -------------------------------     ------------------------------
                                         SEPT 30, 2000     SEPT 30, 1999     SEPT 30, 2000    SEPT 30, 1999
                                         -------------     -------------     -------------    -------------
Basic Earnings Per Share:
   Income before extraordinary item      $       (0.16)    $       (0.32)    $       (0.50)   $       (2.10)
   Extraordinary Item                               --     $        0.56                --    $        1.00
                                         -------------     -------------     -------------    -------------
Net Income (Loss)                        $       (0.16)    $        0.24     $       (0.50)   $       (1.10)
                                         =============     =============     =============    =============

Diluted Earnings Per Share:
   Income before extraordinary item      $       (0.16)    $       (0.16)    $       (0.50)   $       (2.10)
   Extraordinary item                               --     $        0.29                --    $        1.00
                                         -------------     -------------     -------------    -------------
Net Income (Loss)                        $       (0.16)    $        0.13     $       (0.50)   $       (1.10)
                                         =============     =============     =============    =============

Weighted average shares
   outstanding - basic                       1,663,542           890,224         1,655,248          497,052
                                         =============     =============     =============    =============

Weighted average shares
   outstanding diluted                       1,663,542         1,720,992         1,655,248          497,052
                                         =============     =============     =============    =============


See accompanying notes to financial statements.

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                JULY 10, 1987
                                                          NINE MONTHS ENDED                  (DATE OF INCEPTION)
                                                  -----------------------------------              THROUGH
                                                  SEPT 30, 2000         SEPT 30, 1999           SEPT 30, 2000
                                                  -------------         -------------        -------------------
Cash flows from operating activities:
  Net loss                                          $(825,698)            $(544,340)            $(14,346,531)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                              --                    --                  497,743
Amortization of deferred interest                          --                    --                  312,000
Common stock issued for services                       58,437                    --                  370,978
    Warrants and options issued for:
     services                                          79,369                71,499                  837,239
     interest                                           8,300                                          8,300
   Equity loss in investment in SAM                        --                    --                    7,500
   Gain on forgiveness of debt                             --              (499,930)                (499,930)
   Changes in operating assets and
  liabilities:
Accounts receivable, net                              (15,545)                 (407)                 (30,946)
Other current assets                                    6,473                    --                   (2,534)
Other assets                                               --                (5,758)                  (5,758)
Accounts payable and accrued expenses                 138,012               175,026                  404,444
Accrued payroll and related expenses                  204,383               166,999                1,194,059
Customer deposit                                       12,480                 2,335                   18,280
                                                    ---------             ---------             ------------
Net cash used in operating activities                (333,789)             (634,576)             (11,235,156)
                                                    ---------             ---------             ------------
Cash flows from investing activities:
Purchase of equipment                                      --                    --                 (225,930)
Expenditures for patents                                   --                    --                 (154,682)
Investment in SAM                                          --                    --                   (7,500)
                                                    ---------             ---------             ------------
Net cash used in investing activities                      --                    --                 (388,112)
                                                    ---------             ---------             ------------


See accompanying notes to financial statements.

                                   AMDL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   JULY 10, 1987
                                                               NINE MONTHS ENDED                (DATE OF INCEPTION)
                                                      -----------------------------------             THROUGH
                                                      SEPT 30, 2000         SEPT 30, 1999          SEPT 30, 2000
                                                      -------------         -------------       -------------------
Cash flows from financing activities:

Proceeds from issuance of  common stock,
   Net of offering costs of $14,760                     $ 113,740               612,010             $ 11,479,580
Proceeds from issuance of preferred stock,
  net of offering costs of $18,750                        168,750                    --                  168,750
Borrowings (repayments) under notes
  payable, net                                                 --                    --                   59,115
Repayments under capital lease
  obligation                                                   --                    --                 (116,676)
Net effect of merger with CVI                                  --                    --                   57,067
                                                        ---------             ---------             ------------
   Net cash provided by financing activities              282,490               612,010               11,647,836
                                                        ---------             ---------             ------------
Net change in cash                                        (51,299)              (22,566)                  24,568

Cash at beginning of period                                75,867                74,566                       --
                                                        ---------             ---------             ------------
Cash at end of period                                   $  24,568             $  52,000             $     24,568
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

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD JULY 10, 1987 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000


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

The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. The Company's proposed diagnostic test systems for use with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time, however, the Company has begun marketing DR-70, its cancer detection product, under a labeling exemption for research use only and has already received full approval to market the Pylori Probe test.

The Company hopes to obtain revenues from product sales. The Company currently has commitments from customers for the purchase of the Company's products to be market in the United States, the United Kingdom, Australia and Asia. In the absence of significant sales and profits, the Company is seeking to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS 137). The Company does not expect the adoption of this standard to have a material impact on its result of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD JULY 10, 1987 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000


June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under Statement on Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 "FIN 44" Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25 FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

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

NOTE 3 - STOCK ISSUANCE

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock, of which the Board has designated 11,000 shares as Series A Preferred Stock ("Preferred Stock"). On October 22, 1999 the board of directors approved a private placement of the 11,000 shares of Series A Preferred Stock at a price of $500 per share. Each share of the Preferred Stock is convertible at the option of the shareholder into 250 shares of common stock and all shares of Preferred Stock shall automatically convert at such time as the common stock is listed for trading on the Nasdaq Small Cap Market or Nasdaq National Market System and a registration statement covering the underlying common stock has been declared effective by the SEC. The Preferred Stock will pay a dividend of 20 shares of common stock twice per year. These shares of common stock will be considered "restricted securities". The Preferred Stock is redeemable at the option of the Company at any time upon thirty days written notice at a redemption price of 110% of the Liquidation Preference plus all accrued and unpaid dividends. The Liquidation Preference of the Preferred Stock is $500 per share. During the period ended September 30, 2000, the Company raised $168,750 (net of cash issuance costs of $18,750 of which $3,749 was accrued during the three months ended September 30, 2000) from outside investors and issued 405 shares of preferred stock, including 30 shares of Series A Preferred stock issued to consultants for finders' fees and is obligated to issue 3,750 shares of common stock to consultants for finders' fees in connection with these transactions (not yet issued but included in the outstanding shares amount at September 30, 2000). The Company included the net proceeds in Additional Paid In Capital on the accompanying Balance Sheet due to the par value of the Preferred Stock issued being less than $1 The Company plans to make an exchange offer to the holders of the Preferred Stock in the fourth quarter.

During the quarter ended June 30, 2000, the Company received $38,500 for the purchase of the Company's stock without proper documentation. The Company recorded the amount as a sale of 77 shares of Preferred stock as the Company was in the process of selling its Preferred stock in connection with an open Private Placement. Subsequent to September 30, 2000, the Company received documentation from the investor stating their intent to purchase 38,500 shares of common stock (not yet issued but included in the outstanding shares amount at September 30, 2000) in conjunction with the common stock Private Placement of August 17, 2000. Hence, the Company has made the appropriate reclassification to equity in the accompanying balance sheet.

On August 17, 2000, the board of directors approved a private placement of up to 1,000,000 shares of common stock at $1 per share. The Company has sold 128,500 shares of common stock (including 38, 500 purchased in the prior quarter and not yet

                                   AMDL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD JULY 10, 1987 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2000


issued as of September 30, 2000) for $113,740 (net of issuance costs of $14,760) from outside investors. In addition, the Company is obligated to issue 12,850 shares of common stock to consultants for finders' fees in connection with these transactions (the shares are not yet issued but are included in the outstanding shares at September 30, 2000).

On September 29, 2000, the Company issued 50,000 shares of common stock (valued at $58,437 based on the market price on the date of grant) to consultants for investor relations services.

NOTE 4 - STOCK OPTIONS

Effective June 30, 1999, the Company adopted its 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 750,000 shares of the Company's common stock. The exercise price per share under the incentive stock option plan shall not be less than 110% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. On January 17, 2000 the Board of Directors increased the total number of shares issuable under the plan to 1,000,000. In the first quarter of 2000, the Company granted options to its president to purchase 300,000 shares of the Company's common stock and to its outside directors options to purchase an aggregate of 45,000 shares of the Company's common stock. All of these options have an exercise price equal to the fair market value at the date of grant (estimated by the Company to be $1.75 at January 17, 2000), vest immediately and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense to be recognized over the vesting period for options issued to directors was $63,900, all of which was recognized as of September 30, 2000. The Company also recognized compensation expense of $5,156 and $15,468 for the three and nine months ended September 30, 2000 pursuant to SFAS 123 for options previously issued. On May 9 , 2000, the Board of Directors increased the total number of shares issuable under the plan to 2,000,000.

NOTE 5 - WARRANTS

During the period ended September 30, 2000, the Company issued 10,000 warrants in conjunction with the issuance of a short-term note which was paid in full prior to September 30, 2000. Pursuant to SFAS 123, the warrants were valued at $8,300 and charged to interest expense during the quarter ended September 30, 2000. (The Warrants vest immediately with an exercise price of $1.00 and expire August, 2001.)

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company raised $9,000 (net of issuance costs of 1,000, which have been accrued) and issued 10,000 shares of common stock in accordance with the common stock offering. The Company is obligated to issue an additional 1,000 shares of common stock to consultants for finders' fees. An additional 25,000 shares of common stock (valued at $23,906 based on the market price on the date of grant) were issued to consultants for investor relations services and recorded as professional expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        Since inception, the Company has been in the development stage and has devoted its resources to research and development, obtaining regulatory approval and the raising of working capital. For the three months ended September 30, 2000, the Company generated $44,953 in revenues from the sale of its products. Historically, the Company's income has come from the sale of licenses, royalties and options to purchase marketing rights. The Company has incurred losses since inception, including an operating loss of $825,698 for the nine months ended September 30, 2000. From July 10, 1987 (inception) through June 30, 2000 the Company has had a cumulative loss of $14,346,531. The Company has commenced manufacturing of and has received orders for its products. The Company is currently negotiating for the distribution of its products in several Asian, South American, Central American and European countries. Additionally, the Company is beginning marketing of its DR-70 cancer detection kits in the U.S. under "research use" labeling.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires significant funding for continued operations, development of its test kits, clinical trials and other actions necessary to obtain regulatory approvals and to engage in continued marketing and sales activities. The amount of expenditures required to maintain operations and to continue product development far exceeds existing cash, which was $24,568 at September 30, 2000.

        From December 31, 1999 to September 30, 2000, the Company's cash and cash equivalents decreased $51,299. In addition, total outstanding indebtedness of the Company, including accounts payable, was $835,838 at September 30, 2000. As of November 10, 2000, minimum cash requirements are approximately $87,000 per month. The Company is hopeful of obtaining additional revenues from product sales. The Company has commitments for the purchase of the Company's products to be marketed in the United States, the United Kingdom, Australia and Asia. In the absence of significant sales and profits, the Company is seeking to raise additional funds to meet its working capital needs principally through the sales of its securities. The Company is negotiating to raise an additional $3,000,000 through the sale of common stock with independent third parties. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be available on terms satisfactory to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

During the three months ended September 30, 2000, the Company generated $44,953 from product sales compared to revenues for the three months ended September 30, 1999 of $7,611. The increase in revenues is due mainly to an additional number of orders for OEM products. Total operating expenses for the three months ended September 30, 2000 were $272,665 compared to total operating expenses for the three months ended September 30, 1999 of $284,096. The decrease in expenses for the three months ended September 30, 2000 is the result of the Company's decision to curtail its marketing efforts and to focus its efforts on the raising of working capital. In the three months ended September 30, 2000, the Company's net loss was $267,340 compared to net income of $215,862 for the prior year period due to an extraordinary gain on debt forgiveness in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

        During the nine months ended September 30, 2000, the Company generated revenues of $56,783 from product sales compared to revenues for the nine months ended September 30, 1999 of $29,376. The increase is due mainly to an additional number of orders for OEM products. Total operating expenses for the nine months ended September 30, 2000 were $831,166 compared to total operating expenses for the nine months ended September 30, 1999 of $1,054,636. The decrease in expenses during the nine months ended September 30, 2000 is the result of the Company's decision to curtail its marketing efforts and to focus its efforts on the raising of working capital. In the nine months ended September 30, 2000, the Company's net loss was

$825,698, compared to a loss of $544,340 for the prior year period.

        Total assets have decreased $42,227 from $106,033 at December 31, 1999 to $63,806 at September 30, 2000 mainly from the use of cash to maintain minimal operations. Total liabilities have increased $354,875 from $480,963 at December 31, 1999 to $835,838 at September 30, 2000 resulting from increases in accrued payroll and other liabilities due to the lack of funds to pay such obligations in a timely manner.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Inapplicable.

Item 2. Changes in Securities.

        On August 17, 2000, the board of directors approved a private placement of up to 1,000,000 shares of common stock at $1 per share. The Company has sold 128,500 shares of common stock (including 38, 500 purchased in the prior quarter and not yet issued as of September 30, 2000) for $113,740 (net of issuance costs of $14,760) from outside investors. In addition, the Company is obligated to issue 12,850 shares of common stock to consultants for finders' fees in connection with these transactions (the shares are not yet issued but are included in the outstanding shares at September 30, 2000).

On September 29, 2000, the Company issued 50,000 shares of common stock (valued at $58,437 based on the market price on the date of grant) to consultants for investor relations services.

Item 3. Defaults Upon Senior Securities.

        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Inapplicable.

Item 5. Other Information.

        Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.

        Exhibit 27   Financial Data Schedule

        None

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMDL, Inc.


Dated: November 10, 2000                    By: /s/ GARY L. DREHER
                                                --------------------------------
                                                GARY L. DREHER,
                                                President

                                 EXHIBIT INDEX


        Exhibit 27   Financial Data Schedule