Form 10KSB
period 2000-12-31
AMDL INC
filed 2001-04-02
CIK 838879

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.


        Commission File Number

                                   AMDL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                       33-0413161
------------------------------------------            ---------------------------------
        (State or other jurisdiction of               (IRS Employer Identification No.)
         incorporation or organization)

             2492 Walnut Avenue, Suite 100, Tustin, California 92780
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 505-4460
                       ----------------------------------
                           (Issuer's telephone number)

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

                 Yes     [X]               No   [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2000 was $144,244.

The market value of the voting stock held by non-affiliates of the issuer as of March 14, 2001 was approximately $5,862,500.

The number of shares of the common stock outstanding as of March 14, 2001 was 5,359,024.

Documents incorporated by reference:   None.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We develop, manufacture, market and sell various immunodiagnostic kits for the detection of cancer and other diseases. Our products are used by hospital, clinical, research and forensic laboratories and doctor's offices to obtain precise and rapid identification of certain types of cancer and other diseases. We have two primary kits: DR-70(R) for detection of at least 13 different types of cancer (lung, breast, stomach, liver, colo-rectal, ovarian, esophageal, uterine, cervical, trophoblast, thyroid, malignant lymphoma, pancreatic) and Pylori-Probe for detection of Helicobacter pylori ("H. pylori"), a bacterium that colonizes the mucus lining associated with gastric and peptic ulcers. The DR-70(R) test is only available for sale in the Unites States of America ("United States") to certain clinical reference laboratories under a labeling exemption known as "Research Use Only". We market DR-70(R) primarily in Europe and Asia through recently developed distribution channels. Pylori-Probe is approved for sale in the United States. We are pursuing strategic marketing partnerships with several diagnostic companies and possible licensing or distribution agreements with other companies. Our facilities are FDA GMP approved. See "Sales Strategy" and "Government Regulation" below.

Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460

RECENT DEVELOPMENTS

Exclusive Distribution Agreement with Chinese Universal

In December, 2000, we granted to Chinese Universal Technologies Co., Ltd. ("Chinese Universal") the exclusive right to distribute, market and sell our DR-70(R) diagnostic kits in Taiwan, Hong Kong, Korea, the Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia. The term of this exclusive distribution agreement runs until October, 2005. Chinese Universal is required to make minimum purchases of approximately $2.5 million per year for the term of the agreement (a total minimum purchase of $12.5 million over the life of the agreement).

Capital Investment by Chinese Universal

In connection with granting an exclusive distributorship to Chinese Universal, we sold to Chinese Universal 2,000,000 shares of our common stock at a price of $1.35 per share for $700,000 cash and a secured promissory note in the amount of $2,000,000 due February 1, 2001. (see Item 12 - Certain Relationships and Related Transactions) Chinese Universal paid the note in full on January 30, 2001.

Approval for sale of DR-70 in the United Kingdom

On December 20, 2000, the Medical Devices Agency of the United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70(R) from the United States to the United Kingdom. We have made arrangements with two distributors, UK Scientific.com and Surescreen Diagnostics, to distribute DR-70(R) in the United Kingdom. Distribution of DR-70(R) within the United Kingdom began in February 2001.

Completion of Private Placement of Common Stock

From September 2000 to December 2000, we raised $1,051,500 in a private placement of our common stock in addition to the funds received in the above noted transactions with Chinese Universal. We issued and sold 1,051,500 shares of our common stock at a price of $1.00 per share. (See Item 5 - Market for Common Equity and Related Shareholder Matters.) In addition, we granted warrants to purchase 300,000 shares of our common stock at an exercise price of $1.00. These funds will be used for general working capital purposes.

OUR SOLUTION

We develop, manufacture and sell non-invasive diagnostic kits to hospitals, doctors, clinics, and laboratories, giving them the ability to detect certain types of cancer and H. pylori in their patients. Our kits are designed to provide the following key benefits:

        Accuracy
        Reproducibility
        High degree of Specificity and Sensitivity

Specificity is the ability to correctly identify "true negatives". When used in the context of analyzing cancer testing data, the ability to correctly identify non-malignant samples as non-malignant.

Sensitivity is the ability to correctly identify "true positives". When used in the context of analyzing cancer testing data, the ability to correctly identify malignant samples as malignant.

We are continuing to conduct quality assurance and quality control testing on our DR-70(R) as part of our commitment to quality and to meet government regulations. We are seeking to create alliances with reference laboratories to make DR-70(R) testing available to physicians and patients. With just a small amount of blood serum drawn from a patient, DR-70(R) uses a common microtiter format familiar to most laboratories in the diagnostic industry to test for the presence of tumors. We believe that DR-70(R) is capable of detecting different types of cancer with a superior degree of specificity and sensitivity. Levels of DR-70(R) are found to increase with the progression and stage of the disease. DR-70(R) can be marketed in the United States under a labeling exemption known as "Research Use Only".

OUR STRATEGY

Our objective is to be a leading provider of cancer-detecting immunodiagnostic kits. In order to meet our objective, we plan to do the following:

        - Continue to distribute kits in current markets of Europe and Asia;

        -       Develop additional distribution channels in existing markets;
                and

        -       Seek to develop distribution channels in new markets.

        - Seek additional diagnostic technologies and products in order to distribute them within our existing and growing sales network.

OUR PRODUCTS

DR-70(R) is our proprietary diagnostic test kit which has been shown to detect at least 13 different common cancers, including cancer of the lungs, breasts, stomach, liver, rectum, colon, ovaries, esophagus, uterus, cervix, trophoblast, thyroid, malignant lymphoma and pancreas. DR-70(R) is a tumor-marker, which is a biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used variously to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence.

In 1993, the Cross Cancer Institute, located in Edmonton, Alberta, Canada, approved a clinical trial protocol for DR-70(R) for lung cancer under the auspices of the Alberta Cancer Board. The objective of the clinical trial at the Cross Cancer Institute was to evaluate the sensitivity and specificity of the DR-70(R) lung cancer tumor-marker and to determine if the level of the tumor-marker correlates with the stage of lung cancer development. In the Cross Cancer Institute clinical trial, 237 patients with newly diagnosed lung cancer and 244 volunteers with no clinical evidence of disease were selected. The DR-70(R) tumor-marker was measured in blood serum samples collected from both cancer patients and the volunteers. The control group was composed of smokers and non-smokers. The results showed sensitivity of the lung cancer test was 66% and specificity was 92%. We believe these results, coupled with data reported in continued studies at the Cross Cancer Institute, demonstrate the value of the DR-70(R) lung cancer tumor- marker as a diagnostic test for detecting lung cancer. These tests also helped determine the usefulness of DR-70(R) for monitoring response to treatment and for predicting the recurrence of cancer.

Pursuant to a memorandum of understanding with Union Medical & Pharmaceutical Group/Beijing Union Medical & Pharmaceutical General Corporation ("Union Medical"), clinical trial data is being generated which will be sent to the Chinese Ministry of Health with the ultimate goal of approval to market DR-70(R) in China. We may advance up to $50,000 to Union Medical to cover expenses they incur in conducting clinical trials.

Clinical studies of DR-70(R) have been conducted in Wuhan, China, the results of which have been published in the prestigious, peer-reviewed, Journal of Immunoassay. The studies determined that the DR-70(R) immunoassay kit detected a number of different cancers with a high degree of specificity and sensitivity. In these tests, DR-70(R) was found to have an overall specificity of 95% and an overall sensitivity of 83.8%. Thirteen different types of cancer, including cancers of the lung, stomach, breast, colon, liver, uterus and pancreas were found in the screening process, indicating that DR-70(R) has significant usefulness as a cancer-screening tool. The study has since been expanded to include more than 700 patients and the results of this expanded study confirmed the previously published results while providing a broader statistical base.

PyloriProbe(TM) is our proprietary in vitro diagnostic testing kit for the detection of H. pylori, a bacterium associated with gastric and peptic ulcers. We believe that Pylori-Probe has several advantages over our competitors' test kits, including color coded ready-to-use reagents, superior reproducibility, durable breakaway wells, elimination of the calibration curve requirement and significantly lower cost. We have received clearance from the U.S. Food and Drug Administration to market the PyloriProbe in the United States.

In addition to the proprietary test kits described above, we sell non-proprietary diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others.

Since our inception we have operated primarily as a research and development company, focusing our operations on the development of in vitro diagnostic testing kits such as DR-70(R) and PyloriProbe(TM). We are now a manufacturing company, while continuing our research and development of new products. We have commercially viable products on the shelf which are being shipped to Asia and Europe.

SALES AND MARKETING

We seek to enter into exclusive and non-exclusive distribution agreements worldwide with distributors located in Europe, Asia, South America, Africa and the United States.

We have granted to Chinese Universal the exclusive right to distribute, market and sell our DR-70(R) diagnostic kits in Taiwan, Hong Kong, Korea, the Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia. Chinese Universal is required to make minimum purchases of approximately $2.5 million per year for the term of the agreement, which expires on October 31, 2005.

We have recently set up distribution of DR-70(R) in the United Kingdom. On December 20, 2000, the Medical Devices Agency of the United Kingdom Department of Health issued a letter of no objection to the exportation of DR-70(R) from the United States to the United Kingdom, thereby allowing DR-70(R) to be sold in the United Kingdom. We have made arrangements with two distributors, UK Scientific.com and Surescreen Diagnostics, to distribute DR-70(R) within the United Kingdom. Distribution of DR-70(R) within the United Kingdom began in February, 2001.

Pursuant to our memorandum of understanding with Union Medical, we are seeking to obtain approval to sell DR-70(R) in Mainland China. If approved, we intend to enter into a joint venture with Union Medical to promote, market and distribute DR-70(R) within Mainland China.

We seek to enter into similar distribution agreements for other markets throughout the world. We are focused on marketing our existing products in those jurisdictions in which we have obtained, or believe we can obtain, regulatory approval. We are seeking to renew our previous approval from the Canadian regulatory authorities to market DR-70(R) in Canada. Accordingly, at such time as the renewal of approval is granted, we intend to enter into agreements with distributors who will market DR-70(R) throughout Canada's provinces.

DR-70(R) will be marketed to certain clinical reference laboratories in the United States under a "Research Use Only" labeling exemption. See "Our Solution" above.

We have agreed to pay a royalty fee equal to 2.5% of the gross sales of DR-70(R) on a quarterly basis to JGT Management Services, Ltd. in connection with the dissolution of a joint venture between us and JGT Management. The agreement expires in August 2008; however, we may elect to pay a $25,000 buy-out fee after October 1, 2003.

In addition to the activities in Canada, China and Taiwan described above, we will provide OEM or private label test kits to under-served international markets through distributor relationships and to domestic markets through strategic partnerships and relationships with larger diagnostic companies. The Company intends to use the Internet, select journals, and industry trade shows for its marketing activities, subject to the availability of working capital for such endeavors.

While previous sales have been primarily from OEM products of other manufacturers, during the next 12 months, sales are expected to consist primarily of DR-70(R).

MANUFACTURING

We manufacture our DR-70(R) and PyloriProbe(TM) diagnostic kits at our facilities located at 2492 Walnut Ave., Suite 100, in Tustin. We are certified by the State of California to produce our proprietary products and OEM products at that location.

REGULATION

Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the FDA as well as the regulations of state agencies and various foreign government agencies. We are an FDA GMP approved manufacturing facility.

DR-70(R). We have not submitted an application to the FDA to sell DR-70(R) in the United States. Recent FDA regulations provide an opportunity for us to sell DR-70(R) to certain clinical reference laboratories in the United States in 2001 through the use of labeling stating that the product is for "Research Use Only". We are currently involved in several studies which may provide data which will be used in furtherance of the FDA clearance process. No assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70(R) in the United States.

Under our exclusive distribution agreement, Chinese Universal has agreed to comply with the laws of each of the 11 countries which govern approval of medical test kits. In addition, Chinese Universal agreed to obtain all necessary licenses, permits and approvals necessary to distribute our DR-70(R) product in the 11 countries subject to the distribution agreement. To date, Chinese Universal has obtained approval to distribute DR-70(R) in Taiwan and Hong Kong.

On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70(R) from the United States to the United Kingdom, allowing DR-70(R) to be sold in the United Kingdom. We have made arrangements with two distributors, UK Scientific.com and Surescreen Diagnostics, to begin distribution within the United Kingdom.

Pursuant to our memorandum of understanding, Union Medical agreed to assist us in obtaining approval from the Chinese government to import, manufacture and sell DR-70(R) in Mainland China. We may advance up to $50,000 to Union Medical to cover expenses they incur in conducting clinical trials.

In June 1995, we received approval from the Cross Cancer Institute in Canada to apply for marketing clearance for our DR-70(R) lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, we received marketing clearance from the Health Protection Branch in Canada. In September 1995, the U.S. Food and Drug Administration certified us for clearance to export the DR-70(R) lung cancer tumor-marker diagnostic kit to Canada. We are currently seeking renewal of this clearance, however, there can be no assurance that it will be granted.

PyloriProbe(TM) In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell Pylori-Probe(TM) in the United States. In August 1998, we received clearance from the FDA to market in the United States the Pylori-Probe(TM) diagnostic kit. Pylori-Probe(TM) is the first product which we manufacture to be cleared to market in the United States.

There can be no assurance that we will be able to obtain other necessary regulatory approvals or clearances for DR-70(R) in the United States, or for other products developed in the future, on a timely basis or at all, and delays or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

PATENTS

Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, preserve its trade secrets, and operate without infringing upon the proprietary rights of third parties. The United States Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer. Patents have also been issued for this technology in Taiwan, South Africa, Australia, India, New Zealand, the Philippines, Russia, Israel, Korea and Japan. We have two additional patent applications pending in the United States with respect to our methodology for the DR-70(R) tumor-markers as reliable indicators of the presence of cancer.

There can be no assurance, however, that any additional patents will be issued to us or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, there can be no assurance that others will not be issued patents which may prevent the sale of our test kits or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, there can be no guarantee that any patents issued to or licensed by us will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease research and development activities or sales.

COMPETITION

A large number of companies are in both direct and indirect competition with us. Many of these companies are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than we do. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in the diagnostic test industry.

Many major medical device manufacturers including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others are manufacturers or marketers of diagnostic products. We are not aware of any efforts currently being devoted to development of products such as DR-70(R); however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complimentary to DR-70(R). In addition, such companies could develop products similar to our products which are superior to ours and could also prove to be more successful than us in the marketing and manufacturing of their products.

PRODUCT LIABILITY INSURANCE

We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. We are investigating the availability of product liability insurance for its products and intends to obtain product liability coverage, if available, on terms acceptable to us. However, there can be no assurance that product liability insurance will be available to us on terms that we can afford, or at all, or that we will ever obtain such insurance.

EMPLOYEES

We currently have three full-time employees, one part-time employee and ten consultants and independent contractors. From time to time, we supplement our permanent staff with temporary personnel. Our employees are not represented by a union or subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. See Item 10, "Executive Compensation." We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.

BUSINESS DEVELOPMENT

We were formed under the laws of the State of Delaware on July 10, 1987.

In October, 1998, we effected a one for 20 reverse split of the outstanding shares of our common stock. In March, 1999, we effected a second reverse split, a one for 10 reverse split of the outstanding shares of common stock.

On December 19, 2000, we sold to Chinese Universal 2,000,000 shares of our common stock at a price of $1.35 per share for $700,000 cash and a secured promissory note in the amount of $2,000,000 due February 1, 2001. Chinese Universal paid the note in full on January 30, 2001. The 2,000,000 shares of common stock represent approximately 37.3% of our total issued and outstanding common stock.

As part of the transactions described above, Chinese Universal acquired a controlling interest in us. However, as a condition to the sale of the shares of common stock, Chinese Universal was required to cause the shares to be deposited with Jeanne Lai, President of Chinese Universal, and Gary L. Dreher, as voting trustees, under a Voting Trust Agreement dated as of December 14, 2000. The Voting Trust Agreement provides that during the ten (10) year term of the Voting Trust Agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters lest the voting trustees' votes not be counted except for purposes of a quorum for voting on such proposal.

Also, on December 19,2000, we, entered into a five year Exclusive Distribution Agreement with Chinese Universal, for $300,000 in cash. The Distribution Agreement gives Chinese Universal the exclusive distribution rights to market and distribute our micro-titer plate based DR-70(R) in vitro diagnostic kits in the following countries in Asia: Taiwan, Hong Kong, Korea, Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia. Chinese Universal is required to purchase a minimum of 10,000 kits per year under the Exclusive Distribution Agreement.



ITEM 2.  PROPERTIES

Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at monthly rates ranging from $5757 to $6373 per month, including property taxes, insurance and maintenance. Our lease expires on July 31, 2004.

ITEM 3.  LITIGATION

There have been no legal proceedings to which we or any of our officers or directors have been a party or to which our property has been subject over the last two years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our security holders during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the OTC Bulletin Board under the symbol "AMDD." From August 1999 until April, 2000, our common stock was listed only on the "pink sheets." We were delisted from the OTC Bulletin Board on August 2, 1999 as a result of a change in the filing requirements for listing. Having registered as a fully reporting company under the Securities Exchange Act of 1934 and having filed for re-listing on the OTCBB with the NASD, we were re-listed in April, 2000.

Set forth in the following table are high and low bid quotations for our common stock for each quarter during the fiscal years ended December 31, 1999 and 2000. All share prices have been adjusted to provide for both the one for 20 reverse split which was effected in October 1998 and the one for 10 reverse split that was effected in March 1999 (i.e. they have been increased 200 times to compare them to current prices). We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of our common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.


        Quarter Ended                            High Bid              Low Bid
        -------------                            --------              -------
        March 31, 1999                              $7.50                $7.50
        June 30, 1999                               $7.50                $0.88
        September 30, 1999                          $3.81                $1.88
        December 31, 1999                           $2.00                $1.75

        Quarter Ended                            High Bid              Low Bid
        -------------                            --------              -------
        March 31, 2000                              $4.19                $1.75
        June 30, 2000                               $3.69                $1.63
        September 30, 2000                          $1.88                $0.88
        December 31, 2000                           $2.38                $1.03

As of March 14, 2001, there were approximately 900 record holders of the our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.


RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 2000, we sold unregistered shares of our securities in the following transactions:

        A. In January, 2000, we issued options to purchase an aggregate of 345,000 shares of our common stock at $1.75 per share to our four directors. No recipient of any of these options paid any consideration to us for the grant of the options.

        B. From February, 2000 to May, 2000, we sold and issued 375 shares of our Series A Preferred Stock to 7 investors at a price of $500 per share. Each share of Series A Preferred Stock is convertible at any time at the option of the holder, into 250 shares of our common stock. The Series A Preferred Stock was issued pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder. We utilized finders in the private placement and paid 30 shares of Series A Preferred Stock and 3,750 shares of common stock to the finders in the offering. There was no underwriter involved in this issuance. In November, 2000, we issued 202,500 shares of our common stock to the holders of our Series A Preferred Stock in exchange for all of the holders' Series A Preferred Stock. The common stock was issued pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder. There was no underwriter involved in this issuance.

        C. In May, 2000, we issued options to purchase 25,000 shares of our common stock at $2.00 per share to a consultant. The recipient of these options paid no consideration to us for the grant of the options.

        D. In August, 2000, we issued a non-interest bearing note in the amount of $30,000 to an investor. The note was due and payable on October 30, 2000. The note was paid in full by September 30, 2000. In connection with the issuance of the note, we also issued to the investor warrants to purchase 10,000 shares of our common stock at $1.00 per share as consideration for the loan evidenced by the note. The investor exercised the warrants on December 5, 2000. The note and the warrants were issued pursuant to Section 4(2) of the Securities Act.

        E. From August, 2000 to December, 2000, we sold and issued 1,051,500 shares of our common stock to 11 investors at a price of $1.00 per share. In addition, we granted warrants to purchase, in the aggregate, 300,000 shares of common stock at a price of $1.00 to two of those investors. The common stock and the warrants were issued pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder. We utilized finders in this offering and paid 105,150 shares of common stock to the finders in the offering. There was no underwriter involved in this issuance.

        F. Between August and December, 2000, we issued 200,000 shares of our common stock to consultants for services rendered. The shares were valued at $296,187 (based on the trading price of our common stock on the dates of grant). The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

        G. In October, 2000, we issued options to purchase an aggregate of 253,500 shares of our common stock at $1.00 per share to various officers, directors, employees and consultants. No recipient of any of these options paid any consideration to us for the grant of the options.

        H. On December 6, 2000, we sold and issued 50,000 shares of our common stock to an investor at a price of $1.00 per share. We utilized finders in this offering and paid 5,000 shares of common stock to the finders in the offering. The common stock was issued pursuant to Regulation S promulgated pursuant to the Securities Act. There was no underwriter involved in this issuance.

        I. On December 19, 2000, we sold and issued 2,000,000 shares of our common stock to an investor at a price of $1.35 per share. Of the $2,700,000 total purchase price, we received $700,000 in cash and a note in the principal amount of $2,000,000 due February 1, 2001. The note was paid in full on January 30, 2001. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since inception, we have been in the development stage and have devoted our resources to research and development, obtaining regulatory approval and raising working capital to support our DR-70(R) activities. Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal and the commencement of planned operations, management has determined the we are no longer in the development stage. For the fiscal year ended December 31, 2000, we generated $144,244 in net sales of products and marketing rights. Historically, our income has come from the sale of licenses, royalties and options to purchase marketing rights. We have incurred losses since inception, including an operating loss of $1,087,337 for the fiscal year ended December 31, 2000. The net loss for this period is comparable to the 1999 net loss if the 1999 non-recurring extraordinary gain of $499,930 is disregarded.

LIQUIDITY AND CAPITAL RESOURCES

In February 2000, we commenced an offering of shares of our Series A Preferred Stock pursuant to Rule 506 under the 1933 Act. In our Rule 506 offering, we offered up to $5,500,000 of our Series A Preferred Stock at a price of $500 per share. During 2000, we issued 405 shares of Preferred Stock, including 30 shares of preferred stock and 3,750 shares of common stock as finders' fees, for aggregate cash consideration of $168,750 (net of issuance costs of $18,750). These shares of Series A Preferred Stock were exchanged by the holders for 202,500 shares of Common Stock in December, 2000. As a result of this exchange, we recorded a preferred stock dividend in the amount of $101,250 for the beneficial exchange of the preferred stock into the common stock.

During the year ended December 31, 2000, we conducted a Regulation D, Rule 506 offering of our common stock for $1.00 per share. As part of this Rule 506 offering, we issued 1,211,650 shares of common stock (including 110,150 shares issued to consultants for offering costs) for aggregate cash consideration of $937,017 (net of issuance costs of $164,483).

In December 2000, we sold 2,000,000 shares of our common stock at $1.35 per share for cash consideration of $656,113 (net of issuance costs of $43,887) and a note for the remaining amount of $2,000,000 due February 1, 2001. The note was paid in full on January 30, 2001.

In August, 2000, we issued a non-interest bearing note in the amount of $30,000 to an investor. The note was due and payable on October 30, 2000. The note was paid in full by September 30, 2000. In connection with the issuance of the note, we also issued to the investor warrants to purchase 10,000 shares of our common stock at $1.00 per share as consideration for the loan evidenced by the note. The investor exercised the warrants on December 5, 2000. The note and the warrants were issued pursuant to Section 4(2) of the Securities Act.

During 2000, we were not at full production capacity due to lack of working capital. In 2001, we are expecting production to increase as a result of increased marketing efforts since efforts to raise additional capital were successful.

We do not anticipate any significant changes in the number of employees, however, we may seek to add employees to further our efforts to distribute our products. The loss of any of our key employees could have a material adverse effect upon our operations.

ASSETS AND LIABILITIES

From December 31, 1999 to December 31, 2000, our cash and cash equivalents increased by $1,165,493 as a result of successful efforts in raising capital. As of March 1, 2001, cash is being depleted at the rate of approximately $100,000 per month. We expect to receive additional cash from product sales. We have commitments for the purchase of our products to be marketed in the United States, the United Kingdom and Asia. There is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

Total assets increased from $106,033 at December 31, 1999 to $3,344,028 at December 31, 2000. The increase is a result of cash received from the sale of stock in excess of $1,000,000 and a note receivable for $2,000,000 for stock subscribed. The note was paid in full subsequent to year end.

Total liabilities increased from $480,963 at December 31, 1999 to $654,243 at December 31, 2000. The increase resulted from an increase in deferred revenue recorded pursuant to a distribution agreement with Chinese Universal. Exclusive of the increase in deferred revenue, liabilities decreased by approximately $120,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

NET REVENUE. During the year ended December 31, 2000, we generated revenues of $144,244 from product sales compared to revenues from product sales of $82,713 in the prior year period. This increase is a result of increased marketing efforts and the sale of marketing rights. We also realized interest income of $1,508 in fiscal year 2000 compared to $15,739 of interest income for the equivalent period in the prior year. The decrease in interest income was due to a reduction in available funds for investments during the fiscal year 2000.

RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES. Research and development expenses for the year ended December 31, 2000 were $43,200 as compared to $307,688 for the year ended December 31, 1999. This decrease of $264,488 was a result of our transition from a development stage company to one ready for production. Total operating expenses decreased by $83,130 to $1,126,013 for the year ended December 31, 2000 as compared to the $1,209,143 reported for the year ended December 31, 1999 due mainly to human resource allocations. Decreases in payroll expenses were offset by increases in payments for consulting services.

NET LOSS AND LOSS FROM OPERATIONS. In 2000, our net loss was $1,087,337, compared to a net loss of $671,725 in 1999, due to limited product sales. However, the 1999 net loss includes a non-recurring extraordinary gain of $499,930 which, if disregarded, makes the operating losses comparable for both periods.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which we make involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for our products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition, and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report...............................................................     F-1

Balance Sheet as of December 31, 2000......................................................     F-2

Statements of Operations for the years ended December 31, 2000 and 1999....................     F-3

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 2000 and 1999...............................................................     F-4

Statements of Cash Flows for the years ended December 31, 2000 and 1999....................     F-6

Notes to Financial Statements .............................................................     F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 6, 1999 Arthur Andersen LLP ("Arthur Andersen") and we agreed that Arthur Andersen would no longer be retained as our independent accountants for the fiscal year ended December 31, 1998. Accordingly, the client-independent accountant relationship was terminated as of that date. Arthur Andersen's report on our financial statements for the years ended December 31, 1997 and 1996 did not contain any adverse opinion or a disclaimer of opinion, or was not qualified, but contained an explanatory paragraph as to our ability to continue as a going concern. During our fiscal years ended December 31, 1997 and 1996 and subsequent interim periods, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make a reference to the subject matter of the disagreement(s) in connection with its reports.

On July 7, 1999, the independent accounting firm of Corbin & Wertz, Irvine, California, was engaged as our independent accountants. During our fiscal years ended December 31, 1997 and 1996 and subsequent interim periods, we did not consult Corbin & Wertz regarding (i) either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement or was a reportable event.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, the positions held by them and their ages as of March 14, 2001 are as follows:

             Name                         Age                         Position
             ----                         ---                         --------
William M. Thompson III, M.D., Ph.D.       73       Chairman of the Board of Directors

Gary L. Dreher                             54       President, Chief Executive Officer, and
                                                    Director

Douglas C. MacLellan                       46       Director

Edward R. Arquilla, M.D., Ph.D.            78       Director

Vivian B. Frazier                          39       Chief Financial Officer and Secretary

Dr. Thompson has been one of our directors since June 1989. From 1969 to the present, Dr. Thompson has been a practicing General Surgeon in Orange County, California. From 1975 to the present, Dr. Thompson has also served as Vice President for Medical Affairs and as a director of Beech Street in Irvine, California.

Mr. Dreher joined us in January 1998 as Vice President of Sales and Marketing. Mr. Dreher has served as our President and as a member of our board of directors since February 1999. From 1993 to 1997, Mr. Dreher served as President of Medical Market International of Yorba Linda, California, a marketing and management services company he co-founded. From 1991 to 1993, Mr. Dreher served as Vice President of Sales and Marketing for Apotex Scientific of Arlington, Texas, a division of Canada's largest pharmaceutical company. Mr. Dreher also currently serves on the board of directors of Optimum Care Corporation.

Mr. MacLellan has been one of our directors since September 1992. From May 1992 to the present, Mr. MacLellan has served as President and Chief Executive Officer of The MacLellan Group, Inc., a privately held financial advisory firm. Since December 2000, Mr. MacLellan has been a director of Werke Pharmaceuticals, Inc. Since May 1997, Mr. MacLellan has also served as a director of Datalex Corporation. From November 1996 to February 1998, Mr. MacLellan was a member of the Board of Directors and Investment Committee of the Strategic East European Fund. From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PotraCom Wireless, Inc., a publicly held Canadian company engaged in the business of developing and operating cellular and wireless telecommunications ventures. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank. Mr. MacLellan is also currently a member of the Board of Directors of Albion Offset Group, a privately held international trade advisory firm.

Dr. Arquilla has been one of our directors since February 1997. From 1959 until 1994, Dr. Arquilla was a full time faculty member in the Department of Pathology at the University of Southern California, the University of California at Los Angeles and the University of California, Irvine, ("UCI"). From 1968 to 1986, Dr. Arquilla also served as Professor and Chair of Pathology at UCI and Chief of Pathology services at the UCI Medical Center.

Ms. Frazier joined us as our Chief Financial Officer in July 1999. From 1983 to 1988, Ms. Frazier was with the New York and Irvine offices of Ernst & Whinney. From 1988 to 1993, she served as Controller for two privately held national real estate developers. Except for a 15 month period during 1995 and 1996 when Ms. Frazier returned to public accounting as a Senior Manager for Ernst & Young LLP, for more than the last eight years she has been an independent financial consultant for private clients. Ms. Frazier is a certified public accountant, licensed in California and New York and received her Bachelor of Science degree in accounting from New York University.

Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in our bylaws. The Board of Directors has established a Compensation Committee consisting of Dr. Thompson, Dr. Arquilla and Mr. MacLellan. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The Board of Directors has also established an Audit Committee consisting of Mr. MacLellan, Dr. Thompson, Dr. Arquilla and Mr. Dreher. Mr. MacLellan serves as the Chairman of the Compensation and Audit Committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the outstanding shares of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the Company to furnish us with copies of all
Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year 2000 and with respect to the fiscal year 2000, our officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them, except as follows: Gary Dreher did not file a Form 3 on a timely basis, Edward Arquilla did not file a Form 3 on a timely basis and failed to file a Form 4 with respect to the disposition of 80 shares of common stock, William Thompson did not file a Form 3 or a Form 5 on a timely basis, Douglas C. MacLellan failed to file a Form 3, Vivian B. Frazier did not file a Form 3 on a timely basis, and Chinese Universal did not file a Form 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the total compensation earned by our Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of our last three fiscal years.

                                 Annual Compensation                        Long-Term Compensation
                   ------------------------------------------   ---------------------------------------------
                                                                               Common Shares
                                                     Other       Restricted      Underlying
                                        Annual      Awards      Stock Granted  Options Granted   All Other
Name and Position  Year     Salary      Bonus    Compensation        ($)         (# Shares)     Compensation
-----------------  ----     ------      -----    ------------   -------------  ---------------  ------------
Gary L. Dreher,    2000    $222,000      -0-        9,000(3)        -0-             400,000          -0-
President and      1999    $150,000(2)   -0-        6,000(3)        -0-             250,000          -0-
CEO(1)             1998    $100,000      -0-       11,791(3)        -0-               1,250          -0-
                                                                                      -0-

That T. Ngo,       2000       -0-        -0-       43,200(8)        -0-               2,500        3,640(9)
President and      1999     $37,000(6)   -0-      138,710(7)        -0-             100,000          -0-
CEO(4)             1998    $222,000(5)   -0-          -0-           -0-               -0-            -0-

(1) Mr. Dreher served as our Vice President of Sales and Marketing from January 1998 to February 1999 with an annual salary of $100,000. Effective February 26, 1999, Mr. Dreher became our President and Chief Executive Officer with an annual salary of $160,000.

(2) At December 31, 1999, $40,000 of Mr. Dreher's salary had been accrued and was owing to him. Effective January 1, 2000, Mr. Dreher's compensation was raised to $222,000 per annum.

(3) Represents commissions of $5,791 and a car allowance of $6,000 earned by Mr. Dreher in 1998 and a car allowance of $6,000 earned in 1999 and a car allowance of $9,000 earned in 2000. At December 31, 1999, $2,179 of the commissions and $6,000 of the car allowances were accrued and owing to Mr. Dreher, all of which were subsequently paid.

(4) Dr. Ngo resigned from his positions as President and director effective February 26, 1999.

(5) Although Dr. Ngo earned $222,000 in 1998, he was actually paid only $180,500 in 1998. The remaining unpaid portion was eventually canceled in July 1999 as part of our debt restructuring. For a more complete description of our debt restructuring, see "Certain Relationships and Related Transactions."

(6) Although Dr. Ngo earned $37,000 in 1999, he was actually paid only $21,062 in 1999. The remaining unpaid portion was eventually canceled on July 1, 1999 as part of our debt restructuring. For a more complete description of our debt restructuring, see "Certain Relationships and Related Transactions." Dr. Ngo was engaged as a consultant to us on October 1, 1999.

(7) Represents $27,710 of vacation pay paid to Dr. Ngo in 1999 and $111,000 of salary continuation per his employment agreement which was accrued and eventually canceled in July 1999 as part of our debt restructuring. For a more complete description of our debt restructuring, see "Certain Relationships and Related Transactions."

(8) Represents consulting fees which we paid to Dr. Ngo in 2000 pursuant to his consulting agreement.

(9)     Represents settlement of a debt with Dr. Ngo in 2000.

                     Option /SAR Grants in Last Fiscal Year
                                Individual Grants

                                                        % of Total
                                                       Options/SARs
                         Number of Securities           Granted to         Exercise or
                       Underlying Options/SARs         Employees in         Base Price       Expiration
       Name                  Granted (#)                Fiscal Year            ($/Sh)            Date
       ----            -----------------------         ------------        ------------      ----------
   Gary Dreher,                300,000                     63%                 1.75            1/17/05
 President and CEO             100,000                     21%                 1.00           10/31/05




        Aggregated option Exercised in Last Fiscal year and Year-End Option
Values

                                                Number of Securities
                                                      Underlying          Value of Unexercised
                                                     Unexercised               In-the-Money
                       Shares                        Options/SARs at              Option/SARs
                      Acquired                        FY-End (#)                at FY-End ($)
                        on          Value
                      Exercise     Realized          Exercisable/               Exercisable/
     Name               (#)          ($)            Unexerciseable            Unexercisable
     ----             --------     --------     --------------------      --------------------
  Gary Dreher,           0             0              300,000/0                  $84,300/0
President and CEO        0             0              100,000/0                 $103,100/0
                                                      147,058/0                 $198,675/0
                                                      102,942/0                 $139,075/0
                                                       1,250/0                      0/0

Based on a price of $2.031 per share as quoted on the OTC Bulletin Board on December 29, 2000.

DIRECTOR COMPENSATION

Certain members of the Board of Directors receive cash compensation for their services. Effective January 1, 1999, until further notice, payment to Directors for their services was suspended. However, the total of $36,000 accrued through June 30, 1999 was canceled in July 1999 as part of our debt restructuring. For a more complete description of our debt restructuring, see "Certain Relationships and Related Transactions." Director fees have accrued at a rate of $6,000 per month since January 1, 2000.

EMPLOYMENT AGREEMENTS

On November 23, 1999, we entered into an employment agreement with Mr. Dreher to serve as President and Chief Executive Officer. The agreement, which has a term of five years, provides for an annual base salary of $222,000 effective January 1, 2000. Among other provisions, the agreement also provides for an annual cash bonus for the years 2000 through 2003 subject to meeting certain sales goals. The annual bonus is to be computed as the difference between the average bid price of our common stock and $0.68 multiplied by 100,000, but not to exceed 10% of our net sales during the year in which the bonus was earned. The average bid price for a given year is equal to the average of the bid prices for our common stock on the 15th and 30th day of each month for the months July through December for each bonus year. As of December 31, 2000, no bonus was earned pursuant to this agreement.

INDEMNIFICATION OF DIRECTORS

As permitted by Section 145 of the Delaware General Corporation Law, our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that it may, in its discretion, indemnify its directors, officers, employees and agents and persons serving in these capacities in other business enterprises at its request, to the fullest extent permitted by Delaware law. Our bylaws also allow it to advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

Our policy is to enter into indemnification agreements with each of our directors and officers that provide the maximum indemnity allowed to directors and officers by Section 145 of the Delaware General Corporation Law and the bylaws as well as additional procedural protections.

The indemnification provisions in the bylaws and the indemnification agreements we enter into with our directors and officers may be sufficiently broad to permit indemnification of our directors and officers for liabilities arising under the U.S. federal securities laws. However, we are aware that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed under the U.S. federal securities laws and is therefore unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 14, 2001 by (i) each person who we know to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                                             Number of              Percentage
Name and Address(1)                                            Shares                  Owned
-------------------                                          ---------               ---------
William M. Thompson III, M.D.                                  223,807(2)               4.0%
   7822 Beach Blvd., Suite 452
   Huntington Beach, CA 92647

Douglas C. MacLellan                                            89,083(3)               1.6%
   8324 Delgany Avenue
   Playa Del Rey, CA 90293

Gary L. Dreher                                               2,651,350(4)(7)           44.1%

Edward R. Arquilla, M.D., Ph.D.                                 77,633(5)               1.4%
   Department of Pathology
   UC-Irvine
   Irvine, CA 92697

Vivian B. Frazier                                               25,000(6)               0.5%

Chinese Universal Technologies Co., Ltd.                     2,000,000(7)              37.3%
   7F-3B1, 61 SEC GUN GYI Road
   403 Taichung, Taiwan

All Directors and Officers
as a group (5 persons)                                       3,066,873(7)              47.7%

(1) Unless otherwise indicated, the address for the following stockholders is c/o AMDL, Inc., 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2) Includes 188,283 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of Common Stock issuable upon the exercise of options at $1.75 per share and 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share.

(3) Includes 53,583 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share and 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share.

(4) Includes 1,250 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $28.00 per share, and 250,000 shares of common stock issuable upon the exercise of options at $0.68 per share, 300,000 shares of common stock issuable upon the exercise of options at $1.75 per share and 100,000 shares of common stock issuable upon the exercise of options at $1.00 per share.

(5) Includes 42,333 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share and 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share and 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share.

(6) Does not include options to purchase up to 10,000 shares of common stock issuable upon the exercise of outstanding options that are subject to vesting, but does include 5,000 shares of common stock issuable upon the exercise of vested options at $0.68 per share and 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share.

(7) Includes 2,000,000 shares of common stock which are deposited with Jeanne Lai, President of Chinese Universal, and Gary L. Dreher, as voting co-trustees, under a Voting Trust Agreement dated as of December 14, 2000. The Voting Trust Agreement provides that during the ten (10) year term of the Voting Trust Agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters lest the voting trustees' votes not be counted except for purposes of a quorum for voting on such proposal. As of March 14, 2001, the 2,000,000 shares of common stock represent approximately 37.3% of the total issued and outstanding common stock. Mr. Dreher disclaims beneficial ownership of all such shares except to the extent he has power to direct the voting of the shares resulting from his status as voting co-trustee under the voting trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CANCELLATION OF INDEBTEDNESS

In June 1999, our Board of Directors approved a debt restructuring with certain holders of accrued salaries and other forms of indebtedness. We entered into debt restructuring agreements with eight of our current and former officers, directors and employees. Pursuant to these agreements, these holders agreed to cancel accrued salaries and other forms of indebtedness totaling $865,357 in exchange for cash consideration in the aggregate amount of $84,412 and warrants to purchase an aggregate of 510,937 shares of our common stock at an exercise price of $.68 per share. The warrants may be exercised at any time until July 1, 2004.

CHINESE UNIVERSAL

On December 19, 2000, we sold to Chinese Universal 2,000,000 shares of our common stock at a price of $1.35 per share for $700,000 cash and a secured promissory note in the principal amount of $2,000,000 due February 1, 2001. Chinese Universal paid the note in full on January 30, 2001.

As part of the transactions described above, Chinese Universal acquired a controlling interest in us. However, as a condition to the sale of the shares of common stock, Chinese Universal was required to cause the shares to be deposited with Jeanne Lai, President of Chinese Universal, and Gary L. Dreher, as voting trustees, under a Voting Trust Agreement dated as of December 14, 2000. The Voting Trust Agreement provides that during the ten (10) year term of the Voting Trust Agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters lest the voting trustees' votes not be counted except for purposes of a quorum for voting on such proposal.

The 2,000,000 shares of common stock represent approximately 37.3% of our total issued and outstanding common stock.

Concurrently, with the sale of the shares to Chinese Universal, we, under an Exclusive Distribution Agreement with Chinese Universal, sold to Chinese Universal for $300,000 cash, the exclusive distribution rights for five years to market and distribute our micro-titer plate based DR-70(R) in vitro diagnostic kits in the following countries in Asia: Taiwan, Hong Kong, Korea, Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia. Chinese Universal is required to purchase a minimum of 10,000 kits per year under the Exclusive Distribution Agreement.

OTHER AGREEMENTS

In February 1995, we and AMDL Canada, Inc., a Canadian corporation and a wholly-owned subsidiary of Briana Bio-Tech, Inc., executed a joint venture agreement forming ICD, L.L.C., to pursue world-wide marketing (excluding Canada and the United States) of DR-70(R). During 1998, we entered into an agreement with AMDL Canada to dissolve the ICD joint venture and assign their respective world-wide marketing rights, excluding those to the United States and Canada, to JGT Management Services, Inc.("JGT"). In a related agreement, JGT agreed to return Canadian marketing rights to DR-70(R) to us and to relinquish its interest in world-wide marketing rights. Pursuant to the agreement, we agreed to make eighteen monthly payments of $750 to JGT commencing October 1998, in addition to a royalty fee equal to 2.5% of gross sales on a quarterly basis. The agreement expires in August 2008; however, we may elect to pay a $25,000 buy-out fee after October 1, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Index to Exhibits

Exhibit No.
-----------
 3.1           Certificate of Incorporation of the Company(1)

 3.2           Bylaws of the Company(2)

 3.3           Certificate of Amendment(3)

 4.1           Specimen of Common Stock Certificate(13)

 4.2           Certificate of Designations(13)

 9.1           Voting Trust Agreement by and between Jeanne Lai and Gary L.
               Dreher, as Co-Trustees, and Chinese Universal Technologies Co.,
               Ltd.(14)

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

10.41 Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998(11)

10.42 Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)

10.43 Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)

10.44          Securities Purchase Agreement between the Company and the
               Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999.(12)

10.45          The Company's 1999 Stock Option Plan.(12)

10.46          Agreement Regarding Cancellation of Indebtedness between the
               Company and William M. Thompson, III, M.D., dated July 1, 1999.(12)

10.47          Agreement Regarding Cancellation of Indebtedness between the
               Company and Harry Berk, dated July 1, 1999.(12)

10.48          Agreement Regarding Cancellation of Indebtedness between the
               Company and Edward Arquilla, M.D., dated July 1, 1999.(12)

10.49          Agreement Regarding Cancellation of Indebtedness between the
               Company and Thomas V. Tilton, dated July 1, 1999.(12)

10.50          Agreement Regarding Cancellation of Indebtedness between the
               Company and Donald Rounds, dated July 1, 1999.(12)

10.51          Agreement Regarding Cancellation of Indebtedness between the
               Company and That T. Ngo, Ph.D, dated July 1, 1999.(12)

10.52          Agreement Regarding Cancellation of Indebtedness between the
               Company and Gary L. Dreher, dated July 1, 1999.(12)

10.53          Agreement Regarding Cancellation of Indebtedness between the
               Company and Douglas C. MacLellan, dated July 1, 1999.(12)

10.54          Employment Agreement of Gary L. Dreher dated November 23, 1999.(13)

10.55          Consulting Agreement with That T. Ngo dated October 1, 1999.(13)

10.56          Securities Purchase Agreement between the Company and the
               Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000.(13)

10.57          Exclusive Distribution Agreement between AMDL and Chinese
               Universal Technologies Co., Ltd. dated December 14, 2000.(14)

10.58          Securities Purchase Agreement between AMDL and Chinese Universal
               Technologies Co., Ltd. dated as of December 14, 2000.(14)

21.1           Subsidiaries(9)

-------------

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

(12) Incorporated by reference to the Company's Registration Statement on Form 10-SB dated October 15, 1999.

(13) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1999.

(14) Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2000.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...............................................................  F-1

Balance Sheet as of December 31, 2000......................................................  F-2

Statements of Operations for the years ended December 31, 2000 and 1999....................  F-3

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 2000 and 1999...............................................................  F-4

Statements of Cash Flows for the years ended December 31, 2000 and 1999....................  F-6

Notes to Financial Statements .............................................................  F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  AMDL, Inc.

We have audited the accompanying balance sheet of AMDL, Inc. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                        CORBIN & WERTZ

Irvine, California
March 2, 2001

                                AMDL, INC.

                              BALANCE SHEET

                            DECEMBER 31, 2000

                                  ASSETS

Current assets:
   Cash and cash equivalents                                 $  1,241,360
   Accounts receivable                                             23,718
   Inventories                                                     73,192
   Stock subscription receivable                                2,000,000
                                                             ------------

        Total current assets                                    3,338,270

Other assets                                                        5,758
                                                             ------------

                                                             $  3,344,028
                                                             ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                              $     25,000
   Accounts payable and accrued expenses                          270,219
   Accrued payroll and related expenses                            58,396
   Customer deposit                                                 5,800
   Deferred revenue                                                62,069
                                                             ------------

        Total current liabilities                                 421,484

   Deferred revenue, net of current portion                       232,759
                                                             ------------

   Total liabilities                                              654,243

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
    authorized; 5,279,024 shares
    issued and outstanding (including
    2,005,000 shares subscribed but not yet issued)                 5,279
   Additional paid-in capital                                  17,393,926
   Accumulated deficit                                        (14,709,420)
                                                             ------------
        Total stockholders' equity                              2,689,785
                                                             ------------
                                                             $  3,344,028
                                                             ============

See independent auditors' report and accompanying notes to financial statements.

                                   AMDL, INC.

                            STATEMENT OF OPERATIONS

                                                              Years Ended
                                                    -------------------------------
                                                    December 31,       December 31,
                                                       2000               1999
                                                    -----------        -----------
Revenues                                            $   144,244        $    82,713

Cost of sales                                            98,776             54,458
                                                    -----------        -----------

        Gross profit                                     45,468             28,255
                                                    -----------        -----------

Operating expenses:
   Research and development                              43,200            307,688
   General and administrative                         1,082,813            901,455
                                                    -----------        -----------
                                                      1,126,013          1,209,143
                                                    -----------        -----------

Loss from operations                                 (1,080,545)        (1,180,888)
                                                    -----------        -----------

Other income (expense):
   Interest expense                                      (8,300)            (6,506)
   Interest income                                        1,508             15,736
                                                    -----------        -----------
                                                         (6,792)             9,233
                                                    -----------        -----------

Net loss before
extraordinary item                                   (1,087,337)        (1,171,655)
                                                    -----------        -----------

Extraordinary item:
   Gain on forgiveness of debt                               --            499,930
                                                    -----------        -----------

   Net loss                                         $(1,087,337)       $  (671,725)
                                                    ===========        ===========

Basic and diluted loss available to
 common shareholders per common share:

   Net loss before extraordinary item               $     (0.65)       $     (1.64)
   Extraordinary item                                        --               0.70
                                                    -----------        -----------
                                                    $     (0.65)       $     (0.94)
                                                    ===========        ===========

Weighted average common shares outstanding            1,837,293            713,831
                                                    ===========        ===========

See independent auditors' report and accompanying notes to financial statements.

                                   AMDL, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                Common Stock                        Preferred Stock
                                                        -------------------------------      -------------------------------
                                                           Shares             Amount            Shares             Amount
                                                        ------------       ------------      ------------       ------------

Balance, December 31, 1998                                   168,775       $        169                --       $         --

Common stock issued for cash (including
  132,655 shares of common stock issued
  to finders), net of offering costs of $174,907           1,482,655              1,482                --                 --
Estimated fair market value of options
  granted to consultants for services rendered                    --                 --                --                 --
Estimated fair market value of warrants
  granted for debt/equity settlement                              --                 --                --                 --
Adjustment for fractional shares in
  stock splits                                                  (306)                --                --                 --
Net loss                                                          --                 --                --                 --
                                                        ------------       ------------      ------------       ------------

Balance, December 31, 1999                                 1,651,124              1,651                --                 --

Preferred stock issued for cash (including 30
  shares of preferred stock and 3,750 shares of
  common stock issued to finders), net of offering
  costs of $18,750                                             3,750                  4               405                 --
Common stock issued for cash (including
  2,005,000 shares subscribed and 110,150
  shares issued to finders), net of offering
  costs of $208,370                                        3,211,650              3,211                --                 --
Common stock issued for consulting services                  200,000                200                --                 --
Common stock issued for warrants exercised                    10,000                 10                --                 --


                                                       Additional
                                                        Paid-in          Accumulated
                                                        Capital            Deficit             Total
                                                      ------------       ------------       ------------

Balance, December 31, 1998                            $ 11,968,127       $(12,849,108)      $   (880,812)

Common stock issued for cash (including
  132,655 shares of common stock issued
  to finders), net of offering costs of $174,907           823,611                 --            825,093
Estimated fair market value of options
  granted to consultants for services rendered              71,499                 --             71,499
Estimated fair market value of warrants
  granted for debt/equity settlement                       281,015                 --            281,015
Adjustment for fractional shares in
  stock splits                                                  --                 --                 --
Net loss                                                        --           (671,725)          (671,725)
                                                      ------------       ------------       ------------

Balance, December 31, 1999                              13,144,252        (13,520,833)          (374,930)

Preferred stock issued for cash (including 30
  shares of preferred stock and 3,750 shares of
  common stock issued to finders), net of offering
  costs of $18,750                                         168,746                 --            168,750
Common stock issued for cash (including
  2,005,000 shares subscribed and 110,150
  shares issued to finders), net of offering
  costs of $208,370                                      3,589,919                 --          3,593,130
Common stock issued for consulting services                295,987                 --            296,187
Common stock issued for warrants exercised                   9,990                 --             10,000


See independent auditors' report and accompanying notes to financial statements.

                                   AMDL, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                Common Stock                        Preferred Stock
                                                        -------------------------------      -------------------------------
                                                           Shares             Amount            Shares             Amount
                                                        ------------       ------------      ------------       ------------


Estimated fair market value of options
  granted to consultants for services rendered                    --                 --                --                 --
Estimated fair market value of warrants issued
  in connection with debt financing                               --                 --                --                 --
Common stock issued in connection with
  the exchange of preferred stock                            202,500                203              (405)                --
Preferred dividend on beneficial and
 induced exchange of preferred stock                              --                 --                --                 --
Net loss                                                          --                 --                --                 --
                                                        ------------       ------------      ------------       ------------

Balance, December 31, 2000                                 5,279,024       $      5,279                --       $         --
                                                        ============       ============      ============       ============



                                                      Additional
                                                       Paid-in          Accumulated
                                                       Capital            Deficit             Total
                                                     ------------       ------------       ------------


Estimated fair market value of options
  granted to consultants for services rendered             75,685                 --             75,685
Estimated fair market value of warrants issued
  in connection with debt financing                         8,300                 --              8,300
Common stock issued in connection with
  the exchange of preferred stock                            (203)                --                 --
Preferred dividend on beneficial and
 induced exchange of preferred stock                      101,250           (101,250)                --
Net loss                                                       --         (1,087,337)        (1,087,337)
                                                     ------------       ------------       ------------

Balance, December 31, 2000                           $ 17,393,926       $(14,709,420)      $  2,689,785
                                                     ============       ============       ============


See independent auditors' report and accompanying notes to financial statements.

                                   AMDL, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   Years Ended
                                                          -----------------------------
                                                          December 31,      December 31,
                                                             2000              1999
                                                          -----------       -----------
Cash flows from operating activities
    Net loss                                              $(1,087,337)      $(671,725)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
        Common stock issued for services                      296,187              --
        Warrants and options issued for services               83,985          71,499
        Gain on forgiveness of debt                                --        (499,930)
        Changes in operating assets and liabilities:
           Accounts receivable, net                            (8,317)         (4,802)
           Inventories                                        (73,192)             --
           Other current assets                                 3,250          (3,250)
           Prepaid expenses                                     5,757          (5,757)
           Other assets                                            --           2,105
           Accounts payable and accrued expenses              (55,626)         23,411
           Accrued payroll and related expenses               (65,922)        262,322
           Deferred revenue                                   294,828              --
           Customer deposit                                        --           2,335
                                                          -----------       ---------

    Net cash used in operating activities                    (606,387)       (823,792)
                                                          -----------       ---------

Cash flows from financing activities:
    Proceeds from the sale of preferred stock,
      net of offering costs of $18,750                        168,750              --
    Proceeds from issuance of common stock,
      net of offering costs of $208,370                     1,593,130         825,093
    Proceeds from the
      exercise of warrants                                     10,000              --
                                                          -----------       ---------

    Net cash provided by financing activities               1,771,880         825,093
                                                          -----------       ---------

Net change in cash and cash equivalents                     1,165,493           1,301

Cash and cash equivalents, beginning of year                   75,867          74,566
                                                          -----------       ---------

Cash and cash equivalents, end of year                    $ 1,241,360       $  75,867
                                                          ===========       =========

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                $        --       $      --
                                                          ===========       =========

    Cash paid during the year for taxes                   $       800       $     800
                                                          ===========       =========

See related notes to financial statements for non-cash investing and financing activities.

See independent auditors' report and accompanying notes to financial statements.

                                   AMDL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               NATURE OF BUSINESS

AMDL, Inc. was incorporated July 10, 1987, in the state of Delaware; however, no financial activity occurred until 1988.

Since inception, the Company has primarily been engaged in the commercial development of, and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70(R)) to detect the presence of lung and other types of cancer, and its proprietary test kit (Pylori-Probe(TM)) designed to detect antibodies to Helicobacter pylori ("H. pylori"), a bacterium associated with chronic gastritis and ulcers which, if left untreated, may lead to stomach cancer. The Company has recently broadened its scope and product line and has a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy

                        TERMINATION OF DEVELOPMENT STAGE

Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal Technologies (See Note 6) and the commencement of planned operations, in relation to the Company's business plan, as discussed above, management has determined that the Company is no longer in the development stage. All references to cumulative statement of operations, stockholders' equity (deficit), and statements of cash flows have been eliminated in the accompanying financial statements.

                                DEFERRED REVENUE

Deferred Revenue represents the unamortized portion of a $300,000 exclusive distribution agreement with a related party. The exclusive distribution agreement expires in October, 2005 and requires the related party to market and distribute the Company's products and to purchase a minimum of 10,000 DR-70(R) kits per year. The Company is amortizing the balance of the exclusive distribution agreement as income in the statement of operations over the term of the agreement. (See Note 6)

                                   ADVERTISING

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were $2,920 and $6,643 for the years ended December 31, 2000 and 1999, respectively.

                                CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                                   INVENTORIES

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

                                   AMDL, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                    EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of 5 years. During the years ended December 31, 2000 and 1999, the Company purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

                                     PATENTS

The Company has expended funds for patents that are in various stages of the filing approval process. During 2000 and 1999, the Company expended approximately $11,692 and $6,900, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

                         IMPAIRMENT OF LONG-LIVED ASSETS

During 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2000. There can be no assurance, however, that market conditions will not change which could result in future long-lived asset impairment.

                    COMMON STOCK ISSUED FOR SERVICES RENDERED

The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. (See
Note 10)

                      COMMON STOCK -- REVERSE STOCK SPLITS

In March, 1999 the Company's Board of Directors approved a one-for-ten reverse stock split. (Par value remained at $0.001 per share as a result.) All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect this reverse stock split.

                             RISK AND UNCERTAINTIES

Both of the Company's lines of proprietary test kits are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70(R) in the United States, however, the Company can market DR-70(R) to reference laboratories in the United States under a "Research Use Only" labeling exemption. In addition, the Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


The Company is subject to the risk of failure in maintaining its current regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The Company's revenue from product sales derived from its operations are small. However, The Company believes that its current cash position of approximately $1,241,000 at December 31, 2000 is sufficient to fund its operation and working capital requirements through December 31, 2001.

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

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 8).

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25". FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                        BASIC AND DILUTED LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company's financial position or results of operations.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The Company's net loss has been increased for the effect of preferred dividends as a result of the induced and beneficial exchange of preferred stock (See Note 11)

                                  INCOME TAXES

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

                                USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts and valuation of deferred tax assets. Actual results could differ from those estimates.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, subscription receivable, trade payables, accrued expenses and note payable approximates their estimated fair values due to the short-term maturities of those financial instruments.

                                RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements in order to conform to classifications used in the current year.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

                            WEBSITE DEVELOPMENT COSTS

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internet Use". The Company adoption of EITF 00-2 did not have a material effect on the Company's financial statements.



                              CONCENTRATION OF RISK

One customer accounted for approximately 75% of accounts receivable as of December 31, 2000 and four customers accounted for 80% of sales for the year ended December 31, 2000. There were no such concentrations for the year ended December 31, 1999. The loss of any of these customers in the future could significantly affect the Company's operating results.

From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit of $100,000. As of December 31, 2000, the Company had $1,276,215 in excess of this limit.

                               REVENUE RECOGNITION

Revenue is recognized upon shipment of products to customers.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB 101"), "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

The FASB Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, the adoption of this standard will have on its results of operations, financial position or cash flows.

NOTE 2 - INVENTORIES

        Inventories consist of the following at December 31, 2000:

               Raw Materials                         $64,285

               Work-In-Process                         5,930

               Finished Goods                          2,977
                                                   ---------
                                                     $73,192

NOTE 3 - STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents monies due to the Company pursuant to the sale of 2,000,000 shares of the Company's common stock during the year ended December 31, 2000 (See Note 10). Stock subscription receivable totaled $2,000,000 and was due February 1, 2001. The Company received the entire subscription receivable amount of $2,000,000 on January 30, 2001.

NOTE 4 - NOTE PAYABLE

Note payable consists of monies advanced to the Company for working capital purposes from a shareholder. The note is due on demand and accrued interest at 12%. The Company has made several attempts to pay off the note payable over the past several years without success. As a result, the Company has stopped accruing interest on the note. At December 31, 2000, the note payable totaled $25,000, plus accrued interest of $12,675 which is included in accounts payable and accrued expenses in the accompanying balance sheet.

NOTE 5 -- INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2000 are as follows:

        Deferred tax asset:
           Net operating loss carryforward                                       $ 5,288,000
           Expenses recognized for granting of options and warrants                  141,000
                                                                                 -----------

           Total gross deferred tax asset                                          5,429,000

        Less valuation allowance                                                  (5,429,000)
                                                                                 ------------

           Net deferred tax asset                                                $        --
                                                                                 ===========

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 5 -- INCOME TAXES, CONTINUED

The valuation allowance increased by approximately $442,000 and $257,000 during the years ended December 31, 2000 and 1999, respectively. No current provision for income taxes for the years ended December 31, 2000 and 1999 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2000 and 1999 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                        2000            1999
                                                     ---------       ---------
Computed tax benefit at federal statutory rate       $(370,000)      $(228,000)
State income tax benefit, net of federal effect        (72,000)        (45,000)
Increase in valuation allowance                        442,000         257,000
Other                                                      800          16,800
                                                     ---------       ---------

                                                     $     800       $     800
                                                     =========       =========

As of December 31, 2000 the Company had net operating loss carryforwards of approximately $14,772,000 and $6,025,000 for federal and state income tax reporting purposes, which expire at various dates through 2014 and 2004, respectively.

NOTE 6 -- LICENSING AGREEMENTS

The Company has an agreement to make eighteen monthly payments of $750 to JGT commencing October 1998, in addition to a royalty fee equal to 2.5% of gross sales of DR-70(R) on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003. During 2000 and 1999 the Company paid or accrued $376 and $11,866, respectively, in connection with this agreement.

The Company entered into an exclusive distribution agreement with Chinese Universal Technology ("CUT"), a shareholder of the Company. The agreement, which expires October 13, 2005, requires CUT to pay $300,000 at the inception of the agreement and provides for CUT to purchase a minimum of 10,000 DR-70(R) kits per year. The Company recorded the distribution fee of $300,000 as deferred revenue in the accompanying balance sheet and is recording the amount to revenue in the accompanying statement of operations over the term of the agreement. At December 31, 2000, deferred revenue totaled $294,000 (See Note 1). No purchases were made pursuant to this agreement as of December 31, 2000.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 -- COMMITMENTS

                                 OPERATING LEASE

The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expires on July 31, 2004 and requires monthly lease payments of $5,757 increasing up to a maximum of $6,373 over the term of the lease. Future minimum commitments under this lease agreement are as follows:

    Years Ending
    December 31,
    ------------
        2001                         $73,000
        2002                          75,000
        2003                          77,000
        2004                          44,000
                                    --------
                                    $269,000

Rent expense was approximately $60,000 and $87,000 for the years ended December 31, 2000 and 1999, respectively.

                              EMPLOYMENT AGREEMENT

On November 23, 1999, the Company entered into an employment agreement with Gary
L. Dreher, president and chief executive officer. The agreement, which has a term of five years, provides for an annual base salary of $222,000 effective January 1, 2000. Among other provisions, the agreement also provides for an annual cash bonus for the years 2000 through 2003 subject to meeting certain sales goals. The annual bonus is to be computed as the difference between the average bid price of the Company's common stock and $0.68 multiplied by 100,000, but not to exceed 10% of net sales of the Company during the year in which the bonus was earned. The average bid price for a given year is equal to the average of the bid prices for the Common Stock on the 15th and 30th day of each month for the months July through December for each bonus year. No bonus was earned for the year ended December 31, 2000.

                              CONSULTING AGREEMENTS

The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. Pursuant to the agreements, the Company will pay the consultants varying amounts of cash, options and/or stock for services rendered when capital amounts are raised. During 2000, the Company raised capital pursuant to two of these agreements and paid $128,900 in cash and issued 128,900 shares of common stock (See Note 10).

Effective October 1, 1999, the Company entered into a one-year consulting agreement with its former president to review and analyze new technologies and supervise continued testing of existing products and such other services related to diagnostic technology as the Board of Directors may request for a monthly payment of not to exceed $4,800. As of December 31, 2000 and 1999, $43,200 and $14,400 were paid on this contract, respectively. The agreement was not renewed at expiration; however, after year-end, a month-to-month agreement was executed to pay $250 per hour as needed for the former president's services.

Effective October 1, 2000, the Company entered into a consulting agreement with E&E Communication to provide investor relations services. Pursuant to the agreement, the Company will pay the consultant $1,000 per month and will reimburse approved expenses. The Company has paid $3,790 to this consultant, pursuant to this agreement, as of December 31, 2000.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 -- STOCK-BASED COMPENSATION PLANS

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

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 2,000,000 shares of the Company's common stock The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. Under the terms of the Plan, the Company granted options to purchase 172,500 and 187,058 shares of the Company's common stock under incentive stock option agreements in 2000 and 1999, respectively, and granted options to purchase 426,000 and 402,941 shares of the Company's common stock under non-qualified stock option agreements in 2000 and 1999, respectively. All options granted have an exercise price equal to the fair market value at the date of grant and vest on various dates through June 30, 2002 and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense to be recognized over the vesting period for options issued to consultants during 2000 and 1999 will be $18,000 and $112,749, respectively, of which $38,685 and $71,499 was recognized during the years ended December 31, 2000 and 1999, respectively.

From time to time, the Company issues stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

In May, 2000, the Company granted options to purchase 25,000 shares of common stock at an exercise price of $2.00 (based on the closing bid price of the Company's common stock on the date of grant) to a consultant. The options vested on the date of grant and are exercisable through May, 2005. Pursuant to SFAS 123, total consulting expense recognized in the accompanying statement of operations was $37,000 for the year ended December 31, 2000.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 -- STOCK-BASED COMPENSATION PLANS, CONTINUED



The following is a status of the stock options outstanding at December 31, 2000 and 1999 and the changes during the years then ended:

                                             2000                         1999
                                    ------------------------    -------------------------
                                                  WTD AVG                       WTD AVG
                                    SHARES        EX PRICE      SHARES          EX PRICE
                                    --------     -----------    -------       -----------
Outstanding,
  beginning of year                  601,964         $2.69        24,465         $156.48

   Granted                           623,500          1.46       589,999            0.68
   Expired/forfeited                    (500)        88.00       (12,500)        (208.70)
                                   ---------     ---------       -------      ----------

Outstanding,
  end of year                      1,224,964         $2.03       601,964           $2.69
                                   =========     =========       =======      ==========

Exercisable at end
  of year                          1,139,964         $2.13       436,964           $3.50
                                   =========     =========       =======      ==========

Wtd avg. fair value
  of options granted                                 $1.12                         $0.55
                                                 =========                    ==========


11,465 of the options outstanding at December 31, 2000 have exercise prices between $26 and $132, with a weighted average exercise price of $102.86 and a weighted average remaining contractual life of one year. All of these options are exercisable. 370,000 of the options outstanding at December 31, 2000 have exercise prices between $1.75 and $2.00, with a weighted average exercise price of $1.77 and a weighted average remaining contractual life of 4.10 years. All of these options are exercisable. 253,500 of the options outstanding at December 31, 2000 have an exercise price of $1.00, and a weighted average remaining contractual life of 4.80 years. All of the options are exercisable. 589,999 of the options outstanding at December 31, 2000 have an exercise price of $0.68 and a weighted average remaining contractual life of 3.5 years. 504,999 of these options are exercisable.

The fair value of each option granted during 2000 and 1999 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 154 percent and 110 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 6.5 percent and 6.25 percent, respectively, and (iv) expected life of 2 years and 5 years, respectively.

Had compensation cost for the Company's 2000 and 1999 options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 2000 and 1999 would approximate the pro forma amounts below:

                                        2000                                1999
                            -----------------------------       ----------------------------
                            AS REPORTED        PRO FORMA        AS REPORTED       PRO FORMA
                            -----------       -----------       -----------       ----------
Net loss                    $(1,087,337)      $(1,759,162)      $  (671,725)      $  (833,975)
                            ===========       ===========       ===========       ===========

Basic and diluted loss
  per share                 $     (0.65)      $     (1.01)      $     (0.94)      $     (1.17)
                            ===========       ===========       ===========       ===========

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 9 -- WARRANTS

From time to time, the Company issues warrants pursuant to various compensatory arrangements. During 1999, the Company issued 510,937 warrants in connection with the settlement of accrued payroll and related expenses due to employees and former employees. (See Note 12).

During the year ended December 31, 2000, pursuant to a short-term note payable, the Company issued warrants to purchase 10,000 shares of the Company's common stock, at an exercise price of $1.00 per share, with an estimated fair market value of $8,300 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123). The warrants vested on the date of grant and were exercisable through August 2001. During the year ended December 31, 2000, the Company recognized interest expense of $8,300 in the accompanying statement of operations.

During the year ended December 31, 2000, pursuant to a stock purchase agreement, the Company issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.00. The warrants vest on February 1, 2001 and are exercisable through April 8, 2001. As these warrants were issued in connection with fund raising activities, no consulting expense is to be recognized for these warrants in the statement of operations.

The fair value of each warrant granted during 2000 and 1999 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 154 percent and 110 percent, respectively,
(iii) weighted-average risk-free interest rate of approximately 6.5 percent and
6.25 percent, respectively, and (iv) expected life of 2 years and 5 years, respectively.

The following represents a summary of the warrants outstanding for the years ended December 31, 2000 and 1999:

                                               2000                          1999
                                      ----------------------        ----------------------
                                                     WTD AVG                      WTD AVG
                                      SHARES        EX PRICE        SHARES        EX PRICE
                                      -------       --------        -------       --------
Outstanding,
  beginning of year                   511,687       $   0.70          1,750       $  92.57

    Granted                           310,000           1.00        510,937           0.68
    Expired/forfeited/exercised       (10,000)         (1.00)        (1,000)       (150.00)
                                      -------       --------        -------       --------

Outstanding,
  end of year                         811,687       $   0.70        511,687       $   0.70
                                      =======       ========        =======       ========

Wgt avg. fair value
  of warrants granted                               $   0.83                      $   0.55
                                                    ========                      ========

750 of the warrants outstanding at December 31, 2000 have an exercise price of $32 and a weighted average remaining contractual life of 0.42 years. 510,937 of the warrants outstanding have an exercise price of $0.68 and a weighted average remaining contractual life of 3.50 years. 300,000 of the warrants outstanding have an exercise price of $1.00 and a weighted average remaining contractual life of 0.33 years. All the warrants are exercisable at December 31, 2000.

The outstanding warrants at December 31, 2000 are held by consultants and other service providers, shareholders, and current and former note holders.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 10 -- EQUITY

                                 PREFERRED STOCK

The Company's Articles of Incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the Board of Directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of October 22, 1999, the Board of Directors designated 11,000 shares as Series A Preferred Stock ("Preferred A"). Preferred A stockholders are entitled to receive dividends at a rate of 8% per annum paid semi-annually. Due to the exchange, no dividends were declared or paid as of December 31, 2000. Each share of Preferred A has a liquidation preference of $500 per share plus accrued dividends and is convertible at any time into such number of fully paid and non-assessable shares of common stock as is determined by dividing the $500 plus the amount of any accrued and unpaid dividends by $2, the initial conversion price.

During 2000, the Company issued 405 shares of Preferred Stock, including 30 shares of preferred and 3,750 shares of common stock as finders' fees, for aggregate cash consideration of $168,750 (net of issuance costs of $18,750). These shares of Preferred A Stock were exchanged for 202,500 shares of Common Stock in December, 2000. As a result of this induced and beneficial exchange, the Company recorded a preferred stock dividend of $101,250 in the statement of stockholders' equity (deficit) during the year ended December 31, 2000.

                                  COMMON STOCK

During the year ended December 31, 1999, the Company conducted a Regulation D, Rule 504 Offering ("Rule 504 Offering") of the common stock. As part of the Rule 504 Offering, the Company issued 1,482,655 shares of common stock (including 132,655 shares issued to consultants for offering costs) for aggregate cash consideration of $825,093 (net of issuance costs of $174,907).

During the year ended December 31, 2000, the Company conducted a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock for $1.00 per share. As part of the Rule 506 Offering, the Company issued 1,211,650 shares of common stock (including 110,150 shares issued to consultants for offering costs) for aggregate cash consideration of $937,017 (net of issuance costs of $164,483).

In December 2000, the Company sold 2,000,000 shares of common stock at $1.35 per share for cash consideration of $656,113 (net of issuance costs of $43,887) and a note for the remaining amount of $2,000,000 due February 1, 2001 (See Note 3). The note was paid in full on January 30, 2001.

During the year ended December 31, 2000, the Company issued 10,000 shares of common stock in connection with the exercise of stock warrants for $10,000.

During the year ended December 31, 2000, the Company issued 200,000 shares of common stock valued at $296,187 (based on the market value on the date of grant) to consultants for services rendered.

                                   AMDL, INC.

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                                       2000              1999
                                                                   -----------       -----------
Numerator for basic and diluted earnings per share:
    Net loss before preferred dividend and extraordinary item
      charged to common shareholders                               $(1,087,337)      $(1,171,655)
    Preferred dividend on beneficial exchange of
    Preferred A Stock                                                 (101,250)               --
                                                                   -----------       -----------
    Net loss before extraordinary item
      charged to common shareholders                                (1,188,587)       (1,171,655)
                                                                   -----------       -----------
    Extraordinary item                                                      --           499,930
                                                                   -----------       -----------

    Net loss                                                       $(1,188,587)      $  (671,725)
                                                                   ===========       ===========
Denominator for basic and diluted earnings per share:
    Weighted average shares                                          1,837,293           713,831
                                                                   -----------       -----------

Basic and diluted loss per share:
    Net loss before extraordinary item                             $     (0.65)      $     (1.64)
    Extraordinary item                                                      --              0.70
                                                                   -----------       -----------

    Net loss                                                       $     (0.65)      $     (0.94)
                                                                   ===========       ===========


NOTE 12 -- DEBT/EQUITY SETTLEMENT

Effective July 1 1999, the Company entered into various mutual release agreements with eight individuals (which consisted of officers, employees and former employees) whereby deferred salaries and other related liabilities in the amount of $865,357 were exchanged for cash payments of $84,412 and warrants to purchase 510,937 shares of the Company's common stock at the fair market value on the date of grant (estimated by the Company to be $0.68 per share) totaling $281,015 under SFAS 123. The Company recognized an extraordinary gain of $499,930 as a result of this transaction in 1999. As of December 31, 1999, $14,069 of the cash payments had not been made and was included in accrued expenses. The amount was paid in full in January, 2000.

NOTE 13 - SUBSEQUENT EVENTS

In January, 2001, the Company issued 80,000 shares of common stock valued at $131,600 (based on the market value on the date of grant) to consultants for services rendered.

                                   SIGNATURES

In accordance Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMDL, INC.


                                        By:  /s/ Gary L. Dreher
                                           -------------------------------------
                                           Gary L. Dreher
                                           President and Chief Executive Officer


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                              Title                                   Date
          ----------                              -----                                   ----
  /s/   Gary L. Dreher                  President and Chief Executive Officer        March 30, 2001
-----------------------------           and Director (principal executive
Gary L. Dreher                          officer)


/s/ Vivian B. Frazier                   Chief Financial Officer (principal           March 30, 2001
-----------------------------           financial and accounting officer)
Vivian B. Frazier


/s/ William M. Thompson III, M.D.       Chairman of the Board                        March 30, 2001
-----------------------------
William M. Thompson III, M.D.

/s/ Edward R. Arquilla, M.D.            Director                                     March 30, 2001
-----------------------------
   Edward R. Arquilla, M.D.


/s/   Douglas C. MacLellan              Director                                     March 30, 2001
-----------------------------
      Douglas C. MacLellan

                                INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------
 3.1           Certificate of Incorporation of the Company(1)

 3.2           Bylaws of the Company(2)

 3.3           Certificate of Amendment(3)

 4.1           Specimen of Common Stock Certificate(13)

 4.2           Certificate of Designations(13)

 9.1           Voting Trust Agreement by and between Jeanne Lai and Gary L.
               Dreher, as Co-Trustees, and Chinese Universal Technologies Co.,
               Ltd.(14)

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

10.41 Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998(11)

10.42 Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)

10.43 Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)

10.44          Securities Purchase Agreement between the Company and the
               Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999.(12)

10.45          The Company's 1999 Stock Option Plan.(12)

10.46          Agreement Regarding Cancellation of Indebtedness between the
               Company and William M. Thompson, III, M.D., dated July 1, 1999.
               (12)

10.47          Agreement Regarding Cancellation of Indebtedness between the
               Company and Harry Berk, dated July 1, 1999.(12)

10.48          Agreement Regarding Cancellation of Indebtedness between the
               Company and Edward Arquilla, M.D., dated July 1, 1999.(12)

10.49          Agreement Regarding Cancellation of Indebtedness between the
               Company and Thomas V. Tilton, dated July 1, 1999.(12)

10.50          Agreement Regarding Cancellation of Indebtedness between the
               Company and Donald Rounds, dated July 1, 1999.(12)

10.51          Agreement Regarding Cancellation of Indebtedness between the
               Company and That T. Ngo, Ph.D, dated July 1, 1999.(12)

10.52          Agreement Regarding Cancellation of Indebtedness between the
               Company and Gary L. Dreher, dated July 1, 1999.(12)

10.53          Agreement Regarding Cancellation of Indebtedness between the
               Company and Douglas C. MacLellan, dated July 1, 1999.(12)

10.54          Employment Agreement of Gary L. Dreher dated November 23, 1999.
               (13)

10.55          Consulting Agreement with That T. Ngo dated October 1, 1999.(13)

10.56          Securities Purchase Agreement between the Company and the
               Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000.(13)

10.57          Exclusive Distribution Agreement between AMDL and Chinese
               Universal Technologies Co., Ltd. dated December 14, 2000.(14)

10.58          Securities Purchase between AMDL and Chinese Universal
               Technologies Co., Ltd. dated as of December 14, 2000.(14)

21.1           Subsidiaries(9)

-------------

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

(12) Incorporated by reference to the Company's Registration Statement on Form 10-SB dated October 15, 1999.

(13) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1999.

(14) Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2000.