Form 10QSB
period 2001-03-31
AMDL INC
filed 2001-05-15
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _______________


                         Commission File Number 0-27689


                                   AMDL, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               33-0413161
---------------------------------                            -------------------
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

                                Yes  X    No
                                    ---      ---

     As of May 14, 2001 the Company had 5,524,024 shares of its $.001 par value common stock issued and outstanding.

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION.............................................   2

ITEM 1. Financial Statements

        Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000.   2

        Unaudited Statements of Operations for the three month periods
          ended March 31, 2001 and 2000....................................   3

        Unaudited Statements of Cash Flows for the three month periods
          ended March 31, 2001 and 2000....................................   5

        Notes to Condensed Consolidated Financial Statements...............   7

ITEM 2. Management's Discussion and Analysis...............................  10

PART II  OTHER INFORMATION.................................................  11

                                   AMDL, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                         March 31,     December 31,
                                                           2001            2000
                                                       ------------    ------------
                                                        (Unaudited)     (Audited)
Current assets
  Cash and cash equivalents                            $  2,738,096    $  1,241,360
  Accounts receivable                                        30,050          23,718
  Inventories                                                69,907          73,192
  Stock subscription receivable                                  --       2,000,000
                                                       ------------    ------------
Total current assets                                      2,838,053       3,338,270

  Other assets                                                5,758           5,758
                                                       ------------    ------------
                                                       $  2,843,811    $  3,344,028
                                                       ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                        $     25,000    $     25,000
  Accounts payable and accrued expenses                     157,679         270,219
  Accrued payroll and related expenses                       53,093          58,396
  Customer deposits                                           5,800           5,800
  Deferred revenue                                           62,069          62,069
                                                       ------------    ------------
Total current liabilities                                   303,641         421,484

  Deferred revenue, net of current portion                  217,242         232,759
                                                       ------------    ------------
Total liabilities                                           520,883         654,243

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 5,384,024 and 5,279,024 shares
    issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively                           5,383           5,279
  Prepaid offering costs                                    (82,621)             --
  Additional paid in capital                             17,569,553      17,393,926
  Accumulated deficit                                   (15,169,387)    (14,709,420)
                                                       ------------    ------------
Total stockholders' equity                                2,322,928       2,689,785
                                                       ------------    ------------
                                                       $  2,843,811    $  3,344,028
                                                       ============    ============

See accompanying notes to financial statements.

                                   AMDL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                          -------------------------------
                                          MARCH 31, 2001   MARCH 31, 2000
                                          --------------   --------------
Revenues                                   $    59,747       $     2,585

Cost of sales                                   14,463             2,006
                                           -----------       -----------
Gross profit (loss)                             45,284               579
                                           -----------       -----------

Operating expenses:
   Research and development                     22,127            66,732
   General and administrative                  501,756           238,076
                                           -----------       -----------
                                               523,883           304,808
                                           -----------       -----------
Loss from operations                          (478,599)         (304,229)
                                           -----------       -----------

Other income (expense):
   Interest expense                                 --            (1,765)
   Interest income                              18,632               528
   Other                                            --                --
                                           -----------       -----------
                                                18,632            (1,237)
                                           -----------       -----------
         Net (loss)                        $  (459,967)      $  (305,466)
                                           ===========       ===========
Basic and diluted (loss) per share         $     (0.09)      $     (0.19)
                                           ===========       ===========
Weighted average shares outstanding          5,349,357         1,651,124
                                           ===========       ===========

See accompanying notes to financial statements.

                                   AMDL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                    ------------------------------
                                                    MARCH 31, 2001  MARCH 31, 2000
                                                    --------------  --------------
Cash flows from operating activities:
  Net (loss)                                         $  (459,967)     $(305,466)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Common stock issued for services                     131,200             --
    Warrants and options issued for services               5,156         69,056
    Changes in operating assets and liabilities:
Accounts receivable, net                                  (6,332)        (2,941)
Prepaid expenses                                              --          5,757
Inventories                                                3,285             --
Other current assets                                          --           (126)
Accounts payable and accrued expenses                   (112,540)        (1,030)
Accrued payroll and related expenses                      (5,303)        43,586
Deferred revenue                                         (15,517)            --
                                                     -----------      ---------
    Net cash used in operating activities               (460,018)      (191,164)
                                                     -----------      ---------

Cash flows from financing activities:

Stock subscription receivable                          2,000,000             --
Proceeds from issuance of common stock,
  net of offering costs of $4,375                         39,375             --
Proceeds from issuance of preferred stock                     --        135,000
Offering costs paid in advance for monies raised         (82,621)            --
                                                     -----------      ---------
    Net cash provided/(used) by
      financing activities                             1,956,754        135,000
                                                     -----------      ---------

Net change in cash                                     1,496,736        (56,164)

Cash at beginning of period                            1,241,360         75,867
                                                     -----------      ---------
Cash at end of period                                $ 2,738,096      $  19,703
                                                     ===========      =========

See notes to financial statements for supplemental disclosures of non-cash investing and financing activities.

See accompanying notes to financial statements.

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - MANAGEMENT'S REPRESENTATION

The financial statements included herein have been prepared by AMDL, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB. The interim results are not necessarily indicative of the results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

AMDL, Inc. was incorporated July 10, 1987, in the state of Delaware; however, no financial activity occurred until 1988.

Since inception, the Company has primarily been engaged in the commercial development of, and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70(R)) to detect the presence of lung and other types of cancer, and its proprietary test kit (Pylori Probe) designed to detect antibodies to Helicobacter pylori ("H. pylori"), a bacterium associated with chronic gastritis and ulcers which, if left untreated, may lead to stomach cancer. The Company has recently broadened its scope and product line and has a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy

TERMINATION OF DEVELOPMENT STAGE

Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal Technologies and the commencement of planned operations in relation to the Company's business plan, as discussed above, management has determined that the Company is no longer in the development stage. All references to cumulative statement of operations, stockholders' equity (deficit), and statements of cash flows have been eliminated in the accompanying financial statements.

DEFERRED REVENUE

Deferred revenue represents the unamortized portion of a $300,000 exclusive distribution agreement with a related party. The exclusive distribution agreement expires in October, 2005 and requires the related party to market and distribute the Company's products and to purchase a minimum of 10,000 DR-70(R) kits per year. The Company is amortizing the balance of the exclusive distribution agreement as income in the statement of operations over the term of the agreement, totaling $15,517 for the three-month period ended March 31, 2001.

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

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000


RISK AND UNCERTAINTIES

Both of the Company's lines of proprietary test kits are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is marketing DR-70(R) to reference laboratories in the United States under a "Research Use Only" labeling exemption. In addition, the Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

The Company is subject to the risk of failure in maintaining its current regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The Company's revenue from product sales derived from its operations is small. However, the Company believes that its current cash position of $2,738,096 at March 31, 2001 is more than sufficient to fund its operations and working capital requirements through December 31, 2001.

REVENUE RECOGNITION

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

WEB SITE DEVELOPMENT COSTS

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internet Use". The adoption of EITF 00-2 did not have a material effect on the Company's financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material effect on the Company's results of operations, financial position or cash flows.

NOTE 3 - STOCK ISSUANCE

On March 5, 2001, the Company issued 25,000 shares of common stock at $1.75 per share for aggregate cash consideration of $39,375 (net of offering costs of $4,375). Other funding costs incurred during the quarter ended March 31, 2001 included consulting, legal and travel expenses related to the sale of stock, occurring after the end of the quarter, amounting to $82,621. These costs have been recorded as prepaid offering costs under stockholders' equity as of March 31, 2001.

On January 9, 2001, the Company issued 40,000 shares of common stock valued at $64,800 (based on the market price on the date of grant) to consultants for investor relations services.

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000


On January 29, 2001, the Company issued 40,000 shares of common stock valued at $66,400 (based on the market price on the date of grant) to consultants for investor relations services.

NOTE 4 - STOCK OPTIONS

The Company has a Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 2,000,000 shares of the Company's common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. No options were granted under the plan during the quarter ended March 31, 2001; however, pursuant to SFAS 123 stock option expense of $5,156 was recognized in the statement of operations during the first quarter ended March 31, 2001 for options previously issued.

NOTE 5 - SUBSEQUENT EVENTS

On April 9, 2001, the Company received $100,000 and issued 100,000 shares of common stock in accordance with the exercise of outstanding warrants.

On April 16, 2001, the Company issued 40,000 shares of common stock valued at $76,400 (based on the market price on the date of grant) to consultants for investor relations services.

On April 20, 2001 the Company received $99,750 for the purchase of 57,000 shares of common stock. On April 30, 2001, the Company received $35,000 for the purchase of 20,000 shares of common stock. On May 2, 2001, the Company received $8,750 for the purchase of 5000 shares of common stock. None of this stock has been issued as of the date of filing.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Since inception, we have been in the development stage and have devoted our resources to research and development, obtaining regulatory approval and raising working capital to support our DR-70(R) activities. Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal and the commencement of planned operations, management has determined the we are no longer in the development stage. For the quarter ended March 31, 2001, we generated $59,747 in net sales of products and marketing rights. Historically, our income has come from the sale of licenses, royalties and options to purchase marketing rights. We have incurred losses since inception, including an operating loss of $459,967 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2000 to March 31, 2001, our cash and cash equivalents increased by $1,496,736 as a result of successful efforts in raising capital. As of May 14, 2001, cash is being depleted at the rate of approximately $100,000 per month. We expect to receive additional cash from product sales. We have commitments for the purchase of our products to be marketed in the United States, the United Kingdom and Asia. There is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. However, the Company believes that its current cash position of $2,738,096 at March 31, 2001 is more than sufficient to fund its operations and working capital requirements through December 31, 2001.

Our total outstanding indebtedness, including accounts payable, accrued expenses, accrued payroll and related expense, deferred revenue and customer deposits was $520,883 at March 31, 2001. We are continuing our efforts to expand our operations, including international market development for our products and obtaining the required regulatory approvals. There can be no assurance, however, as to the success of these efforts, or, if successful, what the cost or terms thereof will be.

We do not anticipate any significant changes in the number of employees; however, we may seek to add employees to further our efforts to distribute our products. The loss of any of our key employees could have a material adverse effect upon our operations.

ASSETS AND LIABILITIES

Total assets decreased from $3,344,028 at December 31, 2000 to $2,843,811 at March 31, 2001. The decrease is a result of a $459,967 loss from continuing operations and the fact that no cash proceeds were received from the issuance of securities during the period.

Total liabilities decreased from $654,243 at December 31, 2000 to $520,883 at March 31, 2001. At March 31, 2001 total liabilities included $279,311of deferred revenue to be amortized over a five year period, which did not exist during the same period of the prior year, therefore, the amount actually owed to third parties was $241,572 as of March 31, 2001. The decrease resulted from payments of accounts payable and accrued expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

During the three months ended March 31, 2001, the Company generated $59,747 from product sales compared to revenues for the three months ended March 31, 2000 of $2,585. The increase in revenues is due to a greater number of orders for OEM products, sales of DR-70(R), and the amortization of deferred revenue for marketing rights. Total operating expenses for the three months ended March 31, 2001 were $523,883 compared to total operating expenses for the three months ended March 31, 2000 of $304,808. The increase in expenses for the three months ended March 31, 2001 is the result of bonuses paid to employees, higher professional fees, and consulting expense recorded for stock issued for services, which has increased as the stock price increases and is a non-cash item. In the three months ended March 31, 2001, the Company's net loss was $459,967 compared to a net loss of $305,466 for the prior year period and the Company's gross profit was 75.8% and 22.4%, respectively. If the affect of the non-cash consulting expense is removed from the current period loss, it would be only slightly higher than the loss for the prior year. The increase in gross profit is the result of sales of DR-70(R), which occurred in the first quarter of the current year but not the prior year.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Inapplicable.

Item 2. Changes in Securities and Use of Proceeds.

On March 5, 2001, the Company issued 25,000 shares of common stock at $1.75 per share for aggregate cash consideration of $39,375 (net of offering costs of $4,375). Other funding costs incurred during the quarter ended March 31, 2001 included consulting, legal and travel expenses related to the sale of stock, occurring after the end of the quarter, amounting to $82,621. These costs have been recorded as prepaid offering costs as of March 31, 2001.

On January 9, 2001, the Company issued 40,000 shares of common stock (valued at $64,800 based on the market price on the date of grant) to consultants for investor relations services.

On January 29, 2001, the Company issued 40,000 shares of common stock (valued at $66,400 based on the market price on the date of grant) to consultants for investor relations services.

On April 9, 2001, the Company received $100,000 and issued 100,000 shares of common stock in accordance with the exercise of outstanding warrants.

On April 16, 2001, the Company issued 40,000 shares of common stock valued at $76,400 (based on the market price on the date of grant) to consultants for investor relations services.

On April 20, 2001 the Company received $99,750 for the purchase of 57,000 shares of common stock. On April 30, 2001, the Company received $35,000 for the purchase of 20,000 shares of common stock. On May 2, 2001, the Company received $8,750 for the purchase of 5000 shares of common stock. None of this stock has been issued as of May 14, 2001.

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


                                                  AMDL, Inc.


Dated: May 14, 2001                               By: /s/ Gary L. Dreher
                                                      --------------------------
                                                          GARY L. DREHER,
                                                          President