Form 10QSB
period 2001-06-30
AMDL INC
filed 2001-08-13
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27689

                                   AMDL, Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                  33-0413161
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

                                 Yes [X] No [ ]

         As of August 13, 2001 the Company had 8,034,324 shares of its $.001 par value common stock issued and outstanding.

                                                                            PAGE
PART I - FINANCIAL INFORMATION...........................................     2

ITEM 1.Financial Statements

Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000........     2

Unaudited Statements of Operations for the three and
   six month periods ended June 30, 2001 and 2000........................     3

Unaudited Statements of Cash Flows for the
  six month periods ended June 30, 2001 and 2000.........................     4

Notes to Condensed Financial Statements..................................     5

ITEM 2. Management's Discussion and Analysis.............................     8

PART II  OTHER INFORMATION...............................................     9

                                   AMDL, INC.

                                 BALANCE SHEETS



                                                                      JUNE 30,          DECEMBER 31,
                                                                        2001                2000
                                                                    ------------        ------------
                                                                     (UNAUDITED)          (AUDITED)
                                     ASSETS
    Current assets
      Cash and cash equivalents                                     $  5,747,618        $  1,241,360
      Accounts receivable                                                 28,835              23,718
      Inventories                                                         70,706              73,192
      Stock subscription receivable                                            -           2,000,000
                                                                    ------------        ------------
    Total current assets                                               5,847,159           3,338,270

      Fixed assets, net                                                   13,256                   -

      Other assets                                                         5,758               5,758
                                                                    ------------        ------------

                                                                    $  5,866,173        $  3,344,028
                                                                    ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


    Current liabilities:
      Notes payable                                                 $     25,000        $     25,000
      Accounts payable and accrued expenses                              178,206             270,219
      Accrued payroll and related expenses                                49,241              58,396
      Customer deposits                                                    5,800               5,800
      Deferred revenue                                                    62,069              62,069
                                                                    ------------        ------------
    Total current liabilities                                            320,316             421,484

      Deferred revenue, net of current portion                           201,725             232,759
                                                                    ------------        ------------
    Total liabilities                                                    522,041             654,243

    Commitments and contingencies

    Stockholders' equity:
      Common stock, $0.001 par value; 50,000,000 shares
        authorized; 8,034,324 and 5,279,024 shares issued and
        outstanding at June 30, 2001 and December 31, 2000,
        respectively                                                       8,034               5,279
      Additional paid in capital                                      21,449,428          17,393,926
      Accumulated deficit                                            (16,113,330)        (14,709,420)
                                                                    ------------        ------------
    Total stockholders' equity                                         5,344,132           2,689,785
                                                                    ------------        ------------
                                                                    $  5,866,173        $  3,344,028
                                                                    ============        ============


See accompanying notes to financial statements.

                                   AMDL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                    ------------------------------        ------------------------------
                                     JUNE 30,           JUNE 30,            JUNE 30,           JUNE 30,
                                       2001               2000               2001               2000
                                    -----------        -----------        -----------        -----------
Revenues                            $    67,876        $     9,245        $   127,623        $    11,830

Cost of sales                            24,159              6,961             38,623              8,967
                                    -----------        -----------        -----------        -----------

Gross profit                             43,717              2,284             89,000              2,863
                                    -----------        -----------        -----------        -----------

Operating expenses:
   Research and development              39,935             65,830             62,063            132,563
   Non-cash consulting                  728,110                  -            859,310                  -
   General and administrative           259,702            187,863            630,256            425,938
                                    -----------        -----------        -----------        -----------
                                      1,027,747            253,693          1,551,629            558,501
                                    -----------        -----------        -----------        -----------

Loss from operations                   (984,030)          (251,409)        (1,462,629)          (555,638)
                                    -----------        -----------        -----------        -----------

Other income (expense):
   Interest expense                           -             (1,765)                 -             (3,531)
   Interest income                       40,087                282             58,719                810
                                    -----------        -----------        -----------        -----------

                                         40,087             (1,483)            58,719             (2,721)
                                    -----------        -----------        -----------        -----------

Net loss                            $  (943,943)       $  (252,892)       $(1,403,910)       $  (558,359)
                                    ===========        ===========        ===========        ===========

Basic and diluted loss
per share                           $     (0.14)       $     (0.15)       $     (0.23)       $     (0.34)
                                    ===========        ===========        ===========        ===========

Weighted average shares
Outstanding                           6,650,395          1,651,124          6,003,470          1,651,124
                                    ===========        ===========        ===========        ===========


See accompanying notes to financial statements.

                                   AMDL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS         SIX MONTHS
                                                                                        ENDED              ENDED
                                                                                      JUNE 30,           JUNE 30,
                                                                                        2001               2000
                                                                                     -----------        -----------
Cash flows from operating activities:
   Net loss                                                                          $(1,403,910)       $  (558,359)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           689                  -
     Fair market value of common stock issued for services                               859,310                  -
     Fair market value of warrants and options issued for services                        10,313             74,212
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                           (5,117)            (7,169)
       Inventories                                                                         2,486               (222)
       Other current assets                                                                    -              5,758
       Accounts payable and accrued expenses                                             (92,013)            70,855
       Accrued payroll and related expenses                                               (9,155)           137,055
       Deferred revenue                                                                  (31,034)                 -
                                                                                     -----------        -----------

Net cash used in operating activities                                                   (668,431)          (277,870)
                                                                                     -----------        -----------

Cash flows used in investing activities:
   Purchases of equipment                                                                (13,945)                 -
                                                                                     -----------        -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock,
     net of offering costs of $530,366                                                 5,188,634                  -
   Proceeds from issuance of preferred stock,
     net of offering costs of $15,000                                                          -            211,000
                                                                                     -----------        -----------

         Net cash provided by financing activities                                     5,188,634            211,000
                                                                                     -----------        -----------

Net change in cash                                                                     4,506,258            (66,870)

Cash at beginning of period                                                            1,241,360             75,867
                                                                                     -----------        -----------

Cash at end of period                                                                $ 5,747,618        $     8,997
                                                                                     ===========        ===========


See accompanying notes to financial statements for supplemental disclosures of non-cash investing and financing activities.


See accompanying notes to financial statements.

                                   AMDL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000


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

Since inception, the Company has primarily been engaged in the commercial development of, the obtaining of various governmental regulatory approvals for, and the marketing of its proprietary diagnostic tumor-marker test kit (DR-70(R)) to detect the presence of lung and other types of cancer, and its proprietary test kit (PyloriProbe(TM)) designed to detect antibodies to Helicobacter pylori ("H. pylori"), a bacterium associated with chronic gastritis and ulcers which, if left untreated, may lead to stomach cancer. The Company has recently broadened its scope and product line and has a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.

TERMINATION OF DEVELOPMENT STAGE

Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal Technologies and the commencement of planned operations, in relation to the Company's business plan, as discussed above, management has determined that the Company is no longer in the development stage. All references to cumulative statement of operations, stockholders' equity (deficit), and statements of cash flows have been eliminated in the accompanying financial statements.

DEFERRED REVENUE

Deferred Revenue represents the unamortized portion of a $300,000 exclusive distribution agreement with a related party. The exclusive distribution agreement expires in October 2005 and requires the related party to market and distribute the Company's products and to purchase a minimum of 10,000
DR-70(R) kits per year. The Company is amortizing the balance of the exclusive distribution agreement as income in the statement of operations over the term of the agreement, totaling $31,034 and $15,517 for the six-month and three-month periods ended June 30, 2001, respectively.

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

                                   AMDL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000


RISK AND UNCERTAINTIES

Both of the Company's lines of proprietary test kits are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70(R) in the United States; however, the Company can market DR-70(R) to reference laboratories in the United States under a "Research Use Only" labeling exemption. In addition, the Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

The Company is subject to the risk of failure in maintaining its existing regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The Company's revenue from product sales derived from its operations is small. However, the Company believes that its current cash position of $5,747,618 at June 30, 2001 is sufficient to fund its operations and working capital requirements through December 31, 2002.

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

WEBSITE DEVELOPMENT COSTS

The Company has adopted the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internet Use". The adoption of EITF 00-2 did not have a material effect on the Company's financial statements.

DERIVATIVE INSTRUMENTS

The Company's has adopted FASB Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material effect on the Company's results of operations, financial position or cash flows.





NOTE 3 - STOCK ISSUANCE

In January 2001, the Company collected the $2,000,000 stock subscription receivable.

On April 9, 2001, the Company issued 110,000 shares of common stock (including 10,000 shares to finders) in connection with the exercise of warrants at $1.00 per share for aggregate cash consideration of $90,000 (net of offering costs of $10,000).

                                   AMDL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000


During the six months ended June 30, 2001, the Company issued an aggregate of 2,299,800 shares of common stock (including 231,800 shares issued to service providers) at $1.75 per share for aggregate cash consideration of $3,098,634 (net of offering costs of $520,366).

During the six months ended June 30, 2001, the Company issued 345,500 shares of common stock valued at $859,310 (based on the market price on the dates of grant) to third parties for various consulting services.


NOTE 4 - STOCK OPTIONS

The Company has a stock option plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 2,000,000 shares of the Company's common stock The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. All options granted have an exercise price equal to the fair market value at the date of grant and vest on various dates through June 30, 2002 and expire five years from the date of grant. No options were granted during the six months ended June 30, 2001; however, pursuant to SFAS 123, stock option expense of $10,313 was recognized for options previously issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Since inception, we have been in the development stage and have devoted our resources to research and development, obtaining regulatory approval and raising working capital to support our DR-70(R) activities. Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal and the commencement of planned operations, management has determined the we are no longer in the development stage. For the quarter ended June 30, 2001, we generated $67,876 in net sales of products and marketing rights. Historically, our income has come from the sale of licenses, royalties and options to purchase marketing rights. We have incurred losses since inception, including an operating loss of $1,403,910 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2000 to June 30, 2001, our cash and cash equivalents increased by $4,506,258 primarily as a result of successful efforts in raising capital. As of August 2001, cash is being depleted at the rate of approximately $120,000 per month. We expect to receive additional cash from product sales. We have commitments for the purchase of our products to be marketed in the United States, the United Kingdom and Asia. However, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

Our total outstanding indebtedness, including accounts payable, accrued expenses, accrued payroll and related expense, deferred revenue and customer deposits was $522,041 at June 30, 2001. We are continuing our efforts to expand our operations, including international market development for our products and obtaining the required regulatory approvals. There can be no assurance, however, as to the success of these efforts, or, if successful, what the cost or terms thereof will be.

We do not anticipate any significant changes in the number of employees; however, we may seek to add employees to further our efforts to distribute our products. The loss of any of our key employees could have a material adverse effect upon our operations.

ASSETS AND LIABILITIES

Total assets increased from $3,344,028 at December 31, 2000 to $5,866,173 at June 30, 2001. The increase is primarily a result of the receipt of net cash proceeds from the sale of securities and exercise of warrants, net of cash expended in operations for the six-month period.

Total liabilities decreased from $654,243 at December 31, 2000 to $522,041 at June 30, 2001. The decrease resulted primarily from the more timely payment of accounts payable and accrued expenses due to the Company's improved cash position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

During the three months ended June 30, 2001, the Company generated $67,876 from product sales compared to revenues for the three months ended June 30, 2000 of $9,245. The increase in revenues is due to an additional number of orders for OEM products, sales of DR-70(R), and the amortization of deferred revenue for marketing rights. Total operating expenses for the three months ended June 30, 2001 were $1,027,747 compared to total operating expenses for the three months ended June 30, 2000 of $253,693. The increase in expenses for the three months ended June 30, 2001 is the result of higher professional fees, and consulting expenses recorded for stock issued for services, which has increased as the stock price increases and is a non-cash item. As a result of the above factors, in the three months ended June 30, 2001, the Company's net loss was $943,943 compared to a net loss of $252,892 for the prior year period. Excluding the effects of the non-cash consulting expenses of $728,110 in 2001, the net loss for the quarter ended June 30, 2001 would actually have been slightly lower than the net loss for the quarter ended June 30, 2000.




SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

During the six months ended June 30, 2001, the Company generated $127,623 from product sales compared to revenues for the six months ended June 30, 2000 of $11,830. The increase in revenues is due to an additional number of orders for OEM products, sales of DR-70(R), and the amortization of deferred revenue for marketing rights. Total operating expenses for the six months ended June 30, 2001 were $1,551,629 compared to total operating expenses for the six months ended June 30, 2000 of $558,501. The increase in expenses for the six months ended June 30, 2001 is primarily the result of bonuses paid to employees, higher professional fees, and non-cash consulting expenses of $859,310 recorded for stock issued for services as described above. As a result of the above factors, in the six months ended June 30, 2001, the Company's net loss was $1,403,910 compared to a net loss of $558,359 for the prior year period. Excluding the effects of the non-cash consulting expenses of $859,310 in 2001, the net loss for the six-month period ended June 30, 2001 would actually have been slightly lower than the net loss for the six-month period ended June 30, 2000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Inapplicable.

Item 2.  Changes in Securities.

Pursuant to Regulation D Rule 506 and/or Regulation S under the Securities Act of 1933, as amended ("33 Act"), the following securities were issued:

         1. On April 9, 2001, the Company issued 110,000 shares of common stock (including 10,000 shares to finders) in connection with the exercise of warrants at $1.00 per share for aggregate cash consideration of $90,000 (net of offering costs of $10,000).

         2. During the six months ended June 30, 2001, the Company issued an aggregate of 2,299,800 shares of common stock (including 231,800 shares issued to service providers) at $1.75 per share for aggregate cash consideration of $3,098,634 (net of offering costs of $520,366).

Pursuant to Section 4(2) under the '33 Act, the following securities were issued:

         1. On January 9, 2001, the Company issued 40,000 shares of common stock (valued at $64,800 based on the market price on the date of grant) to consultants for investor relations services.

         2. On January 29, 2001, the Company issued 40,000 shares of common stock (valued at $66,400 based on the market price on the date of grant) to consultants for investor relations services.

         3. On April 16, 2001, the Company issued 40,000 shares of common stock (valued at $76,400 based on the market price on the date of grant) to consultants for investor relations services.

         4. On June 4, 2001, the Company issued 200,000 shares of common stock (valued at $578,000 based on the market price on the date of grant) to consultants for investor relations services.

         5. On June 21, 2001, the Company issued 25,000 shares of common stock (valued at $72,250 based on the market price on the date of grant) to consultants in settlement of amounts owed for investor relations services.

         6. On June 26, 2001, the Company issued 500 shares of common stock (valued at $1,460 based on the market price on the date of grant) to consultants for research reports.

Item 3.  Defaults Upon Senior Securities.

                  Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.  Other Information.

                  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      None

         (b) The Company filed a Form 8-K dated June 11, 2001 relating to the closing of its private placement of approximately $3.6 million of common stock.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMDL, Inc.


Dated:  August 13, 2001                 By:  Gary L. Dreher
                                           ------------------------------------
                                             GARY L. DREHER,
                                             President