Form 10QSB
period 2001-09-30
AMDL INC
filed 2001-11-13
CIK 838879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

       As of November 12, 2001 the Company had 8,043,324 shares of its $.001 par value common stock issued and outstanding.

                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION ...............................................    2

ITEM 1. Financial Statements

Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000 .......    2

Unaudited Statements of Operations for the three and
   nine month periods ended September 30, 2001 and 2000 ......................    3

Unaudited Statements of Cash Flows for the
  nine month periods ended September 30, 2001 and 2000 .......................    4

Notes to Condensed Financial Statements ......................................    5

ITEM 2. Management's Discussion and Analysis .................................   10

PART II - OTHER INFORMATION ..................................................   11

                                   AMDL, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                      2001                  2000
                                                                  ------------          ------------
                                                                  (UNAUDITED)             (AUDITED)
Current assets
  Cash and cash equivalents                                       $  3,464,562          $  1,241,360
  Accounts receivable                                                   10,566                23,718
  Inventories                                                           81,282                73,192
  Stock subscription receivable                                             --             2,000,000
                                                                  ------------          ------------
Total current assets                                                 3,556,410             3,338,270

  Intellectual property                                              2,000,000                    --
  Fixed assets, net                                                     16,001                    --

  Other assets                                                           5,758                 5,758
                                                                  ------------          ------------

                                                                  $  5,578,169          $  3,344,028
                                                                  ============          ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable                                                   $     25,000          $     25,000
  Accounts payable and accrued expenses                                102,906               270,219
  Accrued payroll and related expenses                                  71,277                58,396
  Customer deposits                                                     50,260                 5,800
  Deferred revenue                                                      62,069                62,069
                                                                  ------------          ------------
Total current liabilities                                              311,512               421,484

  Deferred revenue, net of current portion                             186,207               232,759
                                                                  ------------          ------------
Total liabilities                                                      497,719               654,243

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 8,043,324 and 5,279,024 shares issued and
    outstanding at September 30, 2001 and December 31,
    2000, respectively                                                   8,043                 5,279
  Additional paid in capital                                        21,485,995            17,393,926
  Accumulated deficit                                              (16,413,588)          (14,709,420)
                                                                  ------------          ------------
Total stockholders' equity                                           5,080,450             2,689,785
                                                                  ------------          ------------
                                                                  $  5,578,169          $  3,344,028
                                                                  ============          ============


See accompanying notes to financial statements.

                                   AMDL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                          -------------------------------         -------------------------------
                                              2001               2000                2001                2000
                                          -----------         -----------         -----------         -----------
Revenues                                  $    46,032         $    44,953         $   173,654         $    56,783

Cost of sales                                  12,728              29,892              51,351              38,859
                                          -----------         -----------         -----------         -----------

Gross profit                                   33,304              15,061             122,303              17,924
                                          -----------         -----------         -----------         -----------

Operating expenses:
  Research and development                     49,140              64,136             111,203             196,699
  Non-cash consulting                              --                  --             859,310                  --
  General and administrative                  535,225             208,529           1,165,481             634,467
                                          -----------         -----------         -----------         -----------
                                              584,365             272,665           2,135,994             831,166
                                          -----------         -----------         -----------         -----------

Loss from operations                         (551,061)           (257,604)         (2,013,691)           (813,242)
                                          -----------         -----------         -----------         -----------

Other income (expense):
  Other income                                200,000                  --             200,000                  --
  Interest expense                                 --             (10,065)                 --             (13,595)
  Interest income                              50,802                 329             109,523               1,139
                                          -----------         -----------         -----------         -----------

                                              250,802              (9,736)            309,523             (12,456)
                                          -----------         -----------         -----------         -----------

Net loss                                  $  (300,259)        $  (267,340)        $(1,704,168)        $  (825,698)
                                          ===========         ===========         ===========         ===========

Basic and diluted loss
  per share                               $     (0.04)        $     (0.16)        $     (0.25)        $     (0.50)
                                          ===========         ===========         ===========         ===========

Weighted average shares
  outstanding                               8,034,911           1,663,542           6,688,058           1,655,248
                                          ===========         ===========         ===========         ===========


See accompanying notes to financial statements.

                                   AMDL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                         2001                2000
                                                                                      -----------         ---------
Cash flows from operating activities:
   Net loss                                                                           $(1,704,168)        $(825,698)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          1,689                --
     Fair market value of common stock issued for services                                859,310            58,437
     Fair market value of warrants and options issued for services                         40,769            87,669
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                            13,150           (15,545)
       Inventories                                                                         (8,090)                -
       Other Assets                                                                             -             6,473
       Accounts payable and accrued expenses                                             (167,311)          138,012
       Accrued payroll and related expenses                                                12,881           204,383
       Customer deposits                                                                   44,460            12,480
       Deferred revenue                                                                   (46,552)               --
                                                                                      -----------         ---------

Net cash used in operating activities                                                    (953,862)         (333,789)
                                                                                      -----------         ---------

Cash flows used in investing activities:
   Purchase of intellectual property                                                   (2,000,000)               --
   Purchases of equipment                                                                 (17,690)               --
                                                                                      -----------         ---------

         Net cash used in investing activities                                         (2,017,690)               --
                                                                                      -----------         ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock,
     net of offering costs of $530,366                                                  3,194,754           113,740
   Cash received from stock subscription receivable                                     2,000,000                --
   Proceeds from issuance of preferred stock,
     net of offering costs of $15,000                                                          --           168,750
                                                                                      -----------         ---------

         Net cash provided by financing activities                                      5,194,754           282,490
                                                                                      -----------         ---------

Net change in cash                                                                      2,223,202           (51,299)

Cash at beginning of period                                                             1,241,360            75,867
                                                                                      -----------         ---------

Cash at end of period                                                                 $ 3,464,562         $  24,568
                                                                                      ===========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for
     Interest                                                                         $        --         $      --
                                                                                      ===========         =========
     Income Taxes                                                                     $        --         $      --
                                                                                      ===========         =========


See accompanying notes to financial statements.

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1 -- MANAGEMENT'S REPRESENTATION

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED REVENUE

Deferred Revenue represents the unamortized portion of a $300,000 exclusive distribution agreement with a related party. The exclusive distribution agreement expires in October 2005 and requires the related party to market and distribute the Company's products and to purchase a minimum of 10,000 DR-70(R) kits per year. The Company is amortizing the balance of the exclusive distribution agreement as income in the statement of operations over the term of the agreement, totaling $46,552 and $15,517 for the nine-month and three-month periods ended September 30, 2001, respectively.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


RISK AND UNCERTAINTIES

Both of the Company's lines of proprietary test kits are deemed as medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, DR-70(R) is available to reference laboratories in the United States under the "Research Use Only" certificate program. In addition, the Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

The Company is subject to the risk of failure in maintaining its existing regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The Company's revenue from product sales derived from its operations is small. However, the Company believes that its current cash position of $3,464,562 at September 30, 2001 is sufficient to fund its operations and working capital requirements through December 31, 2002.

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

DERIVATIVE INSTRUMENTS

The Company has adopted FASB Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material effect on the Company's results of operations, financial position or cash flows.





NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS

In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

GOODWILL AND OTHER TANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

ASSET RETIREMENT OBLIGATIONS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. the Company does not expect SFAS No. 143 to have a material impact on its financial statements.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact of its financial statements.

NOTE 3 -- INTELLECTUAL PROPERTY

In July 2001, the Company acquired intellectual property rights and an assignment of a US patent application for immunogene combination gene therapy technology for $2,000,000 in cash. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada.




NOTE 3 -- INTELLECTUAL PROPERTY (CONTINUED)

The standard approach in utilizing gene therapy to combat cancer has been to attempt to replace defective genes in cancer cells, which has proven to be impractical because of the number of genes involved. The combination gene therapy invented by Dr. Chang uses GM-CSF and B7-2 to both build the body's immune system and destroy cancer cells. The treatment involves injecting the patient with two genes in one virus carrying a combination of B7-2 and GM-CSF.

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


The technology, which shows potential for fighting cancer by enhancing one's immune system by increasing the number of cells that naturally destroy cancer, has proven effective in eradicating experimental human brain tumors implanted in mice. It has undergone Phase 1 clinical trials in Canada.

This technology is a compliment to the Company's DR-70(R) blood test that can identify people at risk for 13 different types of cancer from one tube of the patient's blood with a high degree of sensitivity and specificity. With the acquisition of the gene therapy technology, the Company is now a cancer theranostics company, meaning it is involved in both the diagnosis and treatment of the same disease.

As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has entered into a two-year consulting contract with Dr. Chang, calling for payments of $2,500 per month in consideration for services relating to the development of intellectual property and scientific consultations. The $2,000,000 acquisition price will be amortized over the expected useful life of the technology, which the Company is in the process of determining.

During the nine months ended September 30, 2001, the Company received a non-refundable deposit of $200,000 from Chinese Universal Technologies ("CUT") as part of an agreement to secure the rights to purchase the patents for combination gene therapy. Due to CUT not completing the purchase, the Company recorded the deposit as other income pursuant to the agreement with CUT.

NOTE 4 -- STOCK ISSUANCE

In January 2001, the Company collected its $2,000,000 stock subscription receivable.

On April 9, 2001, the Company issued 110,000 shares of common stock (including 10,000 shares to finders) in connection with the exercise of warrants at $1.00 per share for aggregate cash consideration of $90,000 (net of offering costs of $10,000).

During the nine months ended September 30, 2001, the Company issued an aggregate of 2,299,800 shares of common stock (including 231,800 shares issued to service providers) at $1.75 per share for aggregate cash consideration of $3,098,634 (net of offering costs of $520,366).

During the nine months ended September 30, 2001, the Company issued 345,500 shares of common stock valued at $859,310 (based on the market price on the dates of grant) to third parties for various consulting services.

On August 24, 2001, the Company issued 9,000 shares of common stock in connection with the exercise of outstanding warrants at $0.68 per share for aggregate cash consideration of $6,120.




NOTE 5 -- STOCK OPTIONS

The Company has a stock option plan (the "Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 2,000,000 shares of the Company's common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The Plan terminates on June 30, 2009. All options granted have an exercise price equal to the fair market value at the date of grant and vest on various dates through June 30, 2002 and expire five years from the date of grant. During the three and nine months ended September 30, 2001, 585,000 options were issued under this plan. All but 10,000 options were

                                   AMDL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

issued to employees and directors, and pursuant to SFAS 123, $25,300 was recognized as expense for those options issued to outside consultants for the three months ended September 30, 2001. In addition, pursuant to SFAS 123, stock option expense of $5,156 and $15,469 was recognized in the three and nine months ended September 30, 2001 for options previously issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Since inception, we have been in the development stage and have devoted our resources to research and development, obtaining regulatory approval and raising working capital to support our DR-70(R) activities. Effective December 14, 2000, as a result of an Exclusive Distribution Agreement with Chinese Universal and the commencement of planned operations, management determined that we were no longer in the development stage. For the quarter ended September 30, 2001, we generated $46,032 in net sales of products and marketing rights. Historically, our income has come from the sale of licenses, royalties and options to purchase marketing rights. We have incurred losses since inception, including an operating loss of $1,704,168 for the nine months ended September 30, 2001.

In July 2001, we acquired intellectual property rights and an assignment of a US patent application for immunogene combination gene therapy technology for $2,000,000 in cash. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada.

The standard approach in utilizing gene therapy to combat cancer has been to attempt to replace defective genes in cancer cells, which has proven to be impractical because of the number of genes involved. The combination gene therapy invented by Dr. Chang uses GM-CSF and B7-2 to both build the body's immune system and destroy cancer cells. The treatment involves injecting the patient with two genes in one virus carrying a combination of B7-2 and GM-CSF.

The technology, which shows potential for fighting cancer by enhancing one's immune system by increasing the number of cells that naturally destroy cancer, has proven effective in eradicating experimental human brain tumors implanted in mice. It has undergone Phase 1 clinical trials in Canada.

This technology is a compliment to our DR-70(R) blood test that can identify people at risk for 13 different types of cancer from one tube of the patient's blood with a high degree of sensitivity and specificity. With the acquisition of the gene therapy technology, we are now a cancer theranostics company, meaning we are involved in both the diagnosis and treatment of the same disease.

As part of the acquisition of the technology, we agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. We have also entered into a two-year consulting contract with Dr. Chang, calling for payments of $2,500 per month in consideration for services relating to the development of intellectual property and scientific consultations. The $2,000,000 acquisition price will be amortized over the expected useful life of the technology, which we are in the process of determining.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2000 to September 30, 2001, our cash and cash equivalents increased by $2,223,202 primarily as a result of successful efforts in raising capital. As of November 2001, cash is being depleted at the rate of approximately $150,000 per month. We expect to receive additional cash from product sales. We have commitments for the purchase of our products to be marketed in the United States, the United Kingdom and Asia. However, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

Our total outstanding indebtedness, including accounts payable, accrued expenses, accrued payroll and related expense, deferred revenue and customer deposits was $497,719 at September 30, 2001. We are continuing our efforts to expand our operations, including international market development for our products and obtaining the required regulatory approvals. There can be no assurance, however, as to the success of these efforts, or, if successful, what the cost or terms thereof will be.

We do not anticipate any significant changes in the number of employees; however, we may seek to add employees to further our efforts to distribute our products. The loss of any of our key employees could have a material adverse effect upon our operations.

ASSETS AND LIABILITIES

Total assets increased from $3,344,028 at December 31, 2000 to $5,578,169 at September 30, 2001. The increase is primarily a result of the receipt of net cash proceeds from the sale of securities and exercise of warrants, net of cash expended in operations for the nine-month period.

Total liabilities decreased from $654,243 at December 31, 2000 to $497,719 at September 30, 2001. The decrease resulted primarily from the more timely payment of accounts payable and accrued expenses due to the Company's improved cash position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

During the three months ended September 30, 2001, the Company generated $46,032 from product sales compared to revenues for the three months ended September 30, 2000 of $44,953. The increase in revenues is due to increased sales of DR-70(R), and the amortization of deferred revenue for marketing rights offset by decreased sales of OEM products. Total operating expenses for the three months ended September 30, 2001 were $584,365 compared to total operating expenses for the three months ended September 30, 2000 of $272,665. The increase in expenses is primarily due to increased operating activity over the prior year resulting in higher payroll, professional fees, insurance costs, travel expenses, and consulting fees. During the three months ended September 30, 2001, the Company received a non-refundable deposit of $200,000 from Chinese Universal Technologies ("CUT") as part of an agreement to secure the rights to purchase the patents for combination gene therapy. Due to CUT backing out of the agreement, the Company recorded the deposit as other income pursuant to the agreement with CUT. As a result of the above factors, in the three months ended September 30, 2001, the Company's net loss was $300,259 compared to a net loss of $267,340 for the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

During the nine months ended September 30, 2001, the Company generated $173,654 in revenues compared to revenues for the nine months ended September 30, 2000 of $56,783. The increase in revenues is due to increased sales of DR-70(R), and the amortization of deferred revenue for marketing rights. Total operating expenses for the nine months ended September 30, 2001 were $2,135,994 compared to total operating expenses for the nine months ended September 30, 2000 of $831,166. The increase in expenses is primarily the result of increased operating activity over the prior year and a corresponding rise in payroll, professional fees, insurance costs, travel expenses, and consulting fees. In addition, non-cash consulting expenses of $859,310 were recorded in the current year for stock issued for services, which was significantly higher than expenses recorded in the prior year due the higher price of our stock. During the nine months ended September 30, 2001, the Company received a non-refundable deposit of $200,000 from Chinese Universal Technologies ("CUT") as part of an agreement to secure the rights to purchase the patents for combination gene therapy. Due to CUT not completing the purchase, the Company recorded the deposit as other income pursuant to the agreement with CUT. As a result of the above factors, in the nine months ended September 30, 2001, the Company's net loss was $1,704,168 compared to a net loss of $825,698 for the prior year period.

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

       2. During the nine months ended September 30, 2001 (the "Period"), the Company issued an aggregate of 2,299,800 shares of common stock (including 231,800 shares issued to service providers) at $1.75 per share for aggregate cash consideration of $3,098,634 (net of offering costs of $520,366).

Pursuant to Section 4(2) under the '33 Act, the following securities were issued during the period:

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

       7. On August 24, 2001, the Company issued 9,000 shares of common stock in connection with the exercise of outstanding warrants at $0.68 per share for aggregate consideration of $6,120.

Item 3. Defaults Upon Senior Securities.

        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Inapplicable.

Item 5. Other Information.

        On September 20, 2001, the Company filed a Form 8-A registering its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934 as amended, in connection with the registration of such shares on the American Stock Exchange.


Item 6. Exhibits and Reports on Form 8-K.

       (a) 2-1 Technology Transfer Agreement effective July 30, 2001 between AMDL, Inc. and Lung-Ji Chang incorporated by reference to Form 8-K dated September 10, 2001.

       (b) The Company filed a Form 8-K dated September 10, 2001 relating to the acquisition of intellectual property rights to certain combination immunogene therapy technology developed by Lung-Ji Chang.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMDL, Inc.


Dated: November 13, 2001               By: Gary L. Dreher
                                           -------------------------------------
                                                     GARY L. DREHER,
                                                     President