Form 10KSB
period 2001-12-31
AMDL INC
filed 2002-03-28
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________ .

Commission File Number 0-27689

AMDL, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0413161

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100, Tustin, California 92780

(Address of principal executive offices)

(714) 505-4460

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which
to be so registered	registered

Common Stock, $.001 par value	AMEX

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

Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer’s revenue for the fiscal year ended December 31, 2001 was $483,300.

The market value of the voting stock held by non-affiliates of the issuer as of March 4, 2002 was approximately $26,219,394.

The number of shares of the common stock outstanding as of March 4, 2002 was 8,268,324.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company’s Proxy Statement for its Annual Meeting to Shareholders to be held May 10, 2002 (the “2002 Proxy Statement”)

Transitional Small Business Disclosure Format (check one)

     Yes [   ] No [X]

Part 1

Item 1. Description of Business

The Company is a cancer theranostics company, meaning it is involved in both the diagnosis and treatment of the same disease. Hospital, clinical, research and forensic laboratories and doctors’ offices use our products to obtain precise and rapid identification of certain types of cancer and other diseases. We develop, manufacture, market and offer for sale various immunodiagnostic kits for the detection of cancer and other diseases. We have two primary kits: DR-70® for detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon; prostate and liver; and Pylori-Probe™ for detection of Helicobacter Pylori (“H. pylori”), a bacterium that colonizes the mucus lining associated with gastric and peptic ulcers. We market DR-70® primarily in Europe and Asia through recently developed distribution channels. The DR-70® test is not available in the United States. Pylori- Probe™ is cleared for sale in the United States; however, we are not actively marketing the Pylori-Probe™ at this time.

Our facilities are FDA GMP approved. Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460. We are licensed by the State of California to produce our proprietary and OEM products at our Tustin office location.

In September 2001 we registered our common stock under the Securities Exchange Act of 1934 and listed on the American Stock Exchange under the symbol ADL. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov or review our public reports at http://www.amdlcorporate.com.

Recent Developments

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology that is a possible treatment for those diagnosed with cancer for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The standard approach in utilizing gene therapy to combat cancer has been to attempt to replace defective genes in cancer cells, which has proven to be impractical because of the number of genes involved. The combination gene therapy technology invented by Dr. Chang uses GM-CSF (a granulocyte macrophage colony stimulating factor) and B7-2 (a T-cell co-stimulating factor) to both build the body’s immune system and destroy cancer cells. The treatment involves injecting the patient with two genes in one virus carrying a combination of B7-2 and GM-CSF. Our technology, which shows potential for fighting cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer, has proven effective in eradicating experimental human brain tumors implanted in mice and has undergone Phase 1 clinical trials in Canada.

In late September 2001, we were granted exclusive distribution rights in the east Asian and Pacific Rim countries where we have other distribution channels (exclusive of any rights to sell to the Japanese Dental Association and related entities) from SecureCard Technologies, Inc. The agreement covers their GeneCard™ and related technologies. The cards (known as “smart cards”) have imbedded microchips which can be encoded with various types of information such as the person’s DNA profile, fingerprint, health history, etc. In conjunction with reader, the card is primarily used as a means of identification. This agreement is for distribution only and does not call for the commitment of any of our resources. We have not yet realized any income from this agreement and cannot predict when, or if, any income will materialize.

On January 8, 2002, we filed an action in the United States District Court for the Central District of California (“California case”) for a determination that our ownership of the technology is free of any claim by AcuVector Group, Inc. of Alberta, Canada and that AMDL is the sole owner of the U.S. patent application and intellectual property rights in question. AcuVector, the former licensee of the combination immunogene therapy technology acquired from Dr. Chang, claims that it still has rights to the technology under a terminated license agreement AcuVector executed with Dr. Chang in 1997.

More than one month after the filing of our action, AcuVector filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton (“Canadian case”) seeking substantial damages and injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief in the Canadian case seeks to establish that the license agreement is in effect. After being served with our complaint in the California case, AcuVector filed a motion to dismiss the complaint for lack of personal jurisdiction by the U.S. District Court in California over AcuVector in the California case, which motion is scheduled to be heard in late April, 2002. We have opposed the motion and amended our complaint in the California case to add Dr. Chang as a defendant. We performed extensive due diligence and received an opinion of counsel from Dr. Chang’s attorneys that AcuVector had no interest in the technology when we acquired it. We are confident that AcuVector’s claims are without merit and that we will receive a declaratory judgment to that effect.

Our Products

DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 13 different common cancers, including, but not limited to, lung (small and non-small cell), stomach, breast, rectal, colon, prostate and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used variously to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence.

In 1993, the Cross Cancer Institute, located in Edmonton, Alberta, Canada, approved a clinical trial protocol for DR-70® for lung cancer under the auspices of the Alberta Cancer Board. The objective of the clinical trial at the Cross Cancer Institute was to evaluate the sensitivity and specificity of the DR-70® lung cancer tumor-marker and to determine if the level of the tumor-marker correlates with the stage of lung cancer development. In the Cross Cancer Institute clinical trial, 237 patients with newly diagnosed lung cancer and 244 volunteers with no clinical evidence of disease were selected. The DR-70® tumor-marker was measured in blood serum samples collected from both cancer patients and the volunteers. The control group was composed of smokers and non-smokers. The results showed sensitivity of the lung cancer test was 66% and specificity was 92%. We believe these results, coupled with data reported in continued studies at the Cross Cancer Institute, demonstrate the value of the DR-70® lung cancer tumor-marker as a diagnostic test for detecting lung cancer. These tests also helped determine the usefulness of DR-70® for monitoring response to treatment and for predicting the recurrence of cancer.

In 1997, the Dr-70® test kit was modified to be more user friendly. Clinical studies with the modified kit were conducted in Wuhan, China, the results of which have been published in the peer-reviewed Journal of Immunoassay. As compared to earlier studies, these studies determined that the DR-70® immunoassay kit detected a number of different cancers with a higher degree of specificity and sensitivity. In these tests, DR-70® was found to have an overall specificity of 95% and an overall sensitivity of 83.8%. Thirteen different types of cancer were found in the screening process, indicating that DR-70® has significant usefulness as a cancer-screening tool. In late 2001, the study was expanded to include more than 700 patients and the results of this expanded study confirmed the previously published results while providing a broader statistical base.

PyloriProbe™ is our proprietary in vitro diagnostic testing kit for the detection of Helicobacter Pylori, or H. pylori, a bacterium associated with gastric and peptic ulcers. We believe that PyloriProbe™ has several advantages over our competitors’ test kits, including color coded ready-to-use reagents, superior reproducibility, durable breakaway wells, elimination of the calibration curve requirement and significantly lower cost. We have received clearance from the U.S. FDA to market PyloriProbe™ in the United States, but are not actively marketing this product at this time.

In addition to the proprietary test kits described above, we sell non-proprietary diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others.

Our Strategy

We develop, manufacture and offer for sale non-invasive diagnostic kits to hospitals, doctors, clinics, and laboratories, giving them the ability to detect certain types of cancer and H. pylori in their patients. Our kits are designed to provide accuracy, reproducibility and a high degree of specificity and sensitivity.

We are continuing to conduct quality assurance and quality control testing on our DR-70® product as part of our commitment to quality and to meet government regulations. We are seeking to create alliances with reference laboratories to make DR-70® testing available to physicians and patients. With just a small amount of blood serum drawn from a patient, DR-70® uses a common microtiter format familiar to most laboratories in the diagnostic industry to test for the presence of tumors. We believe that our DR-70® product is capable of detecting different types of cancer with a superior degree of specificity and sensitivity. DR-70® test levels are found to increase with the progression and stage of the disease.

Our objective is to be a leading provider of cancer-detecting immunodiagnostic kits. In order to meet our objective, we plan to do the following:

•	Continue to distribute DR-70® kits in current markets of Europe and Asia

•	Develop additional DR-70® distribution channels in existing markets

•	Seek to develop DR-70® distribution channels in new markets

•	Seek additional diagnostic technologies and products in order to distribute them within our existing and growing sales network

•	Seek U.S. FDA clearance as well as international approvals and insurance reimbursements for our DR-70® product

•	Pursue one or more strategic partners to license and develop our combination immunogene therapy technology for the treatment of cancer and ultimately a vaccine for the prevention of cancer

We intend to continue an aggressive product development program. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or the combination immunogene therapy technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for any one of a number of reasons, such as:

•	The product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	The product candidate was not effective in treating a specified condition or illness

•	The product candidate had harmful side effects on humans

•	The necessary regulatory bodies, such as the U.S. FDA, did not approve our product candidate for an intended use

•	The product candidate was not economical for us to manufacture and commercialize

•	The product candidate is not cost effective in light of existing therapeutics

Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

We are currently conducting a three-cancer study for our DR-70® in Germany at a cost of approximately $25,000. The purpose of the study is to verify specificity and sensitivity. We are also conducting a study, at a cost of approximately $68,000, with Dr. Chang at the University of Florida to target certain breast cancer specific antigens with the goal of ultimately developing a vaccine using the combination immunogene therapy technology. No assurances can be given that the study will lead to the development of any commercial products or vaccines.

Sales and Marketing

On December 20, 2000, the Medical Devices Agency of the United Kingdom Department of Health issued a letter of no objection to the exportation of DR-70® from the United States to the United Kingdom, thereby allowing DR-70® to be sold in the United Kingdom. We have made arrangements with two distributors, DR-70® (UK), Ltd. (formerly UK Scientific.com) and Surescreen Diagnostics, Ltd., to distribute DR-70® within the United Kingdom. Distribution of DR-70® within the United Kingdom began in February 2001.

In December 2001, we terminated our exclusive distribution agreement with Chinese Universal Technologies Co., Ltd. (“Chinese Universal”), which agreement granted Chinese Universal the exclusive right to distribute, market and sell our DR-70® diagnostic kits in Taiwan, Hong Kong, Korea, the Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia. Chinese Universal failed to make minimum purchases of approximately $2.5 million per year for the first year as required under the agreement.

On January 25, 2002, we received a new license to market DR-70® in Canada. Accordingly, we intend to enter into agreements with distributors who will market DR-70® throughout Canada.

On January 30, 2002, we granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the exclusive right to sell DR-70® kits in Taiwan and Hong Kong during the one-year period ending January 31, 2003. GAST may not manufacture, sell or distribute competitive products during the term, including any extensions, and for a three-year period after the termination of the agreement GAST must submit all advertising to us for approval. All sales of DR-70® kits made by GAST will be on our standard terms applicable to all distributors.

We are seeking additional exclusive and non-exclusive distribution agreements with distributors located in Europe, Asia, South America, Africa, Australia, and Canada. We are focused on marketing our existing products in those jurisdictions in which we have obtained, or believe we can obtain, regulatory approval.

We offer OEM or private label test kits to under-served international markets through distributor relationships and to domestic markets through strategic partnerships and relationships with larger diagnostic companies.

The Company intends to use the internet, select journals, and industry trade shows for its marketing activities, subject to the availability of working capital for such endeavors.

Manufacturing

We manufacture our DR-70® and PyloriProbe™ diagnostic kits at our California licensed and U.S. FDA GMP approved manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California.

Regulation

Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the U.S. FDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed.

DR-70®. We have not submitted an application to the U.S. FDA to sell DR-70® in the United States. We are investigating studies which will help with the U.S. FDA clearance process. No assurances can be given that we will ever receive U.S. FDA clearance for the commercial sale of DR-70® in the United States.

On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70® from the United States to the United Kingdom, allowing DR-70® to be sold in the United Kingdom.

In June 1995, we received approval from the Cross Cancer Institute in Canada to apply for marketing clearance for our DR-70® lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, we received marketing clearance from the Health Protection Branch in Canada. The clearance had lapsed due to procedural changes but a new license from the Health Protection Branch was issued on January 25, 2002.

PyloriProbe™. In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the PyloriProbe™ diagnostic kit. PyloriProbe™ is the first product, which we manufacture to be cleared to market in the United States.

Other Approvals

There can be no assurance that we will be able to obtain other necessary regulatory approvals or clearances for DR-70® in the United States, or for other products developed in the future, on a timely basis or at all, and delays or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Patents

Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties. The United States Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer. We have two additional patent applications pending in the United States with respect to our methodology for the DR-70® tumor-markers as reliable indicators of the presence of cancer.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The U.S. patent application is pending and it is unclear what claims, if any, will be granted by the United States Patent and Trademark Office. On November 21, 2001, Singapore granted our patent containing claims to the combination immunogene therapy technology. Singapore is a “registration only” jurisdiction, which means that patent applications are not substantively reviewed prior to grant. However, the patent is enforceable in Singapore, but the validity of such patents is vetted in their courts. A description of the technology is set forth under Recent Developments, above.

There can be no assurance, however, that any additional patents will be issued to us, or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, there can be no assurance that others will not be issued patents which may prevent the sale of our test kits or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, there can be no guarantee that any patents issued to or licensed by us will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease research and development activities or sales.

Research and Development

During the last two fiscal years ended December 31, 2000 and 2001, we spent $43,200 and $174,611, respectively, on research and development. During the 2002 fiscal year we expect to incur approximately $200,000 for research and development, including $68,000 for the breast cancer antigen study with Dr. Chang at the University of Florida and $25,000 for the DR-70® studies in Germany, exclusive of the costs of our principal scientific consultant, Dr. That G. Ngo.

Competition

We have only had limited sales of DR-70® to our distributors. We are dependent on our distributors’ financial ability to advertise and market DR-70® in those countries where we have distributors. A number of domestic and international companies are in indirect competition with us in all of these markets. Most of these companies are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than us or our distributors. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in the diagnostic test industry.

Many major medical device manufacturers including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as DR-70®; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to DR-70®. Moreover, such companies could develop products similar to our products and they may be more successful than us in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.

Product Liability Insurance

We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities, which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. We obtained product liability insurance in April 2001.

Employees

As of March 1, 2002, we had six full-time employees and one part-time employee. From time to time, we supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.

Item 2. Description of Properties

Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at monthly rates ranging from $5,757 to $6,373 per month, including property taxes, insurance and maintenance. Our lease expires on July 31, 2004.

Item 3. Legal Proceedings

     On January 8, 2002, we filed an action in the United States District Court for the Central District of California for a determination that our ownership of the technology is free of any claim by AcuVector and that AMDL is the sole owner of the U.S. patent application and intellectual property rights in question. AcuVector, the former licensee of the combination immunogene therapy technology acquired by AMDL from Dr. Lung-Ji Chang in August 2001, claims that it still has rights to the technology under a terminated license agreement AcuVector executed with Dr. Chang in 1997. AcuVector has filed a companion case in Canada and a motion to dismiss or stay the case in California until the pending Canadian action against Dr. Chang has been decided, which motion is scheduled to be heard on March 25, 2002. No discovery has as yet been conducted in the case. See Item 1, Recent Developments, above.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders during the year 2001.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the American Stock Exchange under the symbol “ADL.” From April 2000 to September 2001, our common stock was listed on the OTC Bulletin Board under the symbol “AMDD.” From August 1999 until April 2000, our common stock was listed only on the “pink sheets.”

Our stock price, like that of some other cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:

•	clinical trial results

•	product development announcements by us or our competitors

•	regulatory matters

•	announcements in the scientific and research community

•	intellectual property and legal matters

•	broader industry and market trends unrelated to our performance

In addition, if our revenues or earnings in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Set forth in the following table are the high and low bid quotations (for the year 2000 and the three quarters ended September 30, 2001) and the high and low closing sale price (for the quarter ended December 31, 2001) for our common stock. We consider our common stock to be thinly traded and that any reported bid, sale or closing prices may not be a true market-based valuation of our common stock. The bid quotations on the OTC Bulletin Board or in the “pink sheets” represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2000	$4.19	$1.75
June 30, 2000	$3.69	$1.63
September 30, 2000	$1.88	$0.88
December 31, 2000	$2.38	$1.03

Quarter Ended	High	Low

March 31, 2001	$2.03	$1.41
June 30, 2001	$3.47	$1.91
September 30, 2001	$5.05	$3.52
December 31, 2001	$3.99	$2.15

As of March 19, 2002, there were approximately 825 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Voting Trust Agreement. Chinese Universal acquired 2,000,000 shares of our common stock in December 2000. However, as a condition to the sale to Chinese Universal, Chinese Universal was required to cause the shares to be deposited with Jeanne Lai, former President of Chinese Universal, and Gary L. Dreher, as voting trustees, under a Voting Trust Agreement dated as of December 14, 2000. The Voting Trust Agreement provides that during the ten (10) year term of the Voting Trust Agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters or the voting trustees’ votes will not be counted except for purposes of a quorum for voting on such proposal.

Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2001, we sold unregistered shares of our securities in the following transactions:

     A.      In January 2001, we collected our $2,000,000 stock subscription receivable from the sale of 2,000,000 shares of common stock sold to Chinese Universal in December 2000.

     B.      On January 9, 2001, we issued 40,000 shares of our common stock to a consultant for services rendered. The shares were valued at $64,800 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     C.      On January 29, 2001, we issued 40,000 shares of our common stock to a consultant for services rendered. The shares were valued at $66,400 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     D.      On April 9, 2001, we issued 110,000 shares of common stock (including 10,000 shares to finders) in connection with the exercise of warrants at $1.00 per share for aggregate cash consideration of $90,000 (net of offering costs of $10,000). The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     E.      On April 16, 2001, we issued 40,000 shares of our common stock to a consultant for services rendered. The shares were valued at $76,400 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     F.      From January through June 2001, we issued an aggregate of 2,299,800 shares of common stock (including 231,800 shares issued to service providers) at $1.75 per share for cash consideration of $3,098,634 (net of offering costs of $520,366). The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     G.      On June 4, 2001, we issued 200,000 shares of our common stock to a consultant for services rendered. The shares were valued at $578,000 based on the trading price of our common stock on the date of grant.

     The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

    H.      On June 21, 2001, we issued 25,000 shares of our common stock to a consultant for services rendered. The shares were valued at $72,250 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     I.      On June 26, 2001, we issued 500 shares of our common stock to a consultant for services rendered. The shares were valued at $1,460 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     J.      On August 15, 2001, we issued warrants to purchase an aggregate of 300,000 shares of our common stock to a consultant for services rendered, of which 200,000 have an exercise price of $3.25 per share and 100,000 have an exercise price of $3.75 per share. The warrants were valued at $265,000 based on the Black-Scholes option-pricing model. The recipient of these options paid $20,000 cash consideration to us for the grant of the warrants. The securities were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     K.      On August 24, 2001, we issued 9,000 shares of common stock in connection with the exercise of outstanding warrants at $0.68 per share for aggregate cash consideration of $6,120. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     L.      On November 15, 2001, we authorized the issuance of 200,000 shares of our common stock to a consultant for services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the trading price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002 and the remaining shares will be expensed on the dates the shares are earned in the same manner. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     M.      On January 22, 2002, we issued 25,000 shares of our common stock to a consultant for services rendered in connection with the raising of capital. The shares were charged to equity as cost of funding. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets increased from $3,344,028 at December 31, 2000 to $5,026,404 at December 31, 2001. The increase is a result of cash received from the sale of common stock, which was partially offset by the higher costs of operations.

During the period March — June, 2001 (“Offering Period”), the Company conducted a Regulation D, Rule 506 Offering (“Rule 506 Offering”) of the common stock for $1.75 per share. As part of the Rule 506 Offering, the Company issued 1,582,600 shares of common stock (including 166,600 shares issued to consultants for offering costs) for net cash consideration of $2,230,200 (net of issuance costs of $247,800). During the Offering Period, the Company also conducted a Regulation S, (“Regulation S Offering”) of the common stock for $1.75 per share. As part of the Regulation S Offering, the Company issued 717,200 shares of common stock (including 65,200 shares issued to consultants for offering costs) for net cash consideration of $1,026,900 (net of issuance costs of $114,100). Additional costs of funding for these offerings were $158,466 representing travel, legal and other fees in connection with the funding activities.

Our total outstanding indebtedness decreased to $242,994 at December 31, 2001 as compared to $654,243 at December 31, 2000. The decrease resulted from a decrease in deferred revenue due to the termination of our distribution agreement with Chinese Universal. Exclusive of the decrease in deferred revenue, liabilities decreased by approximately $117,000.

From December 31, 2000 to December 31, 2001, our cash and cash equivalents increased by $1,688,473 as a result of successful efforts in raising capital. As of March 1, 2002, cash is being depleted at the rate of approximately $160,000 per month exclusive of (i) consulting and investor relations fees which will approximate $350,000 for first quarter 2002, and (ii) $77,000 for research studies. We expect to receive some additional cash from product sales, although no definitive orders or commitments have been received in any significant quantity. There is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

We do not anticipate any significant changes in the number of administrative employees; however, we may seek to add one or more additional marketing or manufacturing employees to further our efforts to distribute and manufacture our products.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Net Revenue. During the year ended December 31, 2001, we generated revenues of $188,472 from product sales compared to revenues from product sales of $139,072 in the prior year period. In 2001, we also recorded licensing revenues of $294,828 as compared to $5,172 in the prior year. These increases are a result of increased marketing efforts and the accelerated recognition of marketing rights due to the termination of the distribution agreement with Chinese Universal. We also realized interest income of $130,976 in fiscal year 2001 compared to $1,508 of interest income for the equivalent period in the prior year. The increase in interest income was due to an increase in available funds for investments during the fiscal year 2001.

Research and Development and General and Administrative Expenses. Research and development expenses for the year ended December 31, 2001 were $174,611 as compared to $43,200 for the year ended December 31, 2000. The increase of $131,411 was primarily a result of increased cost of services provided by our principal consultant. Total operating expenses increased by $1,959,524 to $3,085,537 for the year ended December 31, 2001 as compared to the $1,126,013 reported for the year ended December 31, 2000 due mainly to increases in: (i) non-cash (securities) compensation for services of approximately $850,000; (ii) actual expenditures for payroll and consulting and professional services of approximately $450,000; and (iii) travel expenses associated with establishing our distribution channels of approximately $100,000.

Net Loss and Loss from Operations. In fiscal year 2001, our net loss was $2,346,447 or ($0.33) per share, compared to a net loss of $1,087,337 or ($0.65) per share, in fiscal year 2000, due primarily to the higher general and administrative costs offset by increased licensing revenues and interest income described above. However, the net loss would have been greater had we not recognized extraordinary income of $200,000 from a forfeiture of a deposit.

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999.

Net Revenue. During the year ended December 31, 2000, we generated revenues of $139,072 from product sales compared to revenues from product sales of $82,713 in the prior year period. In fiscal year 2000, we also recorded licensing revenues of $5,172 as compared to none in fiscal year 1999. This increase is a result of increased marketing efforts and the sale of marketing rights. We also realized interest income of $1,508 in fiscal year 2000 compared to $15,739 of interest income of the equivalent period in the prior year. The decrease in interest income was due to a reduction in available funds for investments during the fiscal year 2000.

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

Net Loss and Loss from Operations. In 2000, our net loss was $1,087,337, compared to a net loss of $671,725 in 1999, due to limited product sales. However, the 1999 net loss includes a non-recurring extraordinary gain of $499,930, which, if disregarded, makes the operating losses comparable for both periods.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements. Such forward-looking statements which we make involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for our products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition, and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
AMDL, Inc.

We have audited the accompanying balance sheets of AMDL, Inc. (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

CORBIN & WERTZ

Irvine, California
January 23, 2002, except for Notes 7 and 13,
which are as of March 11, 2002

AMDL, INC.

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2001	2000

Current assets
Cash and cash equivalents	$2,929,833	$1,241,360
Stock subscription receivable	—	2,000,000
Accounts receivable	10,287	23,718
Inventories	79,466	73,192
Prepaid expenses	27,727	—

Total current assets	3,047,313	3,338,270
Intellectual property, net	1,958,333	—
Fixed assets, net	15,000	—
Other assets	5,758	5,758

	$5,026,404	$3,344,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,416	$270,219
Accrued payroll and related expenses	85,778	58,396
Customer deposits	5,800	5,800
Deferred revenue	—	62,069
Notes payable	25,000	25,000

Total current liabilities	242,994	421,484
Deferred revenue, net of current portion	—	232,759

Total liabilities	242,994	654,243

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,076,657 and 5,279,024 shares issued and outstanding at December 31, 2001 and 2000, respectively	8,077	5,279
Additional paid in capital	21,831,200	17,393,926
Accumulated deficit	(17,055,867)	(14,709,420)

Total stockholders’ equity	4,783,410	2,689,785

	$5,026,404	$3,344,028

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	December 31,
	2001	2000

Revenues:
Product sales	$188,472	$139,072
Licensing	294,828	5,172

	483,300	144,244
Cost of sales	75,186	98,776

Gross profit	408,114	45,468

Operating expenses:
Research and development	174,611	43,200
General and administrative	2,910,926	1,082,813

	3,085,537	1,126,013

Loss from operations	(2,677,423)	(1,080,545)

Other income (expense):
Interest expense	—	(8,300)
Interest income	130,976	1,508
Other	200,000	—

	330,976	(6,792)

Net loss	$(2,346,447)	$(1,087,337)

Basic and diluted loss available to common shareholders per common share	$(0.33)	$(0.65)

Weighted average common shares outstanding	7,030,478	1,837,293

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2001 and 2000

	Common Stock		Preferred Stock
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 1999	1,651,124	$1,651	—	$—	$13,144,252	$(13,520,833)	$(374,930)
Preferred stock issued for cash (including 30 shares of preferred stock and 3,750 shares of common stock issued to finders), net of offering costs of $18,750	3,750	4	405	—	168,746	—	168,750
Common stock issued for cash (including 110,150 shares of common stock issued to finders), net of offering costs of $208,370	3,211,650	3,211	—	—	3,589,919	—	3,593,130
Common stock issued for consulting services	200,000	200	—	—	295,987	—	296,187
Common stock issued for warrants exercised	10,000	10	—	—	9,990	—	10,000
Estimated fair market value of options granted to consultants for services rendered	—	—	—	—	75,685	—	75,685
Estimated fair market value of warrants issued in connection with debt financing	—	—	—	—	8,300	—	8,300
Common stock issued in connection with the conversion of preferred stock	202,500	203	(405)	—	(203)	—	—
Preferred dividend on beneficial and induced conversion of preferred stock	—	—	—	—	101,250	(101,250)	—
Net loss	—	—	—	—	—	(1,087,337)	(1,087,337)

Balance, December 31, 2000	5,279,024	5,279	—	—	17,393,926	(14,709,420)	2,689,785

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

For The Years Ended December 31, 2001 and 2000

	Common Stock		Preferred Stock
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2000	5,279,024	5,279	—	—	17,393,926	(14,709,420)	2,689,785
Common stock issued for cash (including 231,800 shares of common stock issued to finders), net of offering costs of $520,366	2,299,800	2,300	—	—	3,096,334	—	3,098,634
Common stock issued for consulting services	378,833	379	—	—	934,014	—	934,393
Common stock issued for warrants exercised, (including 10,000 shares of common stock issued to finders), net of offering costs of $10,000	119,000	119	—	—	96,001	—	96,120
Estimated fair market value of options and warrants granted to consultants for services rendered	—	—	—	—	310,925	—	310,925
Net loss	—	—	—	—	—	(2,346,447)	(2,346,447)

Balance, December 31, 2001	8,076,657	$8,077	—	$—	$21,831,200	$(17,055,867)	$4,783,410

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,
	2001	2000

Cash flows from operating activities
Net loss	$(2,346,447)	$(1,087,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,357	—
Common stock issued for services	934,393	296,187
Warrants and options issued for services	310,925	83,985
Provision for doubtful accounts	—	(4,000)
Changes in operating assets and liabilities:
Accounts receivable, net	13,430	(4,317)
Inventories	(6,274)	(73,192)
Prepaid expenses and other current assets	(27,727)	9,007
Accounts payable and accrued expenses	(143,801)	(55,627)
Accrued payroll and related expenses	27,381	(65,922)
Deferred revenue	(294,828)	294,828

Net cash used in operating activities	(1,488,591)	(606,387)

Cash flows from investing activities:
Purchase of fixed assets	(17,690)	—
Purchase of intellectual property	(2,000,000)	—

Net cash used in investing activities	(2,017,690)	—

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net of offering costs	—	168,750
Proceeds from the sale of common stock, net of offering costs	5,098,634	1,593,130
Proceeds from the exercise of warrants, net of offering costs	96,120	10,000

Net cash provided by financing activities	5,194,754	1,771,880

Net change in cash and cash equivalents	1,688,473	1,165,493
Cash and cash equivalents, beginning of year	1,241,360	75,867

Cash and cash equivalents, end of year	$2,929,833	$1,241,360

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities:

     See related notes to financial statements for non-cash investing and financing activities.

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

AMDL, Inc.’s predecessor was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.

Since inception, the Company has primarily been engaged in the commercial development of, and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70®) to detect the presence of lung and other types of cancer, and its proprietary test kit (Pylori Probe™) designed to detect antibodies to Helicobacter pylori (“H. pylori”), a bacterium associated with chronic gastritis and ulcers which, if left untreated, may lead to stomach cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company’s adoption of SAB 101 did not have a material effect on the Company’s financial statements.

Product sales revenue is recognized upon shipment of products to customers. Licensing revenue is recognized ratably over the term of each respective agreement.

Deferred Revenue

Deferred revenue as of December 31, 2000 represented the unamortized portion of a $300,000 exclusive distribution agreement with a related party. The exclusive distribution agreement was to expire in October 2005 and required the related party to market and distribute the Company’s products and to purchase a minimum of 10,000 DR-70® kits per year. During the years ended December 31, 2001 and 2000, the Company recognized $56,895 and $5,172, respectively, of deferred revenue based on straight-line amortization over the term of the original contract. However, due to non-performance, the Company terminated the agreement in December 2001 and recognized the unamortized deferred revenue balance of $237,933 as licensing income in the accompanying statement of operations for the year ended December 31, 2001.

Advertising

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were $2,118 and $2,920 for the years ended December 31, 2001 and 2000, respectively.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over useful lives of three to ten years.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During 2001 and 2000, the Company expended approximately $19,764 and $11,692, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years. For the year ended December 31, 2001, the Company recognized amortization expense of $41,667.

Impairment of Long-Lived Assets

During 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2001. There can be no assurance, however, that market conditions will not change which could result in future long-lived asset impairment.

Common Stock Issued for Services Rendered

The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock (see Note 10).

Risks and Uncertainties

Both of the Company’s lines of proprietary test kits are deemed medical devices or biologics, and as such are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States. In addition, the Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company is subject to the risk of failure in maintaining its current regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The Company’s revenue from product sales and licenses derived from its operations is small. However, the Company believes that its current cash position of $2,929,833 at December 31, 2001 is sufficient to fund its operations and working capital requirements through at least December 31, 2002.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 8).

In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25.” FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company’s financial position or results of operations.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 1,289,659 and 1,036,867 for the years ended December 31, 2001 and 2000, respectively.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, realizability of long-lived assets, useful lives of intangibles and valuation of deferred tax assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, trade payables, accrued expenses and note payable approximates their estimated fair values due to the short-term maturities of those financial instruments.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements in order to conform to classifications used in the current year.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 has not impacted the Company’s financial position or results of operations as the Company has no items of comprehensive income.

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During fiscal year 2001, approximately 72% of our sales were to customers in foreign countries. Of the foreign sales, approximately 45% were to customers in Taiwan and 14% were to customers in the United Kingdom. During fiscal year 2000, approximately 33% of our sales were to customers in foreign countries. Of the foreign sales, approximately 18% were to customers in Taiwan and 12% were to customers in South America. The adoption of SFAS 131 has not impacted the Company’s financial position or results of operations as the Company currently operates in one segment.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Risk

One customer accounted for approximately 58% and 75% of accounts receivable as of December 31, 2001 and 2000, respectively. Three customers accounted for 75% of sales for the year ended December 31, 2001 and four customers accounted for 80% of sales for the year ended December 31, 2000. The loss of any of these customers in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit of $100,000. As of December 31, 2001, the Company had approximately $2,844,000 in excess of this limit.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS 141 to have a material impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 2 — INVENTORIES

Inventories consist of the following at December 31, 2001 and 2000:

	2001	2000

Raw Materials	$66,781	$64,285
Work-In-Process	10,965	5,930
Finished Goods	1,720	2,977

	$79,466	$73,192

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consists of the following:

Office equipment	$11,711
Lab equipment	5,979

17,690
Less accumulated depreciation	(2,690)

$15,000

Depreciation expense totaled $2,690 for the year ended December 31, 2001.

NOTE 4 — INTELLECTUAL PROPERTY

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1).

As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has entered into a two-year consulting contract with Dr. Chang, calling for payments of $2,500 per month in consideration for services relating to the development of intellectual property and scientific consultations. For the year ended December 31, 2001, the Company has paid $13,897 for consulting services and $0 for royalties.

During the year ended December 31, 2001, the Company received a non-refundable deposit of $200,000 from Chinese Universal Technologies Co., Ltd. (“Chinese Universal”) as part of an agreement to secure the rights to purchase the patents for combination immunogene therapy technology. Due to Chinese Universal not completing the purchase in accordance with the agreement, the Company recorded the deposit as other income.

NOTE 5 — NOTE PAYABLE

Note payable consists of monies advanced to the Company for working capital purposes from a stockholder. The note is due on demand. The Company has made several attempts to pay off the note payable over the past several years without success. As a result, the Company has stopped accruing interest at 12% on the note. At December 31, 2001 and 2000, the note payable totaled $25,000, plus accrued interest of $12,675, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 6 — INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax asset:
Net operating loss carryforward	$5,924,000	$5,132,000
Expenses recognized for granting of options and warrants	283,000	141,000

Total gross deferred tax asset	6,207,000	5,273,000
Less valuation allowance	(6,207,000)	(5,273,000)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $934,000 and $442,000 during the years ended December 31, 2001 and 2000, respectively. No current provision for income taxes for the years ended December 31, 2001 and 2000 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2001 and 2000 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2001	2000

Computed tax benefit at federal statutory rate	$(797,000)	$(370,000)
State income tax benefit, net of federal effect	(137,000)	(72,000)
Increase in valuation allowance	934,000	442,000
Other	800	800

	$800	$800

As of December 31, 2001 the Company had net operating loss carry forwards of approximately $16,300,000 and $5,500,000 for federal and state income tax reporting purposes, which expire at various dates through 2016 and 2006, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amounts as of December 31, 2001 and 2000.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 7 — COMMITMENTS

Operating Lease

The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expires on July 31, 2004 and requires monthly lease payments of $5,757 increasing up to a maximum of $6,373 over the term of the lease. Future minimum commitments under this lease agreement are as follows:

Years Ending December 31,

2002	$75,000
2003	77,000
2004	45,000

$197,000

Rent expense was approximately $79,000 and $60,000 for the years ended December 31, 2001 and 2000, respectively.

Litigation

The Company filed an action on January 8, 2002 in the United States District Court for the Central District of California against AcuVector Group, Inc. (“AcuVector”) for a determination that the Company’s ownership of the combination immunogene therapy technology acquired from Dr. Chang in August 2001 was free of any claim by AcuVector and that the Company was the sole owner of the U.S. patent application and intellectual property rights acquired from Dr. Chang (the “California case”). In response, AcuVector filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton (“Canadian case”) seeking substantial damages and injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief in the Canadian case seeks to establish that the license agreement is in effect. After being served with the Company’s complaint in the California case, AcuVector filed a motion to dismiss the complaint for lack of personal jurisdiction by the United States District Court in California over AcuVector in the California case, which motion is scheduled to be heard in late April, 2002. As the final outcome is not determinable, no accrual or loss relating to these actions is reflected in the accompanying financial statements.

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

Change in Control Severance Plan

On November 15, 2001, the board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director who may become entitled to benefits under the plan did not participate in the deliberations or vote to approve the plan.

The plan covers the persons who at any time during the 90-day period ending on the date of a change in control (as defined in the plan), are employed by the Company as Chief Executive Officer and/or President and are not party to a separate agreement which makes such person ineligible to participate in the plan. These persons become eligible for benefits under the plan if (1) (a) the Company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the Company for good reason (as defined in the plan) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs. These persons also become eligible for benefits under the plan if the person terminates employment with the Company for any reason during the one-month period commencing on the date six months following a change in control.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 7 — COMMITMENTS, continued

The plan requires the Company to make a cash payment in an amount equal to three hundred percent (300%) of the participant’s average total compensation over the prior three years preceding the change in control. If the Company’s auditors determine that the total payments made to a person result in an excise tax imposed by Internal Revenue Code §4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.

Immediately following a change in control, the Company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the Company.

Consulting Agreements

The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. Pursuant to the agreements, the Company will pay the consultants varying amounts of cash, options and/or stock for services rendered when capital amounts are raised. During 2001 and 2000, the Company raised capital pursuant to four of these agreements and paid $558,092 in cash and issued 241,800 shares of common stock (see Note 10).

Effective October 1, 1999, the Company entered into a one-year consulting agreement with its former president to review and analyze new technologies and supervise continued testing of existing products and such other services related to diagnostic technology as the Board of Directors may request for a monthly payment of not to exceed $4,800. The agreement was not renewed at expiration. The former president is now engaged on a month-to-month basis at $250 per hour as needed. For the years ended December 31, 2001 and 2000, $170,000 and $43,200 were paid, respectively.

On November 15, 2001, the Company entered into a consulting agreement to issue 200,000 shares of common stock for financial consulting services. 33,333 shares of common stock were issued on each of December 15, 2001 and January 16, 2002 and these shares were valued at $75,083 and $56,383, respectively. On February 15, 2002, the Company issued the remaining 133,334 shares of common stock to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002 and the remaining shares of common stock will be expensed at each date the shares are earned based on the value on that date.

In December 2001, the Company entered into a consulting agreement with a consultant to provide investment banking and consulting services. The consultant will assist in the exercising and the sale of certain option and warrant holders’ shares to new investors. In addition, the consultant agreed to use its best efforts to cause a licensed broker-dealer to underwrite an offering of 3.75 million shares, including up to 1.5 million shares offered by selling stockholders, at an estimated price of $4.00 per share on a best efforts basis. This broker-dealer will receive commissions and warrants upon successful completion of the offering, as defined. Pursuant to the agreement, the Company paid an initial retainer of $25,000 and agreed to pay a monthly fee of $7,500 to the consultant for a period of six months beginning December 2001.

In December 2001, the Company entered into a consulting agreement with a third party to provide public relations consulting for a term of twelve months. Pursuant to the agreement, the Company is to pay a monthly retainer of $5,000 per month for these services, 25,000 shares were issued in January 2002, and the Company is obligated to issue up to an additional 75,000 shares of the Company’s common stock under the agreement. The Company paid the first three months in advance at the time of executing the agreement.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 7 — COMMITMENTS, continued

Licensing Agreements

The Company has an agreement to make eighteen monthly payments of $750 to JGT, an unrelated third party, commencing October 1998, in addition to a royalty fee equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003. During 2001 and 2000 the Company paid or accrued $2,851 and $376, respectively, in connection with this agreement.

NOTE 8 — STOCK OPTIONS

The Company has previously adopted the 1992 Stock Option Plan (the “1992 Plan”). Under the 1992 Plan, incentive stock options and nonqualified options may be granted to officers and key employees of the Company for the purchase of up to 13,113 shares of the Company’s common stock. Additionally, specific option grants may also be made. Expiration dates for the grants may not exceed 10 years from the date of grant. In October 1994, the Company terminated the 1992 Plan. However, 1,900 options (adjusted for reverse stock splits in 1999 and 1998) to purchase common stock were outstanding under the 1992 Plan and the Company elected not to cancel these options prior to their expiration dates through April 2002.

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted options to purchase 85,000 and 172,500 shares of the Company’s common stock under incentive stock option agreements in 2001 and 2000, respectively, and granted options to purchase 500,000 and 451,000 shares of the Company’s common stock under non-qualified stock option agreements in 2001 and 2000, respectively. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during 2001 and 2000 was $25,300 and $55,000, respectively. Additionally, $20,625 was recognized in both 2001 and 2000 for options issued in 1999 that vested through 2001.

The number of options available for grant under the 1999 Plan at December 31, 2001 and 2000 was 786,501 and 241,501, respectively.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 8 — STOCK OPTIONS, continued

The following is a status of the stock options outstanding at December 31, 2001 and 2000 and the changes during the years then ended:

	2001		2000

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	1,224,964	$2.03	601,964	$2.69
Granted	585,000	4.00	623,500	1.46
Expired/forfeited	(48,065)	(22.05)	(500)	(88.00)

Outstanding, end of year	1,761,899	$2.14	1,224,964	$2.03

Exercisable at end of year	1,756,899	$2.14	1,139,964	$2.13

Weighted average fair value of options granted		$2.53		$1.12

     The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Optioned	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$28.00 — 70.00	3,400	0.6	$43.38	3,400	$43.38
$4.00	585,000	4.7	4.00	585,000	4.00
$1.75 — 2.00	370,000	3.0	1.77	370,000	1.77
$1.00	251,000	3.8	1.00	251,000	1.00
$0.68	552,499	2.5	0.68	547,499	0.68

The fair value of each option granted during 2001 and 2000 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 24 percent and 110 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 4.8 percent and 6.5 percent, respectively, and (iv) expected life of five years and two years, respectively.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 8 — STOCK OPTIONS (continued)

Had compensation cost for the Company’s 2001 and 2000 options been determined consistent with SFAS 123, the Company’s net loss and net loss per share for the years ended December 31, 2001 and 2000 would approximate the pro forma amounts below:

	2001		2000

	As Reported	Pro Forma	As Reported	Pro Forma

Net loss	$(2,346,447)	$(3,067,947)	$(1,087,337)	$(1,759,162)

Basic and diluted loss per share	$(0.33)	$(0.43)	$(0.65)	$(1.01)

NOTE 9 — STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

During the year ended December 31, 2000, pursuant to a short-term note payable, the Company issued warrants to purchase 10,000 shares of the Company’s common stock, at an exercise price of $1.00 per share, with an estimated fair market value of $8,300 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123). The warrants vested on the date of grant and were exercisable through August 2001. During the year ended December 31, 2000, the Company recognized interest expense of $8,300 in the accompanying statement of operations.

During the year ended December 31, 2000, pursuant to a stock purchase agreement, the Company issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00. 100,000 shares were exercised and the remaining 200,000 are vested and are exercisable through May 31, 2003. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

During the year ended December 31, 2001, the Company issued 300,000 warrants for services for which the Company recognized expense of $265,000. These warrants are exercisable at prices ranging from $3.25 to $3.75. All these warrants were immediately exercisable and expire in August 2003.

The fair value of each warrant granted during 2001 and 2000 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 24 percent and 110 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 4.8 percent and 6.5 percent, respectively, and (iv) expected life of two years.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 9 — STOCK WARRANTS (continued)

The following represents a summary of the warrants outstanding for the years ended December 31, 2001 and 2000:

	2001		2000

				Weighted
		Weighted		Average
		Average		Exercise
	Shares	Exercise Price	Shares	Price

Outstanding, beginning of year	811,687	$0.70	511,687	$0.70
Granted	300,000	3.42	310,000	1.00
Expired/ forfeited	(750)	(32.00)	(10,000)	(1.00)
Exercised	(109,000)	(0.97)	—	—

Outstanding, end of year	1,001,937	$1.67	811,687	$0.70

Weighted average fair value of warrants granted		$0.88		$0.83

     The following table summarizes information about warrants outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Optioned	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$3.25 — 3.75	300,000	1.6	$3.42	300,000	$3.42
$1.00	200,000	1.4	1.00	200,000	1.00
$0.68	501,937	4.1	0.68	501,937	0.68

The outstanding warrants at December 31, 2001 are held by consultants and other service providers, stockholders, and current and former noteholders.

NOTE 10 — EQUITY

Preferred Stock

The Company’s Articles of Incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities as the Board of Directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of October 22, 1999, the Board of Directors designated 11,000 shares as Series A 8% convertible Preferred Stock (“Preferred A”). Each Preferred A had a liquidation preference of $500 per share plus accrued dividends and was convertible at any time into such number of fully paid and non-assessable shares of common stock as is determined by dividing the $500 plus the amount of any accrued and unpaid dividends by $2, the initial conversion price.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS — CONTINUED

For the Years Ended December 31, 2001 and 2000

NOTE 10 — EQUITY, continued

During 2000, the Company issued 405 shares of Preferred A, including 30 shares of preferred and 3,750 shares of common stock as finders’ fees, for aggregate cash consideration of $168,750 (net of issuance costs of $18,750). These shares of Preferred A were exchanged for 202,500 shares of Common Stock in December, 2000. As a result of this induced and beneficial conversion, the Company recorded a preferred stock dividend of $101,250 in the statement of stockholders’ equity during the year ended December 31, 2000. At December 31, 2001, the Company had no shares of preferred stock outstanding.

Common Stock

During the year ended December 31, 2000, the Company conducted a Regulation D, Rule 506 Offering of common stock for $1.00 per share. As part of this offering, the Company issued 1,211,650 shares of common stock (including 110,150 shares issued to consultants for services rendered) for net cash consideration of $937,017 (net of issuance costs of $164,483).

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

During the year ended December 31, 2001, the Company conducted a Regulation D, Rule 506 Offering of common stock for $1.75 per share. As part of this offering, the Company issued 1,582,600 shares of common stock (including 166,600 shares issued to consultants for services rendered) for net cash consideration of $2,230,200 (net of issuance costs of $247,800).

During the year ended December 31, 2001, the Company conducted a Regulation S Offering of common stock for $1.75 per share. As part of this offering, the Company issued 717,200 shares of common stock (including 65,200 shares issued to consultants for services rendered) for net cash consideration of $1,026,900 (net of issuance costs of $114,100).

Additional costs of funding for the 2001 offerings were $158,466 representing travel, legal and other fees in connection with the funding activities.

The Company also expended $27,727 in travel costs representing additional costs of funding in connection with raising future capital, which has been recorded as prepaid expense as at December 31, 2001. These costs will be netted against funds raised in any offering in 2002 or expensed if such offering does not occur.

During the year ended December 31, 2001, the Company issued 119,000 shares of common stock (including 10,000 shares issued to consultants for services rendered) in connection with the exercise of stock warrants for $96,120 (net of issuance costs of $10,000).

During the year ended December 31, 2001, the Company issued 378,833 shares of common stock valued at $934,393 (based on the market value on the date of grant) to consultants for services rendered.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2001 and 2000

NOTE 11 — EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	2001	2000

Numerator for basic and diluted earnings per share
Net loss before preferred dividend and extraordinary item charged to common shareholders	$(2,346,447)	$(1,087,337)
Preferred dividend on beneficial conversion of Preferred A Stock	—	(101,250)

Net loss	$(2,346,447)	$(1,188,587)

Denominator for basic and diluted earnings per share
Weighted average shares	7,030,478	1,837,293

Basic and diluted loss per share	$(0.33)	$(0.65)

NOTE 12 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company obtained financial consulting services from an entity controlled by a member of the board of directors. The Company paid $15,000 for these services, exclusive of expense reimbursements.

NOTE 13 — SUBSEQUENT EVENTS

On January 8, 2002, the board of directors approved the grant of 191,000 stock options to employees and directors. The options are fully vested at date of grant, have an exercise price of $2.25, and expire in five years. Also on January 18, 2002, the board of directors adopted a new 2002 Stock Option Plan, which reserves 1,000,000 shares of common stock for issuance under the plan.

See also Note 7 for a description of the issuances of shares of common stock to consultants in 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Part III

Incorporated by reference to the 2002 Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Index to Exhibits

Exhibit No.

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(2)
3.3	Certificate of Amendment(3)
4.1	Specimen of Common Stock Certificate(13)
4.2	Certificate of Designations(13)
9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(14)
10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)
10.2	Option for Marketing Rights between the Company and Biotech Marketing Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)
10.2(a)	Second Amendment between the Company and Biotech Marketing Group, Inc., dated February 4, 1991(2)
10.3	Agreement between the Company and AMDL Canada, Inc., dated January 21, 1992(2)
10.4	The Company’s 1988 Incentive Stock Option Plan(4)
10.5	The Company’s 1992 Stock Option Plan(2)
10.6	Research Agreement between the Company, The Alberta Cancer Board and AMDL Canada, Inc., dated September 10, 1991(2)
10.7	Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)
10.8	Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)
10.9	Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)
10.10	Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

Exhibit No.

10.11	Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)
10.12	Contract for Performance of Services between the Company and Glen R. Justice, M.D., dated May 15, 1991, as amended by letter dated May 26, 1992(2)
10.13	Contract for Performance of Services between the Company and Sally Ann Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)
10.14	Employment Agreement between the Company and Edward L. Stephen, D.V.M. dated January 15, 1993(5)
10.15	Employment Agreement between the Company and William M. Thompson III, M.D., dated February 22, 1993(5)
10.16	Employment Agreement between the Company and Harry Berk, dated March 10, 1993(5)
10.17	The Company’s 1994 Stock Option Plan (6)
10.18	Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)
10.19	Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993(6)
10.20	Employment Agreement between the Company and That T. Ngo, dated June 1, 1994(7)
10.21	Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994(7)
10.22	Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995(7)
10.23	Operating Agreement of ICD, L.L.C.(7)
10.24	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)
10.25	Sub-Lease Agreement between UniSyn Technologies, Inc., and the Company, dated February 1995, regarding the premises located at 14272 Franklin Avenue, Tustin, California(7)
10.26	Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994(7)
10.27	The Company’s Stock Bonus Plan(8)
10.28	Form of International Distribution Agreement of ICD, L.L.C.(8)
10.29	Employment Agreement between the Company and Harry Berk, dated January 1, 1996(8)
10.30	Form of Accrued Salary Payment Agreement between the Company and Various Employees and Former Employees dated September 20, 1996(9)
10.31	Employment Agreement between the Company and That T. Ngo, dated October 1, 1996(7)
10.32	Employment Agreement between the Company and Ronald J. Moore, dated October 23, 1996(9)
10.33	Employment Agreement between the Company and Harry Berk, dated January 1, 1997(9)

Exhibit No.

10.34	Employment Agreement between the Company and Donald C. Swanson, dated May 5, 1997(10)
10.35	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(10)
10.36	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(11)
10.37	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(11)
10.38	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)
10.39	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)
10.40	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(11)
10.41	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (11)
10.42	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)
10.43	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)
10.44	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(12)
10.45	The Company’s 1999 Stock Option Plan(12)
10.46	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(12)
10.47	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(12)
10.48	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(12)
10.49	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(12)
10.50	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(12)
10.51	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(12)
10.52	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(12)
10.53	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(12)
10.54	Employment Agreement of Gary L. Dreher dated November 23, 1999(13)
10.55	Consulting Agreement with That T. Ngo dated October 1, 1999(13)
10.56	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(13)

Exhibit No.

10.57	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(14)
10.58	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(14)
10.59	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(14)
10.60	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(14)
10.61	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(14)
10.62	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(15)
10.63	Executive Management Change in Control Severance Plan

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1992.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1994.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(13)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(15)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

21.1	Subsidiaries

Not Applicable.

SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, INC.

By:	/s/ Gary L. Dreher Gary L. Dreher President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher Gary L. Dreher	President and Chief Executive Officer and Director (principal executive officer)	March 19, 2002

/s/ Arthur S. Rosten Arthur S. Rosten	Chief Financial Officer (principal financial and accounting officer)	March 19, 2002

/s/ William M. Thompson William M. Thompson III, M.D.	Chairman of the Board	March 19, 2002

/s/ Edward R. Arquilla Edward R. Arquilla, M.D.	Director	March 19, 2002

/s/ Douglas C. MacLellan Douglas C. MacLellan	Director	March 19, 2002

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(2)
3.3	Certificate of Amendment(3)
4.1	Specimen of Common Stock Certificate(13)
4.2	Certificate of Designations(13)
9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(14)
10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)
10.2	Option for Marketing Rights between the Company and Biotech Marketing Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)
10.2(a)	Second Amendment between the Company and Biotech Marketing Group, Inc., dated February 4, 1991(2)
10.3	Agreement between the Company and AMDL Canada, Inc., dated January 21, 1992(2)
10.4	The Company’s 1988 Incentive Stock Option Plan(4)
10.5	The Company’s 1992 Stock Option Plan(2)
10.6	Research Agreement between the Company, The Alberta Cancer Board and AMDL Canada, Inc., dated September 10, 1991(2)
10.7	Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)
10.8	Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)
10.9	Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)
10.10	Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

Exhibit No.

10.11	Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)
10.12	Contract for Performance of Services between the Company and Glen R. Justice, M.D., dated May 15, 1991, as amended by letter dated May 26, 1992(2)
10.13	Contract for Performance of Services between the Company and Sally Ann Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)
10.14	Employment Agreement between the Company and Edward L. Stephen, D.V.M. dated January 15, 1993(5)
10.15	Employment Agreement between the Company and William M. Thompson III, M.D., dated February 22, 1993(5)
10.16	Employment Agreement between the Company and Harry Berk, dated March 10, 1993(5)
10.17	The Company’s 1994 Stock Option Plan (6)
10.18	Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)
10.19	Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993(6)
10.20	Employment Agreement between the Company and That T. Ngo, dated June 1, 1994(7)
10.21	Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994(7)
10.22	Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995(7)
10.23	Operating Agreement of ICD, L.L.C.(7)
10.24	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)
10.25	Sub-Lease Agreement between UniSyn Technologies, Inc., and the Company, dated February 1995, regarding the premises located at 14272 Franklin Avenue, Tustin, California(7)
10.26	Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994(7)
10.27	The Company’s Stock Bonus Plan(8)
10.28	Form of International Distribution Agreement of ICD, L.L.C.(8)
10.29	Employment Agreement between the Company and Harry Berk, dated January 1, 1996(8)
10.30	Form of Accrued Salary Payment Agreement between the Company and Various Employees and Former Employees dated September 20, 1996(9)
10.31	Employment Agreement between the Company and That T. Ngo, dated October 1, 1996(7)
10.32	Employment Agreement between the Company and Ronald J. Moore, dated October 23, 1996(9)
10.33	Employment Agreement between the Company and Harry Berk, dated January 1, 1997(9)

Exhibit No.

10.34	Employment Agreement between the Company and Donald C. Swanson, dated May 5, 1997(10)
10.35	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(10)
10.36	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(11)
10.37	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(11)
10.38	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)
10.39	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)
10.40	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(11)
10.41	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (11)
10.42	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)
10.43	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)
10.44	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(12)
10.45	The Company’s 1999 Stock Option Plan(12)
10.46	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(12)
10.47	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(12)
10.48	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(12)
10.49	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(12)
10.50	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(12)
10.51	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(12)
10.52	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(12)
10.53	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(12)
10.54	Employment Agreement of Gary L. Dreher dated November 23, 1999(13)
10.55	Consulting Agreement with That T. Ngo dated October 1, 1999(13)
10.56	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(13)

Exhibit No.

10.57	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(14)
10.58	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(14)
10.59	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(14)
10.60	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(14)
10.61	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(14)
10.62	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(15)
10.63	Executive Management Change in Control Severance Plan

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1992.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1994.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(13)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.