Form 10QSB
period 2002-03-31
AMDL INC
filed 2002-05-10
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes   X             No

     As of May 10, 2002 the Company had 8,683,324 shares of its $.001 par value common stock issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,710,981	$2,929,833
Accounts receivable	10,371	10,287
Inventories	82,375	79,466
Prepaid expenses	102,936	27,727

Total current assets	1,906,663	3,047,313
Intellectual property, net	1,933,333	1,958,333
Fixed assets, net	39,061	15,000
Other assets	5,758	5,758

	$3,884,815	$5,026,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$125,919	$126,416
Accrued payroll and related expenses	51,651	85,778
Customer deposits	5,800	5,800
Notes payable	25,000	25,000

Total current liabilities	208,370	242,994
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,201,656 and 8,076,657 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	8,202	8,077
Additional paid in capital	22,101,372	21,831,200
Accumulated deficit	(18,433,129)	(17,055,867)

Total stockholders’ equity	3,676,445	4,783,410

	$3,884,815	$5,026,404

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Product sales	$30,745	$44,230
Licensing	—	15,517

	30,745	59,747
Cost of sales	15,294	14,463

Gross profit	15,451	45,284
Operating expenses:
Research and development	149,397	22,127
General and administrative	1,253,788	501,756

	1,403,185	523,883

Loss from operations	(1,387,734)	(478,599)
Other income:
Interest income	10,472	18,632

Net loss	$(1,377,262)	$(459,967)

Basic and diluted loss per share	$(0.17)	$(0.09)

Weighted average shares outstanding	8,141,471	5,349,357

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,377,262)	$(459,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,603	—
Fair market value of common stock issued for services	270,297	131,200
Fair market value of warrants and options issued for services	—	5,156
Changes in operating assets and liabilities:
Accounts receivable, net	(84)	(6,332)
Prepaid expenses	(9,800)	—
Inventories	(2,909)	3,285
Accounts payable and accrued expenses	(497)	(112,539)
Accrued payroll and related expenses	(34,127)	(5,303)
Deferred revenue	—	(15,517)

Net cash used in operating activities	(1,127,779)	(460,017)

Cash flows from investing activities:
Purchases of equipment	(25,664)	—

Net cash used in investing activities	(25,664)	—

Cash flows from financing activities:
Stock subscription receivable	—	2,000,000
Proceeds from issuance of common stock, net of offering costs of $4,375 in 2001	—	39,375
Offering costs paid in advance for monies raised	(65,409)	(82,622)

Net cash (used in) provided by financing activities	(65,409)	1,956,753

Net change in cash	(1,218,852)	1,496,736
Cash at beginning of period	2,929,833	1,241,360

Cash at end of period	$1,710,981	$2,738,096

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2002 and 2001

NOTE 1 — MANAGEMENT’S REPRESENTATION

The financial statements included herein have been prepared by AMDL, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB. The interim results are not necessarily indicative of the results for the full year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

The Company’s revenue from product sales derived from its operations is small. However, the Company believes that its current cash position of $1,710,981 at March 31, 2002 is sufficient to fund its operations and working capital requirements through at least December 31, 2002.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2002 and 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Product sales revenue is recognized upon shipment of products to customers. Licensing revenue is recognized ratably over the term of each respective agreement.

Segments of an Enterprise and Related Information

During the three months ended March 31, 2002, approximately 44% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 40% of total sales, or 91% of foreign sales. During the three months ended March 31, 2001, approximately 78% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 64% of total sales, or 82% of foreign sales and customers in the United Kingdom accounted for approximately 14% of total sales, or 18% of foreign sales. The Company currently operates in one segment.

NOTE 3 — STOCK ISSUANCES

On November 15, 2001, we authorized the issuance of 200,000 shares of our common stock to a consultant for services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the trading price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002 and the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002. The remaining shares will be expensed on the dates the shares are earned in the same manner.

On January 22, 2002, the Company issued 25,000 shares of common stock to a consultant for services rendered in connection with the raising of capital. The shares were charged to equity as cost of funding.

During the three months ended March 31, 2002 the Company expended $65,409 in fees, travel and other costs representing additional costs of funding in connection with raising capital, which has been recorded as prepaid expense. As of March 31, 2002 a total of $93,136 of expenses relating to raising future capital are recorded as prepaid expenses in the accompanying balance sheet. These costs will be netted against funds raised in 2002 in new offerings or expensed if funding does not occur.

NOTE 4 — STOCK OPTIONS

The Company has a 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. 191,000 options were granted under the 1999 Plan during the three months ended March 31, 2002 to employees and directors. All options granted have an exercise price equal to the fair market value at the date of grant, vested upon grant and expire in five years. No stock option expense was recognized in the statement of operations during the three months ended March 31, 2002.

On January 25, 2002, subject to shareholder approval, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers and employees of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2002 and 2001

NOTE 4 — STOCK OPTIONS (continued)

not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 2002 Plan terminates on January 24, 2012. No options were granted under the 2002 Plan during the three months ended March 31, 2002.

NOTE 5 — SUBSEQUENT EVENTS

On April 15, 2002, the Company recognized the value of 33,334 shares of common stock of $83,585 (based on the market price on the date of release) issued to a consultant for services rendered. The remaining 33,334 shares are scheduled to be released on May 15, 2002 (see Note 3)

On April 25, 2002, the Company issued 380,000 common shares upon exercise of an aggregate of 380,000 previously outstanding warrants and options at $0.68 per share. The Company received gross proceeds of $258,400.

On May 3, 2002, the Company issued 35,000 shares of common stock to a consultant for services rendered in connection with the raising of capital. The shares were charged to equity as cost of funding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets decreased from $5,026,404 at December 31, 2001 to $3,884,815 at March 31, 2002. The decrease is a result of cash used for research and development and operations and funding activities.

Our total outstanding indebtedness decreased to $208,370 at March 31, 2002 as compared to $242,994 at December 31, 2001. The decrease resulted from cash used to pay accrued payroll at March 31, 2002.

From December 31, 2001 to March 31, 2002, our cash and cash equivalents decreased by $1,218,852 as a result of (i) expenditures for research and development, including $76,890 for research studies, (ii) operations, including investor relations costs of $374,463 and (iii) expenditures for prepaid funding costs of $65,409. As of May 1, 2002, cash is being depleted at the rate of approximately $175,000 per month.

The Company is seeking to raise up to $7,500,000 in an offering of securities in 2002. Through March 31, 2002 the Company has expended a total of $93,136 in costs related to its funding activities. There is no assurance that the Company will be successful in these efforts. In addition, we expect to receive some additional cash from product sales, although no definitive orders or commitments have been received in any significant quantity. There is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

We do not anticipate any significant changes in the number of administrative employees; however, we may seek to add one or more additional marketing or manufacturing employees to further our efforts to distribute and manufacture our products.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

During the three months ended March 31, 2002, the Company generated $30,745 from product sales compared to revenues from product sales for the three months ended March 31, 2001 of $44,230. The decrease in product sales is due to the failure of our former distributor in Asia to purchase DR-70® pursuant to the terms of the agreement that we terminated in December 2001. A new distributor in Taiwan and Hong Kong was appointed in December 2001 and placed initial orders in February 2002. In the three months ended March 31, 2001, we also recorded licensing revenues of $15,517 related to the terminated agreement with the former distributor. The Company’s gross profit on product sales was 50.3% for the three months ended March 31, 2002 compared to 67.3% for the prior year period. The decrease in gross profit is the result of lower sales of DR-70® and higher sales of OEM products in the first quarter of the current year over the prior year. Research and development expenses for the three months ended March 31, 2002 were $149,397 as compared to $22,127 for the three months ended March 31, 2001. The increase of $127,270 was primarily a result of research studies costing $76,891 and the increased cost of services provided by our principal consultant in the amount of $50,500. General and administrative expenses increased by $752,032 from $501,756 for the three months ended March 31, 2001 to $1,253,788 for the three months ended March 31, 2002 primarily as a result of increases of: (i) legal fees of $106,336; (ii) investor relations costs of $239,094; and (iii) consulting expenses of $341,070, including non-cash compensation of $270,297 for stock issued for services. As a result of the above, in the three months ended March 31, 2002, the Company’s net loss was $1,377,262 or $(0.17) per share compared to a net loss of $459,967 or $(0.09) per share for the same period in the prior year.

Forward Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company’s products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company’s management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Inapplicable.

Item 2. Changes in Securities and Use of Proceeds.

On November 15, 2001, we authorized the issuance of 200,000 shares of our common stock to a consultant for services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the closing price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002 and the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002. The remaining shares will be expensed on the dates the shares are earned in the same manner. These shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

On January 22, 2002, the Company issued 25,000 shares of common stock to a consultant for services rendered in connection with the raising of capital. The shares were charged to equity as cost of funding. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

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

AMDL, Inc.

Dated: May 10, 2002	By:	/S/ Gary L. Dreher

GARY L. DREHER, President