Form 10QSB
period 2002-06-30
AMDL INC
filed 2002-08-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [X]        No [   ]

      As of August 9, 2002 the Company had 8,749,990 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,347,188	$2,929,833
Accounts receivable	22,404	10,287
Inventories	99,227	79,466
Prepaid expenses	3,604	27,727

Total current assets	1,472,423	3,047,313
Intellectual property, net	1,908,333	1,958,333
Fixed assets, net	36,564	15,000
Other assets	5,758	5,758

	$3,423,078	$5,026,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$201,676	$126,416
Accrued payroll and related expenses	73,529	85,778
Customer deposits	5,800	5,800
Notes payable	25,000	25,000

Total current liabilities	306,005	242,994
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,716,657 and 8,076,657 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	8,716	8,077
Additional paid in capital	22,672,496	21,831,200
Accumulated deficit	(19,564,139)	(17,055,867)

Total stockholders’ equity	3,117,073	4,783,410

	$3,423,078	$5,026,404

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product sales	$43,062	$52,359	$73,807	$96,589
Licensing	—	15,517	—	31,034

	43,062	67,876	73,807	127,623
Cost of sales	18,772	24,159	34,066	38,623

Gross profit	24,290	43,717	39,741	89,000
Operating expenses:
Research and development	91,361	39,935	240,758	62,063
Non-cash consulting	317,690	728,110	587,987	869,623
General and administrative	752,498	259,702	1,735,988	619,943

	1,161,549	1,027,747	2,564,733	1,551,629

Loss from operations	(1,137,259)	(984,030)	(2,524,992)	(1,462,629)
Other income:
Interest income	6,249	40,087	16,720	58,719

Net loss	$(1,131,010)	$(943,943)	$(2,508,272)	$(1,403,910)

Basic and diluted loss per share	$(0.13)	$(0.14)	$(0.30)	$(0.23)

Weighted average shares outstanding	8,549,752	6,650,395	8,346,740	6,003,470

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,508,272)	$(1,403,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,100	689
Fair market value of common stock issued for services	587,987	859,310
Fair market value of warrants and options issued for services	—	10,313
Changes in operating assets and liabilities:
Accounts receivable, net	(12,118)	(5,117)
Prepaid expenses	24,123	—
Inventories	(19,761)	2,486
Accounts payable and accrued expenses	75,260	(92,013)
Accrued payroll and related expenses	(12,249)	(9,155)
Deferred revenue	—	(31,034)

Net cash used in operating activities	(1,810,930)	(668,431)

Cash flows from investing activities:
Purchases of equipment	(25,664)	(13,945)

Net cash used in investing activities	(25,664)	(13,945)

Cash flows from financing activities:
Proceeds from exercise of warrants and options, net of costs of $4,451 in 2002	253,949	—
Proceeds from issuance of common stock, net of offering costs of $530,366 in 2001	—	5,188,634

Net cash provided by financing activities	253,949	5,188,634

Net change in cash	(1,582,645)	4,506,258
Cash at beginning of period	2,929,833	1,241,360

Cash at end of period	$1,347,188	$5,747,618

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2002 and 2001

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

The Company’s revenue from product sales derived from its operations is small. However, the Company believes that its current cash position of $1,347,188 at June 30, 2002 is sufficient to fund its operations and working capital requirements through at least December 31, 2002.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2002 and 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Product sales revenue is recognized upon shipment of products to customers. Licensing revenue is recognized ratably over the term of each respective agreement.

Segments of an Enterprise and Related Information

During the three months ended June 30, 2002, approximately 25% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 25% of total sales, or 100% of foreign sales. During the three months ended June 30, 2001, approximately 38% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 13% of total sales, or 34% of foreign sales and customers in the United Kingdom accounted for approximately 22% of total sales, or 59% of foreign sales. During the six months ended June 30, 2002, approximately 31% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 30% of total sales, or 96% of foreign sales. During the six months ended June 30, 2001, approximately 55% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 36% of total sales, or 65% of foreign sales and customers in the United Kingdom accounted for approximately 18% of total sales, or 33% of foreign sales. The Company currently operates in one segment.

Reclassifications

Certain reclassifications were made to the prior period amounts, in order to conform with current period presentation.

NOTE 3 — STOCK ISSUANCES

On November 15, 2001, the Company authorized the issuance of 200,000 shares of our common stock to a consultant for services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the trading price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585 was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085 was charged to consulting expense in May 2002.

On January 22, 2002, the Company issued 25,000 shares of common stock to a consultant for services rendered in connection with the raising of capital. These shares were valued at $57,375, based upon the trading price of our common stock on the date of issue. The value of the shares was initially charged to equity as cost of funding and subsequently expensed as aborted offering costs as of June 30, 2002.

On April 25, 2002, the Company issued 380,000 shares of common stock upon exercise of an aggregate of 380,000 previously outstanding warrants and options at $0.68 per share. The Company received gross proceeds of $258,400 and paid direct expenses of $4,451. The shares were registered on Form S-3 under the Securities Act of 1933, as amended.

On May 3, 2002, the Company issued 35,000 shares of common stock for consulting services rendered in connection with the raising of capital. These shares were valued at $81,812, based upon the trading price of our common stock on the date of issue. The value of the shares was expensed as aborted offering costs.

On May 10, 2002, the Company authorized the issuance of 66,666 shares of common stock to a consultant for services to be rendered over the two-month period ending July 15, 2002. The Company issued 33,333 shares to the consultant for services through June 15, 2002. These shares were valued at $36,833, based upon the trading price of our common stock on that date, and charged to consulting expense. The remaining 33,333 shares will be expensed in the same manner, when earned.

NOTE 4 — STOCK OPTIONS

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2002 and 2001

The Company has a 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. 241,000 options were granted under the 1999 Plan during the six months ended June 30, 2002 to employees and directors. All options granted have an exercise price equal to the fair market value at the date of grant, vested upon grant and expire in five years. No stock option expense was recognized in the statement of operations during the six months ended June 30, 2002.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 2002 Plan terminates on January 24, 2012.

NOTE 5 — SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company issued 33,333 shares of common stock to a consultant for services rendered in July 2002 which were valued at $17,000, based upon the trading price of our common stock on that date, and charged to consulting expense. (see Note 3)

No options were granted under the 2002 Plan during the six months ended June 30, 2002; however, options to purchase 755,000 shares were granted primarily to employees and directors under the 2002 Plan on July 24, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets decreased from $5,026,404 at December 31, 2001 to $3,423,078 at June 30, 2002. The decrease is a result of cash used for research and development and operations and funding activities.

From December 31, 2001 to June 30, 2002, our cash and cash equivalents decreased by $1,582,645 as a result of (i) expenditures for research and development, including $89,871 for research studies, (ii) operations, including investor relations costs of $401,476, (iii) legal fees of $214,108 and (iv) aborted offering costs of $126,373. As of August 1, 2002, cash is being depleted at the rate of approximately $210,000 per month.

As of August 1, 2002, the Company entered into an Advisory Agreement with Joseph Gunnar & Co., LLC (“JGUN”) to provide investment banking and related services to the Company. The Company pays JGUN $10,000 per month for its services plus JGUN will receive additional compensation for raising capital or effecting a merger or other similar corporate transactions. The Company is seeking to raise up to $1,500,000 through JGUN prior to October 31, 2002. The net proceeds will be principally applied to the efforts to obtain FDA approval to market DR-70® in the United States and general corporate needs. Through June 30, 2002 the Company has expended a total of $154,100 in costs related to prior funding activities. There is no assurance that the Company will be successful in these efforts. In addition, we expect to receive some additional cash from product sales, although no definitive orders or commitments have been received in any significant quantity. There is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

We do not anticipate any significant changes in the number of administrative employees; however, we may seek to add one or more additional marketing or manufacturing employees to further our efforts to distribute and manufacture our products.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

During the three months ended June 30, 2002, the Company generated $43,062 from product sales compared to revenues from product sales for the three months ended June 30, 2001 of $52,359. The continued low level of sales is disappointing to management of the Company. The new distributor in Taiwan and Hong Kong and the distributors in the United Kingdom are still experiencing initial market acceptance issues, including the effects of delayed government participation and/or approval. In addition, the Company has not concluded any material new distribution agreements this year. In the three months ended June 30, 2001, we also recorded licensing revenues of $15,517 related to the terminated agreement with the former distributor. The Company’s gross profit on product sales was 56.4% for the three months ended June 30, 2002 compared to 53.8% for the prior year period. Research and development expenses for the three months ended June 30, 2002 were $91,361 as compared to $39,935 for the three months ended June 30, 2001. The increase of $51,426 was primarily a result of research studies costing $12,982 and the increased cost of services provided by our principal consultant in the amount of $36,214. General and administrative expenses, excluding non-cash amounts of $317,690 in the three months ended June 30, 2002, increased by $492,796 from $259,702 for the three months ended June 30, 2001 to $752,498 for the three months ended June 30, 2002 primarily as a result of increases of: (i) compensation costs of $84,740; (ii) the write-off of aborted offering costs of $158,311 (excluding non-cash compensation for services of $139,188) related to fundraising activities; and (iii) stock exchange fees of $81,500. As a result of the above, in the three months ended June 30, 2002, the Company’s net loss was $1,131,010 or $(0.13) per share compared to a net loss of $943,943 or $(0.14) per share for the same period in the prior year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

During the six months ended June 30, 2002, the Company generated $73,807 from product sales compared to revenues from product sales for the six months ended June 30, 2001 of $96,589. The continued low level of sales is disappointing to management of the Company. The new distributor in Taiwan and Hong Kong and the distributors in the United Kingdom are still experiencing initial market acceptance issues, including the effects of delayed government participation and/or approval. In addition, the Company has not concluded any material new distribution agreements this year. In the six months ended June 30, 2001, we also recorded licensing revenues of $31,034 related to the terminated agreement with the former distributor. The Company’s gross profit on product sales was 53.8% for the six months ended June 30, 2002 compared to 60.0% for the prior year period. The decrease in gross profit is the result of lower sales of DR-70® and higher sales of OEM products in the first half of the current year over the prior year. Research and development expenses for the six months ended June 30, 2002 were $240,758 as compared to $62,063 for the six months ended June 30, 2001. The increase of $178,695 was primarily a result of research studies costing $89,871 and the increased cost of services provided by our principal consultant in the amount of $86,714. General and administrative expenses, excluding non-cash amounts of $587,987 in the six months ended June 30, 2002, increased by $1,116,045 from $619,943 for the six months ended June 30, 2001 to $1,735,988 for the six months ended June 30, 2002 primarily as a result of increases of: (i) legal fees of $124,629; (ii) the write-off of aborted offering costs of $158,311 (excluding non-cash compensation for services of $139,188) related to fundraising activities; and (iii) investor relations and consulting costs of $274,498. As a result of the above, in the six months ended June 30, 2002, the Company’s net loss was $2,508,273 or $(0.30) per share compared to a net loss of $1,403,910 or $(0.23) per share for the same period in the prior year.

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

      Inapplicable. (see 6b below)

Item 2. Changes in Securities and Use of Proceeds.

On November 15, 2001, the Company authorized the issuance of 200,000 shares of our common stock to a consultant for services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the closing price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585 was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085 was charged to consulting expense in May 2002. These shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

On January 22, 2002, the Company issued 25,000 shares of common stock to a consultant for services rendered in connection with a plan to raise additional capital. These shares were valued at $57,375, based upon the trading price of our common stock on the date of issue. The shares were initially charged to equity as cost of funding and subsequently expensed as aborted offering costs as of June 30, 2002. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

On May 3, 2002, the Company issued 35,000 shares of common stock for consulting services rendered in connection with a plan to raise additional capital. These shares were valued at $81,812, based upon the trading price of our common stock on the date of issue. The value of the shares was expensed as aborted offering costs. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 3. Defaults Upon Senior Securities.

      Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders of the Company, held May 10, 2002, the stockholders elected five directors of the Company to serve for one year terms or until their successors are duly elected and qualify as follows:

Nominee/Director	Votes for	Votes withheld

Gary L. Dreher	4,395,676	9,222
Douglas C. MacLellan	4,395,711	9,187
William M. Thompson III, M.D.	4,395,711	9,187
Edward R. Arquilla, M.D.	4,395,711	9,187
Marvin E. Rosenthale	4,395,711	9,187

The stockholders also approved the adoption of the 2002 Stock Option Plan by a vote of 2,924,788 shares in favor, 29,604 shares opposed and 451,098 shares abstained from voting.

Item 5. Other Information.

      Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. §135 of Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. §135 of Chief Financial Officer

b)	Reports on Form 8-K

On April 26, 2002, the Company filed a Form 8-K to report the court’s ruling on the motion by AcuVector Group, Inc. that the United States District Court in California did not have jurisdiction over the matter. The ruling in no way decided the case on its merits.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: August 9, 2002	By:	/s/ Gary L. Dreher

GARY L. DREHER, President