Form 10QSB
period 2002-09-30
AMDL INC
filed 2002-11-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes     X            No

     As of November 12, 2002 the Company had 8,749,990 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$760,999	$2,929,833
Accounts receivable	18,183	10,287
Inventories	102,964	79,466
Prepaid expenses	27,333	27,727

Total current assets	909,479	3,047,313

Intellectual property, net	1,883,333	1,958,333
Fixed assets, net	34,067	15,000
Other assets	5,758	5,758

	$2,832,637	$5,026,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$122,269	$126,416
Accrued payroll and related expenses	76,158	85,778
Customer deposits	5,800	5,800
Notes payable	25,000	25,000

Total current liabilities	229,227	242,994

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,749,990 and 8,076,657 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	8,750	8,077
Additional paid in capital	22,696,862	21,831,200
Accumulated deficit	(20,102,202)	(17,055,867)

Total stockholders’ equity	2,603,410	4,783,410

	$2,832,637	$5,026,404

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product sales	$20,748	$30,515	$94,554	$127,102
Licensing	—	15,517	—	46,552

	20,748	46,032	94,554	173,654
Cost of sales	10,144	12,728	44,209	51,351

Gross profit	10,604	33,304	50,345	122,303
Operating expenses:
Research and development	69,247	49,140	310,005	111,203
Non-cash consulting	24,400	—	612,387	859,310
General and administrative	459,101	535,225	2,195,089	1,165,481

	552,748	584,365	3,117,481	2,135,994

Loss from operations	(542,144)	(551,061)	(3,067,136)	(2,013,691)
Other income:
Other income	—	200,000	—	200,000
Interest income	4,081	50,802	20,801	109,523

	4,081	250,802	20,801	309,523

Net loss	$(538,063)	$(300,259)	$(3,046,335)	$(1,704,168)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.36)	$(0.25)

Weighted average shares outstanding	8,744,862	8,034,911	8,480,802	6,688,058

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,046,335)	$(1,704,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,596	1,689
Fair market value of common stock issued for services	604,987	859,310
Fair market value of warrants and options issued for services	7,400	40,769
Changes in operating assets and liabilities:
Accounts receivable, net	(7,896)	13,150
Prepaid expenses	394	—
Inventories	(23,498)	(8,090)
Accounts payable and accrued expenses	(4,147)	(167,311)
Accrued payroll and related expenses	(9,620)	12,881
Customer deposits	—	44,460
Deferred revenue	—	(46,552)

Net cash used in operating activities	(2,397,119)	(953,862)

Cash flows used in investing activities:
Purchase of intellectual property	—	(2,000,000)
Purchases of equipment	(25,664)	(17,690)

Net cash used in investing activities	(25,664)	(2,017,690)

Cash flows from financing activities:
Proceeds from exercise of warrants and options, net of costs of $4,451 in 2002	253,949	—
Cash received from stock subscription receivable	—	2,000,000
Proceeds from issuance of common stock, net of offering costs of $530,366 in 2001	—	3,194,754

Net cash provided by financing activities	253,949	5,194,754

Net change in cash	(2,168,834)	2,223,202
Cash at beginning of period	2,929,833	1,241,360

Cash at end of period	$760,999	$3,464,562

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2002 and 2001

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is primarily engaged in the commercial development of, and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70®) to detect the presence of lung and other types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.

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

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

The Company is subject to the risk of failure in maintaining its current regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The Company’s revenue from product sales derived from its operations is small. Accordingly, the Company believes that its current cash position of $760,999 at September 30, 2002 is sufficient to fund its operations and working capital requirements through at least December 31, 2002.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2002 and 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Product sales revenue is recognized upon shipment of products to customers. Licensing revenue is recognized ratably over the term of each respective agreement.

Segments of an Enterprise and Related Information

During the three months ended September 30, 2002, approximately 2% of our sales were to customers in foreign countries. Customers in the United Kingdom accounted for approximately 2% of total sales, or 100% of foreign sales. During the three months ended September 30, 2001, approximately 38% of our sales were to customers in foreign countries. Customers in the United Kingdom accounted for approximately 21% of total sales, or 55% of foreign sales, and customers in Taiwan accounted for approximately 15% of total sales, or 39% of foreign sales. During the nine months ended September 30, 2002, approximately 25% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 24% of total sales, or 95% of foreign sales. During the nine months ended September 30, 2001, approximately 52% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 31% of total sales, or 59% of foreign sales and customers in the United Kingdom accounted for approximately 19% of total sales, or 36% of foreign sales. The Company currently operates in one segment.

Reclassifications

Certain reclassifications were made to the prior period amounts, in order to conform with current period presentation.

NOTE 3 — STOCK ISSUANCES

On November 15, 2001, the Company authorized the issuance of 200,000 shares of our common stock to a consultant for services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the trading price of our common stock on the date of issuance. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585 was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085 was charged to consulting expense in May 2002.

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

On May 10, 2002, the Company authorized the issuance of 66,666 shares of common stock to a consultant for services to be rendered over the two-month period ending July 15, 2002. The Company issued 33,333 shares to the

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2002 and 2001

NOTE 3 — STOCK ISSUANCES (continued)

consultant for services through June 15, 2002. These shares were valued at $36,833, based upon the trading price of our common stock on that date, and charged to consulting expense. On July 17, 2002, the Company issued 33,333 shares of common stock to the consultant for services rendered through July 15, 2002 which were valued at $17,000, based upon the trading price of our common stock on that date, and charged to consulting expense.

NOTE 4 — STOCK OPTIONS

The Company has a 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. All options granted have an exercise price equal to the fair market value at the date of grant, vested upon grant and expire in five years. 241,000 options were granted under the 1999 Plan during the nine months ended September 30, 2002 to employees and directors. No stock option expense was recognized in the statement of operations in respect of the 1999 Plan during the nine months ended September 30, 2002. No further options are available for grant under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. On July 24, 2002, 755,000 options were granted under the 2002 Plan to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 10 years. In accordance with SFAS 123, the Company recognized $7,400 of non-cash consulting expense related to the options issued to the consultant.

NOTE 5 — SUBSEQUENT EVENTS

On October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. As of November 12, 2002, no shares have been sold in the Regulation S Offering.

Also on October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to a consultant for investor relations consulting services to be rendered thereafter on a month to month basis. As of November 12, 2002, no services have been rendered by the consultant and no shares have been issued.

On October 24, 2002, the board of directors authorized the issuance of 40,000 shares of common stock to a consultant for financial and investor relations consulting services in Europe. The consulting agreement provides for the shares to be held in escrow for a period of one year with delivery contingent on the Company’s satisfaction with the services. As of November 12, 2002, the consulting agreement has not been consummated and no shares have been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets decreased from $5,026,404 at December 31, 2001 to $2,832,637 at September 30, 2002. The decrease is a result of cash used for research and development and losses incurred in operations.

From December 31, 2001 to September 30, 2002, our cash and cash equivalents decreased by $2,168,834 as a result of (i) expenditures for research and development, including $109,653 for research studies, (ii) operations, including investor relations costs of $401,476, (iii) legal fees of $253,095 and (iv) aborted offering costs of $130,584. As of November 1, 2002, cash is being depleted at the rate of approximately $160,000 per month, excluding scheduled clinical trials costs of $70,000 through December 31, 2002.

The Company is currently conducting an offering in Europe under Regulation S (“Regulation S Offering”) for the offer and sale of up to 1,575,000 shares of common stock at 70% of the current market price, subject to a floor price of $.35 per share. No shares have been sold as of November 12, 2002 in the Regulation S Offering. There is no assurance that the Company will be successful in the Regulation S Offering or will receive any net proceeds from the Regulation S Offering or any other future equity offering. In addition, we expect to receive some additional cash from product sales, although no definitive orders or commitments have been received in any significant quantity. There is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis.

We do not anticipate any significant changes in the number of employees.

Critical Accounting Policies

The Company’s Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable, (ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of goodwill and other intangibles, (v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

During the three months ended September 30, 2002, the Company generated $20,748 from product sales compared to revenues from product sales for the three months ended September 30, 2001 of $30,515. The continued low level of sales is disappointing to management of the Company. The new distributor in Taiwan and Hong Kong and the distributors in the United have performed substantially below their own projections. In addition, the Company has not concluded any material new distribution agreements this year. In the three months ended September 30, 2001, we recorded $200,000 of other income related to a non-refundable deposit of $200,000 from Chinese Universal Technologies (“CUT”). We also recorded licensing revenues of $15,517 related to the terminated agreement with the former distributor. The Company’s gross profit on product sales was 51.1% for the three months ended September 30, 2002 as compared to 58.3% for the prior year period. Research and development expenses for the three months ended September 30, 2002 were $69,247 as compared to $49,140 for the three months ended September 30, 2001. The increase of $20,107 was primarily a result of research studies costing $19,782. General and administrative expenses, excluding non-cash amounts of $24,400 for the three months ended September 30, 2002, decreased by $76,124 from $535,225 for the three months ended September 30, 2001 to $459,101 for the three months ended September 30, 2002 as a result of a general reduction in overhead. As a result of the above, in the three months ended September 30, 2002, the Company’s net loss was $538,063 or $(0.06) per share compared to a net loss of $300,259 or $(0.04) per share for the same period in the prior year.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

During the nine months ended September 30, 2002, the Company generated $94,554 from product sales compared to revenues from product sales for the nine months ended September 30, 2001 of $127,102. The continued low level of sales is disappointing to management of the Company. The new distributor in Taiwan and Hong Kong and the distributors in the United Kingdom have performed substantially below their own projections. In addition, the Company has not concluded any material new distribution agreements this year. In the nine months ended September 30, 2001, we recorded $200,000 of other income related to a non-refundable deposit of $200,000 from CUT. We also recorded licensing revenues of $46,552 related to the terminated agreement with the former distributor. The Company’s gross profit on product sales was 53.2% for the nine months ended September 30, 2002 as compared to 59.6% for the prior year period. The decrease in gross profit percentage is the result of lower sales of DR-70® and higher sales of OEM products in the first nine months of the current year over the prior year. Research and development expenses for the nine months ended September 30, 2002 were $310,005 as compared to $111,203 for the nine months ended September 30, 2001. The increase of $198,802 was primarily a result of research studies costing $109,653 and the increased cost of services provided by our principal consultant in the amount of $72,381. General and administrative expenses (excluding non-cash amounts of $612,387 and $859,310 in the nine months ended September 30, 2002 and 2001, respectively) increased by $1,029,608 from $1,165,481 to $2,195,089 for the nine months ended September 30, 2002, primarily as a result of increases of: (i) legal fees of $98,143; (ii) the write-off of aborted offering costs of $158,311 (excluding non-cash compensation for services of $139,188) related to fundraising activities; and (iii) investor relations and consulting costs of $467,056 (excluding non-cash compensation for services of $473,199). As a result of the above, in the nine months ended September 30, 2002, the Company’s net loss was $3,046,335 or $(0.36) per share compared to a net loss of $1,704,168 or $(0.25) per share for the same period in the prior year.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

On May 10, 2002, the Company authorized the issuance of 66,666 shares of common stock to a consultant for services to be rendered over the two-month period ending July 15, 2002. The Company issued 33,333 shares to the consultant for services through June 15, 2002. These shares were valued at $36,833, based upon the trading price of our common stock on that date, and charged to consulting expense. On July 17, 2002, the Company issued 33,333 shares of common stock to the consultant for services rendered through July 15, 2002 which were valued at $17,000, based upon the trading price of our common stock on that date, and charged to consulting expense. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance

Item 3. Defaults Upon Senior Securities.

     Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Inapplicable.

Item 5. Other Information.

     Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
	99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

b)	Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: November 12, 2002	By: /s/ Gary L. Dreher

GARY L. DREHER, President

CERTIFICATIONS

I, Gary L. Dreher, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of AMDL, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Gary L. Dreher Gary L. Dreher Chief Executive Officer

CERTIFICATIONS

I, Arthur S. Rosten, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of AMDL, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Arthur S. Rosten Arthur S. Rosten Chief Financial Officer

EXHIBIT INDEX

a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
	99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

b)	Reports on Form 8-K