Form 10KSB/A
period 2001-12-31
AMDL INC
filed 2003-03-21
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

Commission File Number 0-27689

AMDL, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0413161

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100, Tustin, California 92780

(Address of principal executive offices)

(714) 505-4460

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class to be so registered	Name of each exchange on which registered

Common Stock, $.001 par value	AMEX

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB/A incorporates by reference information (to the extent specific sections are referred to herein) from the Company’s Proxy Statement for its Annual Meeting to Shareholders to be held May 10, 2002 (the “2002 Proxy Statement”)

Transitional Small Business Disclosure Format (check one)

Yes [ ]	No [X]

Part 1

Item 1. Description of Business

The Company is a cancer theranostics company, meaning it is involved in both the diagnosis and treatment of the same disease. Hospital, clinical, research and forensic laboratories and doctors’ offices use our products to obtain precise and rapid identification of certain types of cancer and other diseases. We develop, manufacture, market and offer for sale various immunodiagnostic kits for the detection of cancer and other diseases. We have two primary kits: DR-70® for the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon; prostate and liver; and Pylori-Probe™ for detection of Helicobacter Pylori (“H.pylori”), a bacterium that colonizes the mucus lining associated with gastric and peptic ulcers. We have received approvals to import and market DR-70® in Canada, the UK and Australia. We market DR-70® primarily in Europe and Asia through recently developed distribution channels. Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002 we decided to begin the FDA process for approval of our DR-70® kit as an aid in monitoring patients with colorectal cancer. See Regulation below. The DR-70® test is not available in the United States. Pylori-Probe™ is cleared for sale in the United States; however, we do not intend to market the Pylori-Probe™ in the United States because another non-invasive test has been developed by another company, and as a result the Company believes that the Pylori-Probe™ cannot be competitively marketed at this time in the United States.

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

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology that is a possible treatment for those diagnosed with cancer for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The standard approach in utilizing gene therapy to combat cancer has been to attempt to replace defective genes in cancer cells, which has proven to be impractical because of the number of genes involved. The combination gene therapy technology invented by Dr. Chang uses GM-CSF (a granulocyte macrophage colony stimulating factor) and B7-2 (a t-cell co-stimulating factor) to both build the body’s immune system and destroy cancer cells. The treatment involves injecting the patient with two genes in one virus carrying a combination of B7-2 and GM-CSF. Dr. Chang completed Phase 1 human clinical trials in Canada before we acquired the technology. Our technology has been shown effective in eradicating experimental human skin and brain tumors implanted in mice. Accordingly, we believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immunomodulating genes. See “Patents”, below.

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

More than one month after the filing of our action, AcuVector filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton (“Canadian case”) alleging damages of $CDN 20 million and seeking injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief in the Canadian case seeks to establish that the license agreement is in effect. After being served with our complaint in the California case, AcuVector filed a motion to dismiss the complaint for lack of personal jurisdiction by the U.S. District Court in California over AcuVector in the California case, which was granted. As a result, only the Canadian case remains. We performed extensive due diligence to determine that that AcuVector had no interest in the technology when we acquired it. We are confident that AcuVector’s claims are without merit and that we will receive a declaratory judgment to that effect.

Our Products

DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 13 different common cancers, including, but not limited to, lung (small and non-small cell), stomach, breast, rectal, colon, prostate and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used variously to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70® is a non-invasive blood test, there are no side effects to our test.

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

In 1997, the DR-70® test kit was modified to be more user friendly. Clinical studies with the modified kit were conducted in Wuhan, China, the results of which have been published in the peer-reviewed Journal of Immunoassay. As compared to earlier studies, these studies determined that the DR-70® immunoassay kit detected a number of different cancers with a higher degree of specificity and sensitivity. Although, as in all such tests, false readings as to the existence of cancer are experienced, due to other conditions affecting the patient, e.g. pregnancy or recent trauma. In these tests, DR-70® was found to have an overall specificity of 95% and an overall sensitivity of 83.8%. Thirteen different types of cancer were found in the screening process, indicating that DR-70® has significant usefulness as a cancer-screening tool. In late 2001, the study was expanded to include more than 700 patients and the results of this expanded study confirmed the previously published results while providing a broader statistical base.

In addition to the proprietary test kits described above, our primary OEM product is a ketone strip which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. Of total OEM sales for 2001, ketone strips accounted for $46,816, or 66.8%, of these sales. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others that accounted for $23,267, or 12.3%, of our total sales in 2001. We provide our OEM products on a limited basis and do not actively market them. They are non-invasive and non-therapeutic diagnostic (blood and urine) tests similar, if not substantially the same as, those offered by others. All of our OEM products are contract manufactured for us by others and sold under our label.

Our Strategy

We develop, manufacture and offer for sale non-invasive diagnostic kits to hospitals, doctors, clinics, and laboratories, giving them the ability to detect certain types of cancer and H. pylori in their patients. Our kits are designed to provide accuracy, reproducibility and a high degree of specificity and sensitivity.

We continue to conduct quality assurance and quality control testing on our DR-70® product as part of our commitment to quality and to meet government regulations. We are seeking to create alliances with reference laboratories to make DR-70® testing available to physicians and patients. With just a small amount of blood serum drawn from a patient, DR-70® uses a common microtiter format familiar to most laboratories in the diagnostic industry to test for the presence of tumors. We believe that our DR-70® product is capable of detecting different types of cancer with a superior degree of specificity and sensitivity. DR-70® test levels are found to increase with the progression and stage of the disease.

Our objective is to be a leading provider of cancer-detecting immunodiagnostic kits. In order to meet our objective, we plan to do the following:

•	Obtain U.S. FDA clearance as well as international approvals and insurance reimbursements for our DR-70® product

•	Continue to distribute DR-70® kits in current markets of Europe and Asia

•	Develop additional DR-70® distribution channels in existing markets

•	Develop DR-70® distribution channels in new markets

•	Pursue one or more strategic partners to license and develop our combination immunogene therapy technology for the treatment of cancer and potentially a vaccine for the inhibiting certain cancers

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

Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. Moreover, without additional financing, our activities will likely be limited to licensing our products to others, although there can be no assurances that our products can be successfully licensed.

We are currently conducting three major cancer studies for our DR-70® in Germany at a cost of approximately $25,000. Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. Other lung cancer and ovarian cancer studies in Germany are ongoing. The purpose of the study is to verify specificity and sensitivity. We are also conducting a study, at a cost of approximately $68,000, with Dr. Chang at the University of Florida to target certain breast cancer specific antigens with the goal of ultimately developing a vaccine using the combination immunogene therapy technology. No assurances can be given that the study will lead to the development of any commercial products or vaccines.

Sales and Marketing

In exchange for relinquishing all of its exclusive Canadian and limited worldwide marketing rights for DR-70®, the Company made eighteen monthly payments of $750 to JGT Management Services Ltd. (JGT), an unrelated third party, commencing October 1998. In addition, the Company is required to pay to JGT a royalty fee equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003.

On December 20, 2000, the Medical Devices Agency of the United Kingdom Department of Health issued a letter of no objection to the exportation of DR-70® from the United States to the United Kingdom, thereby allowing DR-70® to be sold in the United Kingdom. We have made arrangements with Surescreen Diagnostics, Ltd., to distribute DR-70® within the United Kingdom. The arrangements are informal and provide for the Company to supply DR-70® at the then current distributor price. There are no fixed terms, expiration dates or minimum purchase requirements.

In December 2001, we terminated our sole exclusive distribution agreement, with Chinese Universal Technologies Co., Ltd. (“Chinese Universal”). The agreement granted Chinese Universal the exclusive right to distribute, market and sell our DR-70® diagnostic kits in Taiwan, Hong Kong, Korea, the Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia through October 31, 2005. Chinese Universal failed to make minimum purchases of approximately $2.5 million per year (10,000 DR-70® kits) for the first year as required under the agreement. Under the terms of the agreement, Chinese Universal paid us $300,000 as a license fee. Of this amount, $5,172 (one month) was included in revenue in the year ended December 31, 2000 and the balance was recorded as deferred revenue at December 31, 2000. On termination of the agreement, all unamortized deferred revenue was recognized.

On January 30, 2002, we granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the exclusive right to sell DR-70® kits in Taiwan and Hong Kong during the one-year period ending January 31, 2003. GAST may not manufacture, sell or distribute competitive products during the term, including any extensions, and for a three-year period after the termination of the agreement GAST must submit all advertising to us for approval. All sales of DR-70® kits made to GAST are on our standard terms applicable to all distributors.

Currently, our licensing efforts are focused on seeking additional exclusive and non-exclusive distribution agreements with distributors located in Europe, Asia, South America, Africa, Australia, and Canada, where we have obtained, or believe we can obtain, regulatory approval. For example, Health Canada has issued a Medical Device License to the Company. This license permits the Company to market DR-70® in Canada and is renewable annually. Accordingly, we intend to enter into agreements with distributors who will market DR-70® throughout Canada. At the time we enter into a distribution agreement, we normally grant a license to use the name DR-70® and provide narrow territorial restrictions for each distributor.

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

Manufacturing

We manufacture our DR-70® kits at our California licensed and U.S. FDA GMP approved manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California.

Regulation

Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the U.S. FDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed.

DR-70®. We are subject to specific FDA rules applicable to in vitro diagnostic (IVD) products. Prior to marketing DR-70® in the United States, we are required to make a pre-market application as an immunology and microbiology device under the category “Tumor Associated Antigens Immunological Test System”. We are required to prove safety and efficacy and comply with specified labeling requirements for IVD products for human use. We must abide by the listing rules of the FDA when DR-70® is approved for sale in the United States. We have established our Quality System Regulation in accordance with applicable regulations and were inspected in August 2002 with no deficiencies noted. Our Quality System Regulation program contains applicable complaint provisions which meet the FDA’s requirements for Medical Device Reporting and we have experienced no incidents or complaints to date. We also have implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve protection of our product.

We have not yet submitted an application to the U.S. FDA to sell DR-70® in the United States. In September 2002 we submitted our Pre-Investigational Device Exemption packet to the FDA and we are in the final stages of responding to FDA comments. We have completed the pre-clinical precision study, which validates the consistency, reproducibility and stability of our DR-70® kit. The next portion of the FDA approval process consists of procuring the required specimens and conducting clinical trials comparing our DR-70® antigen to the currently accepted assay, CEA. We expect to acquire the blood samples in second quarter 2003 and when funds become available we plan to conduct the clinical trials and submit the results to the FDA for review. Since the response of the FDA to our ultimate submission cannot be anticipated, no assurances can be given that we will ever receive U.S. FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion.

In addition, each foreign jurisdiction may have separate and different approval requirements and processes. Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70® from the United States to the United Kingdom, allowing DR-70® to be sold in the United Kingdom.

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

PyloriProbe™. In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the PyloriProbe™ diagnostic kit. PyloriProbe™ is not being sold. As another non-invasive test exists, the Company does not believe that the PyloriProbe can be competitively marketed in the United States.

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

Patents

Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties. The United States Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on December 9, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on March 6, 2015. We have two additional patent applications pending in the United States with respect to our methodology for the DR-70® tumor-markers as reliable indicators of the presence of cancer.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The U.S. patent application is pending and it is unclear what claims, if any, will be granted by the United States Patent and Trademark Office. On November 21, 2001, Singapore granted our patent containing claims to the combination immunogene therapy technology. Singapore is a “registration only” jurisdiction, which means that patent applications are not substantively reviewed prior to grant. However, the patent is enforceable in Singapore, but the validity of such patents is vetted in their courts. A description of the technology is set forth under Description of Business, above.

In early 2003, Australia granted us a patent for our humanized mouse model technology acquired from Dr. Chang. This technology is a research tool suitable for the evaluation of anti-human tumor immunity and identification of immunomodulating genes.

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

Employees

As of March 1, 2003, we had four full-time employees and one part-time employee. From time to time, we supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.

Item 2. Description of Properties

Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at monthly rates ranging from $5,757 to $6,373 per month, including property taxes, insurance and maintenance. Our lease expires on July 31, 2004.

Item 3. Legal Proceedings

On January 8, 2002, we filed an action in the United States District Court for the Central District of California for a determination that our ownership of the technology is free of any claim by AcuVector and that AMDL is the sole owner of the U.S. patent application and intellectual property rights in question. AcuVector, the former licensee of the combination immunogene therapy technology acquired by AMDL from Dr. Lung-Ji Chang in August 2001, claims that it still has rights to the technology under a terminated license agreement AcuVector executed with Dr. Chang in 1997. AcuVector has filed a companion case in Canada and successfully prosecuted a motion to dismiss the case in California. No significant discovery has as yet been conducted in the case. See Item 1, Description of Business, above.

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

Voting Trust Agreement. Chinese Universal acquired 2,000,000 shares of our common stock in December 2000. Concurrent with the purchase of the shares and execution of the voting trust, as part of an integrated arms-length negotiated transaction, Chinese Universal acquired the exclusive right to distribute DR-70® in ten countries in Asia, subject to minimum purchase requirements on an annual basis (which were not met) and Chinese Universal’s agreement to seek approval from the governments to permit distribution of DR-70® in those countries. At the time of the transactions the shares represented over 37% of our outstanding shares of common stock, and our board of directors used the voting trust to place limits on Chinese Universal’s ability to control the company, by allowing it only the right to nominate one candidate for director. Pursuant to the voting trust agreement dated as of December 14, 2000, the 2,000,000 shares were deposited with Jeanne Lai, former President of Chinese Universal, and Gary L. Dreher, as voting trustees. The voting trust agreement provides that during the ten (10) year term of the voting trust agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters or the voting trustees’ votes will not be counted except for purposes of a quorum for voting on such proposal.

Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2001, we sold unregistered shares of our securities in the following transactions:

A.	In January 2001, we collected our $2,000,000 stock subscription receivable from the sale of 2,000,000 shares of common stock sold to one purchaser, Chinese Universal, in December 2000. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

B.	On January 9, 2001, we issued 40,000 shares of our common stock to International Consulting Partners, a consultant for services rendered on capital formation, debt and equity financing, capital sources and introductions to potential candidates for business combinations. The shares were valued at $64,800 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

C.	On January 29, 2001, we issued 40,000 shares of our common stock to International Consulting Partners for continuing financial consulting services rendered. The shares were valued at $66,400 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

D.	On April 9, 2001, we issued 110,000 shares of common stock (including 10,000 shares to finders) in connection with the exercise of warrants by existing stockholders RAB Europe Partners LP and RAB Europe Fund Ltd. at $1.00 per share for aggregate cash consideration of $90,000 (net of offering costs of $10,000). The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

E.	On April 16, 2001, we issued 40,000 shares of our common stock to International Consulting Partners for continuing financial consulting services rendered. The shares were valued at $76,400 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

F.	From January through June 2001, we issued an aggregate of 2,299,800 shares of common stock (including 231,800 shares issued to service providers) at $1.75 per share for cash consideration of $3,098,634 (net of offering costs of $520,366) to 33 accredited investors in a combined Regulation D and Regulation S offering. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

G.	On June 4, 2001, we issued 200,000 shares of our common stock to International Consulting Partners for continuing financial consulting services rendered. The shares were valued at $578,000 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

H.	On June 21, 2001, we issued 25,000 shares of our common stock to ACC Communications, an investor relations firm for and in release and settlement of a contract for services rendered and to be rendered. The shares were valued at $72,250 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

I.	On June 26, 2001, we issued 500 shares of our common stock to Donner Corp. International for services in connection with a written report on our company. The shares were valued at $1,460 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

J.	On August 15, 2001, we issued warrants to purchase an aggregate of 300,000 shares of our common stock to The Phoenix Group International, LLC for investor relations support services rendered, of which 200,000 have an exercise price of $3.25 per share and 100,000 have an exercise price of $3.75 per share. The warrants were valued at $265,000 based on the Black-Scholes option-pricing model. The recipient of these options paid $20,000 cash consideration to us for the grant of the warrants. The securities were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

K.	On August 24, 2001, we issued 9,000 shares of common stock to Dr. Edward Arquilla, a director, in connection with the exercise of outstanding warrants at $0.68 per share for aggregate cash consideration of $6,120. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

L.	On November 15, 2001, we authorized the issuance of 200,000 shares of our common stock to International Consulting Partners for a continuing financial consulting services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the trading price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002 and the remaining shares will be expensed on the dates the shares are earned in the same manner. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

M.	On January 22, 2002, we issued 25,000 shares of our common stock to Investor Communication Corp., for public relations and communication services in connection with an aborted private placement. The shares were valued at $57,375 based on the trading price of our common stock on the date of grant. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets increased from $3,344,028 at December 31, 2000 to $5,026,404 at December 31, 2001. The increase is a result of cash received from the sale of common stock, which was partially offset by the higher costs of operations.

During the period March - June, 2001 (“Offering Period”), the Company conducted a Regulation D, Rule 506 Offering (“Rule 506 Offering”) of the common stock for $1.75 per share. As part of the Rule 506 Offering, the Company issued 1,582,600 shares of common stock (including 166,600 shares issued to consultants for offering costs) for net cash consideration of $2,230,200 (net of issuance costs of $247,800). During the Offering Period, the Company also conducted a Regulation S, (“Regulation S Offering”) of the common stock for $1.75 per share. As part of the Regulation S Offering, the Company issued 717,200 shares of common stock (including 65,200 shares issued to consultants for offering costs) for net cash consideration of $1,026,900 (net of issuance costs of $114,100). Additional costs of funding for these offerings were $158,466 representing travel, legal and other fees in connection with the funding activities.

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

As of February 28, 2003, our cash on hand was approximately $150,000. Without a significant change in sales, our only source of additional funds to meet future operating expenses and the costs of the FDA approval process is the sale of the Company’s securities. The amount of cash on hand is only sufficient to meet our operating expenses through March 31, 2003. In addition, at February 28, 2003, the Company had negative working capital of approximately $73,000.

There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of any strong distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our new distributor in Taiwan and Hong Kong. In addition, the lack of a market for our PyloriProbe product due to changes in technology and the presence of improved competitive products in the United States has led us to conclude that our investment in this product and any inventory on hand will have no future realizable value domestically. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. The Company’s limited sales to date and the lack of any purchase requirements in the existing distribution agreements, makes it impossible to identify any trends in our business prospects.

Additionally, in order to (i) fund the costs of acquisition of the colon cancer samples and conducting the clinical trials needed for the FDA approval process, and (ii) pay ongoing general and administrative expenses, the Company is currently seeking to raise additional funds through the sale of its common stock. The potential impact of either an adverse determination in the action brought by AcuVector or poor results in ongoing German trials could materially impact the Company’s ability to obtain the additional working capital. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company. In addition, the filing of the AcuVector lawsuit may have an effect on our ability to license the CIT technology.

We do not anticipate any significant changes in the number of administrative employees; however, we may seek to add one or more additional marketing or manufacturing employees to further our efforts to distribute and manufacture our products.

Critical Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable, (ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of intellectual property, (v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Net Revenue. During the year ended December 31, 2001, we generated revenues of $188,472 from product sales compared to revenues from product sales of $139,072 in the prior year period. This increase was principally attributable to the greater volume of orders for DR-70® kits placed by Chinese Universal in the initial year of their 5-year license agreement offset by a reduction in sales of our OEM products. Our product sales are further broken down as follows:

	Year ended		Year ended
	December 31, 2001		December 31, 2000

	Domestic	Foreign	Domestic	Foreign

DR-70® kits	$2,729	$115,660	$4,950	$10,699
OEM Products	70,083	0	103,940	19,483

TOTAL	$72,812	$115,660	$108,890	$30,182

In 2001, we also recorded licensing revenues of $494,828 as compared to $5,172 in the prior year. The increase in licensing revenue in the year ended December 31, 2001 was due to (i) amortization of the licensing fee received from Chinese Universal for a full 12 month period in the year ended December 31, 2001 compared to only one month in the prior period; (ii) the one-time recognition of the unamortized balance of deferred income upon the termination of the Chinese Universal license agreement; and (iii) the one-time recognition of a non-refundable deposit of $200,000 from Chinese Universal because Chinese Universal did not complete its obligations under the corresponding agreement with the Company. We also realized interest income of $130,976 in fiscal year 2001 compared to $1,508 of interest income for the equivalent period in the prior year. The increase in interest income was due to an increase in available funds for investments during the fiscal year 2001.

Gross Profit. Gross profit increased by $562,646 or 1,237% to $608,114 for the year ended December 31, 2001, compared to $45,468 for the period ended December 31, 2000. The increase in gross profit was due to an increase in sales of $49,400 and an increase in licensing revenue of $489,656. Gross profit on product sales was 60.1% in the year ended December 31, 2001 compared to 29% in the prior year. The increase was due to the increase in sales of DR-70®, a higher margin product, as a percentage of product sales.

On a forward-looking basis, assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the year ended December 31, 2001. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2001. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the year ended December 31, 2001 were $174,611 as compared to $43,200 for the year ended December 31, 2000. The increase of $131,411 was primarily a result of increased cost of services provided by our principal consultant due to expanded efforts on (i) refinement of our DR-70® kit and (ii) development of additional patent applications.

General and Administrative Expenses. General and administrative expenses increased by $1,828,113 to $2,910,926 for the year ended December 31, 2001 as compared to the $1,082,813 reported for the year ended December 31, 2000 due mainly to increases in: (i) non-cash (securities) compensation for services of approximately $850,000, including (a) $585,000 for stock issued for financial consulting services (353,333 shares issued in the year ended December 31, 2001 compared to 200,000 shares issued in the prior year) and (b) $265,000 from the issuance 300,000 warrants (estimated using the Black-Scholes option-pricing model) for research services; (ii) actual expenditures for payroll and consulting and professional services of approximately $450,000, including (a) a compensation increase of $170,000 paid to the Company’s President and CEO, (b) $85,000 paid to the Company’s part-time Chief Financial Officer due to increased hours required and other salary increases attributable to general wage increases, temporary personnel and related payroll taxes and benefits, and (c) $195,000 of legal expenses related to capital formation, investment and patent expenses, ; and (iii) travel expenses associated with establishing our distribution channels of approximately $100,000. No other individual expense accounted for more than 5% of the increase. The significant components of general and administrative expenses for the year ended December 31, 2001 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; professional fees, including legal, audit and patent expenses; and travel expenses.

Net Loss and Loss from Operations. As a result of the factors described above, in fiscal year 2001, our net loss was $2,346,447 or ($0.33) per share, compared to a net loss of $1,087,337 or ($0.65) per share, in fiscal year 2000.

Assets and Liabilities

At December 31, 2001, the Company had total assets of $5,026,404 compared to total assets of $3,344,028 at December 31, 2000. Cash was $2,929,833 as of December 31, 2001, an increase of $1,688,473 from the $1,241,360 cash on hand as of December 31, 2000. Cash used in operations was $1,488,591, cash used in investing was $2,017,690, and cash provided by financing activities from the sale of common stock and exercise of warrants was $5,194,754. Major cash out-flows included the purchase of the $2,000,000 intellectual property, the $143,803 decrease in accounts payable and accrued liabilities, and the increase of $27,727 in prepaid expenses. These out-flows were partially offset by the $27,381 increase in accrued wages and related expenses, as compared to their respective balances at December 31, 2000.

Net accounts receivable were $10,287 at December 31, 2001, a decrease of $13,431 (56.7%) from the $23,718 at December 31, 2000. Net inventories increased $6,274 (8.6%), to $79,466, from the $73,192 at December 31, 2000. The increase in net inventories is attributable to increased work in process and raw materials available for DR-70® kit manufacturing.

Net fixed assets totaled $15,000 at December 31, 2001, all of which were purchased during the year. Purchases of fixed assets totaled $17,690 during the current period, while depreciation and amortization totaled $2,690, resulting in a net increase in fixed assets of $15,000.

Total liabilities at December 31, 2001 were $242,994, a decrease of $411,249 (62.9%) from the $654,243 at December 31, 2000. Accounts payable and accrued liabilities were $126,416 at December 31, 2001, a decrease of $143,803 (53.2%) from the $270,219 at December 31, 2000. The reduction is primarily due to (i) the settlement of a disputed charge of $50,000 by ACC Communications, a service provider, by delivery of 25,000 shares of common stock, and (ii) the payment of prior past due amounts when the cash provided by financing activities became available.

Accrued payroll totaled $85,778 at December 31, 2001, an increase of $27,382 compared to $58,396 at December 31, 2000. Of the increase, $9,806 relates to the Company’s CEO receiving only partial payment of a 2001 bonus award, with the balance being accrued, $13,400 relates to personnel and salary changes and $4,176 relates to an increase in the accrual for vacation pay. Accrued interest payable, which is included in accounts payable and accrued liabilities, was $12,675 at December 31, 2001 and at December 31, 2000.

Notes payable totaled $25,000 at December 31, 2001 and at December 31, 2000.

Forward Looking Statements

This Annual Report on Form 10-KSB/A contains forward-looking statements. Such forward-looking statements which we make involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for our products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition, and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
  AMDL, Inc.

We have audited the accompanying balance sheet of AMDL, Inc. (the “Company”) as of December 31, 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

CORBIN & WERTZ
Irvine, California
January 23, 2002, except for Notes 7 and 13,
which are as of March 11, 2002

AMDL, INC.

BALANCE SHEET

December 31,
2001

ASSETS
Current assets
Cash and cash equivalents	$2,929,833
Accounts receivable	10,287
Inventories	79,466
Prepaid expenses	27,727

Total current assets	3,047,313
Intellectual property, net	1,958,333
Fixed assets, net	15,000
Other assets	5,758

$5,026,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,416
Accrued payroll and related expenses	85,778
Customer deposits	5,800
Notes payable	25,000

Total current liabilities	242,994
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,076,657 shares issued and outstanding	8,077
Additional paid in capital	21,831,200
Accumulated deficit	(17,055,867)

Total stockholders’ equity	4,783,410

$5,026,404

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	December 31,
	2001	2000

Revenues:
Product sales	$188,472	$139,072
Licensing	494,828	5,172

	683,300	144,244
Cost of sales	75,186	98,776

Gross profit	608,114	45,468

Operating expenses:
Research and development	174,611	43,200
General and administrative	2,910,926	1,082,813

	3,085,537	1,126,013

Loss from operations	(2,477,423)	(1,080,545)

Other income (expense):
Interest expense	—	(8,300)
Interest income	130,976	1,508

	130,976	(6,792)

Net loss	$(2,346,447)	$(1,087,337)

Basic and diluted loss available to common shareholders per common share	$(0.33)	(0.65)

Weighted average common shares outstanding	7,030,478	1,837,293

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2001 and 2000

	Common Stock		Preferred Stock

	Shares	Amount	Shares	Amount

Balance, December 31, 1999	1,651,124	$1,651	—	$—
Preferred stock issued for cash (including 30 shares of preferred stock and 3,750 shares of common stock issued to finders), net of offering costs of $18,750	3,750	4	405	—
Common stock issued for cash (including 110,150 shares of common stock issued to finders), net of offering costs of $208,370	3,211,650	3,211	—	—
Common stock issued for consulting services	200,000	200	—	—
Common stock issued for warrants exercised	10,000	10	—	—
Estimated fair market value of options granted to consultants for services rendered	—	—	—	—
Estimated fair market value of warrants issued in connection with debt financing	—	—	—	—
Common stock issued in connection with the conversion of preferred stock	202,500	203	(405)	—
Preferred dividend on beneficial and induced conversion of preferred stock	—	—	—	—
Net loss	—	—	—	—

Balance, December 31, 2000	5,279,024	5,279	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-in	Accumulated
	Capital	Deficit	Total

Balance, December 31, 1999	$13,144,252	$(13,520,833)	$(374,930)
Preferred stock issued for cash (including 30 shares of preferred stock and 3,750 shares of common stock issued to finders), net of offering costs of $18,750	168,746	—	168,750
Common stock issued for cash (including 110,150 shares of common stock issued to finders), net of offering costs of $208,370	3,589,919	—	3,593,130
Common stock issued for consulting services	295,987	—	296,187
Common stock issued for warrants exercised	9,990	—	10,000
Estimated fair market value of options granted to consultants for services rendered	75,685	—	75,685
Estimated fair market value of warrants issued in connection with debt financing	8,300	—	8,300
Common stock issued in connection with the conversion of preferred stock	(203)	—	—
Preferred dividend on beneficial and induced conversion of preferred stock	101,250	(101,250)	—
Net loss	—	(1,087,337)	(1,087,337)

Balance, December 31, 2000	17,393,926	(14,709,420)	2,689,785

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

For The Years Ended December 31, 2001 and 2000

	Common Stock		Preferred Stock

	Shares	Amount	Shares	Amount

Balance, December 31, 2000	5,279,024	5,279	—	—
Common stock issued for cash (including 231,800 shares of common stock issued to finders), net of offering costs of $520,366	2,299,800	2,300	—	—
Common stock issued for consulting services	378,833	379	—	—
Common stock issued for warrants exercised, (including 10,000 shares of common stock issued to finders), net of offering costs of $10,000	119,000	119	—	—
Estimated fair market value of options and warrants granted to consultants for services rendered	—	—	—	—
Net loss	—	—	—	—

Balance, December 31, 2001	8,076,657	$8,077	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-in	Accumulated
	Capital	Deficit	Total

Balance, December 31, 2000	17,393,926	(14,709,420)	2,689,785
Common stock issued for cash (including 231,800 shares of common stock issued to finders), net of offering costs of $520,366	3,096,334	—	3,098,634
Common stock issued for consulting services	934,014	—	934,393
Common stock issued for warrants exercised, (including 10,000 shares of common stock issued to finders), net of offering costs of $10,000	96,001	—	96,120
Estimated fair market value of options and warrants granted to consultants for services rendered	310,925	—	310,925
Net loss	—	(2,346,447)	(2,346,447)

Balance, December 31, 2001	$21,831,200	$(17,055,867)	$4,783,410

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,
	2001	2000

Cash flows from operating activities
Net loss	$(2,346,447)	$(1,087,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,357	—
Common stock issued for services	934,393	296,187
Warrants and options issued for services	310,925	83,985
Provision for doubtful accounts	—	(4,000)
Changes in operating assets and liabilities:
Accounts receivable, net	13,430	(4,317)
Inventories	(6,274)	(73,192)
Prepaid expenses and other current assets	(27,727)	9,007
Accounts payable and accrued expenses	(143,801)	(55,626)
Accrued payroll and related expenses	27,381	(65,922)
Deferred revenue	(294,828)	294,828

Net cash used in operating activities	(1,488,591)	(606,387)

Cash flows from investing activities:
Purchase of fixed assets	(17,690)	—
Purchase of intellectual property	(2,000,000)	—

Net cash used in investing activities	(2,017,690)	—

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net of offering costs	—	168,750
Proceeds from the sale of common stock, net of offering costs	5,098,634	1,593,130
Proceeds from the exercise of warrants, net of offering costs	96,120	10,000

Net cash provided by financing activities	5,194,754	1,771,880

Net change in cash and cash equivalents	1,688,473	1,165,493
Cash and cash equivalents, beginning of year	1,241,360	75,867

Cash and cash equivalents, end of year	$2,929,833	$1,241,360

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$800	$800

          Supplemental schedule of non-cash investing and financing activities:

See note 7 Consulting Agreements and note 10 Common Stock – Non-Cash Financing Activities to financial statements for non-cash investing and financing activities.

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2001 and 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. Licensing revenue is recognized as earned over the term of each respective agreement.

Deferred Revenue

As at December 31, 2000, the Company had $294,828 of deferred revenue pursuant to an exclusive distribution agreement with a related party. The exclusive distribution agreement was to expire in October 2005 and required the related party to market and distribute the Company’s products and to purchase a minimum of 10,000 DR-70® kits per year. During the years ended December 31, 2001 and 2000, the Company recognized $56,895 and $5,172, respectively, of deferred revenue based on straight-line amortization over the term of the original contract. However, due to non-performance, the Company terminated the agreement in December 2001 and recognized the unamortized deferred revenue balance of $237,933 as licensing income in the accompanying statement of operations for the year ended December 31, 2001.

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. Advertising expenses were $2,118 and $2,920 for the years ended December 31, 2001 and 2000, respectively.

Research and Development

Internal research and development costs are expensed as incurred. Third party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

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

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. For the year ended December 31, 2001, the Company recognized amortization expense of $41,667.

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

The Company has a history of recurring losses and an accumulated deficit of $17,055,867 as of December 31, 2001. In addition, the Company’s revenue from product sales and licenses derived from its operations is small. However, the Company believes that its current cash position of $2,929,833 at December 31, 2001 is sufficient to fund its operations and working capital requirements through at least December 31, 2002. Additionally, the Company is currently seeking to raise additional funds through the sale of common stock. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company.

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

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25, as amended by FIN 44; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 8). For stock-based compensation issued to non-employees, the Company values these grants at fair value as defined in SFAS 123, FIN 44 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2001 and 2000

During fiscal year 2000, approximately 33% of our sales were to customers in foreign countries. Of the foreign sales, approximately 18% were to customers in Taiwan and 12% were to customers in South America. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars. The adoption of SFAS 131 has not impacted the Company’s financial position or results of operations as the Company currently operates in one segment.

Concentration of Risk

One customer accounted for approximately 58% of accounts receivable as of December 31, 2001. Three customers accounted for 75% of sales for the year ended December 31, 2001 and four customers accounted for 80% of sales for the year ended December 31, 2000. The loss of any of these customers in the future could significantly affect the Company’s operating results.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. As the Company has no recorded goodwill or indefinite-life intangibles, the adoption of SFAS 142 in fiscal 2002 will not have any effect on its financial statements.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2001 and 2000

NOTE 2 – INVENTORIES

Inventories consist of the following at December 31, 2001:

Raw Materials	$66,781
Work-In-Process	10,965
Finished Goods	1,720

$79,466

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consists of the following:

Office equipment	$11,711
Lab equipment	5,979

17,690
Less accumulated depreciation	(2,690)

$15,000

Depreciation expense totaled $2,690 for the year ended December 31, 2001.

NOTE 4 – INTELLECTUAL PROPERTY

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1). Subsequent to year-end a lawsuit was filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if the lawsuit is successful (see Note 7).

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

During the year ended December 31, 2001, the Company received a non-refundable deposit of $200,000 from Chinese Universal Technologies Co., Ltd. (“Chinese Universal”) as part of an agreement to secure the rights to purchase the patents for combination immunogene therapy technology. Due to Chinese Universal not completing the purchase in accordance with the agreement, the agreement was terminated and the Company recognized the deposit as licensing revenue. No additional amounts of licensing revenues were recorded related to any other terminated agreement with former distributors during fiscal 2001 and 2000.

NOTE 5 – NOTE PAYABLE

Note payable consists of monies advanced to the Company for working capital purposes from a stockholder. The note is due on demand. The Company has made several attempts to pay off the note payable over the past several years without success. As a result, the Company has stopped accruing interest at 12% on the note. At December 31, 2001, the note payable totaled $25,000, plus accrued interest of $12,675, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2001 and 2000

NOTE 6 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2001 are as follows:

Deferred tax asset:
Net operating loss carryforward	$5,924,000
Expenses recognized for granting of options and warrants	283,000

Total gross deferred tax asset	6,207,000
Less valuation allowance	(6,207,000)

Net deferred tax asset	$—

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

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2001.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Litigation

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim is seeking substantial damages and injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief in the Canadian case seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to these actions is reflected in the accompanying financial statements. If AcuVector is successful, the Company may be liable for substantial damages, its rights to the intellectual property will be adversely affected (see Note 4), and the Company’s future prospects for licensing the technology will be significantly impaired.

In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

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

NOTE 8 – STOCK OPTIONS

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2001 and 2000

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Optioned	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$28.00 – 70.00	3,400	0.6	$43.38	3,400	$43.38
$ 4.00	585,000	4.7	4.00	585,000	4.00
$ 1.75 – 2.00	370,000	3.0	1.77	370,000	1.77
$ 1.00	251,000	3.8	1.00	251,000	1.00
$ 0.68	552,499	2.5	0.68	547,499	0.68

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

NOTE 9 – STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

During the year ended December 31, 2000, pursuant to a short-term note payable, the Company issued warrants to purchase 10,000 shares of the Company’s common stock, at an exercise price of $1.00 per share, with an estimated fair market value of $8,300 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123). The warrants vested on the date of grant and were exercisable through August 2001. During the year ended December 31, 2000, the Company recognized interest expense of $8,300 in the accompanying statement of operations. On September 19, 2000, the note was repaid.

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

The following represents a summary of the warrants outstanding for the years ended December 31, 2001 and 2000:

	2001		2000

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	811,687	$0.70	511,687	$0.70
Granted	300,000	3.42	310,000	1.00
Expired/forfeited	(750)	(32.00)	(10,000)	(1.00)
Exercised	(109,000)	(0.97)	—	—

Outstanding, end of year	1,001,937	$1.67	811,687	$0.70

Weighted average fair value of warrants granted		$0.88		$0.83

The following table summarizes information about warrants outstanding at December 31, 2001:

	Warrants Outstanding			Warrants Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Warranted	Remaining	Averaged	Number of	Average
Range of	Shares	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$3.25 – 3.75	300,000	1.6	$3.42	300,000	$3.42
$1.00	200,000	1.4	1.00	200,000	1.00
$0.68	501,937	4.1	0.68	501,937	0.68

The outstanding warrants at December 31, 2001 are held by consultants and other service providers, stockholders, and current and former noteholders.

NOTE 10 – EQUITY

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

Common Stock

Cash Financing Activities

During the year ended December 31, 2000, the Company conducted a Regulation D, Rule 506 Offering of common stock for $1.00 per share. As part of this offering, the Company issued 1,211,650 shares of common stock (including 110,150 shares issued to consultants for services rendered) for net cash consideration of $937,017 (net of issuance costs of $164,483). No expense was recognized on the issuance of the shares to consultants, as the shares were issued in connection with fund raising efforts.

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

During the year ended December 31, 2001, the Company conducted a Regulation D, Rule 506 Offering of common stock for $1.75 per share. As part of this offering, the Company issued 1,582,600 shares of common stock (including 166,600 shares issued to consultants for services rendered) for net cash consideration of $2,230,200 (net of issuance costs of $247,800). No expense was recognized on the issuance of the shares to consultants, as the shares were issued in connection with fund raising efforts.

During the year ended December 31, 2001, the Company conducted a Regulation S Offering of common stock for $1.75 per share. As part of this offering, the Company issued 717,200 shares of common stock (including 65,200 shares issued to consultants for services rendered) for net cash consideration of $1,026,900 (net of issuance costs of $114,100). No expense was recognized on the issuance of the shares to consultants, as the shares were issued in connection with fund raising efforts.

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

During the year ended December 31, 2001, the Company issued 119,000 shares of common stock (including 10,000 shares issued to consultants for services rendered) in connection with the exercise of stock warrants for $96,120 (net of issuance costs of $10,000). No expense was recognized on the issuance of the shares to consultants, as the shares were issued in connection with fund raising efforts.

Non-Cash Financing Activities

During the year ended December 31, 2000, the Company issued 120,000 shares of common stock to Interwest Associates Inc. for financial public relations services rendered valued at $160,987 (based on the market value on the date of issue) and 80,000 shares of common stock to International Consulting Partners for financial consulting services rendered valued at $135,200 (based on the market value on the date of issue).

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2001 and 2000

During the year ended December 31, 2001, the Company issued (i) 353,333 shares of common stock to International Consulting Partners for continuing financial consulting services rendered valued at $860,683 (based on the market value on the date of issue), (ii) 25,000 shares of common stock to ACC Communications, an investor relations firm for and in release and settlement of a contract for services rendered and to be rendered valued at $72,250 (based on the market value on the date of issue), and (iii) 500 shares of common stock to Donner Corp. International for services rendered in connection with a written report on our company valued at $1,460 (based on the market value on the date of issue).

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	2001	2000

Numerator for basic and diluted earnings per share
Net loss	$(2,346,447)	$(1,087,337)
Preferred dividend on beneficial conversion of
Preferred A stock	—	(101,250)

Net loss available to common stockholders	$(2,346,447)	$(1,188,587)

Denominator for basic and diluted earnings per share
Weighted average shares	7,030,478	1,837,293

Basic and diluted loss per share	$(0.33)	$(0.65)

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company obtained financial consulting services from an entity controlled by a member of the board of directors. The Company paid $15,000 for these services, exclusive of expense reimbursements.

During the fiscal year ended December 31, 2000 the Company entered into an exclusive distribution agreement with Chinese Universal, a significant shareholder. The agreement, which was to expire in October 2005, required Chinese Universal to pay $300,000 at the inception of the agreement and provided for Chinese Universal to purchase a minimum of 10,000 DR-70® kits per year at a negotiated preferential price. The Company recorded the $300,000 payment as deferred revenue at December 31, 2000, and was recording licensing revenue on a straight line basis over the term of the agreement. However in 2001 Chinese Universal purchased only 350 kits and due to non-performance, the Company terminated the agreement in December 2001 and recognized the unamortized deferred revenue balance of $237,933 as licensing revenue in the accompanying statement of operations for the year ended December 31, 2001 (see Note 1). The total licensing revenue recognized by the Company under the agreement was $5,172 in 2000 and $294,828 in 2001.

During the year ended December 31, 2001, the Company recognized $200,000 of licensing revenue related to the forfeiture of a deposit received from Chinese Universal (see Note 4).

On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, one of the voting trustees under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2001 and 2000

NOTE 13 – SUBSEQUENT EVENTS

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

AMDL, INC.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

		Year First
Name	Age	Elected	Position

William M. Thompson III, Ph.D.	74	1989	Chairman of the board of directors
Gary L. Dreher	55	1999	President, Chief Executive Officer, and Director
Douglas C. MacLellan	46	1992	Director
Edward R. Arquilla, M.D., Ph.D.	79	1997	Director
Marvin E. Rosenthale, Ph.D.	68	—	Director Nominee

     Dr. Thompson has been one of our directors since June 1989. From 1969 to the present, Dr. Thompson has been a practicing General Surgeon in Orange County, California. From 1975 to the present, Dr. Thompson has also served as Vice President for Medical Affairs and as a director of Beech Street in Irvine, California.

     Mr. Dreher joined AMDL in January 1998 as Vice President of Sales and Marketing. Mr. Dreher has served as our President and as a member of our board of directors since February 1999. From 1993 to 1997, Mr. Dreher served as President of Medical Market International of Yorba Linda, California, a marketing and management services company he co-founded. From 1991 to 1993, Mr. Dreher served as Vice President of Sales and Marketing for Apotex Scientific of Arlington, Texas, a division of Canada’s largest pharmaceutical company. Mr. Dreher also currently serves on the board of directors of Optimum Care Corporation.

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

     Dr. Arquilla has been one of our directors since February 1997. From 1959 until 1994, Dr. Arquilla was a full time faculty member in the Department of Pathology at the University of Southern California, the University of California at Los Angeles and the University of California, Irvine. From 1968 to 1986, Dr. Arquilla also served as Professor and Chair of Pathology at U.C. Irvine and Chief of Pathology services at the U.C. Irvine Medical Center.

     Dr. Rosenthale is a nominee for director. Dr. Rosenthale has served as a member of our Scientific Advisory Board since February 2001. Dr. Rosenthale currently serves as President and CEO of Pharmaceutical Consultants. From 1994 to 1997 Dr. Rosenthale served as President and CEO of Allergan Ligund Retinoid Therapeutics, Inc., a publicly traded pharmaceutical company. Dr. Rosenthale also serves as a director of Discovery Labs and Allergan Specialty Therapeutics, Inc., as well as a director of several privately held entities. Dr. Rosenthale holds a B.Sc. in

III-1

AMDL, INC.

Pharmacy from Philadelphia College of Pharmacy and Science, and M.Sc. in Pharmacology from Philadelphia College of Pharmacy and Science, and a Ph.D. in Pharmacology from Hahnemann Medical College and Hospital.

Board of Directors Meetings and Committees

     During the fiscal year ended December 31, 2001, there were five meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has established a compensation committee consisting of Mr. MacLellan, Dr. Thompson, Mr. Dreher and Dr. Arquilla. The compensation committee reviews and recommends to the board of directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The board of directors has also established an audit committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. Mr. MacLellan serves as the Chairman of both the compensation and the audit committee.

     Our executive officers who are not also directors are as follows:

     Arthur S. Rosten, Age 54, Chief Financial Officer. Mr. Rosten joined us as our Chief Financial Officer in December 2001. During the last eight years, Mr. Rosten served in various senior financial executive positions with American Purification, Inc., SDI Capital Resources, Inc. and Le Group Equus, all in Newport Beach, California. Earlier in his career, Mr. Rosten was a principal shareholder, President and Chief Financial Officer of Asyst Data Group. From 1971 to 1991, Mr. Rosten was practicing as a Certified Public Accountant in the US and Europe with Spicer & Oppenheim International, Ltd. and as a Chartered Accountant in Canada. He is a licensed CPA in California and a Chartered Accountant in Canada. Mr. Rosten received his Degree of Accountancy (Post Bachelor) in 1971 and a Bachelor of Science (with honors) in 1969 from McGill University, Montreal, Canada.

     Vivian B. Frazier, Age 40, Secretary. Ms. Frazier joined us as our Chief Financial Officer in July 1999. As of December 2001, she holds the office of Secretary and continues her role in preparing financial statements for us. From 1983 to 1988, Ms. Frazier was with the New York and Irvine offices of Ernst & Whinney. From 1988 to 1993, she served as Controller for two privately held national real estate developers. Except for a 15 month period during 1995 and 1996 when Ms. Frazier returned to public accounting as a Senior Manager for Ernst & Young LLP, for more than the last nine years she has been an independent financial consultant for private clients. Ms. Frazier is a certified public accountant, licensed in California and New York and received her Bachelor of Science degree in accounting from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2001 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that each of our officers and directors failed to timely report options granted to them in August 2001. These option grants were reported on their Form 5’s filed in February 2002.

Item 10. Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of our last three fiscal years.

III-2

AMDL, INC.

							Long-Term
	Annual Compensation						Compensation

					Other		Common Shares
					Awards		Underlying Options	All Other
					Compensation		Granted	Compensation
Name and Position	Year	Salary ($)		Bonus ($)	($)		(#)	($)

Gary L. Dreher,	2001	$248,000	(2)	$75,000	$71,000	(3)	350,000	-0-
President and CEO(1)	2000	$222,000	(2)	-0-	$9,000	(3)	400,000	-0-
	1999	$150,000	(2)	-0-	$8,179	(3)	250,000	-0-
That T. Ngo, President and CEO(4)	1999	$37,000	(5)	-0-	$138,710	(6)	100,000	-0-

(1)	Mr. Dreher served as our Vice President of Sales and Marketing from January 1998 to February 1999 with an annual salary of $100,000. Effective February 26, 1999, Mr. Dreher became our President and Chief Executive Officer with an annual salary of $160,000.

(2)	At December 31, 1999, $40,000 of Mr. Dreher’s salary had been accrued and was owing to him. Effective January 1, 2000, Mr. Dreher’s compensation was raised to $222,000 per annum and effective September 1, 2001, Mr. Dreher’s compensation was raised to $300,000 per annum.

(3)	The 2001 amount represents payments to Mr. Dreher of $59,650 for the purchase of a golf club membership, $9,000 for a car allowance, $1,325 for life insurance and $1,125 for golf membership dues. Amounts for 2000 and 1999 represent car allowances of $9,000 and $6,000, respectively. At December 31, 1999, $2,179 of commissions and $6,000 of car allowance were accrued and owing to Mr. Dreher, all of which was subsequently paid.

(4)	Dr. Ngo resigned from his positions as our President and as a director effective February 26, 1999.

(5)	Although Dr. Ngo earned $37,000 in 1999, he was actually paid only $21,062 in 1999. The remaining unpaid portion was eventually canceled on July 1, 1999 as part of our debt restructuring. For a more complete description of our debt restructuring, see “Certain Relationships and Related Transactions.” Dr. Ngo was engaged by us as a consultant on October 1, 1999.

(6)	Represents $27,710 of vacation pay paid to Dr. Ngo in 1999 and $111,000 of salary continuation per his employment agreement which was accrued and eventually canceled in July 1999 as part of our debt restructuring. For a more complete description of our debt restructuring, see “Certain Relationships and Related Transactions”.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

% of Total Options
	Number of Securities	Granted to
	Underlying Options	Employees in Fiscal	Exercise or Base	Expiration
Name	Granted (1)	Year (2)	Price ($/Sh)	Date

Gary Dreher, President and CEO	350,000	80.5%	4.00	8/31/06

(1)	Includes 25,000 options granted as incentive stock options and 325,000 options granted as non-qualified stock options, all under our 1999 stock option plan. All of these options became exercisable on the date of grant.

(2)	Based on an aggregate of 435,000 options granted to employees in fiscal 2001.

III-3

AMDL, INC.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

Number of Securities
	Shares		Underlying Unexercised
	Acquired on	Value	Options at FY-End	Value of Unexercised In-the
	Exercise	Realized	(#)	Money Options at FY-End ($)
Name	#)	($)	Exercisable/Unexerciseable	Exercisable/Unexercisable (1)

Gary Dreher, President and CEO	0	0	1,101,250 / 0	$823,500/0

(1)	Based on a price of $2.49 per share, the closing price as reported on the American Stock Exchange on December 31, 2001.

Director Compensation

     Certain members of our board of directors receive cash compensation for their services on committees at the rate of $1,000 per month per committee.

Employment Agreements

     On November 23, 1999, we entered into an employment agreement with Mr. Dreher. The agreement, which has a term of five years, provided for an annual base salary of $222,000 effective January 1, 2000. Effective March 1, 2002, his annual base salary was increased to $330,000. In consideration of this increase, Mr. Dreher agreed to cancel the provisions of his employment agreement providing for annual cash bonuses subject to meeting certain sales goals. No bonus based upon sales was paid for the year ended December 31, 2001; however, in January 2001 the compensation committee approved a discretionary bonus of $75,000 to Mr. Dreher.

Change in Control Severance Pay Plan

     On November 15, 2001, our board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director who may become entitled to benefits under the plan did not participate in the deliberations or the vote to approve the plan.

     The plan covers the persons who at any time during the 90-day period ending on the date of a change in control, are employed by the company as Chief Executive Officer and/or President and are not party to a separate agreement which makes such person ineligible to participate in the plan. These persons become eligible for benefits under the plan if (1) (a) the company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the company for good reason (as defined in the plan) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs. These persons also become eligible for benefits under the plan if the person terminates employment with the company for any reason during a one month period commencing six months following a change in control as defined in the plan.

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

III-4

AMDL, INC.

Report of the Compensation Committee on Executive Compensation

     Our Compensation Committee has issued the following report:

     Compensation Philosophy. The Compensation Committee is responsible for developing and recommending the company’s executive compensation policies to the board of directors. The executive compensation philosophy of the company is to (i) attract and retain qualified management to run the business efficiently and guide the company’s growth in both existing and new markets, (ii) establish a link between management compensation and the achievement of the company’s annual and long-term performance goals, and (iii) recognize and reward individual initiative and achievement.

     Base Salaries. Base salaries for management employees are based primarily on the responsibilities of the position and the experience of the individual, with reference to the competitive marketplace for management talent, measured in terms of executive compensation offered by comparable companies in related businesses. Increases in base salaries are based upon the performance of the executive officers as evaluated by the Compensation Committee.

     Cash Bonuses. Cash bonuses are awarded, at the discretion of the Compensation Committee, to executive officers based in part on the overall financial performance of the company and in part on the performance of the executive officer. The financial performance of the company is measured by revenue and operating income growth and actual performance against budgeted performance. In 2001, a $75,000 cash bonus was paid to the CEO based upon his performance.

     Stock Options. The company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the company. During 2001, options to purchase an aggregate of 515,000 shares were granted to executives and directors of the company.

     CEO Compensation. Mr. Dreher’s compensation for fiscal 2001 was $248,000 in accordance with the terms of his Employment Agreement with the company. Mr. Dreher also received a performance based cash bonus of $75,000 as well as $59,650 for the purchase of a golf club membership (including $20,000 for income taxes based on the value of the membership). On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.

     Compensation Limitations. Under section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-base compensation and stock options provided certain requirements such as stockholder approval, are satisfied. The company plans to take actions, as necessary, to insure that its stock option plans and executive compensation plans qualify for exclusion.

Douglas C. MacLellan William M. Thompson III, M.D. Gary L. Dreher Edward R. Arquilla, M.D., Ph.D. COMPENSATION COMMITTEE

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters.

     The following table shows the beneficial ownership of our shares of common stock as of March 19, 2002 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

III-5

AMDL, INC.

	Number of		Percentage
Name and Address (1)	Shares		Owned

Gary L. Dreher	3,101,350	(2)	27.3%
William M. Thompson III, M.D. 7822 Beach Blvd., Suite 452 Huntington Beach, CA 92647	293,474	(3)	3.4%
Douglas C. MacLellan 8324 Delgany Avenue Playa del Rey, CA 90293	144,083	(4)	1.7%
Edward R. Arquilla, M.D., Ph.D. Department of Pathology University of California – Irvine Irvine, CA 92697	133,153	(5)	1.6%
Fong Lin (“David”) Huang, M.D. 2F, 10, Alley 7, Lane 283, Sec. 3 Roosevelt Road Taipei, Taiwan	2,035,000	(6)	24.5%
Vivian B. Frazier	59,000	(7)	(8)
Arthur S. Rosten	4,000	(9)	(8)
Chinese Universal Technologies Co., Ltd. 7F-3B1, 61 SEC GUN GYI Road 403 Taichuna, Taiwan	2,000,000	(10)	24.2%
RAB Europe Fund Ltd. c/o RAB Capital Limited 1 Adam Street London WCN6LE England	760,000	(11)	9.0%
RAB Europe Partners c/o RAB Capital Limited 1 Adam Street London WCN6LE England	190,000	(12)	2.3%
HSBC Securities (USA), Inc. 452 Fifth Avenue New York, NY 10018	600,000		7.3%
All Directors and Officers as a group (7 persons)	3,770,060		37.7%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 1,250 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $28.00 per share, 250,000 shares of common stock issuable upon the exercise of options at $0.68 per share, 300,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 100,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 350,000 shares of common stock issuable upon the exercise of options at $4.00 per share and 100,000 shares of common stock issuable upon the exercise of options at $2.25 per share. Also includes 2,000,000 shares of common stock for

III-6

AMDL, INC.

which Mr. Dreher serves as a voting co-trustee (see footnotes (6) and (10) below) of which he disclaims beneficial ownership.

(3)	Includes 188,283 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share and 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share.

(4)	Includes 53,583 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share and 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share.

(5)	Includes 33,333 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share and 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share.

(6)	Includes 2,000,000 shares of common stock held by Chinese Universal Technologies Co., Ltd., of which Mr. Huang is an affiliate. To our knowledge, Mr. Huang does not disclaim beneficial ownership of these shares. See footnote (10) below with respect to the Voting Trust Agreement pertaining to such shares. Also includes 35,000 shares of common stock issuable upon exercise of options at $4.00 per share.

(7)	Represents 10,000 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 25,000 shares of common stock issuable upon the exercise of options at $4.00 per share and 4,000 shares of common stock issuable upon the exercise of options at $2.25 per share. Does not include options to purchase up to 5,000 shares of common stock issuable upon the exercise of outstanding options that are subject to vesting.

(8)	Less than one percent.

(9)	Includes 4,000 shares of common stock issuable upon the exercise of options at $2.25 per share.

(10)	These 2,000,000 shares of common stock are subject to a Voting Trust Agreement dated as of December 14, 2000 pursuant to which Jeanne Lai and Gary L. Dreher serve as voting co-trustees. The Voting Trust Agreement provides that during its 10 year term, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor shall always, in any election of directors, vote in favor of one nominee of Chinese Universal Technologies Co., Ltd., and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor (or opposed or in abstention) with regard to all such matters, otherwise such vote shall not be counted as having been voted on a proposal, except that the vote or proxy of only one trustee shall be required to count the shares as present for purposes of establishing a quorum.

(11)	Includes warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share.

(12)	Includes warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.

III-7

AMDL, INC.

Item 12. Certain Relationships and Related Transactions.

Cancellation of Indebtedness

          In June 1999, the board of directors approved a debt restructuring with certain holders of accrued salaries and other forms of indebtedness. We entered into debt restructuring agreements with seven current and former officers, directors and employees. Pursuant to these agreements, the former employees, officers and directors agreed to cancel accrued salaries and other forms of indebtedness totaling $850,060 in exchange for cash consideration in the aggregate amount of $84,412 and warrants to purchase an aggregate of 510,937 shares of common stock at an exercise price of $.68 per share. The warrants may be exercised at any time commencing on July 1, 1999 and expiring on July 1, 2004.

	Cash Received	Warrants Received

Thomas V. Tilton	15,387	92,322
That T. Ngo	21,835	131,011
William M. Thompson, III	25,825	154,950
Douglas C. MacLellan	3,375	20,250
Donald Rounds	8,150	48,900
Edward R. Arquilla	0	9,000
Harry Berk	9,840	54,504

TOTAL	84,412	510,937

Chinese Universal

          On December 19, 2000, we sold to Chinese Universal 2,000,000 shares of our common stock at a price of $1.35 per share for $700,000 cash and a secured promissory note in the principal amount of $2,000,000 due February 1, 2001. The note included imputed interest, computed at 7% per annum. Chinese Universal paid the note in full on January 30, 2001. The 2,000,000 shares of common stock currently represent approximately 24.2% of our total issued and outstanding common stock.

          As part of the transactions described above, Chinese Universal acquired a significant interest in us. However, as a condition to the sale of the shares of common stock, Chinese Universal was required to cause the shares to be deposited with Jeanne Lai, President of Chinese Universal, and Gary L. Dreher, as voting trustees, under a Voting Trust Agreement dated as of December 14, 2000. The Voting Trust Agreement provides that during the ten (10) year term of the Voting Trust Agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters lest the voting trustees’ votes not be counted except for purposes of a quorum for voting on such proposal. Chinese Universal nominated Fong Lin (“David”) Huang, M.D. for director.

          Concurrently, with the sale of the shares to Chinese Universal, we, under an Exclusive Distribution Agreement with Chinese Universal, sold to Chinese Universal for $300,000 cash, the exclusive distribution rights for five years to market and distribute our micro-titer plate based DR-70® in vitro diagnostic kits in the Asian markets of Taiwan, Hong Kong, Korea, Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia. Under the Exclusive Distribution Agreement, Chinese Universal was required to purchase a minimum of 10,000 kits per year. In December 2001, we terminated this agreement due to Chinese Universal not meeting the required minimum purchase amount.

III-8

AMDL, INC.

          We received a non-refundable deposit of $200,000 from Chinese Universal as part of an agreement to secure the rights to purchase the patents for combination gene therapy. Due to Chinese Universal not completing the purchase, the company recorded the deposit as licensing revenue in the year ended December 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

Exhibit No.

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(13)

4.2	Certificate of Designations(13)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(14)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)

10.2	Option for Marketing Rights between the Company and Biotech Marketing Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)

10.2(a)	Second Amendment between the Company and Biotech Marketing Group, Inc., dated February 4, 1991(2)

10.3	Agreement between the Company and AMDL Canada, Inc., dated January 21, 1992(2)

10.4	The Company’s 1988 Incentive Stock Option Plan(4)

10.5	The Company’s 1992 Stock Option Plan(2)

10.6	Research Agreement between the Company, The Alberta Cancer Board and AMDL Canada, Inc., dated September 10, 1991(2)

10.7	Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)

10.8	Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)

10.9	Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)

10.10	Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

10.11	Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)

10.12	Contract for Performance of Services between the Company and Glen R. Justice, M.D., dated May 15, 1991, as amended by letter dated May 26, 1992(2)

10.13	Contract for Performance of Services between the Company and Sally Ann Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)

III-9

AMDL, INC.

10.14	Employment Agreement between the Company and Edward L. Stephen, D.V.M. dated January 15, 1993(5)

10.15	Employment Agreement between the Company and William M. Thompson III, M.D., dated February 22, 1993(5)

10.16	Employment Agreement between the Company and Harry Berk, dated March 10, 1993(5)

10.17	The Company’s 1994 Stock Option Plan (6)

10.18	Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)

10.19	Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993(6)

10.20	Employment Agreement between the Company and That T. Ngo, dated June 1, 1994(7)

10.21	Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994(7)

10.22	Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995(7)

10.23	Operating Agreement of ICD, L.L.C.(7)

10.24	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.25	Sub-Lease Agreement between UniSyn Technologies, Inc., and the Company, dated February 1995, regarding the premises located at 14272 Franklin Avenue, Tustin, California(7)

10.26	Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994(7)

10.27	The Company’s Stock Bonus Plan(8)

10.28	Form of International Distribution Agreement of ICD, L.L.C.(8)

10.29	Employment Agreement between the Company and Harry Berk, dated January 1, 1996(8)

10.30	Form of Accrued Salary Payment Agreement between the Company and Various Employees and Former Employees dated September 20, 1996(9)

10.31	Employment Agreement between the Company and That T. Ngo, dated October 1, 1996(7)

10.32	Employment Agreement between the Company and Ronald J. Moore, dated October 23, 1996(9)

10.33	Employment Agreement between the Company and Harry Berk, dated January 1, 1997(9)

10.34	Employment Agreement between the Company and Donald C. Swanson, dated May 5, 1997(10)

10.35	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(10)

10.36	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(11)

10.37	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(11)

10.38	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)

III-10

AMDL, INC.

10.39	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)

10.40	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(11)

10.41	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (11)

10.42	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)

10.43	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)

10.44	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(12)

10.45	The Company’s 1999 Stock Option Plan(12)

10.46	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(12)

10.47	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(12)

10.48	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(12)

10.49	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(12)

10.50	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(12)

10.51	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(12)

10.52	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(12)

10.53	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(12)

10.54	Employment Agreement of Gary L. Dreher dated November 23, 1999(13)

10.55	Consulting Agreement with That T. Ngo dated October 1, 1999(13)

10.56	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(13)

10.57	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(14).

10.58	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(14)

10.59	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.60	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.61	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(14)

III-11

AMDL, INC.

10.62	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(15)

10.63	Executive Management Change in Control Severance Plan (16)

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1992.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1994.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(13)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(15)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(16)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

21.1 Subsidiaries

       Not Applicable.

III-12

AMDL, INC.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, INC.

By:	/s/ Gary L. Dreher Gary L. Dreher President and Chief Executive Officer

By:	/s/ Arthur S. Rosten Arthur S. Rosten Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher Gary L. Dreher	President and Chief Executive Officer and Director (principal executive officer)	March 20, 2003

/s/ Arthur S. Rosten Arthur S. Rosten	Chief Financial Officer (principal financial and accounting officer)	March 20, 2003

/s/ William M. Thompson William M. Thompson III, M.D.	Chairman of the Board	March 20, 2003

/s/ Edward R. Arquilla Edward R. Arquilla, M.D.	Director	March 20, 2003

/s/ Douglas C. MacLellan Douglas C. MacLellan	Director	March 20, 2003

/s/ Marvin E. Rosenthale Marvin E. Rosenthale	Director	March 20, 2003

III-13

AMDL, INC.

CERTIFICATIONS

I, Gary L. Dreher, certify that:

1.     I have reviewed this annual report on Form 10-KSB/A of AMDL, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: March 20, 2003

/s/ Gary L. Dreher

Gary L. Dreher
Chief Executive Officer

III-14

AMDL, INC.

CERTIFICATIONS

I, Arthur S. Rosten, certify that:

1.     I have reviewed this annual report on Form 10-KSB/A of AMDL, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: March 20, 2003

/s/ Arthur S. Rosten

Arthur S. Rosten
Chief Financial Officer

III-15

AMDL, INC.

EXHIBIT INDEX

Exhibit No.
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(13)

4.2	Certificate of Designations(13)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(14)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)

10.2	Option for Marketing Rights between the Company and Biotech Marketing Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)

10.2(a)	Second Amendment between the Company and Biotech Marketing Group, Inc., dated February 4, 1991(2)

10.3	Agreement between the Company and AMDL Canada, Inc., dated January 21, 1992(2)

10.4	The Company’s 1988 Incentive Stock Option Plan(4)

10.5	The Company’s 1992 Stock Option Plan(2)

10.6	Research Agreement between the Company, The Alberta Cancer Board and AMDL Canada, Inc., dated September 10, 1991(2)

10.7	Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)

10.8	Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)

10.9	Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)

10.10	Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

10.11	Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)

10.12	Contract for Performance of Services between the Company and Glen R. Justice, M.D., dated May 15, 1991, as amended by letter dated May 26, 1992(2)

10.13	Contract for Performance of Services between the Company and Sally Ann Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)

III-16

AMDL, INC.

10.14	Employment Agreement between the Company and Edward L. Stephen, D.V.M. dated January 15, 1993(5)

10.15	Employment Agreement between the Company and William M. Thompson III, M.D., dated February 22, 1993(5)

10.16	Employment Agreement between the Company and Harry Berk, dated March 10, 1993(5)

10.17	The Company’s 1994 Stock Option Plan (6)

10.18	Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)

10.19	Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993(6)

10.20	Employment Agreement between the Company and That T. Ngo, dated June 1, 1994(7)

10.21	Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994(7)

10.22	Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995(7)

10.23	Operating Agreement of ICD, L.L.C.(7)

10.24	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.25	Sub-Lease Agreement between UniSyn Technologies, Inc., and the Company, dated February 1995, regarding the premises located at 14272 Franklin Avenue, Tustin, California(7)

10.26	Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994(7)

10.27	The Company’s Stock Bonus Plan(8)

10.28	Form of International Distribution Agreement of ICD, L.L.C.(8)

10.29	Employment Agreement between the Company and Harry Berk, dated January 1, 1996(8)

10.30	Form of Accrued Salary Payment Agreement between the Company and Various Employees and Former Employees dated September 20, 1996(9)

10.31	Employment Agreement between the Company and That T. Ngo, dated October 1, 1996(7)

10.32	Employment Agreement between the Company and Ronald J. Moore, dated October 23, 1996(9)

10.33	Employment Agreement between the Company and Harry Berk, dated January 1, 1997(9)

10.34	Employment Agreement between the Company and Donald C. Swanson, dated May 5, 1997(10)

10.35	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(10)

10.36	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(11)

10.37	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(11)

10.38	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)

III-17

AMDL, INC.

10.39	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)

10.40	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(11)

10.41	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (11)

10.42	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)

10.43	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)

10.44	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(12)

10.45	The Company’s 1999 Stock Option Plan(12)

10.46	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(12)

10.47	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(12)

10.48	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(12)

10.49	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(12)

10.50	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(12)

10.51	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(12)

10.52	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(12)

10.53	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(12)

10.54	Employment Agreement of Gary L. Dreher dated November 23, 1999(13)

10.55	Consulting Agreement with That T. Ngo dated October 1, 1999(13)

10.56	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(13)

10.57	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(14).

10.58	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(14)

10.59	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.60	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.61	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(14)

III-18

AMDL, INC.

10.62	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(15)

10.63	Executive Management Change in Control Severance Plan (16)

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1992.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1994.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(13)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(15)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(16)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

21.1 Subsidiaries

        Not Applicable.

III-19