Form 10QSB/A
period 2002-09-30
AMDL INC
filed 2003-03-21
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

PART I - FINANCIAL INFORMATION

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

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product sales	$20,748	$30,515	$94,554	$127,102
Licensing	—	215,517	—	246,552

	20,748	246,032	94,554	373,654
Cost of sales	10,144	12,728	44,209	51,351

Gross profit	10,604	233,304	50,345	322,303
Operating expenses:
Research and development	69,247	49,140	310,005	111,203
Non-cash consulting	24,400	—	612,387	859,310
General and administrative	459,101	535,225	2,195,089	1,165,481

	552,748	584,365	3,117,481	2,135,994

Loss from operations	(542,144)	(351,061)	(3,067,136)	(1,813,691)
Interest income	4,081	50,802	20,801	109,523

Net loss	$(538,063)	$(300,259)	$(3,046,335)	$(1,704,168)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.36)	$(0.25)

Weighted average shares outstanding	8,744,862	8,034,911	8,480,802	6,688,058

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended September 30, 2002 and 2001

NOTE 1 – MANAGEMENT’S REPRESENTATION

     The financial statements included herein have been prepared by AMDL, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB/A.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The current level of revenues from the sale of DR-70® kits to our distributors and the one OEM product are not sufficient to finance current operations and the cost of the colon cancer samples and the clinical trials needed for the FDA approval process. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to finance the costs of FDA approval of DR-70® and to pay ongoing general and

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2002 and 2001

administrative expenses of our business. There are no definitive commitments to provide the required capital. Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. In addition, any equity financing may involve substantial dilution to our shareholders. The Company is also making efforts to license our combination immunogene therapy technology by entering into a strategic relationship with a larger company. It is anticipated that a successful transaction would provide up-front cash to the Company which would enable the Company to fund future operations; however, there is no assurance that a transaction will be consummated nor can the Company anticipate the amount of any up-front cash available. Accordingly, the Company believes that its cash position of $760,999 at September 30, 2002 is sufficient to fund its operations and working capital requirements only through March 31, 2003.

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

Segments of an Enterprise and Related Information

During the three months ended September 30, 2002, approximately 2% of our sales were to customers in foreign countries. Customers in the United Kingdom accounted for approximately 2% of total sales, or 100% of foreign sales. During the three months ended September 30, 2001, approximately 38% of our sales were to customers in foreign countries. Customers in the United Kingdom accounted for approximately 21% of total sales, or 55% of foreign sales, and customers in Taiwan accounted for approximately 15% of total sales, or 39% of foreign sales. During the nine months ended September 30, 2002, approximately 25% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 24% of total sales, or 95% of foreign sales. During the nine months ended September 30, 2001, approximately 52% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 31% of total sales, or 59% of foreign sales and customers in the United Kingdom accounted for approximately 19% of total sales, or 36% of foreign sales. All of the Company’s assets are held in the Unites States and all transactions are denominated in U.S. dollars. The Company currently operates in one segment.

Reclassifications

Certain reclassifications were made to the prior period amounts, in order to conform with current period presentation.

NOTE 3 – STOCK ISSUANCES

On November 15, 2001, the Company authorized the issuance of 200,000 shares of our common stock to International Consulting Partners, a consultant, for financial consulting services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the trading price of our common stock on the date of issuance. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585 was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085 was charged to consulting expense in May 2002.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2002 and 2001

On January 22, 2002, the Company issued 25,000 shares of common stock to International Communications Corp., a consultant, for investor relations services rendered in connection with the raising of capital. These shares were valued at $57,375, based upon the trading price of our common stock on the date of issue. The value of the shares was initially charged to equity as cost of funding and subsequently expensed as aborted offering costs as of June 30, 2002.

On April 25, 2002, the Company issued 380,000 shares of common stock upon exercise of an aggregate of 380,000 previously outstanding warrants and options at $0.68 per share. The Company received gross proceeds of $258,400 and paid direct expenses of $4,451. The shares were registered on Form S-3 under the Securities Act of 1933, as amended.

On May 3, 2002, the Company issued 35,000 shares of common stock to International Communications Corp. for consulting services rendered in connection with the raising of capital. These shares were valued at $81,812, based upon the trading price of our common stock on the date of issue. The value of the shares was expensed as aborted offering costs.

On May 10, 2002, the Company authorized the issuance of 66,666 shares of common stock to International Consulting Partners, a consultant for continuing financial consulting services to be rendered over the two-month period ending July 15, 2002. The Company issued 33,333 shares to the consultant for services through June 15, 2002. These shares were valued at $36,833, based upon the trading price of our common stock on that date, and charged to consulting expense. On July 17, 2002, the Company issued 33,333 shares of common stock to the consultant for services rendered through July 15, 2002 which were valued at $17,000, based upon the trading price of our common stock on that date, and charged to consulting expense.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2002 and 2001

NOTE 5 – CONTINGENCIES

Litigation

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim seeking substantial damages and injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief in the Canadian case seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to these actions is reflected in the accompanying financial statements. If AcuVector is successful, the Company may be liable for substantial damages, its rights to the intellectual property will be adversely affected, and the Company’s future prospects for licensing the technology will be significantly impaired.

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

NOTE 6 – SUBSEQUENT EVENTS

On October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. As these shares are being offered to third parties in arms length transactions, the net cash received from stock sales will be recorded as an increase in stockholders’ equity. As of January 31, 2003, 250,000 shares of common stock have been sold to one investor in the Regulation S Offering at a price of $0.40 per share. The Company is also conducting a companion offering in the United States under Regulation D (Regulation D Offering) under the same terms and conditions as the Regulation S Offering. As of January 31, 2003, no shares have been sold in the Regulation D Offering.

Also on October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to International Consulting Partners, a consultant for financial consulting services to be rendered thereafter on a month to month basis. As of November 12, 2002, no services had been rendered by the consultant and no shares had been issued. However, on January 31, 2003, the Company issued an aggregate of 99,999 shares of common stock (33,333 shares per month for the three months ended January 31, 2003) for consulting services to the same consultant pursuant to the prior authorization. These shares were valued at $47,032, based upon the trading price of the common stock on the dates earned, and charged to consulting expense.

On October 24, 2002, the board of directors authorized the issuance of 40,000 shares of common stock to Marcel Ewald, a consultant, for financial and investor relations consulting services in Europe. The consulting agreement provides for the shares to be held in escrow for a period of one year with delivery contingent on the Company’s satisfaction with the services. The 40,000 shares were issued and placed in escrow on November 21, 2002. These shares were valued at $25,500, based upon the trading price of the common stock on that date, and charged to consulting expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Total assets decreased from $5,026,404 at December 31, 2001 to $2,832,637 at September 30, 2002. The decrease is a result of cash used for research and development and losses incurred in operations.

     From December 31, 2001 to September 30, 2002, our cash and cash equivalents decreased by $2,168,834 as a result of (i) expenditures for research and development, including $109,653 for research studies, (ii) operations, including investor relations costs of $401,476, (iii) legal fees of $253,095 and (iv) aborted offering costs of $130,584. As of January 31, 2003, cash is being depleted at the rate of approximately $160,000 per month, excluding clinical trials costs. To complete the clinical trials and submission of our DR-70® kit for FDA approval, we estimate additional costs will be approximately $350,000. The Company does not have sufficient funds on hand to pay for the costs of the required future clinical trials. Where the Company can pay for services (e.g. financial consulting and investor relations services) using shares of its common stock, the Company takes advantage of these opportunities to conserve cash.

     There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of any strong distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our new distributor in Taiwan and Hong Kong. In addition, the lack of a market for our PyloriProbe product due to changes in technology and the presence of improved competitive products in the United States has led us to conclude that our investment in this product and any inventory on hand will have no further realizable value domestically. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. The Company’s limited sales to date and the lack of any purchase requirements in the existing distribution agreements, makes it impossible to identify any trends in our business prospects.

     The current level of revenues are not sufficient to maintain operations and fund the costs of the colon cancer samples and conduct the clinical trials required for the FDA process. Accordingly, the Company is currently conducting an offering in Europe under Regulation S (“Regulation S Offering”) for the offer and sale of up to 1,575,000 shares of common stock at 70% of the current market price, subject to a floor price of $.35 per share in arms-length negotiated transactions with independent third parties. 250,000 shares have been sold to one investor at $0.40 per share as of January 31, 2003 in the Regulation S Offering. The Company is also conducting a companion offering in the United States under Regulation D (Regulation D Offering) under the same terms and conditions as the Regulation S Offering. As of January 31, 2003, no shares have been sold in the Regulation D Offering. There is no assurance that the Company will be successful in the Regulation S Offering or Regulation D Offering or will receive any additional net proceeds from the Regulation S Offering or the Regulation D Offering or any other future equity offering.

     The Company does not expect to incur any material capital expenditures until sales volume increases substantially. Any required future capital expenditures for manufacturing equipment will be funded out of future revenues or additional equity. The Company does not have any long term or contingent obligations which must be satisfied. Accordingly, the Company believes that its cash position of $760,999 at September 30, 2002 is sufficient to fund its operations and working capital requirements only through March 31, 2003.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     During the three months ended September 30, 2002, the Company generated $20,748 from product sales compared to revenues from product sales for the three months ended September 30, 2001 of $30,515. Our product sales are further broken down as follows:

	Three months ended		Three months ended

	September 30, 2002		September 30, 2001

	Domestic	Foreign	Domestic	Foreign
DR-70® kits	$692	$416	$1,378	$12,547
OEM Products	19,640	0	16,590	0

TOTAL	$20,332	$416	$17,968	$12,547

     The decline in sales and continued low level of sales is disappointing to management of the Company. The current distributor in Taiwan and Hong Kong and the distributors in the United have performed substantially below their own projections. Our distributors advise that market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval and that the United Kingdom regulatory authorities have taken a longer time to clear the DR-70® for import than initially thought. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval. In the three months ended September 30, 2001, we recorded $200,000 of one time licensing revenuing from Chinese Universal Technologies (“CUT”) because CUT did not complete its obligation under its corresponding license agreement with the Company. We also recorded licensing revenues of $15,517 related to the terminated agreement with the former distributor. In 2002, no comparable amounts of other income or licensing revenue were recorded and there were no license agreements in effect. Gross profit on product sales decreased by $7,183 or 40.4% to $10,604 for the three months ended September 30, 2002, compared to $17,787 for the period ended September 30, 2001. The decrease in gross profit was due to a decrease in product sales of $9,767. The Company’s gross profit on product sales was 51.1% for the three months ended September 30, 2002 as compared to 58.3% for the prior year period. The decrease is due to the lower proportion of DR-70® compared to total product sales in 2002. Research and development expenses for the three months ended September 30, 2002 were $69,247 as compared to $49,140 for the three months ended September 30, 2001. The increase of $20,107 was primarily a result of research studies costing $19,782. The significant components of general and administrative expenses for the three months ended September 30, 2002 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses. General and administrative expenses, excluding non-cash amounts of $24,400 for the three months ended September 30, 2002, decreased by $76,124 from $535,225 for the three months ended September 30, 2001 to $459,101 for the three months ended September 30, 2002 primarily as a result of a decrease in legal costs of $26,486 and in travel costs of $36,385. As a result of the above, in the three months ended September 30, 2002, the Company’s net loss was $538,063 or $(0.06) per share compared to a net loss of $300,259 or $(0.04) per share for the same period in the prior year.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     During the nine months ended September 30, 2002, the Company generated $94,554 from product sales compared to revenues from product sales for the nine months ended September 30, 2001 of $127,102. Our product sales are further broken down as follows:

	Nine months ended		Nine months ended

	September 30, 2002		September 30, 2001

	Domestic	Foreign	Domestic	Foreign
DR-70® kits	$3,102	$26,407	$2,067	$52,189
OEM Products	65,045	0	72,846	0

TOTAL	$68,147	$26,407	$74,913	$52,189

     The decline in sales and continued low level of sales is disappointing to management of the Company. The current distributor in Taiwan and Hong Kong and the distributors in the United Kingdom have performed substantially below their own projections because of the factors described above (e.g. the lack of FDA approval). In the nine months ended September 30, 2001, we recorded $200,000 of other income related to a non-refundable deposit of $200,000 from CUT. We also recorded licensing revenues of $46,552 related to the terminated agreement with the former distributor. In 2002, no comparable amounts of other income or licensing revenue were recorded and there were no license agreements in effect. Gross profit on product sales decreased by $25,406 or 33.5% to $50,345 for the nine months ended September 30, 2002, compared to $75,751 for the period ended September 30, 2001. The decrease in gross profit was due to a decrease in product sales of $32,548. The Company’s gross profit on product sales was 53.2% for the nine months ended September 30, 2002 as compared to 59.6% for the prior year period. The decrease in gross profit percentage is the result of lower sales of DR-70® and higher sales of OEM products in the first nine months of the current year over the prior year. Research and development expenses for the nine months ended September 30, 2002 were $310,005 as compared to $111,203 for the nine months ended September 30, 2001. The increase of $198,802 was primarily a result of research studies costing $109,653 and the increased cost of services provided by our principal consultant in the amount of $72,381. The significant components of general and administrative expenses for the nine months ended September 30, 2002 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; professional fees, including legal, audit and patent expenses and aborted offering costs. General and administrative expenses (excluding non-cash amounts of $612,387 and $859,310 in the nine months ended September 30, 2002 and 2001, respectively) increased by $1,029,608 from $1,165,481 to $2,195,089 for the nine months ended September 30, 2002, primarily as a result of increases of: (i) legal fees of $98,143; (ii) the write-off of aborted offering costs of $158,311 (excluding non-cash compensation for services of $139,188) related to fundraising activities; and (iii) investor relations and consulting costs of $467,056 (excluding non-cash compensation for services of $473,199). As a result of the above, in the nine months ended September 30, 2002, the Company’s net loss was $3,046,335 or $(0.36) per share compared to a net loss of $1,704,168 or $(0.25) per share for the same period in the prior year.

Assets and Liabilities

     At September 30, 2002, the Company had total assets of $2,832,637 compared to total assets of $5,026,404 at December 31, 2001. Cash was $760,999 as of September 30, 2002, a decrease of $2,168,834 from the $2,929,833 cash on hand as of December 31, 2001. Cash used in operations was $2,397,119, cash used in investing was $25,664, and cash provided by financing activities from the exercise of warrants and options was $253,949. There were no major cash out-flows other than the funds used in operations.

     Net accounts receivable were $18,183 at September 30, 2002, an increase of $7,896 (76.8%) from the $10,287 at December 31, 2001. Net inventories increased $23,498 (29.6%), to $102,964, from the $79,466 at

December 31, 2001. The increase in net inventories is attributable to increased work in process and raw materials available for DR-70® kit manufacturing.

     Net fixed assets totaled $34,067 at September 30, 2002, an increase of $19,067 (127.1%) from the $15,000 at December 31, 2001. Purchases of equipment, primarily computer equipment and software, totaled $25,664 during the current period, while depreciation and amortization totaled $6,597, resulting in a net increase in fixed assets of $19,067.

     Total liabilities at September 30, 2002 were $229,227, a decrease of $13,767 (5.7%) from the $242,994 at December 31, 2001. Accounts payable and accrued liabilities were $122,269 at September 30, 2002, a decrease of $4,147 (3.3%) from the $126,416 at December 31, 2001. Accrued payroll totaled $76,158 at September 30, 2002, a decrease of $9,620 (11.2%) compared to $85,778 at December 31, 2001, due to a balance of a 2001 bonus to the Company’s CEO being paid in 2002. Accrued interest payable, which is included in accounts payable and accrued liabilities, was $12,675 at December 31, 2001 and at December 31, 2000. Notes payable totaled $25,000 at December 31, 2001 and at December 31, 2000.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Changes in Securities and Use of Proceeds

     On November 15, 2001, the Company authorized the issuance of 200,000 shares of our common stock to International Consulting Partners, a consultant for continuing financial consulting services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the closing price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585 was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085 was charged to consulting expense in May 2002. These shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On January 22, 2002, the Company issued 25,000 shares of common stock to Investor Communication Corp., for public relations and communication services rendered in connection with a plan to raise additional capital. These shares were valued at $57,375, based upon the trading price of our common stock on the date of issue. The shares were initially charged to equity as cost of funding and subsequently expensed as aborted offering costs as of June 30, 2002. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On April 25, 2002, the Company issued 380,000 shares of common stock upon exercise of an aggregate of 380,000 previously outstanding warrants and options at $0.68 per share. The Company received gross proceeds of $258,400 and paid direct expenses of $4,451. The shares were registered on Form S-3 under the Securities Act of 1933, as amended.

     On May 3, 2002, the Company issued 35,000 shares of common stock to Investor Communication Corp., for public relations and communication services rendered in connection with a plan to raise additional capital. These shares were valued at $81,812, based upon the trading price of our common stock on the date of issue. The value of the shares was expensed as aborted offering costs. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On May 10, 2002, the Company authorized the issuance of 66,666 shares of common stock to International Consulting Partners, a consultant for continuing financial consulting to be rendered over the two-month period ending July 15, 2002. The Company issued 33,333 shares to the consultant for services through June 15, 2002. These shares were valued at $36,833, based upon the trading price of our common stock on that date, and charged to consulting expense. On July 17, 2002, the Company issued 33,333 shares of common stock to the consultant for services rendered through July 15, 2002 which were valued at $17,000, based upon the trading price of our common stock on that date, and charged to consulting expense. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

	99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

b)	Reports on Form 8-K

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: March 20, 2003	By:	/s/ Gary L. Dreher

GARY L. DREHER, President

Dated: March 20, 2003	By:	/s/ Arthur S. Rosten

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