Form 10KSB
period 2002-12-31
AMDL INC
filed 2003-03-31
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenue for the fiscal year ended December 31, 2002 was $179,003.

The market value of the voting stock held by non-affiliates of the issuer as of March 24, 2003 was approximately $2,873,000.

The number of shares of the common stock outstanding as of March 24, 2003 was 9,223,322.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

Transitional Small Business Disclosure Format (check one)

     Yes  [  ]     No  [X]

Part 1

Item 1. Description of Business

The Company is a cancer theranostics company, meaning it is involved in both the diagnosis and treatment of the same disease. Hospital, clinical, research and forensic laboratories and doctors’ offices use our products to obtain precise and rapid identification of certain types of cancer and other diseases. We develop, manufacture, market and offer for sale various immunodiagnostic kits for the detection of cancer and other diseases. We have two primary kits: DR-70® for the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon; and liver; and Pylori-Probe™ for detection of Helicobacter Pylori (“H.pylori”), a bacterium that colonizes the mucus lining associated with gastric and peptic ulcers. We have received approvals to import and market DR-70® in Canada, the UK and Australia. We market DR-70® primarily in Europe and Asia through recently developed distribution channels. Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002 we decided to begin the FDA process for approval of our DR-70® kit as an aid in monitoring patients with colorectal cancer. See “Regulation,” below. The DR-70® test is not available in the United States. Pylori- Probe™ is cleared for sale in the United States; however, we do not intend to market the Pylori-Probe™ in the United States because another non-invasive test has been developed by another company, and as a result we believe that the Pylori-Probe™ cannot be competitively marketed at this time in the United States.

Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460.

In September 2001 we registered our common stock under the Securities Exchange Act of 1934 and listed on the American Stock Exchange under the symbol ADL. We no longer meet the standards for a continued listing on AMEX, and AMEX may take action to delist our common stock. No notice has as yet been received from AMEX requesting that we demonstrate compliance with the listing requirements or asserting that we will be delisted. If we are delisted from AMEX, delisting could have a material adverse impact on the market for our common stock. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov or review our public reports at http://www.amdlcorporate.com.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology that is a possible treatment for those diagnosed with cancer for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The standard approach in utilizing gene therapy to combat cancer has been to attempt to replace defective genes in cancer cells, which has proven to be impractical because of the number of genes involved. The combination gene therapy technology invented by Dr. Chang uses GM-CSF (a granulocyte macrophage colony stimulating factor) and B7-2 (a t-cell co-stimulating factor) to both build the body’s immune system and destroy cancer cells. The treatment involves injecting the patient with two genes in one virus carrying a combination of B7-2 and GM-CSF. Dr. Chang completed Phase 1 human clinical trials in Canada before we acquired the technology. Our technology has been shown effective in eradicating experimental human skin and brain tumors implanted in mice. Accordingly, we believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immunomodulating genes. See “Patents,” below.

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that AcuVector had no interest in the technology, when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements. If AcuVector is successful, the Company may be liable for substantial damages, its rights to the intellectual property will be adversely affected, and its future prospects for licensing the technology will be significantly impaired.

Our Products

DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 13 different common cancers, including, but not limited to, lung (small and non-small cell), stomach, breast, rectal, colon, and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70® is a non-invasive blood test, there are no side effects to our test.

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

In addition to the proprietary test kits described above, our primary OEM product is a ketone strip which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. Of total OEM sales for 2002, ketone strips accounted for $140,578, or 94.8%, of these sales. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others that accounted for $7,780, or 4.3%, of our total sales in 2002. We provide our OEM products on a limited basis and do not actively market them. These tests are non-invasive and non-therapeutic diagnostic blood and urine tests performed by a registered technician. The technician takes the patient’s sample and performs the test according to the test’s instructions included in the package to determine whether or not the specific condition being tested exists. Our OEM product test kits are similar, if not substantially the same as, those offered by others. All of our OEM products have been registered with and approved by the FDA, for sale to us and others, by the respective manufacturers. We purchase these products from the manufacturer and resell them under our label. We do not have any exclusive or nonexclusive rights to the technology relating to the OEM products. As these tests are administered in vitro, there are no side effects associated with our OEM products. The package insert describes the possibility that there may be false positives or false negatives associated with the administration of the specific test. The incidence of false positives or negatives from our OEM test kits is similar to that experienced with other comparable test kits.

In July 2002 the FDA inspected our facilities and found no deficiencies. All of our OEM products are Class I (Good Manufacturing Practices not required) or Class II (Good Manufacturing Practices required, as defined by the FDA guidelines) devices and our facilities meet the Good Manufacturing Practices requirements for each of our OEM products. We are licensed by the State of California to produce our proprietary and OEM products at our Tustin office location.

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

Our objective is to be a leading provider of cancer-detecting immunodiagnostic kits. In order to meet our objective, we plan to do the following:

•	Obtain U.S. FDA clearance as well as international approvals and insurance reimbursements for our DR-70® product

•	Continue to distribute DR-70® kits in current markets of Europe and Asia

•	Develop additional DR-70® distribution channels in existing markets

•	Develop DR-70® distribution channels in new markets

•	Pursue one or more strategic partners to license and develop our combination immunogene therapy technology for the treatment of cancer and potentially a vaccine inhibiting certain cancers

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

Sales and Marketing

In exchange for relinquishing all of its exclusive Canadian and limited worldwide marketing rights for DR-70®, we made eighteen monthly payments of $750 to JGT Management Services Ltd. (JGT), an unrelated third party, commencing October 1998. In addition, we are required to pay to JGT a royalty fee equal to 2.5% of gross sales of DR-70® on a quarterly basis. During the year ended December 31, 2002 we paid $1,798 to JGT. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003.

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

In December 2001, we terminated our sole exclusive distribution agreement, with Chinese Universal Technologies Co., Ltd. (“Chinese Universal”). The agreement granted Chinese Universal the exclusive right to distribute, market and sell our DR-70® diagnostic kits in Taiwan, Hong Kong, Korea, the Philippines, Japan, Singapore, Malaysia, Thailand, Vietnam and Cambodia through October 31, 2005. Chinese Universal failed to make minimum purchases of approximately $2.5 million per year (10,000 DR-70® kits) for the first year as required under the agreement. Under the terms of the agreement, Chinese Universal paid us $300,000 as a license fee. Of this amount, $5,172 (one month) was included in revenue in the year ended December 31, 2000 and the balance was recorded as deferred revenue at December 31, 2000. On termination of the agreement in December 2001, all unamortized deferred revenue was recognized.

On January 30, 2002, we granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the exclusive right to sell DR-70® kits in Taiwan and Hong Kong during the one-year period ending January 31, 2003, when the agreement expired. GAST may not manufacture, sell or distribute competitive products for a three-year period after the termination of the agreement. All sales of DR-70® kits made to GAST are on our standard terms applicable to all distributors. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan.

Currently, our licensing efforts are focused on seeking additional exclusive and non-exclusive distribution agreements with distributors located in Europe, Asia, South America, Africa, Australia, and Canada, where we have obtained, or believe we can obtain, regulatory approval. Health Canada has issued a Medical Device License to the Company. This license permits the Company to market DR-70® in Canada and is renewable annually. Accordingly, we intend to enter into agreements with distributors who will market DR-70® throughout Canada. In January 2003, the Therapeutic Goods Administration, Commonwealth Department of Health and Ageing, Australia, issued to AMDL Australia Pty. Ltd, our identified Australian distributor, a Certificate of Device Listing. We have not yet finalized the terms of our exclusive distribution agreement with AMDL Australia Pty. Ltd. At the time we enter into a distribution agreement, we normally grant a license to use the name DR-70® and provide narrow territorial restrictions for each distributor.

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

We have not yet submitted an application to the U.S. FDA to sell DR-70® in the United States. In September 2002 we submitted our Pre-Investigational Device Exemption packet to the FDA and we are in the final stages of responding to FDA comments. In the packet submitted to the FDA we explain how the DR-70® test identifies the named cancer and the scientific principle that forms the basis of how the test works. We also describe the study we will undertake to prove the safety and efficacy of the test. We have completed the pre-clinical precision study, which validates the consistency, reproducibility and stability of our DR-70® kit and is required by the FDA. The next portion of the FDA approval process consists of procuring the required specimens and conducting clinical trials comparing our DR-70® antigen to the currently accepted assay, CEA. We expect to acquire the blood samples in second quarter 2003 and when funds become available we plan to conduct the clinical trials and submit the results to the FDA for review. In addition to that which was originally submitted, our ultimate submission to the FDA will include any suggested tests or information required by the FDA. Since the response of the FDA to our ultimate submission cannot be anticipated, no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion.

In addition, each foreign jurisdiction may have separate and different approval requirements and processes. Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In our past experience, once a foreign approval is obtained, it is generally renewed on a periodic basis, annually or otherwise. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70® from the United States to the United Kingdom, allowing DR-70® to be sold in the United Kingdom.

In June 1995, we received approval from the Cross Cancer Institute in Canada to apply for marketing clearance for our DR-70® lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, we received marketing clearance from the Health Protection Branch in Canada. The clearance had lapsed due to procedural changes but a new license from the Health Protection Branch was issued on January 25, 2002. The Health Protection Branch is currently reviewing our application for an amendment to our medical device license.

In January 2003, the Therapeutic Goods Administration, Commonwealth Department of Health and Ageing, Australia, issued to AMDL Australia Pty. Ltd, our identified Australian distributor, a Certificate of Device Listing in respect of our DR-70® kit, permitting sales in Australia.

PyloriProbe™. In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the PyloriProbe™ diagnostic kit. PyloriProbe™ is not being sold. As another non-invasive test exists, the Company does not believe that the PyloriProbe™ can be competitively marketed in the United States.

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

Patents

Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties. The United States Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on December 9, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on March 6, 2015. We have four additional patent applications pending in the United States with respect to our methodology for the DR-70® tumor-markers as reliable indicators of the presence of cancer.

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

In early 2003, Australia granted us a patent for our humanized mouse model technology acquired from Dr. Chang. This technology is a research tool suitable for the evaluation of anti-human tumor immunity and the identification of immunomodulating genes.

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

Research and Development

During the last two fiscal years ended December 31, 2002 and 2001, we spent $400,624 and $174,611, respectively, on research and development. During the 2003 fiscal year we expect to incur approximately $450,000 for research and development, including $436,000 for the FDA DR-70® application. This amount is exclusive of the costs of our principal scientific consultant, Dr. That T. Ngo, who is compensated on an hourly basis for research work on our technology.

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

Employees

As of March 1, 2003, we had four full-time employees. From time to time, we supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.

Item 2. Description of Properties

Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at a monthly rate of $6,373 per month, including property taxes, insurance and maintenance. Our lease expires on July 31, 2004.

Item 3. Legal Proceedings

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that AcuVector had no interest in the technology, when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements. If AcuVector is successful, the Company may be liable for substantial damages, its rights to the intellectual property will be adversely affected, and its future prospects for licensing the technology will be significantly impaired. No significant discovery has as yet been conducted in the case. See Item 1, Description of Business, above.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders for a vote during the fourth quarter of 2002.

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

Set forth in the following table are the high and low bid quotations (for the three quarters ended September 30, 2001) and the high and low closing sale price (for the quarter ended December 31, 2001 and the year ended December 31, 2002) for our common stock. We consider our common stock to be thinly traded and that any reported bid, sale or closing prices may not be a true market-based valuation of our common stock. The bid quotations on the OTC Bulletin Board or in the “pink sheets” represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2001	$2.03	$1.41
June 30, 2001	$3.47	$1.91
September 30, 2001	$5.05	$3.52
December 31, 2001	$3.99	$2.15

Quarter Ended	High	Low

March 31, 2002	$4.38	$1.80
June 30, 2002	$4.00	$1.01
September 30, 2002	$1.15	$0.30
December 31, 2002	$0.85	$0.18

As of March 24, 2003, there were approximately 824 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Number of securities
remaining available
for future issuances
	Number of securities	Weighed-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	2,676,630	$1.62	245,501
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,676,630	$1.62	245,501

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

Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2002, we sold unregistered shares of our securities in the following transactions:

     On November 15, 2001, the Company authorized the issuance of 200,000 shares of our common stock to International Consulting Partners, a consultant for continuing financial consulting services rendered or to be rendered over a six-month period. On each of December 15, 2001 and January 15, 2002 we issued 33,333 shares pursuant to this agreement. These shares were valued at $75,083 and $56,383, respectively, based upon the closing price of our common stock on the date of issue. On February 25, 2002, the Company issued the remaining 133,334 shares to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585, was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085, was charged to consulting expense in May 2002. These shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On January 22, 2002, the Company issued 25,000 shares of common stock to Investor Communication Corp., for public relations and communication services rendered in connection with a plan to raise additional capital. These shares were valued at $57,375, based upon the trading price of our common stock on the date of issue. The shares were initially charged to equity as cost of funding and subsequently expensed as aborted offering costs. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

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

     On October 23, 2002, the board of directors authorized a Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also conducted a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. The aggregate net cash received from the Regulation S and the Regulation D offerings was $104,400, net of cash commissions of $15,600, which amount was recorded as an increase in stockholders’ equity. On December 23, 2002, 250,000 shares of common stock were sold to one investor in the Regulation S Offering at a price of $0.40 per share (generating net proceeds of $87,000, net of cash commissions of $13,000). On February 24, 2003, 50,000 shares were sold to one investor in the Regulation D Offering at a price of $0.40 per share (generating net proceeds of $17,400, net of cash commissions of $2,600). PCNA, SA, a Swiss corporation, acted as our placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 25,000 shares in 2002 and 5,000 shares in 2003. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     Also on October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to International Consulting Partners, a consultant, for further financial consulting services to be rendered thereafter on a month to month basis. On January 31, 2003, the Company issued an aggregate of 99,999 shares of common stock (33,333 shares per month for the three months ended January 31, 2003) for consulting services to the same consultant pursuant to the prior authorization. The 66,666 shares for services rendered in 2002 were valued at $30,600, and the 33,333 for services rendered in 2003 were valued at $16,433 based upon the trading price of the common stock on the dates earned, and these amounts were charged to consulting expense. This consulting arrangement was extended for one additional month and 33,333 shares were issued for services rendered in February 2003 and valued at $11,333 based upon the trading price of the common stock on the date earned, and this amount was charged to consulting expense. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets decreased to $2,434,303 at December 31, 2002 from $5,026,404 at December 31, 2001. The decrease is a result of cash used in operating activities which was partially offset by receipts from the sale of common stock and the exercise of warrants.

Our total outstanding indebtedness increased to $243,585 at December 31, 2002 as compared to $242,994 at December 31, 2001. The increase resulted from increases in operating payables offset, in part, by the forgiveness of certain indebtedness.

From December 31, 2001 to December 31, 2002, our cash and cash equivalents decreased by $2,582,081, primarily as a result of cash used in operating activities. As of March 1, 2003, cash is being depleted at the rate of approximately $135,000 per month exclusive of clinical trial costs which will approximate $85,000 for first quarter 2003. In March 2003, we received a purchase order for ketone strips in the amount of approximately $109,000. We expect to receive additional cash from other product sales, although no other definitive orders or commitments have been received in any significant quantity.

As of March 24, 2003, our cash on hand was approximately $99,000. Without a significant change in sales, our only source of additional funds to meet future operating expenses and the costs of the FDA approval process is the sale of the Company’s securities. The amount of cash on hand is only sufficient to meet our operating expenses through March 31, 2003. In addition, at March 24, 2003, we had negative working capital of approximately $100,000. In addition, current liabilities have increased from approximately $244,000 at December 31, 2002 to approximately $368,000 at March 24, 2003.

There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of any strong distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. In addition, the lack of a market for our PyloriProbe™ product due to changes in technology and the presence of improved competitive products in the United States has led us to conclude that our investment in this product and any inventory on hand will have no future realizable value domestically. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date and the lack of any purchase requirements in the existing distribution agreements, makes it impossible to identify any trends in our business prospects.

Additionally, in order to (i) fund the costs of acquisition of the colon cancer samples and conducting the clinical trials needed for the FDA approval process, and (ii) pay ongoing general and administrative expenses, we are currently seeking to raise additional funds through the sale of the Company’s equity securities. The potential impact of either an adverse determination in the action brought by AcuVector or poor results in ongoing German trials could materially impact our ability to obtain the additional working capital. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, the filing of the AcuVector lawsuit may have an effect on our ability to license the CIT technology.

As reported in our financial statements and in the report of our auditors for the year ended December 31, 2002, there is substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets and liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable, (ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of intellectual property, (v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenue. During the year ended December 31, 2002, we generated revenues of $179,003 from product sales compared to revenues from product sales of $188,472 in the prior year period. This decrease was principally attributable to the greater volume of orders for DR-70® kits placed by Chinese Universal in 2001, the initial year of their 5-year license agreement, offset by an increase in sales of our OEM products. Our product sales are further broken down as follows:

	Year ended		Year ended

	December 31, 2002		December 31, 2001

	Domestic	Foreign	Domestic	Foreign
DR-70® kits	$3,794	$26,851	$2,729	$115,660
OEM Products	148,358	0	70,083	0
TOTAL	$152,152	$26,851	$72,812	$115,660

In 2001, we also recorded licensing revenues of $494,828. The licensing revenue in the year ended December 31, 2001 was attributable to (i) amortization of the licensing fee received from Chinese Universal for a full 12 month period in the year ended December 31, 2001; (ii) the one-time recognition of the unamortized balance of deferred income upon the termination of the Chinese Universal license agreement; and (iii) the one-time recognition of a non-refundable deposit of $200,000 from Chinese Universal because Chinese Universal did not complete its obligations under the corresponding agreement with the Company. No licensing revenue was received in 2002. We also realized interest income of $22,523 in fiscal year 2002 compared to $130,976 of interest income for the equivalent period in the prior year. The decrease in interest income was due to a decrease in available funds for investments during the fiscal year 2002.

Gross Profit. Gross profit decreased by $512,758 or 84.3% to $95,356 for the year ended December 31, 2002, compared to $608,114 for the period ended December 31, 2001. The decrease in gross profit was due to a decrease in sales of $9,469 and a decrease in licensing revenue of $494,828. Gross profit on product sales was 53.3% in the year ended December 31, 2002 compared to 60.1% in the prior year. The decrease was due to the relative decrease in sales of DR-70®, a higher margin product, as a percentage of product sales.

Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the year ended December 31, 2002. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2002. Although the Company believes it provides high- quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the year ended December 31, 2002 were $400,624 as compared to $174,611 for the year ended December 31, 2001. The increase of $226,013 was primarily a result of an increase in (a) the amount of services provided by our principal consultant in the amount of $38,006 due to expanded efforts on (i) refinement of our DR-70® kit and (ii) development of additional patent applications, and (b) expenses of $178,415 related to clinical trials.

General and Administrative Expenses. General and administrative expenses increased by $451,931to $3,362,857 for the year ended December 31, 2001 as compared to the $2,910,926 reported for the year ended December 31, 2001 due mainly to increases in: (i) investor and financial consulting services of approximately $560,000; (ii) an overall increase of approximately $140,000 paid to the Company’s newly hired full-time Chief Financial Officer compared to a part-time Chief Financial Officer in the prior year; (iii) approximately $95,000 of legal expenses related to capital formation, regulatory compliance and patent prosecution expenses; (iv) aborted offering costs of approximately $300,000, including non-cash compensation of $139,000; and (v) stock exchange fees of approximately $80,000. These amounts were partially offset by a decrease in non-cash (securities) compensation for services of approximately $665,000, including (a) a decrease of $400,000 relating to the pricing of stock issued for financial consulting services (339,999 shares issued in the year ended December 31, 2002 compared to 353,333 shares issued in the prior year) and (b) $265,000 from the issuance of 300,000 warrants (estimated using the Black-Scholes option-pricing model) for research services issued in the year ended December 31, 2001. The significant components of general and administrative expenses for the year ended December 31, 2002 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; professional fees, including legal, audit and patent expenses; and aborted offering costs.

Net Loss and Loss from Operations. As a result of the factors described above, in fiscal year 2002, our net loss was $3,602,127 or ($0.42) per share, compared to a net loss of $2,346,447 or ($0.33) per share, in fiscal year 2001.

Assets and Liabilities

At December 31, 2002, the Company had total assets of $2,434,303 compared to total assets of $5,026,404 at December 31, 2001. Cash was $347,752 as of December 31, 2002, a decrease of $2,582,081 (88.1%) from the $2.929,833 cash on hand as of December 31, 2001. Cash used in operations was $2,897,366, cash used in investing activities from purchases of fixed assets was $25,664, and cash provided by financing activities from the sale of common stock and exercise of warrants and options was $340,949. As of March 24, 2003, our cash has further declined to approximately $99,000.

Accounts receivable was $91,517 at December 31, 2002, an increase of $81,230 (689.6%) from the $10,287 at December 31, 2001 due principally to a single large order for OEM products in 2002 which was shipped just prior to year end. Inventories increased $3,508 (4.4%), to $82,974, from the $79,466 at December 31, 2001. The increase in inventories is attributable to increased work in process and raw materials available for DR-70® kit manufacturing.

Net fixed assets totaled $31,570 at December 31, 2002 compared to $15,000 at December 31, 2001, an increase of $16,570 (110.5%). Purchases of fixed assets in 2002 totaled $25,664, while depreciation and amortization totaled $9,094, resulting in the net increase in fixed assets.

Total liabilities at December 31, 2002 were $243,585, an increase of $591 from the $242,994 at December 31, 2001. Accounts payable and accrued liabilities were $144,688 at December 31, 2001, an increase of $18,272 (14.5%) from the $126,416 at December 31, 2001. The increase is primarily due to (i) increased trade payables and accruals attributable to December 2002 product shipments and stock exchange fees offset by the elimination of accrued interest payable on a debt that was treated as forgiven. Accrued payroll totaled $86,548 at December 31, 2002, an increase of $770 compared to $85,778 at December 31, 2001.

A note payable in the amount of $25,000 carried as a liability at December 31, 2001 was treated as forgiven as of December 31, 2002. In 1996, we had tendered payment of all accrued interest to the noteholder, which tender was never negotiated. At the same time, we also offered to repay the principal amount upon return of the original note we issued. Since 1997 we have had no contact with the noteholder and therefore have recognized the amount as a forgiveness of indebtedness. We also recognized an additional $18,475 of debt forgiveness, principally related to the accrued interest on the note.

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

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
         AMDL, Inc.

We have audited the accompanying balance sheet of AMDL, Inc. (the “Company”) as of December 31, 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses in the last two years and has an accumulated deficit of $20,657,994 at December 31, 2002. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

CORBIN & COMPANY, LLP Irvine, California February 23, 2003, except Note 13 as to which the date is March 21, 2003

AMDL, INC.

BALANCE SHEET

December 31,
2002

ASSETS
Current assets
Cash and cash equivalents	$347,752
Accounts receivable	91,517
Inventories	82,974
Prepaid expenses	16,400

Total current assets	538,643
Intellectual property, net	1,858,333
Fixed assets, net	31,570
Other assets	5,757

$2,434,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,687
Accrued payroll and related expenses	86,548
Customer deposits	12,350

Total current liabilities	243,585
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,106,656 shares issued and outstanding	9,107
Additional paid in capital	22,839,605
Accumulated deficit	(20,657,994)

Total stockholders’ equity	2,190,718

$2,434,303

See independent auditors’ report accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	December 31,
	2002	2001

Revenues:
Product sales	$179,003	$188,472
Licensing	—	494,828

	179,003	683,300
Cost of sales	83,647	75,186

Gross profit	95,356	608,114

Operating expenses:
Research and development	400,624	174,611
General and administrative	3,362,857	2,910,926

	3,763,481	3,085,537

Loss from operations	(3,668,125)	(2,477,423)

Other income (expense):
Interest income	22,523	130,976
Forgiveness of indebtedness	43,475	—

	65,998	130,976

Net loss	$(3,602,127)	$(2,346,447)

Basic and diluted loss available to common shareholders per common share	$(0.42)	(0.33)

Weighted average common shares outstanding	8,561,511	7,030,478

See independent auditor’s report accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2002 and 2001

	Common Stock		Preferred Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2001	5,279,024	5,279	—	—	17,393,926	(14,709,420)	2,689,785
Common stock issued for cash (including 231,800 shares of common stock issued to finders), net of offering costs of $520,366	2,299,800	2,300	—	—	3,096,334	—	3,098,634
Common stock issued for consulting services	378,833	379	—	—	934,014	—	934,393
Common stock issued for warrants exercised, (including 10,000 shares of common stock issued to finders), net of offering costs of $10,000	119,000	119	—	—	96,001	—	96,120
Estimated fair market value of options and warrants granted to consultants for services rendered	—	—	—	—	310,925	—	310,925
Net loss	—	—	—	—	—	(2,346,447)	(2,346,447)

Balance, December 31, 2001	8,076,657	8,077	—	—	21,831,200	(17,055,867)	4,783,410

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

For The Years Ended December 31, 2002 and 2001

	Common Stock		Preferred Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	8,076,657	8,077	—	—	21,831,200	(17,055,867)	4,783,410
Common stock issued for cash, net of offering costs of $13,000	250,000	250	—	—	86,750	—	87,000
Common stock issued for consulting services	399,999	400	—	—	660,686	—	661,086
Common stock issued for warrants and options exercised, net of offering costs of $4,451	380,000	380	—	—	253,569	—	253,949
Estimated fair market value of options and warrants granted to consultants for services rendered	—	—	—	—	7,400	—	7,400
Net loss	—	—	—	—	—	(3,602,127)	(3,602,127)

Balance, December 31, 2002	9,106,656	$9,107	—	$—	$22,839,605	$(20,657,994)	$2,190,718

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,
	2002	2001

Cash flows from operating activities
Net loss	$(3,602,127)	$(2,346,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,094	44,357
Common stock issued for services	661,086	934,393
Warrants and options issued for services	7,400	310,925
Forgiveness of indebtedness	(43,475)	—
Changes in operating assets and liabilities:
Accounts receivable	(81,230)	13,430
Inventories	(3,508)	(6,274)
Prepaid expenses and other current assets	11,327	(27,727)
Accounts payable and accrued expenses	30,947	(143,801)
Accrued payroll and related expenses	770	27,381
Customer deposits	12,350	—
Deferred revenue	—	(294,828)

Net cash used in operating activities	(2,897,366)	(1,488,591)

Cash flows from investing activities
Purchase of fixed assets	(25,664)	(17,690)
Purchase of intellectual property	—	(2,000,000)

Net cash used in investing activities	(25,664)	(2,017,690)

Cash flows from financing activities
Proceeds from the sale of common stock, net of offering costs	87,000	5,098,634
Proceeds from the exercise of warrants and options, net of offering costs	253,949	96,120

Net cash provided by financing activities	340,949	5,194,754

Net change in cash and cash equivalents	(2,582,081)	1,688,473
Cash and cash equivalents, beginning of year	2,929,833	1,241,360

Cash and cash equivalents, end of year	$347,752	$2,929,833

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities

      See related Notes 6 and 9 to financial statements for non-cash investing and financing activities.

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

AMDL, Inc.’s predecessor was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.

Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70®) to detect the presence of multiple types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $20,657,994 as of December 31, 2002, continues to generate low levels of sales from its DR-70® product, and has incurred significant losses from operations through December 31, 2002. In addition, the Company no longer meets the standards for a continued listing on AMEX, and AMEX may take action to delist the Company’s stock. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s near and long-term operating strategies focus on exploiting the technologies currently owned by the Company. In response to the current financial conditions of the Company and as a part of its ongoing corporate strategy, the Company is pursuing several equity financing arrangements intended to increase liquidity and better position the Company for future growth.

Several ongoing initiatives, which the Company hopes to accomplish, are as follows:

•	The Company has begun the process of obtaining FDA approval of its DR-70® product, which if successful, will allow the Company to sell this product in the United States. The Company believes that FDA approval would increase sales of the DR-70® product.

•	The Company is making efforts to license its combination immunogene therapy technology by entering into a strategic relationship with a larger company. The Company hopes that this relationship would provide cash up-front to help improve the current financial condition.

•	The Company currently is seeking equity financing through concurrent private placement offerings. See Note 13.

The successful outcome of these future activities cannot be determined at this time. There can be no assurances that any financing will be obtained, or if obtained, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. In addition, any equity financing may involve substantial dilution to our shareholders.

Accordingly, the Company believes that its cash position of $347,752 at December 31, 2002 is sufficient to fund its operations and working capital requirements only through March 31, 2003.

The financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

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

Deferred Revenue

As of December 31, 2000, the Company had $294,828 of deferred revenue pursuant to an exclusive distribution agreement with a related party. The exclusive distribution agreement was to expire in October 2005 and required the related party to market and distribute the Company’s products and to purchase a minimum of 10,000 DR-70® kits per year. During the year ended December 31, 2001, the Company recognized $56,895 of deferred revenue based on straight-line amortization over the term of the original contract. However, due to non-performance, the Company terminated the agreement in December 2001 and recognized the unamortized deferred revenue balance of $237,933 as licensing income in the accompanying statement of operations for the year ended December 31, 2001.

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. Advertising expenses were $0 and $2,118 for the years ended December 31, 2002 and 2001, respectively.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During 2002 and 2001, the Company expended approximately $33,152 and $19,764, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 4). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. For the years ended December 31, 2002 and 2001, the Company recognized amortization expense of $100,000 and $41,667, respectively.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2002. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

Common Stock Issued for Services Rendered

The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations; recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock (see Note 9).

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

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

For The Years Ended December 31, 2002 and 2001

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

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25, as amended by FIN 44; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 7). For stock-based compensation issued to non-employees, the Company values these grants at fair value as defined in SFAS 123, FIN 44 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions SFAS 123, to stock-based employee compensation.

	Year ended December 31,
	2002	2001
Net loss as reported	$(3,602,127)	$(2,346,447)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(806,960)	(721,500)

Pro forma net loss	$(4,409,087)	$(3,067,947)

Basic and diluted loss per share – as reported	$(0.42)	$(0.33)

Basic and diluted loss per share – pro forma	$(0.51)	$(0.43)

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company’s financial position or results of operations.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 1,116,106 and 1,289,659 for the years ended December 31, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During fiscal year 2002, approximately 17.2% of our sales were to customers in foreign countries. Of the foreign sales, approximately 92.2% were to customers in Taiwan and 5.9% were to customers in the United Kingdom. During fiscal year 2001, approximately 72% of our sales were to customers in foreign countries. Of the foreign sales, approximately 45% were to customers in Taiwan and 14% were to customers in the United Kingdom. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars. The adoption of

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

SFAS 131 has not impacted the Company’s financial position or results of operations as the Company currently operates in one segment.

Concentration of Risk

One customer accounted for approximately 99% of accounts receivable as of December 31, 2002. One customer accounted for 78.5% of sales for the year ended December 31, 2002 and three customers accounted for 75% of sales for the year ended December 31, 2001. The loss of any of these customers in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit. As of December 31, 2002, the Company had approximately $345,000 in excess of this limit.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS 148 in its financial statements and the accompanying notes.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations as it does not act as a guarantor.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting SFAS 146.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission Of FASB Statements No. 4, 44, and 64, Amendment Of FASB Statement No. 13, And Technical Corrections.” FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year, and accordingly, reflected all gains on debt extinguishments (totaling $43,475 in fiscal 2002) as other income instead of extraordinary in the accompanying statements of operations.

NOTE 2 – INVENTORIES

Inventories consist of the following at December 31, 2002:

Raw materials	$56,319
Work-in-process	24,749
Finished goods	1,906

$82,974

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 consists of the following:

Office equipment	$37,375
Lab equipment	5,979

43,354
Less accumulated depreciation	(11,784)

$31,570

Depreciation expense totaled $9,094 for the year ended December 31, 2002.

NOTE 4 – INTELLECTUAL PROPERTY

Intangible assets consist of the following as of December 31 2002:

Purchased patent pending technology	$2,000,000
Accumulated amortization	(141,667)

$1,858,333

During the fiscal years ended December 31, 2002 and 2001, amortization expense totaled $100,000, and $41,667 respectively. The estimated amortization expense for the next five years is as follows:

Years Ending

2003	$100,000
2004	100,000
2005	100,000

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

Years Ending

2006	100,000
2007	100,000

$500,000

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1). Subsequent to year-end a lawsuit was filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if the lawsuit is successful (see Note 6).

As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has entered into a two-year consulting contract with Dr. Chang, calling for payments of $2,500 per month in consideration for services relating to the development of intellectual property and scientific consultations. The Company paid $30,000 and $13,897 for consulting services in the years ended December 31, 2002 and 2001, respectively. The Company has not paid any royalties to Dr. Chang to date.

During the year ended December 31, 2001, the Company received a non-refundable deposit of $200,000 from Chinese Universal Technologies Co., Ltd. (“Chinese Universal”) as part of an agreement to secure the rights to purchase the patents for combination immunogene therapy technology. Due to Chinese Universal not completing the purchase in accordance with the agreement, the agreement was terminated and the Company recorded the deposit as licensing revenue for the year ended December 31, 2001. No additional amounts of licensing revenues were recorded related to any other terminated agreement with former distributors during fiscal 2002 and 2001.

NOTE 5 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2002 are as follows:

Deferred tax asset:
Net operating loss carryforward	$7,067,000
Expenses recognized for granting of options and warrants	575,000

Total gross deferred tax asset	7,642,000
Less valuation allowance	(7,642,000)

Net deferred tax asset	$—

The valuation allowance increased by approximately $1,435,000 and $934,000 during the years ended December 31, 2002 and 2001, respectively. No current provision for income taxes for the years ended December 31, 2002 and 2001 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2002 and 2001 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2002	2001

Computed tax benefit at federal statutory rate	$(1,225,000)	$(797,000)
State income tax benefit, net of federal effect	(210,000)	(137,000)
Increase in valuation allowance	1,435,000	934,000

	2002	2001

Other	800	800

	$800	$800

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

As of December 31, 2002 the Company had net operating loss carry forwards of approximately $18,900,000 and $8,700,000 for federal and state income tax reporting purposes, which expire at various dates through 2022 and 2014, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2002.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expires on July 31, 2004 and requires monthly lease payments of $6,373 over the remaining term of the lease. Future minimum commitments under this lease agreement are as follows:

Years Ending
December 31,

2003	77,000
2004	45,000

$122,000

Rent expense was approximately $75,000 and $79,000 for the years ended December 31, 2002 and 2001, respectively.

Litigation

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence to determine that AcuVector had no interest in the technology, when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements. If AcuVector is successful, the Company may be liable for substantial damages, its rights to the intellectual property will be adversely affected (see Note 4), and its future prospects for licensing the technology will be significantly impaired.

In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

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

Consulting Agreements

The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During 2002 and 2001, the Company paid cash, stock and warrants to third parties under these agreements. See Note 9.

Effective October 1, 1999, the Company entered into a one-year consulting agreement with its former president to review and analyze new technologies and supervise continued testing of existing products and such other services related to diagnostic technology as the Board of Directors may request for a monthly payment of not to exceed $4,800. The agreement was not renewed at expiration. The former president is now engaged on a month-to-month basis at $250 per hour, as needed. For the years ended December 31, 2002 and 2001, $213,453 and $170,000 were paid, respectively.

On November 15, 2001, the Company entered into a consulting agreement to issue 200,000 shares of common stock for financial consulting services. 33,333 shares of common stock were issued on each of December 15, 2001 and January 16, 2002 and these shares were valued at $75,083 and $56,383, respectively. On February 15, 2002, the Company issued the remaining 133,334 shares of common stock to the consultant. The value of 33,333 of these shares, or $92,082, was charged to consulting expense in February 2002, the value of 33,333 shares, or $121,832, was charged to consulting expense in March 2002, the value of 33,334 shares, or $83,585, was charged to consulting expense in April 2002 and the value of 33,334 shares, or $58,085, was charged to consulting expense in May 2002. In each of June and July 2002, the Company issued 33,333 shares to the same consultant for similar services and these shares were valued at $36,833 and $17,000, respectively, and were charged to consulting expense. On November 1, 2002, the Company entered into a further agreement with the same consultant to issue 99,999 shares of common stock for financial consulting services to be rendered through January 31, 2003. 33,333 shares of common stock were earned on the last day of each month of the term of the contract and the shares were valued at $30,600 through December 31, 2002 and

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

$16,433 for January 2003 and were charged to consulting expense. See Note 13 for additional issuances after December 31, 2002.

In December 2001, the Company entered into a consulting agreement with a third party to provide public relations consulting for a term of twelve months. The agreement was amended in April 2002 and pursuant to the revised agreement, the Company paid a monthly retainer of $5,000 per month for these services and 25,000 shares, valued at $57,375, were issued in January 2002 and 35,000 shares, valued at $81,813, were issued in May 2002. The agreement was terminated, effective June 30, 2002.

Licensing Agreements

The Company has an agreement to pay royalty fees to JGT, an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003. During 2002 and 2001 the Company paid or accrued $1,798 and $2,851, respectively, in connection with this agreement.

NOTE 7 – STOCK OPTIONS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted options to purchase 75,444 and 85,000 shares of the Company’s common stock under incentive stock option agreements in 2002 and 2001, respectively, and granted options to purchase 165,556 and 500,000 shares of the Company’s common stock under non-qualified stock option agreements in 2002 and 2001, respectively. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during 2002 and 2001 was $0 and $25,300, respectively. Additionally, $20,625 was recognized in 2001 for options issued in 1999 that vested through 2001.

The number of options available for grant under the 1999 Plan at December 31, 2002 and 2001 was 501 and 241,501, respectively.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. Under the terms of the 1999 Plan, on July 24, 2002, 155,000 options were granted under incentive stock option agreements to employees, and 600,000 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 10 years. In accordance with SFAS 123, the Company recognized $7,400 of non-cash consulting expense related to the options issued to the consultant during 2002.

The following is a status of the stock options outstanding at December 31, 2002 and 2001 and the changes during the years then ended:

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

	2002		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	1,761,899	$2.14	1,224,964	$2.03
Granted	996,000	0.92	585,000	4.00
Exercised	(21,869)	(0.68)	—	—
Expired/forfeited	(59,400)	(5.42)	(48,065)	(22.05)

Outstanding, end of year	2,676,630	$1.62	1,761,899	$2.14

Exercisable at end of year	2,676,630	$1.62	1,756,899	$2.14

Weighted average fair value of options granted		$0.82		$2.53

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Optioned	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Prices	Exercisable	Prices

$4.00	545,000	3.7	4.00	545,000	4.00
$2.39	50,000	4.4	2.39	50,000	2.39
$2.25	191,000	4.0	2.25	191,000	2.25
$1.75 – 2.00	370,000	2.0	1.77	370,000	1.77
$1.00	240,000	2.8	1.00	240,000	1.00
$0.68	525,630	1.5	0.68	525,630	0.68
$0.48	755,000	4.6	0.48	755,000	0.48

The fair value of each option granted during 2002 and 2001 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 139 percent and 24 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 4.0 percent and 4.8 percent, respectively, and (iv) expected life of five years.

NOTE 8 – STOCK WARRANTS

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

During the year ended December 31, 2002, the Company issued warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.40. The warrants are vested and are exercisable through December 23, 2004. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

The fair value of each warrant granted during 2002 and 2001 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 139 percent and 24 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 3.8 percent and 4.8 percent, respectively, and (iv) expected life of two years.

The following represents a summary of the warrants outstanding at December 31, 2002 and 2001 and changes during the years then ended:

	2002		2001

				Weighted
		Weighted		Average
		Average		Exercise
	Shares	Exercise Price	Shares	Price

Outstanding, beginning of year	1,001,937	$1.67	811,687	$0.70

Granted	25,000	0.40	300,000	3.42
Expired/forfeited	—	—	(750)	(32.00)
Exercised	(358,131)	(0.68)	(109,000)	(0.97)

Outstanding, end of year	668,806	$1.99	1,001,937	$1.67

Weighted average fair value of warrants granted		$0.42		$0.88

The following table summarizes information about warrants outstanding at December 31, 2002:

	Warrants Outstanding			Warrants Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Warranted	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$3.25 – 3.75	300,000	0.6	$3.42	300,000	$3.42
$1.00	200,000	0.4	1.00	200,000	1.00
$0.68	143,806	1.5	0.68	143,806	0.68
$0.40	25,000	2.0	0.40	25,000	0.40

The outstanding warrants at December 31, 2002 are held by consultants and other service providers, stockholders, and current and former noteholders.

On December 9, 2002, the Company entered into an Investment Banking Agreement with Delta Asset Holding Corp. (Delta). Under the terms of the agreement, the Company granted Delta warrants to purchase 950,000 shares of the Company’s common stock for services to be rendered. Under these warrants, the selling shareholder is entitled, subject

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

to fulfillment of certain exercise conditions, to purchase (a) up to 200,000 shares of common stock at an exercise price of $.70 per share not later than January 31, 2003 (which warrant has expired), (b) up to 250,000 shares of common stock at an exercise price of $.70 per share not later than February 28, 2003 (which warrant has expired), (c) up to 250,000 shares of common stock at an exercise price of $.85 per share not later than March 31, 2003, and (d) up to 250,000 shares of common stock at an exercise price of $1.00 per share not later than April 30, 2003. The exercise conditions with respect to the unexpired warrants have not been met and the Company does not expect them to be met. Therefore, none of the warrants are included in the tables above.

NOTE 9 – EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities as the Board of Directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of October 22, 1999, the Board of Directors designated 11,000 shares as Series A 8% convertible Preferred Stock (“Preferred A”). Each Preferred A had a liquidation preference of $500 per share plus accrued dividends and was convertible at any time into such number of fully paid and non-assessable shares of common stock as is determined by dividing the $500 plus the amount of any accrued and unpaid dividends by $2, the initial conversion price.

At December 31, 2002, the Company had no shares of preferred stock outstanding.

Common Stock

Cash Financing Activities

In December 2000, the Company sold 2,000,000 shares of common stock at $1.35 per share for cash consideration of $656,113 (net of issuance costs of $43,887) and a note for $2,000,000 due February 1, 2001. The note was paid in full on January 30, 2001.

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

For The Years Ended December 31, 2002 and 2001

and paid direct expenses of $4,451. The shares were registered on Form S-3 under the Securities Act of 1933, as amended.

On October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On December 23, 2002, 250,000 shares of common stock were sold to one investor in the Regulation S Offering at a price of $0.40 per share, generating net proceeds of $87,000, net of issuance costs of $13,000. In February 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,400, net of issuance costs of $2,600. PCNA, SA, a Swiss corporation, acted as our placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 25,000 shares in 2002 and 5,000 shares in 2003.

During 2002, the Company incurred $297,499 (including $139,188 of non-cash compensation) in connection with aborted fundraising efforts. This amount is included in general and administrative expenses in the accompanying statement of operations.

Non-Cash Financing Activities

During the year ended December 31, 2001, the Company issued (i) 353,333 shares of common stock (including 33,333 shares valued at $75,083 and described in the following paragraph) to International Consulting Partners for continuing financial consulting services rendered valued at $860,683 (based on the market value on the date of issue), (ii) 25,000 shares of common stock to ACC Communications, an investor relations firm for and in release and settlement of a contract for services rendered and to be rendered valued at $72,250 (based on the market value on the date of issue), and (iii) 500 shares of common stock to Donner Corp. International for services rendered in connection with a written report on our company valued at $1,460 (based on the market value on the date of issue).

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

For The Years Ended December 31, 2002 and 2001

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

On October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to International Consulting Partners, a consultant for financial consulting services to be rendered thereafter on a month to month basis. On January 31, 2003, the Company issued an aggregate of 99,999 shares of common stock (33,333 shares per month for the three months ended January 31, 2003) for consulting services to the same consultant pursuant to the prior authorization. Of these shares, 66,666 shares, valued at $30,600 based upon the trading price of the common stock on the dates earned, and charged to consulting expense, are reflected in the accompanying financial statements as if issued on December 31, 2002. The remaining 33,333 shares were valued at $16,433, based upon the trading price of the common stock on January 31, 2003, and charged to consulting expense. An additional 33,333 shares were issued to the same consultant for services performed in February 2003, valued at $11,333, based upon the trading price of the common stock on February 28, 2003, and charged to consulting expense.

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

NOTE 10 – Gain on Relief of Debt and Other Obligations

During the fiscal year ended December 31, 2002, the Company removed certain liabilities as the legal ability of the third parties to collect on these liabilities had lapsed. As a result, the Company has recorded gains on the relief of debt and other obligations during the year ended December 31, 2002. These gains are included in the accompanying statement of operations as other income as follows:

Note payable released due to lapse in time	$25,000
Interest accrued on note payable release	12,675
Deposit forfeited due to expiration of contract	5,800

Net gain on relief of debt	$43,475

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	2002	2001

Numerator for basic and diluted earnings per share Net loss available to common stockholders	$(3,602,127)	$(2,346,447)

Denominator for basic and diluted earnings per share Weighted average shares	8,561,511	7,030,478

Basic and diluted loss per share	$(0.42)	$(0.33)

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended December 31, 2002 and 2001

NOTE 12 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001 the Company paid approximately $7,900 and $15,000, respectively, for consulting services from a member of the board of directors, exclusive of expense reimbursements.

During the fiscal year ended December 31, 2000 the Company entered into an exclusive distribution agreement with Chinese Universal, a significant shareholder. The agreement, which was to expire in October 2005, required Chinese Universal to pay $300,000 at the inception of the agreement and provided for Chinese Universal to purchase a minimum of 10,000 DR-70® kits per year at a negotiated preferential price. The Company recorded the $300,000 payment as deferred revenue at December 31, 2000, and was recording licensing revenue on a straight line basis over the term of the agreement. However, in 2001 Chinese Universal purchased only 350 kits at a total cost of $85,607, and due to non-performance, the Company terminated the agreement in December 2001 and recognized the unamortized deferred revenue balance of $237,933 as licensing revenue in the accompanying statement of operations for the year ended December 31, 2001 (see Note 1). The total licensing revenue recognized by the Company under the agreement was $294,828 in 2001.

During the year ended December 31, 2001, the Company recognized $200,000 of licensing income related to the forfeiture of a deposit received from Chinese Universal (see Note 4).

On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, one of the voting trustees under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. During 2002, GAST purchased kits at a total cost of $24,750. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to year end, the Company issued an aggregate of 66,666 common shares, valued at $27,766, to International Consulting Partners for financial consulting services and 50,000 common shares to one investor for cash. The Company also issued warrants to purchase 5,000 common shares to its placement agent, PCNA, SA, in connection with the sale for cash. See Note 9 for additional details of these issuances.

On March 21, 2003, the board of directors authorized the sale of units consisting of securities and warrants to purchase common stock, at or above the market price of the common stock to accredited investors only. The Company is seeking to raise $1 million in gross proceeds from this offering.

AMDL, INC.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The change in our independent accounting firm was reported on Form 8-K dated January 31, 2003 and is incorporated herein by this reference.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

		Year First
Name	Age	Elected	Position

William M. Thompson III, J.D., M.D., FACS	75	1989	Chairman of the board of directors

Gary L. Dreher	56	1999	President, Chief Executive Officer, and Director

Douglas C. MacLellan	47	1992	Director

Edward R. Arquilla, M.D., Ph.D.	80	1997	Director

Marvin E. Rosenthale, Ph.D.	69	2002	Director

     Dr. Thompson has been a member of our Board of Directors since June 1989. From 1992-1994 he was CEO of AMDL. Dr. Thompson was a practicing general surgeon in Orange County, California from 1969 to 2002. From 1980 to the present, Dr. Thompson has been an officer, owner, board member and medical director of managed health care companies. Currently he is medical director of PPONext. From 1976 until 2000, Dr. Thompson was a founding board member of OSCAP, parent of SCPIE, the malpractice insurance carrier, and chaired the claims committee for many years. From 1962 until 2002, he occupied many chairs in organizational medicine and hospital medical staff management, as well as medical activities in the public sector. He is also currently involved in medical-legal activities, especially in medical malpractice defense. Prior thereto, Dr. Thompson was employed in the pharmaceutical industry for 13 years, as a developmental biochemical researcher, research supervisor, patent attorney and senior executive.

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

     Mr. MacLellan is a member of the board of directors and chairman of the audit and compensation committees of the Company. Mr. MacLellan is currently Chairman and CEO of Broadband Access MarketSpace, Ltd, a China-Centric IT firm marketing products under the Zinc Networks brands since June 2002. Mr. MacLellan is also currently President and CEO of the MacLellan Group, Inc. a privately held business incubator and financial advisory firm since May 1992. Mr. MacLellan is also currently Vice-Chairman of the Board of Axiom Pharmaceuticals, Inc. and its predecessors, since October 2000. Axiom is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation) a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and Investment Committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a Principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

III-1

AMDL, INC.

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

     Marvin E. Rosenthale, Ph. D., Director, became a member of the Board of Directors in May 2002. He has served as a Scientific Advisory Board member for AMDL since February 2002. Dr. Rosenthale was President and CEO of Allergan Ligand Retinoid Therapeutics and Vice President Drug Discovery Worldwide at the R.W. Johnson Pharmaceutical Institute of Johnson & Johnson as well as a director of several privately held entities. Dr. Rosenthale holds a B.Sc. in Pharmacy from Philadelphia College of Pharmacy and Science, and M.Sc. in Pharmacology from Philadelphia College of Pharmacy and Science, and a Ph.D. in Pharmacology from Hahnemann Medical College and Hospital.

Board of Directors Meetings and Committees

     During the fiscal year ended December 31, 2002, there were seven meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has established a compensation committee consisting of Mr. MacLellan, Dr. Thompson, Dr. Arquilla and Dr. Rosenthale. The compensation committee reviews and recommends to the board of directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The board of directors has also established an audit committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditors’ report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. Mr. MacLellan serves as the Chairman of both the compensation and the audit committee.

     Our executive officer who is not also a director is as follows:

     Arthur S. Rosten, Age 55, Chief Financial Officer. Mr. Rosten joined us as our Chief Financial Officer in December 2001. During the last eight years, Mr. Rosten served in various senior financial executive positions with American Purification, Inc., SDI Capital Resources, Inc. and Le Group Equus, all in Newport Beach, California. Earlier in his career, Mr. Rosten was a principal shareholder, President and Chief Financial Officer of Asyst Data Group. From 1971 to 1991, Mr. Rosten was practicing as a Certified Public Accountant in the US and Europe with Spicer & Oppenheim International, Ltd. and as a Chartered Accountant in Canada. He is a licensed CPA in California and a Chartered Accountant in Canada. Mr. Rosten received his Degree of Accountancy (Post Bachelor) in 1971 and a Bachelor of Science (with honors) in 1969 from McGill University, Montreal, Canada.

     Vivian B. Frazier. Ms. Frazier resigned as our Secretary on March 10, 2003. Her replacement has not been identified.

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

     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2001 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that each of our officers and directors failed to timely file annual Form 5’s by February 14, 2003. The required Form 5’s were filed in March 2003.

Item 10. Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of

III-2

AMDL, INC.

our last three fiscal years.

						Long-Term
	Annual Compensation					Compensation

					Other	Common Shares
					Awards	Underlying Options	All Other
					Compensation	Granted	Compensation
Name and Position	Year	Salary ($)		Bonus ($)	($)	(#)	($)

Gary L. Dreher,	2002	$325,000	(1)	-0-	$28,893 (2)	450,000	-0-
President and CEO	2001	$248,000	(1)	$75,000	$71,000 (2)	350,000	-0-
	2000	$222,000	(1)	-0-	$9,000 (2)	400,000	-0-
Arthur S. Rosten,	2002	$162,240	(3)	-0-	-0-	79,000	-0-
Chief Financial Officer	2001	$7,291		-0-	-0-	-0-	-0-

(1)	Effective January 1, 2000, Mr. Dreher’s compensation was $222,000 per annum, effective September 1, 2001, Mr. Dreher’s compensation was raised to $300,000 per annum, and effective March 1, 2002, Mr. Dreher’s compensation was raised to $330,000 per annum.

(2)	The 2002 amount represents an additional payment of $8,880 in respect of taxes on the 2001 purchase of the golf club membership, $8,835 for golf membership dues and other items, $9,000 for a car allowance and $2,178 for life insurance. The 2001 amount represents payments to Mr. Dreher of $59,650 for the purchase of a golf club membership, $9,000 for a car allowance, $1,325 for life insurance and $1,125 for golf membership dues. The amount for 2000 represents a car allowance of $9,000.

(3)	On December 1, 2001, Mr. Rosten became our Chief Financial Officer on a part-time basis at a monthly salary of $7,291. Effective March 1, 2002, Mr. Rosten began serving on a full-time basis at an annual salary of $175,000.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

			% of Total Options
	Number of Securities		Granted to
	Underlying Options		Employees in Fiscal	Exercise or Base	Expiration
Name	Granted		Year(5)	Price ($/Sh)	Date

Gary Dreher,	100,000	(1)	15.7%	2.25	1/8/07
President and CEO	350,000	(2)	55.0%	0.48	7/24/07

Arthur S. Rosten,	4,000	(3)	0.6%	2.25	1/8/07
Chief Financial Officer	75,000	(4)	11.8%	0.48	7/24/07

(1)	Includes 44,444 options granted as incentive stock options and 55,556 options granted as non-qualified stock options under our 1999 stock option plan. All of these options became exercisable on the date of grant.

(2)	Includes 350,000 options granted as non-qualified stock options under our 2002 stock option plan. All of these options became exercisable on the date of grant.

(3)	Includes 4,000 options granted as incentive stock options under our 1999 stock option plan. All of these

III-3

AMDL, INC.

options became exercisable on the date of grant.

(4)	Includes 75,000 options granted as incentive stock options under our 2002 stock option plan. All of these options became exercisable on the date of grant.

(5)	Based on an aggregate of 636,000 options granted to employees in fiscal 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities
	Shares		Underlying Unexercised
	Acquired on	Value	Options at FY-End	Value of Unexercised In-the-
	Exercise	Realized	(#)	Money Options at FY-End ($)
Name	(#)	($)	Exercisable/Unexerciseable	Exercisable/Unexercisable (1)

Gary Dreher, President and CEO	0	0	1,450,000 / 0	$24,500 / 0
Arthur S. Rosten, Chief Financial Officer	0	0	79,000 / 0	$5,250 / 0

(1)	Based on a price of $0.55 per share, the closing price as reported on the American Stock Exchange on December 31, 2002.

Director Compensation

     Certain members of our board of directors receive cash compensation for their services on committees at the rate of $2,000 per month. As Chairman of our compensation and audit committees, Douglas MacLellan receives an additional $667 per month.

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

III-4

AMDL, INC.

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

     Stock Options. The company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the company. During 2002, options to purchase an aggregate of 869,000 shares were granted to executives and directors of the company.

     CEO Compensation. Mr. Dreher’s compensation for fiscal 2002 was $325,000 in accordance with the terms of his Employment Agreement with the company. On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.

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

Douglas C. MacLellan William M. Thompson III, M.D. Edward R. Arquilla, M.D., Ph.D. Marvin E. Rosenthale, Ph.D. COMPENSATION COMMITTEE

III-5

AMDL, INC.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the beneficial ownership of our shares of common stock as of March 24, 2003 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

	Number of		Percentage
Name and Address(1)	Shares		Owned

Gary L. Dreher	3,460,500	(2)	27.3%
William M. Thompson III, M.D.	272,126	(3)	2.9%
7822 Beach Blvd., Suite 452 Huntington Beach, CA 92647
Douglas C. MacLellan	166,964	(4)	1.8%
8324 Delgany Avenue Playa del Rey, CA 90293
Edward R. Arquilla, M.D., Ph.D.	198,153	(5)	2.1%
Department of Pathology University of California – Irvine Irvine, CA 92697
Marvin E. Rosenthale, Ph.D.	85,000	(6)	(7)
6808 Queenferry Circle Boca Raton, FL 33496
Arthur S. Rosten	79,000	(8)	(7)
Fong Lin (“David”) Huang, M.D.	2,000,000	(9)	21.7%
2F, 10, Alley 7, Lane 283, Sec. 3 Roosevelt Road Taipei, Taiwan
Chinese Universal Technologies Co., Ltd.	2,000,000	(10)	21.7%
7F-3B1, 61 SEC GUN GYI Road 403 Taichuna, Taiwan
RAB Europe Fund Ltd.	894,200	(11)	9.5%
c/o RAB Capital Limited 1 Adam Street London WCN6LE England
HSBC Securities (USA), Inc.	600,000		6.5%
452 Fifth Avenue New York, NY 10018
All Directors and Officers	4,261,743		31.9%
as a group (6 persons)

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

III-6

AMDL, INC.

(2)	Includes 250,000 shares of common stock issuable upon the exercise of options at $0.68 per share, 300,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 100,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 350,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 100,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 350,000 shares of common stock issuable upon the exercise of options at $0.48 per share. Also includes 2,000,000 shares of common stock for which Mr. Dreher serves as a voting co-trustee (see footnotes (9) and (10) below) of which he disclaims beneficial ownership.

(3)	Includes 96,935 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(4)	Includes 11,464 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(5)	Includes 33,333 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(6)	Includes 50,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.39 per share and 35,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(7)	Less than one percent.

(8)	Includes 4,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 75,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(9)	Includes 2,000,000 shares of common stock held by Chinese Universal Technologies Co., Ltd., of which Mr. Huang is an affiliate. To our knowledge, Mr. Huang does not disclaim beneficial ownership of these shares. See footnote (10) below with respect to the Voting Trust Agreement pertaining to such shares.

(10)	The Company believes that one or more individuals may be deemed to share beneficial ownership in these shares due to their control of Chinese Universal Technologies Co., Ltd. The Company is unable to ascertain who those individuals or entities might be, except that that the Company believes that Dr. Huang is one of those persons and therefore he is listed in the table. These same 2,000,000 shares of common stock are subject to a Voting Trust Agreement dated as of December 14, 2000 pursuant to which Jeanne Lai and Gary L. Dreher serve as voting co-trustees. The Voting Trust Agreement provides that during its 10 year term, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor shall always, in any election of directors, vote in favor of one nominee of Chinese Universal Technologies Co., Ltd., and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor (or opposed or in abstention) with regard to all such matters, otherwise such vote shall not be counted as having been voted on a proposal, except that the vote or proxy of only one trustee shall be required to count the shares as present for purposes of establishing a quorum.

III-7

AMDL, INC.

(11)	Includes warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. Excludes warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share held by an investment company under common management, of which warrants to purchase 31,100 common shares cannot be exercised by the warrants’ express terms.

Item 12. Certain Relationships and Related Transactions.

Chinese Universal

     On December 19, 2000, we sold to Chinese Universal 2,000,000 shares of our common stock at a price of $1.35 per share for $700,000 cash and a secured promissory note in the principal amount of $2,000,000 due February 1, 2001. The note included imputed interest, computed at 7% per annum. Chinese Universal paid the note in full on January 30, 2001. The 2,000,000 shares of common stock currently represent approximately 21.7% of our total issued and outstanding common stock.

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

     We received a non-refundable deposit of $200,000 from Chinese Universal as part of an agreement to secure the rights to purchase the patents for combination gene therapy. Due to Chinese Universal not completing the purchase, the company recorded the deposit as licensing revenue in the year ended December 31, 2001. In addition, in 2001 Chinese Universal purchased DR-70® kits at a total cost of $85,607.

Guangzhou A-Share Technology Co. Ltd

     On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, one of the voting trustees under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. During 2002, GAST purchased DR-70® kits at a total cost of $24,750. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan.

III-8

AMDL, INC.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits

Exhibit No.

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(13)

4.2	Certificate of Designations(13)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(14)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)

10.2	Option for Marketing Rights between the Company and Biotech Marketing Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)

10.2(a)	Second Amendment between the Company and Biotech Marketing Group, Inc., dated February 4, 1991(2)

10.3	Agreement between the Company and AMDL Canada, Inc., dated January 21, 1992(2)

10.4	The Company’s 1988 Incentive Stock Option Plan(4)

10.5	The Company’s 1992 Stock Option Plan(2)

10.6	Research Agreement between the Company, The Alberta Cancer Board and AMDL Canada, Inc., dated September 10, 1991(2)

10.7	Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)

10.8	Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)

10.9	Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)

10.10	Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

10.11	Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)

10.12	Contract for Performance of Services between the Company and Glen R. Justice, M.D., dated May 15, 1991, as amended by letter dated May 26, 1992(2)

10.13	Contract for Performance of Services between the Company and Sally Ann Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)

10.14	Employment Agreement between the Company and Edward L. Stephen, D.V.M. dated January 15, 1993(5)

10.15	Employment Agreement between the Company and William M. Thompson III, M.D., dated February 22, 1993(5)

10.16	Employment Agreement between the Company and Harry Berk, dated March 10, 1993(5)

10.17	The Company’s 1994 Stock Option Plan (6)

III-9

AMDL, INC.

Exhibit No.

10.18	Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)

10.19	Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993(6)

10.20	Employment Agreement between the Company and That T. Ngo, dated June 1, 1994(7)

10.21	Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994(7)

10.22	Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995(7)

10.23	Operating Agreement of ICD, L.L.C.(7)

10.24	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.25	Deleted

10.26	Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994(7)

10.27	The Company’s Stock Bonus Plan(8)

10.28	Form of International Distribution Agreement of ICD, L.L.C.(8)

10.29	Employment Agreement between the Company and Harry Berk, dated January 1, 1996(8)

10.30	Form of Accrued Salary Payment Agreement between the Company and Various Employees and Former Employees dated September 20, 1996(9)

10.31	Employment Agreement between the Company and That T. Ngo, dated October 1, 1996(9)

10.32	Employment Agreement between the Company and Ronald J. Moore, dated October 23, 1996(9)

10.33	Employment Agreement between the Company and Harry Berk, dated January 1, 1997(9)

10.34	Employment Agreement between the Company and Donald C. Swanson, dated May 5, 1997(10)

10.35	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(10)

10.36	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(11)

10.37	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(11)

10.38	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)

10.39	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)

10.40	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(11)

10.41	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (11)

10.42	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)

10.43	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)

III-10

AMDL, INC.

Exhibit No.

10.44	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(12)

10.45	The Company’s 1999 Stock Option Plan(12)

10.46	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(12)

10.47	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(12)

10.48	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(12)

10.49	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(12)

10.50	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(12)

10.51	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(12)

10.52	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(12)

10.53	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(12)

10.54	Employment Agreement of Gary L. Dreher dated November 23, 1999(13)

10.55	Consulting Agreement with That T. Ngo dated October 1, 1999(13)

10.56	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(13)

10.57	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(14).

10.58	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(14)

10.59	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.60	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.61	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(14)

10.62	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(15)

10.63	Executive Management Change in Control Severance Plan (16)

10.64	The Company’s 1999 Stock Option Plan(*)

21.1	Subsidiaries Not Applicable.

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer*

99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer*

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

III-11

AMDL, INC.
(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1992.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1994.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(13)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(15)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(16)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

(*)	Filed herewith

III-12

AMDL, INC.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

III-13

AMDL, INC.

SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM			DL, INC.
Dated:	March 28, 2003	By:	/s/ Gary L Dreher
Gary L. Dreher President and Chief Executive Officer

Dated:	March 28, 2003	By:	/s/ Arthur S. Rosten Arthur S. Rosten, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher Gary L. Dreher	President and Chief Executive Officer and Director (principal executive officer)	March 28, 2003

/s/ Arthur S. Rosten Arthur S. Rosten	Chief Financial Officer (principal financial and accounting officer)	March 28, 2003

/s/ William M. Thompson William M. Thompson III, M.D.	Chairman of the Board	March 28, 2003

/s/ Edward R. Arquilla Edward R. Arquilla, M.D.	Director	March 28, 2003

/s/ Douglas C. MacLellan Douglas C. MacLellan	Director	March 28, 2003

/s/ Marvin E. Rosenthale Marvin E. Rosenthale	Director	March 28, 2003

III-14

AMDL, INC.

CERTIFICATIONS

I, Gary L. Dreher, certify that:

1.      I have reviewed this annual report on Form 10-KSB of AMDL, Inc.

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gary L. Dreher

Gary L. Dreher
Chief Executive Officer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Arthur S. Rosten

Arthur S. Rosten
Chief Financial Officer

AMDL, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(13)

4.2	Certificate of Designations(13)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(14)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(4)

10.2	Option for Marketing Rights between the Company and Biotech Marketing Group, Inc., dated June 29, 1990, as amended November 20, 1990(4)

10.2(a)	Second Amendment between the Company and Biotech Marketing Group, Inc., dated February 4, 1991(2)

10.3	Agreement between the Company and AMDL Canada, Inc., dated January 21, 1992(2)

10.4	The Company’s 1988 Incentive Stock Option Plan(4)

10.5	The Company’s 1992 Stock Option Plan(2)

10.6	Research Agreement between the Company, The Alberta Cancer Board and AMDL Canada, Inc., dated September 10, 1991(2)

10.7	Employment Agreement between the Company and Dr. Robert R. Guerrero, dated September 1, 1991(2)

10.8	Employment Agreement between the Company and Dr. Donald E. Rounds, dated September 1, 1991(2)

10.9	Restated Employment Agreement between the Company and Louis R. Dilts, dated August 22, 1991(2)

10.10	Agreement for the Termination of Employment between the Company and Dr. Richard Anderson, dated September 1, 1991(2)

10.11	Agreement for the Termination of Employment between the Company and Thomas V. Tilton, dated September 1, 1991(2)

10.12	Contract for Performance of Services between the Company and Glen R. Justice, M.D., dated May 15, 1991, as amended by letter dated May 26, 1992(2)

10.13	Contract for Performance of Services between the Company and Sally Ann Kraensel, dated May 15, 1991, as amended by letter dated June 30, 1992(5)

10.14	Employment Agreement between the Company and Edward L. Stephen, D.V.M. dated January 15, 1993(5)

10.15	Employment Agreement between the Company and William M. Thompson III, M.D., dated February 22, 1993(5)

10.16	Employment Agreement between the Company and Harry Berk, dated March 10, 1993(5)

10.17	The Company’s 1994 Stock Option Plan (6)

AMDL, INC.

Exhibit No.	Description

10.18	Independent Contract Agreement between the Company and Roger Lallone doing business as Brookwood Biomed(6)

10.19	Assignment Agreement between Roger Lallone, doing business as Brookwood Biomedical, and the Company dated December 22, 1993(6)

10.20	Employment Agreement between the Company and That T. Ngo, dated June 1, 1994(7)

10.21	Employment Agreement between the Company and Robert R. Guerrero, dated September 1, 1994(7)

10.22	Employment Agreement between the Company and Harry R. Berk, dated January 3, 1995(7)

10.23	Operating Agreement of ICD, L.L.C.(7)

10.24	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.25	Deleted

10.26	Nonstatutory Stock Option Agreement between the Company and Donald E. Rounds, dated March 16, 1994(7)

10.27	The Company’s Stock Bonus Plan(8)

10.28	Form of International Distribution Agreement of ICD, L.L.C.(8)

10.29	Employment Agreement between the Company and Harry Berk, dated January 1, 1996(8)

10.30	Form of Accrued Salary Payment Agreement between the Company and Various Employees and Former Employees dated September 20, 1996(9)

10.31	Employment Agreement between the Company and That T. Ngo, dated October 1, 1996(9)

10.32	Employment Agreement between the Company and Ronald J. Moore, dated October 23, 1996(9)

10.33	Employment Agreement between the Company and Harry Berk, dated January 1, 1997(9)

10.34	Employment Agreement between the Company and Donald C. Swanson, dated May 5, 1997(10)

10.35	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(10)

10.36	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(11)

10.37	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(11)

10.38	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(11)

10.39	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(11)

10.40	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(11)

10.41	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (11)

10.42	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(11)

10.43	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(11)

AMDL, INC.

Exhibit No.	Description

10.44	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(12)

10.45	The Company’s 1999 Stock Option Plan(12)

10.46	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(12)

10.47	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(12)

10.48	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(12)

10.49	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(12)

10.50	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(12)

10.51	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(12)

10.52	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(12)

10.53	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(12)

10.54	Employment Agreement of Gary L. Dreher dated November 23, 1999(13)

10.55	Consulting Agreement with That T. Ngo dated October 1, 1999(13)

10.56	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(13)

10.57	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(14).

10.58	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(14)

10.59	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.60	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(14)

10.61	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(14)

10.62	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(15)

10.63	Executive Management Change in Control Severance Plan (16)

10.64	The Company’s 1999 Stock Option Plan(*)

21.1	Subsidiaries Not Applicable.

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer*

99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer*

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

AMDL, INC.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1992.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1994.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(12)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(13)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(15)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(16)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

(*)	Filed herewith