Form 10-Q
period 2003-03-31
AMDL INC
filed 2003-05-15
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   [X] No   [   ]

          As of May 13, 2003 the Company had 9,223,322 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET

March 31,
2003

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,619
Accounts receivable	38,323
Inventories	73,744
Prepaid expenses and other current assets	11,327

Total current assets	229,013
Intellectual property, net	1,833,333
Fixed assets, net	29,073
Other assets	5,757

$2,097,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$280,388
Accrued payroll and related expenses	86,957
Loans payable	65,000

Total current liabilities	432,345
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,223,322 shares issued and outstanding at March 31, 2003	9,223
Additional paid in capital	22,884,635
Accumulated deficit	(21,229,027)

Total stockholders’ equity	1,664,831

$2,097,176

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues
Product sales	$66,036	$30,745
Cost of sales	27,148	15,294

Gross profit	38,888	15,451
Operating expenses
Research and development	108,506	149,397
General and administrative	501,889	1,253,788

	610,395	1,403,185

Loss from operations	(571,507)	(1,387,734)
Other income
Interest income	474	10,472

Net loss	$(571,033)	$(1,377,262)

Basic and diluted loss per share	$(0.06)	$(0.17)

Weighted average shares outstanding	9,159,433	8,141,471

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net loss	$(571,033)	$(1,377,262)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,497	26,603
Fair market value of common stock issued for services	27,766	270,297
Changes in operating assets and liabilities
Accounts receivable	50,067	(84)
Inventories	9,230	(2,909)
Prepaid expenses and other current assets	8,200	(9,800)
Accounts payable and accrued expenses	135,701	(497)
Accrued payroll and related expenses	409	(34,127)
Customer deposits	(12,350)	—

Net cash used in operating activities	(324,513)	(1,127,779)

Cash flows from investing activities
Purchases of equipment	—	(25,664)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs of $2,620	17,380	—
Proceeds from loans	65,000
Offering costs paid in advance for monies raised	—	(65,409)

Net cash provided by (used in) financing activities	82,380	(65,409)

Net change in cash	(242,133)	(1,218,852)
Cash at beginning of period	347,752	2,929,833

Cash at end of period	$105,619	$1,710,981

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$—	$—
Income taxes	$—	$—

	$—	$—

See accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2003 and 2002

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

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is primarily engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit, DR-70®, to detect the presence of colorectal and other types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $21,229,027 as of March 31, 2003, continues to generate low levels of sales from its DR-70® product, and has incurred significant continuing losses from operations through March 31, 2003. In addition, the Company no longer meets the standards for a continued listing on AMEX, and AMEX may take action to delist the Company’s stock. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s near and long-term operating strategies focus on exploiting the technologies currently owned by the Company. In response to the current financial conditions of the Company and as a part of its ongoing corporate strategy, the Company is pursuing several equity financing arrangements intended to increase liquidity and better position the Company for future growth.

Several ongoing initiatives, which the Company hopes to accomplish, are as follows:

•	The Company has begun the process of obtaining FDA approval of its DR-70® product, which if successful, will allow the Company to sell this product in the United States. The Company believes that FDA approval would increase sales of the DR-70® product worldwide.

•	The Company is making efforts to license its combination immunogene therapy technology by entering into a strategic relationship with a larger company. The Company hopes that this relationship will provide cash up-front to help improve the current financial condition.

•	The Company is conducting a private placement offering. See Note 4.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2003 and 2002

The successful outcome of these future activities cannot be determined at this time. During the period January 1 through March 31, 2003, the Company received net proceeds of $17,400 from the sale of common stock in a previous offering. For the period from April 1, 2003 through May 13, 2003, the Company received additional net proceeds of $230,550 from the sale of units in its current offering. The Company also converted loans payable of $65,000 as of March 31, 2003 into units and paid cash commissions of $8,450 in respect of this amount. There can be no assurances that any further financing will be obtained, or if obtained, that the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Accordingly, the Company believes that its cash position of $105,619 at March 31, 2003 together with the additional funds raised through May 13, 2003 is sufficient to fund its operations and working capital requirements only through June 15, 2003.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2003 and 2002

statements.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25, as amended by FIN 44; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company values these grants at fair value as defined in SFAS 123, FIN 44 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

At March 31, 2003 the Company had two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For the Three Months Ended March 31,

	2003	2002

Net loss as reported	$(571,033)	$(1,377,262)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	(383,910)
Pro forma net loss	$(571,033)	$(1,761,172)
Basic and diluted loss per share – as reported	$(0.06)	$(0.17)
Basic and diluted loss per share – pro forma	$(0.06)	$(0.22)

Risks and Uncertainties

The Company’s proprietary DR-70® test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval within other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2003 and 2002

The Company is subject to the risk of failure in maintaining its current regulatory approvals and in obtaining future regulatory approval, as well as the timely receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

The current level of revenues from the sale of DR-70® kits to our distributors and one OEM product are not sufficient to finance current operations and the costs of the colon cancer samples and the clinical trials needed for the FDA approval process. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to finance the costs of FDA approval of DR-70® and to pay ongoing general and administrative expenses of our business. There are no definitive commitments to provide the required capital. Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. In addition, any equity financing may involve substantial dilution to our shareholders. The Company is also making efforts to license our combination immunogene therapy technology by entering into a strategic relationship with a larger company. It is anticipated that a successful transaction would provide up-front cash to the Company which would enable the Company to fund future operations; however, there is no assurance that a transaction will be consummated nor can the Company anticipate the amount of any up-front cash available.

Revenue Recognition

Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. Licensing revenue is recognized as earned over the term of each respective agreement.

Segments of an Enterprise and Related Information

During the three months ended March 31, 2003, approximately 19.2% of our total sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 18.7% of total sales and 97.4% of foreign sales. During the three months ended March 31, 2002, approximately 44.2% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 40.1% of total sales and 90.9% of foreign sales. All sales to customers in Taiwan during the current year and prior year periods are considered sales to related parties. The Company currently operates in one segment.

Reclassifications

Certain reclassifications were made to the prior period amounts, in order to conform with current period presentation.

NOTE 3 – LOANS PAYABLE

Loans payable at March 31, 2003 consist of loans received from two persons, totaling $65,000. The advances were made in anticipation of finalizing the terms of the Company’s private placement. The individuals subsequently converted their loans to units in April 2003. See Notes 4 and 7.

NOTE 4 – STOCK ISSUANCES

Cash Financing Activities

On October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On February 24, 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,400, net of issuance costs of $2,600. PCNA, S.A., a Swiss corporation, acted as our placement agent in connection with this

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2003 and 2002

offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 5,000 shares during the three months ended March 31, 2003.

On March 21, 2003, the board of directors authorized the sale of units consisting of securities and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only in a private placement. The Company is seeking to raise $1 million in gross proceeds from this offering plus an additional amount of up to $1 million from the exercise of the warrants. Under the terms of the offering, investors receive one unit for each $1,000 invested. Each unit consists of a 5% convertible promissory note, in the principal amount of $1,000, convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at the price of $0.385 each, expiring on December 31, 2005. The notes are automatically convertible into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. Should such approval not be granted, the notes are due on June 30, 2003. The Company estimates that approximately one-third of the total unit price should be attributed to the warrant, and accordingly, intends to record this amount as a debt discount. The Company intends to amortize the debt discount over the period beginning on the subscription date and ending on the due date, as interest expense. The Company has committed to file a registration statement with the Securities and Exchange Commission on Form S-3 covering the secondary offering of the shares of the Company’s common stock issued upon conversion of the notes and issuable upon exercise of the warrants. If the Form S-3 registration statement is not declared effective on or prior to July 1, 2003, the Company will be required to issue up to 20% additional warrants to each investor. In connection with its fundraising efforts, the Company is utilizing the services of two placement agents, PCNA, S.A., a Swiss corporation and Gestibroker Consulting and Financial Management S.A., a Swiss corporation and pays a total cash compensation of 13% of funds raised plus will issue warrants to purchase common shares equal to ten percent (10%) of the aggregate number of shares of common stock issued or issuable on conversion of the promissory note. In addition, the Company has entered into an investment advisory agreement with First London Finance, Ltd, a British Virgin Islands company. Under the terms of the investment advisory agreement, the Company may issue up to 500,000 shares of common stock, based on various levels of success of the offering. See also Notes 3 and 7.

Non-Cash Financing Activities

On October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to International Consulting Partners, a consultant for financial consulting services to be rendered thereafter on a month to month basis. On January 31, 2003, the Company issued an aggregate of 99,999 shares of common stock (33,333 shares per month for the three months ended January 31, 2003) for consulting services to the same consultant pursuant to the prior authorization. Of these shares, 66,666 shares, valued at $30,600 based upon the trading price of the common stock on the dates earned, were charged to consulting expense in 2002 as if issued on December 31, 2002. The remaining 33,333 shares were valued at $16,433, based upon the trading price of the common stock on January 31, 2003, and charged to consulting expense. An additional 33,333 shares were issued to the same consultant for services performed in February 2003, valued at $11,333, based upon the trading price of the common stock on February 28, 2003, and charged to consulting expense.

NOTE 5 – STOCK OPTIONS

The Company has a 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. All options granted have an exercise price equal to the fair market value at the date of grant, vested upon grant and expire in five years. No options were granted during the three months ended March 31, 2003 and no further options are available for grant under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2003 and 2002

incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted during the three months ended March 31, 2003 and 245,000 options remain available for grant under the 2002 Plan as of March 31, 2003.

NOTE 6 – CONTINGENCIES

Litigation

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim seeks substantial damages and injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief in the Canadian case seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to these actions is reflected in the accompanying financial statements. If AcuVector is successful, the Company may be liable for substantial damages, its rights to the intellectual property will be adversely affected, and the Company’s future prospects for licensing the technology will be significantly impaired.

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

NOTE 7 – SUBSEQUENT EVENTS

In April 2003, the two persons who had loaned an aggregate of $65,000 to the Company purchased 65 units in the offering by canceling their prior loans. See Notes 3 and 4. Through May 13, 2003, the Company has received subscriptions for an additional 265 units generating total net proceeds of $287,100, net of issuance costs of $42,900 from the unit offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets decreased from $2,434,303 at December 31, 2002 to $2,097,176 at March 31, 2003. The decrease is a result of cash used for research and development and losses incurred in operations.

Our total outstanding current liabilities increased to $432,345 at March 31, 2003 as compared to $243,585 at December 31, 2002. The increase resulted from the lack of cash to pay ongoing operating payables and the borrowing of $65,000.

From December 31, 2002 to March 31, 2003, our cash and cash equivalents decreased by $242,133 as a result of (i) expenditures for research and development, including $70,803 for research studies, (ii) operations, including consulting fees of $60,642 and (iii) legal fees of $65,812. As of May 1, 2003, cash is being depleted at the rate of approximately $160,000 per month, assuming no decrease in current accounts payable and excluding clinical trials costs. To complete the clinical trials and submission of our DR-70® kit for FDA approval, we estimate additional costs will be approximately $300,000. Where the Company can pay for services (e.g. financial consulting and investor relations services) using shares of its common stock, the Company takes advantage of these opportunities to conserve cash.

As of May 13, 2003, our cash on hand was approximately $201,000. Without a significant change in sales, our only source of additional funds to meet future operating expenses and the costs of the FDA approval process is the sale of the Company’s securities. The amount of cash on hand is only sufficient to meet our operating expenses through June 15, 2003. In addition, at May 13, 2003, we had negative working capital of approximately $432,000. In addition, current liabilities have increased from approximately $432,000 at March 31, 2003 to approximately $768,000 at May 13, 2003, including convertible notes payable to investors of $330,000 resulting from subscriptions in the unit offering described below.

There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of any strong distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors in Taiwan and Hong Kong, Australia and Korea. In addition, the lack of a market for our PyloriProbe™ product due to changes in technology and the presence of improved competitive products in the United States has led us to conclude that our investment in this product and any inventory on hand will have no further realizable value domestically. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. The Company’s limited sales to date and the lack of any purchase requirements in the existing distribution agreements, makes it impossible to identify any trends in our business prospects.

The current level of revenues is not sufficient to maintain operations and fund the costs of the colon cancer samples and conduct the clinical trials required for the FDA process. Accordingly, the Company is currently conducting an offering in the US under Regulation D and concurrently in Europe under Regulation S, and is seeking to raise $1,000,000 through the offer and sale of up to 1,000 units at a price of $1,000 each. Each unit consists of a 5% convertible promissory note, in the principal amount of $1,000, convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. Through May 13, 2003, 330 units have been sold to nine investors in the combined Regulation D / Regulation S Offerings, generating net proceeds of $287,100. There is no assurance that the Company will be successful raising additional funds in the Regulation S Offering or Regulation D Offering or any other future equity offering.

The Company does not expect to incur any material capital expenditures until sales volume increases substantially. Any required future capital expenditures for manufacturing equipment will be funded out of future revenues or additional equity. The Company does not have any long term or contingent obligations which must be satisfied.

Additionally, in order to (i) fund the costs of acquisition of the colon cancer samples and conducting the clinical trials needed for the FDA approval process, and (ii) pay ongoing general and administrative expenses, the Company is currently seeking to raise additional funds through the sale of its common stock. The potential impact of either an adverse determination in the action brought by AcuVector Group, Inc. or poor results in ongoing German trials could materially impact the Company’s ability to obtain the additional working capital. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company. In addition, the filing of the AcuVector lawsuit may have an effect on our ability to license the CIT technology.

As reported in our financial statements and in the report of our auditors for the year ended December 31, 2002, there is substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets and liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

The Company’s Unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable, (ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of intellectual property, (v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Revenue. During the three months ended March 31, 2003, the Company generated $66,036 from product sales compared to revenues from product sales for the three months ended March 31, 2002 of $30,745, an increase of $35,291 or 114.8%. The increase is due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended March 31, 2003 were $52,589 compared to $15,433 for the prior year period, an increase of $37,156 or 240.8%. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended March 31, 2003 were $13,447 compared to $15,312 for the three months ended March 31, 2002, a decrease of $1,865 or 12.2%. Of the DR-70® revenues in the three months ended March 31, 2003, $766 was from domestic customers and $12,681 was from foreign customers. Of the DR-70® revenues in the three months ended March 31, 2002, $1,721 was from domestic customers and $13,591 was from foreign customers.

The continued low level of DR-70® sales is disappointing to management of the Company. Our current distributors advise that market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.

Gross Profit. Gross profit on product sales increased by $23,437 or 151.7% to $38,888 for the three months ended March 31, 2003, compared to $15,451 for the period ended March 31, 2002. The increase in gross profit was due to an increase in OEM product sales of $37,156. The Company’s gross profit on total product sales was 58.9% for the three months ended March 31, 2003 as compared to 50.5% for the prior year period. The increase is due to improved margins on our OEM products.

Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the three months ended March 31, 2003. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2003. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the three months ended March 31, 2003 were $108,506 as compared to $149,397 for the three months ended March 31, 2002. The decrease of $40,891 was primarily a result of a reduction in the services provided by our principal research consultant in the amount of $ 33,625 due to the general attempt to reduce cash outlays and reduced needs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2003, decreased by $751,899 from $1,253,788 for the three months ended March 31, 2002 to $501,889 for the three months ended March 31, 2003, primarily as a result of a decrease in consulting expenses of $659,392, including a decrease in non-cash amounts of $299,906; a decrease in legal costs of $81,772; and a decrease in payroll, taxes and benefits of $24,905. The significant components of general and administrative expenses for the three months ended March 31, 2003 primarily consist of payroll, taxes and benefits; consulting expenses; and professional fees, including legal, audit and patent expenses.

Net Loss and Loss from Operations. As a result of the above, in the three months ended March 31, 2003, the Company’s net loss was $571,033 or $(0.06) per share compared to a net loss of $1,377,262 or $(0.17) per share for the same period in the prior year.

Assets and Liabilities

At March 31, 2003, the Company had total assets of $2,097,176 compared to total assets of $2,434,303 at December 31, 2002. Cash was $105,619 as of March 31, 2003, a decrease of $242,133 (69.6%) from the $347,752 cash on hand as of December 31, 2002. Cash used in operations was $324,513 and cash provided by financing activities from the sale of common stock and loan proceeds was $82,380, net of expenses of $2,620. As of May 13, 2003, our cash has increased to approximately $201,000.

Accounts receivable was $38,323 at March 31, 2003, a decrease of $50,067 (56.6%) from the $88,390 at December 31, 2002 due principally to a single large order for OEM products in 2002 which was shipped just prior to year end and collected during the three months ended March 31, 2003. Inventories decreased $9,230 (11.1%), to $73,744, from the $82,974 at December 31, 2002. The decrease in inventories is attributable to use of materials for clinical trials.

Net fixed assets totaled $29,073 at March 31, 2003 compared to $31,570 at December 31, 2002, a decrease of $2,497 (7.9%). The decrease is fully attributable to depreciation and amortization for the three months ended March 31, 2003.

Total liabilities at March 31, 2003 were $ 432,345, an increase of $188,760 from the $243,585 at December 31, 2002. Accounts payable and accrued liabilities were $280,388 at March 31, 2003, an increase of $135,700 (93.8%) from the $144,688 at December 31, 2002. The increase is primarily due to (i) increased trade payables and accruals attributable to the Company’s continued level of expenses and continued losses, and (ii) borrowings of $65,000, without significant sales or equity infusions. Accrued payroll totaled $86,957 at March 31, 2003, an increase of $409 compared to $86,548 at December 31, 2002.

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

Also on October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On February 24, 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,400, net of issuance costs of $2,600. PCNA, S.A., a Swiss corporation, acted as our placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 5,000 shares during the three months ended March 31, 2003.

On March 21, 2003, the board of directors authorized the sale of units consisting of securities and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only in a private placement. The Company is seeking to raise $1 million in gross proceeds from this offering plus an additional amount of up to $1 million from the exercise of the warrants. Under the terms of the offering, investors receive one unit for each $1,000 invested. Each unit consists of a 5% convertible promissory note, in the principal amount of $1,000, convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at the price of $0.385 each, expiring on December 31, 2005. The notes are automatically convertible into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. Should such approval not be granted, the notes are due on June 30, 2003. The Company estimates that approximately one-third of the total unit price should be attributed to the warrant, and accordingly, intends to record this amount as a debt discount. The Company intends to amortize the debt discount from the period beginning on the subscription date and ending on the due date as interest expense. The Company has committed to file a registration statement with the Securities and Exchange Commission on Form S-3 covering the secondary offering of the shares of the Company’s commons stock issued upon conversion of the notes and issuable upon exercise of the warrants. If the Form S-3 registration statement is not declared effective on or prior to July 1, 2003, the Company will be required to issue up to 20% additional warrants to each investor. In connection with its fundraising efforts, the Company is utilizing the services of two placement agents, PCNA, S.A., a Swiss corporation and Gestibroker Consulting and Financial Management S.A., a Swiss corporation and pays a total cash compensation of 13% of funds raised. In addition, the Company has entered into an investment advisory agreement with First London Finance, Ltd, a British Virgin Islands company. Under the terms of the investment advisory agreement, the Company may issue up to 500,000 shares of common stock, based on various levels of success of the offering.

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

AMDL, Inc.

Dated: May 13, 2003	By:	/s/ Gary L. Dreher

GARY L. DREHER, President

Dated: May 13, 2003	By:	/s/ Arthur S. Rosten

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Arthur S. Rosten

Arthur S. Rosten
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer