Form 10KSB/A
period 2002-12-31
AMDL INC
filed 2003-06-30
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

(714) 505-4460

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class to be so registered Common Stock, $.001 par value	Name of each exchange on which registered AMEX

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

Yes   [X]     No   [  ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [  ]

     The issuer’s revenue for the fiscal year ended December 31, 2002 was $179,003.

     The market value of the voting stock held by non-affiliates of the issuer as of March 24, 2003 was approximately $2,873,000.

     The number of shares of the common stock outstanding as of March 24, 2003 was 9,223,322.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

Transitional Small Business Disclosure Format (check one)

     Yes   [  ]          No   [X]

Part 1

Item 1. Description of Business

     The Company is a cancer theranostics company, meaning it is involved in both the diagnosis and treatment of the same disease. Hospital, clinical, research and forensic laboratories and doctors’ offices use our products to obtain precise and rapid identification of certain types of cancer and other diseases. We develop, manufacture, market and offer for sale various immunodiagnostic kits for the detection of cancer and other diseases. We have two primary kits: DR-70® for the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon; prostate and liver; and Pylori-Probe™ for detection of Helicobacter Pylori (“H.pylori”), a bacterium that colonizes the mucus lining associated with gastric and peptic ulcers. We have received approvals to import and market DR-70® in Canada, the UK and Australia. We market DR-70® primarily in Europe and Asia through recently developed distribution channels. Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002 we decided to begin the FDA process for approval of our DR-70® kit as an aid in monitoring patients with colorectal cancer. See “Regulation,” below. The DR-70® test is not available in the United States. Pylori- Probe™ is cleared for sale in the United States; however, we do not intend to market the Pylori-Probe™ because another non-invasive test has been developed by another company, and as a result we believe that the Pylori-Probe™ cannot be competitively marketed at this time.

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

     In 2002 the FDA inspected our facilities and found no deficiencies. All of our OEM products are Class I (Good Manufacturing Practices not required) or Class II (Good Manufacturing Practices required, as defined by the FDA guidelines) devices and our facilities meet the Good Manufacturing Practices requirements for each of our

OEM products. We are licensed to manufacture our proprietary products and to repackage our OEM products at our Tustin office location.

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

Manufacturing

     We manufacture our DR-70® kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California.

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

     We have not yet submitted an application to the U.S. FDA to sell DR-70® in the United States. In September 2002 we submitted our Pre-Investigational Device Exemption (“Pre IDE”) packet to the FDA and we are in the final stages of responding to FDA comments. The Pre-IDE packet is necessary to establish a dialogue with the FDA regarding the test procedures and how the clinical trials are to be performed. The Pre-IDE packet describes our proposal to determine the efficacy of the DR-70® test for monitoring patients with colorectal cancer. The Pre-IDE packet includes a history and review of relevant literature and an explanation of how the DR-70® test identifies the named cancer and the scientific principle that forms the basis of how the test works. We also describe the study we will undertake to prove the safety and efficacy of the test. The FDA comments upon the test procedures we have proposed in the Pre IDE packet and may make further suggestions on the scope and nature of the proposed study. We have completed the pre-clinical precision study, which validates the consistency, reproducibility and stability of our DR-70® kit and is required by the FDA. The next portion of the FDA approval process consists of procuring the required specimens and conducting clinical trials comparing our DR-70® antigen to the currently accepted assay, CEA. We expect to acquire the blood samples in second quarter 2003 and when funds become available we plan to conduct the clinical trials and submit the results to the FDA for review. In addition to that which was originally submitted, our ultimate submission to the FDA will include any suggested tests or information required by the FDA. Since the response of the FDA to our ultimate submission cannot be anticipated, no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion.

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

     In June 1995, we received approval from the Cross Cancer Institute in Canada to apply for marketing clearance for our DR-70® lung cancer tumor-marker from the Health Protection Branch in Ottawa, Canada. In August 1995, we received marketing clearance from the Health Protection Branch in Canada. The clearance had lapsed due to procedural changes but a new license from the Health Protection Branch was issued on January 25, 2002 update expiry and renewal.

     In January 2003, the Therapeutic Goods Administration, Commonwealth Department of Health and Ageing, Australia, issued to AMDL Australia Pty. Ltd, our identified Australian distributor, a Certificate of Device Listing in respect of our DR-70® kit, permitting sales in Australia.

     PyloriProbe™. In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the PyloriProbe™ diagnostic kit. PyloriProbe™ is not being sold. As another non-invasive test exists, the Company does not believe that the PyloriProbe™ can be competitively marketed. At December 31, 2002, we fully reserved for the carrying value ($9,385) of the Pylori Probe™ inventory on our balance sheet.

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

Research and Development

     During the last two fiscal years ended December 31, 2002 and 2001, we spent $400,624 and $174,611, respectively, on research and development. During the 2003 fiscal year we expect to incur approximately $450,000 for research and development, including $436,000 for the FDA DR-70® application. This amount is exclusive of the costs of our principal scientific consultant, Dr. That G. Ngo, who is compensated on an hourly basis for research work on our technology.

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

     Also on October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to International Consulting Partners, a consultant, for further financial consulting services to be rendered thereafter on a month to month basis. On January 31, 2003, the Company issued an aggregate of 99,999 shares of common stock (33,333 shares per month for the three months ended January 31, 2003) for consulting services to the same consultant pursuant to the prior authorization. The 66,666 shares for services rendered in 2002 were valued at $30,600, and the 33,333 for services rendered in 2003 were valued at $16,433 based upon the trading price of the common stock on the dates earned, and these amounts were charged to consulting expense. This consulting arrangement was extended for one additional month and 33,333 shares were issued for services rendered in February 2003 and valued at $11,333 based upon the trading price of the common stock on the date earned, and this amount were charged to consulting expense. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

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

     From December 31, 2001 to December 31, 2002, our cash and cash equivalents decreased by $2,582,081, primarily as a result of cash used in operating activities. As of March 1, 2002, cash is being depleted at the rate of approximately $135,000 per month exclusive of clinical trial costs which will approximate $85,000 for first quarter 2003. In March 2003, we received a purchase order for ketone strips in the amount of approximately $109,000. We expect to receive additional cash from other product sales, although no other definitive orders or commitments have been received in any significant quantity.

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

     There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of any strong distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. In addition, the lack of a market for our PyloriProbe™ product due to changes in technology and the presence of improved competitive products has led us to conclude that our investment in this product and any inventory on hand will have no future realizable value. Accordingly, the $9,385 carrying value of our PyloriProbe™ inventory was fully reserved for at December 31, 2002. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date and the lack of any purchase requirements in the existing distribution agreements, makes it impossible to identify any trends in our business prospects.

     Additionally, in order to (i) fund the costs of acquisition of the colon cancer samples and conducting the clinical trials needed for the FDA approval process, and (ii) pay ongoing general and administrative expenses, we are currently seeking to raise additional funds through the sale of the Company’s equity securities. The potential impact of either an adverse determination in the action brought by AcuVector or poor results in ongoing German trials could materially impact our ability to obtain the additional working capital. There is no assurance we will be able to generate sufficient revenues or sell equity any securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, the filing of the AcuVector lawsuit may have an effect on our ability to license the CIT technology.

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

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

     Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

     Sales Allowances. A portion of our business is to sell products to distributors who resell the products to the end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. We recognize the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.

     Valuation of Intangibles. From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material. As this asset represents the largest asset on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.

     Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

     Litigation. We account for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.

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

     During 2003, we expect sales of OEM products to be at or about the same level as experienced in 2002. Assuming FDA approval of DR-70® in late 2003, we expect sales of DR-70® to increase in 2003, but any such increase in sales is not expected to impact significantly our operating results for 2003. In 2001, we also recorded licensing revenues of $494,828. The licensing revenue in the year ended December 31, 2001 was attributable to (i) amortization of the licensing fee received from Chinese Universal for a full 12 month period in the year ended

December 31, 2001; (ii) the one-time recognition of the unamortized balance of deferred income upon the termination of the Chinese Universal license agreement; and (iii) the one-time recognition of a non-refundable deposit of $200,000 from Chinese Universal because Chinese Universal did not complete its obligations under the corresponding agreement with the Company. No licensing revenue was received in 2002. We also realized interest income of $22,523 in fiscal year 2002 compared to $130,976 of interest income for the equivalent period in the prior year. The decrease in interest income was due to a decrease in available funds for investments during the fiscal year 2002.

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

     Research and Development. Research and development expenses for the year ended December 31, 2001 were $400,624 as compared to $174,611 for the year ended December 31, 2001. The increase of $226,013 was primarily a result of an increase in (a) the amount of services provided by our principal consultant in the amount of $38,006 due to expanded efforts on (i) refinement of our DR-70® kit and (ii) development of additional patent applications, and (b) expenses of $178,415 related to clinical trials.

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

     Accounts receivable was $91,517 at December 31, 2002, an increase of $81,230 (689.6%) from the $10,287 at December 31, 2001 due principally to a single large order for OEM products in 2002 which was shipped just prior to year end. Inventories increased $3,508 (4.4%), to $82,974, from the $79,466 at December 31, 2001. The increase in inventories is attributable to increased work in process and raw materials available for DR-70® kit manufacturing, net of the reserve for the PyloriProbe™ inventory.

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

     A note payable in the amount of $25,000 carried as a liability at December 31, 2001 was treated as forgiven as of December 31, 2002. In 1996, we had tendered payment of all accrued interest to the noteholder, which tender was never negotiated. At the same time, we also offered to repay the principal amount upon return of the original note we issued. Since 1997 we have had no contact the noteholder and therefore have recognized the amount as a forgiveness of indebtedness. We also recognized an additional $18,475 of debt forgiveness, principally related to the accrued interest on the note.

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

Supplemental schedule of non-cash investing and financing activities

See related Notes 6, 9 and 10 to financial statements for non-cash investing and financing activities.

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Year Ended December 31, 2002 and 2001

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Year Ended December 31, 2002 and 2001

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Year Ended December 31, 2002 and 2001

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Year Ended December 31, 2002 and 2001

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

For The Year Ended December 31, 2002 and 2001

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Year Ended December 31, 2002 and 2001

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Year Ended December 31, 2002 and 2001

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

NOTE 2 - INVENTORIES

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

For The Years Ended December 31, 2002 and 2001

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

The provision for income taxes for fiscal 2002 and 2001 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2002	2001

Computed tax benefit at federal statutory rate	$(1,225,000)	$(797,000)
State income tax benefit, net of federal effect	(210,000)	(137,000)
Increase in valuation allowance	1,435,000	934,000

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2002 and 2001

	2002	2001

Other	800	800

	$800	$800

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

For The Years Ended December 31, 2002 and 2001

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2002 and 2001

On December 9, 2002, the Company entered into an Investment Banking Agreement with Delta Asset Holding Corp. (Delta). Under the terms of the agreement, the Company granted Delta warrants to purchase 950,000 shares of the Company’s common stock for services to be rendered. Under these warrants, the selling shareholder is entitled, subject to fulfillment of certain exercise conditions, to purchase (a) up to 200,000 shares of common stock at an exercise price of $.70 per share not later than January 31, 2003 (which warrant has expired), (b) up to 250,000 shares of common stock at an exercise price of $.70 per share not later than February 28, 2003 (which warrant has expired), (c) up to 250,000 shares of common stock at an exercise price of $.85 per share not later than March 31, 2003, and (d) up to 250,000 shares of common stock at an exercise price of $1.00 per share not later than April 30, 2003. The exercise conditions with respect to the unexpired warrants have not been met and the Company does not expect them to be met. Therefore, none of the warrants are included in the tables above.

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

For The Years Ended December 31, 2002 and 2001

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

For The Years Ended December 31, 2002 and 2001

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

For The Years Ended December 31, 2002 and 2001

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

NOTE 13 - SUBSEQUENT EVENTS

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

For The Years Ended December 31, 2002 and 2001

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

		Year First
Name	Age	Elected	Position

William M. Thompson III, Ph.D.	75	1989	Chairman of the board of directors
Gary L. Dreher	56	1999	President, Chief Executive Officer, and Director
Douglas C. MacLellan	47	1992	Director
Edward R. Arquilla, M.D., Ph.D.	80	1997	Director
Marvin E. Rosenthale, Ph.D.	69	2002	Director Nominee

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

III-1

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

III-2

							Long-Term
	Annual Compensation						Compensation

					Other		Common Shares
					Awards		Underlying Options	All Other
Name and Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Granted (#)	Compensation ($)

Gary L. Dreher,	2002	$325,000	(1)	-0-	$28,893	(2)	450,000	-0-
President and CEO	2001	$248,000	(1)	$75,000	$71,000	(2)	350,000	-0-
	2000	$222,000	(1)	-0-	$9,000	(2)	400,000	-0-
Arthur S. Rosten,	2002	$162,240	(3)	-0-	-0-		79,000	-0-
Chief Financial Officer	2001	$7,291		-0-	-0-		-0-	-0-

(1)	Effective January 1, 2000, Mr. Dreher’s compensation was $222,000 per annum, effective September 1, 2001, Mr. Dreher’s compensation was raised to $300,000 per annum, and effective March 1, 2002, Mr. Dreher’s compensation was raised to $330,000 per annum.

(2)	The 2002 amount represents an additional payment of $8,880 in respect of taxes on the 2001 purchase of the golf club membership, $8,835 for golf membership dues and other items, $9,000 for a car allowance and $2,178 for life insurance. The 2001 amount represents payments to Mr. Dreher of $59,650 for the purchase of a golf club membership, $9,000 for a car allowance, $1,325 for life insurance and $1,125 for golf membership dues. The amount for 2000 represents a car allowance of $9,000.

(3)	On December 1, 2001, Mr. Rosten became our Chief Financial Officer on a part-time basis at a monthly salary of $7,291. Effective March 1, 2002, Mr. Rosten began serving on a full-time basis at an annual salary of $175,000.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

			% of Total Options
	Number of Securities		Granted to
	Underlying Options		Employees in Fiscal	Exercise or Base	Expiration
Name	Granted		Year (5)	Price ($/Sh)	Date

Gary Dreher,	100,000	(1)	15.7%	2.25	1/8/07
President and CEO	350,000	(2)	55.0%	0.48	7/24/07
Arthur S. Rosten,	4,000	(3)	0.6%	2.25	1/8/07
Chief Financial Officer	75,000	(4)	11.8%	0.48	7/24/07

(1)	Includes 44,444 options granted as incentive stock options and 55,556 options granted as non-qualified stock options under our 1999 stock option plan. All of these options became exercisable on the date of grant.

(2)	Includes 350,000 options granted as non-qualified stock options under our 2002 stock option plan. All of these options became exercisable on the date of grant.

(3)	Includes 4,000 options granted as incentive stock options under our 1999 stock option plan. All of these options became exercisable on the date of grant.

(4)	Includes 75,000 options granted as incentive stock options under our 2002 stock option plan. All of these options became exercisable on the date of grant.

(5)	Based on an aggregate of 636,000 options granted to employees in fiscal 2002.

III-3

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities
	Shares		Underlying Unexercised	Value of Unexercised In-the-
	Acquired on	Value	Options at FY-End (#)	Money Options at FY-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexerciseable	Exercisable/Unexercisable (1)

Gary Dreher,	0	0	1,450,000/0	$24,500/0
President and CEO
Arthur S. Rosten,	0	0	79,000/0	$5,250/0
Chief Financial Officer

(1)	Based on a price of $0.55 per share, the closing price as reported on the American Stock Exchange on December 31, 2002.

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

III-4

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

			Percentage
Name and Address(1)	Number of Shares		Owned

Gary L. Dreher	3,460,500	(2)	27.3%
William M. Thompson III, M.D. 7822 Beach Blvd., Suite 452 Huntington Beach, CA 92647	272,126	(3)	2.9%
Douglas C. MacLellan 8324 Delgany Avenue Playa del Rey, CA 90293	166,964	(4)	1.8%
Edward R. Arquilla, M.D., Ph.D. Department of Pathology University of California – Irvine Irvine, CA 92697	198,153	(5)	2.1%
Marvin E. Rosenthale, Ph.D. 6808 Queenferry Circle Boca Raton, FL 33496	85,000	(6)	(7)
Arthur S. Rosten	79,000	(8)	(7)
Chinese Universal Technologies Co., Ltd. 7F-3B1, 61 SEC GUN GYI Road 403 Taichuna, Taiwan	2,000,000	(9)	21.7%
RAB Europe Fund Limited c/o RAB Capital Limited 1 Adam Street London WCN6LE England	944,200	(10)	9.9%
RAB Europe Partners LP c/o RAB Capital Limited 1 Adam Street London WCN6LE England	944,200	(10)	9.9%
HSBC Securities (USA), Inc. 452 Fifth Avenue New York, NY 10018	600,000		6.5%
All Directors and Officers as a group (6 persons)	4,261,743		31.9%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 250,000 shares of common stock issuable upon the exercise of options at $0.68 per share, 300,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 100,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 350,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 100,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 350,000 shares of common stock issuable upon the exercise of options at $0.48 per share. Also includes 2,000,000 shares of common stock for which Mr. Dreher serves as a voting co-trustee (see footnotes (9) below) of which he disclaims beneficial ownership.

III-6

(3)	Includes 96,935 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(4)	Includes 11,464 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(5)	Includes 33,333 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(6)	Includes 50,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.39 per share and 35,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(7)	Less than one percent.

(8)	Includes 4,000 shares of common stock issuable upon the exercise of options at $2.25 per share and 75,000 shares of common stock issuable upon the exercise of options at $0.48 per share.

(9)	The Company believes that one or more individuals may be deemed to share beneficial ownership in these shares due to their control of Chinese Universal Technologies Co., Ltd. The Company is unable to ascertain who those individuals or entities might be. These same 2,000,000 shares of common stock are subject to a Voting Trust Agreement dated as of December 14, 2000 pursuant to which Jeanne Lai and Gary L. Dreher serve as voting co-trustees. The Voting Trust Agreement provides that during its 10 year term, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor shall always, in any election of directors, vote in favor of one nominee of Chinese Universal Technologies Co., Ltd., and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor (or opposed or in abstention) with regard to all such matters, otherwise such vote shall not be counted as having been voted on a proposal, except that the vote or proxy of only one trustee shall be required to count the shares as present for purposes of establishing a quorum.

(10)	According to a Schedule 13G filed by the these entities on February 11, 2003, RAB Europe Fund Limited, RAB Europe Partners LP, RAB Partners Limited, RAB Capital Limited, William Philip Richards and Michael Alen-Buckley have shared voting and shared dispositive power with respect to these shares. Mr. Richards is Managing Director of RAB Capital Limited, which is the investment manager for RAB Europe Fund Limited. Mr. Richards is also a director of RAB Partners Limited, which is the general partner of RAB Europe Partners LP. These entities and individuals reported shared voting and dispositive power with respect to 744,200 shares of our common stock, plus warrants to purchase up to 200,000 additional shares, of which warrants to purchase 150,000 shares are held by RAB Europe Fund Limited and warrants to purchase 50,000 shares are held by RAB Europe Partners LP. These warrants may not be exercised if, after giving effect to such exercise, RAB Europe Fund Limited and RAB Europe Partners LP, together with their affiliates, would have collectively acquired beneficial ownership during the sixty (60) day period ending on and including the date of exercise, that when added to the number of shares beneficially owned at the beginning of such sixty (60) day period, exceeds 9.99% of the number of shares of our common stock outstanding immediately after such exercise. Based on 9,223,322 shares of common stock outstanding as of March 24, 2003, the RAB entities were contractually restricted from acquiring more than 921,409 shares of our common stock as of such date.

III-7

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

Item 13.    Exhibits and Reports on Form 8-K.

(a)	Index to Exhibits

Exhibit No.

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

III-8

Exhibit No.

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

III-9

Exhibit No.

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan(14)

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

III-10

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

21.1	Subsidiaries

Not Applicable.

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

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

III-11

SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, INC.

Dated: June 30, 2003	By	/s/ Gary L Dreher

Gary L. Dreher President and Chief Executive Officer

Dated: June 30, 2003	By:	/s/ Arthur S. Rosten

Arthur S. Rosten,
Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher Gary L. Dreher	President and Chief Executive Officer and Director (principal executive officer)	June 30, 2003

/s/ Arthur S. Rosten Arthur S. Rosten	Chief Financial Officer (principal financial and accounting officer)	June 30, 2003

/s/ William M. Thompson William M. Thompson III, M.D.	Chairman of the Board	June 30, 2003

Edward R. Arquilla, M.D.	Director	June , 2003

Douglas C. MacLellan	Director	June , 2003

/s/ Marvin E. Rosenthale Marvin E. Rosenthale	Director	June 30, 2003

III - 12

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

Date: June 30, 2003

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

Date: June 30, 2003

/s/ Arthur S. Rosten

Arthur S. Rosten
Chief Financial Officer

Exhibit Index

Exhibit No.

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada,Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

Exhibit No.

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan(14)

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

21.1	Subsidiaries

Not Applicable.

99.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer