Form 10QSB
period 2003-06-30
AMDL INC
filed 2003-08-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-27689

AMDL, Inc. (Exact name of small business issuer as specified in its charter)

Delaware	33-0413161

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes                      X                      No

     As of August 12, 2003 the Company had 13,112,508 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET

ASSETS

June 30,
2003

(Unaudited)
Current assets:
Cash and cash equivalents	$780,333
Accounts receivable	1,974
Inventories	69,791
Prepaid expenses and other current assets	26,124

Total current assets	878,222
Intellectual property, net	1,808,333
Fixed assets, net	26,576
Other assets	5,757

$2,718,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$465,662
Accrued payroll and related expenses	108,524
Notes payable, net	404,221

Total current liabilities	978,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,038,977 shares issued and outstanding at June 30, 2003	12,039
Additional paid in capital	23,954,868
Prepaid consulting	(59,379)
Accumulated deficit	(22,167,047)

Total stockholders’ equity	1,740,481

$2,718,888

     See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Product sales	$59,168	$43,062	$125,204	$73,807
Cost of sales	30,399	18,772	57,547	34,066

Gross profit	28,769	24,290	67,657	39,741

Operating expenses
Research and development	224,113	91,361	332,619	240,758
General and administrative	408,065	1,070,188	909,954	2,323,975

	632,178	1,161,549	1,242,573	2,564,733

Loss from operations	(603,409)	(1,137,259)	(1,174,916)	(2,524,992)
Other income
Interest income	55	6,249	529	16,720
Other expense
Interest expense	(334,666)	—	(334,666)	—

Net loss	$(938,020)	$(1,131,010)	$(1,509,053)	$(2,508,272)

Basic and diluted loss per share	$(0.10)	$(0.13)	$(0.16)	$(0.30)

Weighted average shares outstanding	9,669,892	8,549,752	9,416,073	8,346,740

     See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities
Net loss	$(1,509,053)	$(2,508,272)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54,994	54,100
Fair market value of common stock issued for services	34,686	587,987
Non-cash interest expense recognized	334,336	—
Changes in operating assets and liabilities
Accounts receivable	86,416	(12,118)
Inventories	13,183	(19,761)
Prepaid expenses and other current assets	(6,597)	24,123
Accounts payable and accrued expenses	320,975	75,260
Accrued payroll and related expenses	21,976	(12,249)
Customer deposits	(12,350)	—

Net cash used in operating activities	(661,434)	(1,810,930)

Cash flows from investing activities
Purchases of equipment	—	(25,664)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs of $2,620 in 2003	17,380	—
Proceeds from issuance of convertible notes, net of offering costs of $244,365 in 2003	1,076,635
Proceeds from exercise of warrants and options, net of costs of $4,451 in 2002	—	253,949

Net cash provided by (used in) financing activities	1,094,015	253,949

Net change in cash	(432,581)	(1,582,645)
Cash at beginning of period	347,752	2,929,833

Cash at end of period	$780,333	$1,347,188
Supplemental disclosure of cash flow information
Cash paid during the period for Interest	$—	$—

Income taxes	$—	$—

     See accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB/A.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is primarily engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit, DR-70® , to detect the presence of colorectal and other types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,167,047 as of June 30, 2003, continues to generate low levels of sales from its DR-70® product, and has incurred significant continuing losses from operations through June 30, 2003. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s near and long-term operating strategies focus on exploiting the technologies currently owned by the Company. The Company has begun the process of obtaining FDA approval of its DR-70® product, which if successful, will allow the Company to sell this product in the United States. The Company believes that FDA approval would increase sales of the DR-70® product worldwide. In addition, the Company is making efforts to license its combination immunogene therapy technology by entering into a strategic relationship with a larger company. The Company hopes that this relationship will provide cash up-front to help improve the current financial condition. The impact on the results of operations or the outcome of these activities cannot be determined at this time.

In response to the current financial conditions of the Company and as a part of its ongoing corporate strategy, the Company conducted a private placement of units between April 1,2003 and June 30, 2003 generating net proceeds of $1,076,635, which proceeds increased liquidity and better positioned the Company to complete the DR-70® application to the FDA (See Note 4). For the period from July 1, 2003 through August 12, 2003, the Company received additional net proceeds of approximately $71,000 from the exercise of warrants included in the units in the private placement (See Note 7). There can be no assurances that any additional warrants included in the units will be exercised or that any further financing will be obtained, or if obtained, that the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

Accordingly, the Company believes that its cash position of $780,333 at June 30, 2003 together with the additional funds raised through August 12, 2003 is sufficient to fund its operations and working capital requirements only through October 15, 2003.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

At June 30, 2003 the Company had two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss as reported	$(938,020)	$(1,131,010)	$(1,509,053)	$(2,508,272)
Deduct: Total stock-based employee compensation under fair value method for all awards, net of related tax effects	—	(490,910)	—	(490,910)

Pro forma net loss	$(938,020)	$(1,621,920)	$(1,509,053)	$(2,999,182)

Basic and diluted loss per share - as reported	$(0.10)	$(0.13)	$(0.16)	$(0.30)

Basic and diluted loss per share - pro forma	$(0.10)	$(0.19)	$(0.16)	$(0.36)

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

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

Segments of an Enterprise and Related Information

During the three months ended June 30, 2003, approximately 8.0% of our total sales were to customers in foreign countries. Customers in Korea accounted for approximately 7.0% of total sales and 87.3% of foreign sales. During the three months ended June 30, 2002, approximately 28.6% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 28.6% of total sales and 100% of foreign sales. During the six months ended June 30, 2003, approximately 13.9% of our total sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 9.9% of total sales and 70.9% of foreign sales. Customers in Korea accounted for approximately 3.6% of total sales and 25.7% of foreign sales. During the six months ended June 30, 2002, approximately 35.1% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 33.5% of total sales and 95.5% of foreign sales. The Company currently operates in one segment.

Reclassifications

Certain reclassifications were made to the prior period amounts, in order to conform with current period presentation.

NOTE 3 — NOTES PAYABLE

Convertible notes were issued as part of the units in the private placement offering. At June 30, 2003 notes totaling $442,632 were outstanding. Unamortized debt discount and unamortized deferred issuance costs are as follows:

Notes payable	$442,632
Unamortized debt discount	(10,629)
Unamortized deferred issuance costs	(27,782)

Net notes payable	$404,221

See Notes 4 and 7.

     NOTE 4 — STOCK ISSUANCES

Cash Financing Activities

On October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On February 24, 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,380, net of issuance costs of $2,620. PCNA, S.A., a Swiss corporation, acted as the placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 5,000 shares during the six months ended June 30, 2003.

On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only in a private placement. The Company raised $1,321,000 in gross proceeds from this offering and the Company is hopeful that an additional amount of up to $1.6 million in gross proceeds from the exercise of the warrants will be received. Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a 5% convertible promissory note due June 30, 2003, in the principal amount of $1,000, generally convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange.

The Company has registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued upon conversion of the notes and issuable upon exercise of the warrants, which registration statement became effective on July 31, 2003; however, there are significant restrictions on the sale of the shares issuable on exercise of the warrants. The Company was contractually required to issue 5% additional warrants to each investor (totaling 170,234 warrants at an exercise price of generally $0.385 each expiring on December 31, 2005) because the registration statement was not declared effective prior to July 1, 2003.

In connection with its fundraising efforts, the Company utilized the services of two placement agents, PCNA, S.A., a Swiss corporation and Gestibroker Consulting and Financial Management S.A., a Swiss corporation and paid a total cash compensation of 13% of funds raised plus issued warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued or issuable on conversion of the promissory notes. In addition, the Company entered into an investment advisory agreement with First London Finance, Ltd, a British Virgin Islands company. Under the terms of the investment advisory agreement, the Company issued 400,000 shares of common stock as a success fee for the offering. The Company is required to issue to First London Finance an additional 100,000 shares of common stock if $750,000 in gross proceeds is received from the exercise of the warrants included in the units within the 90-day period beginning on August 1, 2003 and ending on October 29, 2003. Through August 12, 2003, the additional shares are not yet issuable to First London Finance.

On June 18, 2003, upon the approval of the American Stock Exchange, approximately $878,000 of the convertible notes were converted into 2,265,655 shares of our common stock, including 10,424 shares in respect of the interest earned on the notes. On July 8, 2003, a further $340,000 of convertible notes were converted into 881,823 shares of our common stock. The Company anticipates the remaining $103,000 of convertible notes, which are convertible into 268,125 shares of our common stock, will be converted on or about August 24, 2003.

In connection with the warrants, the Company recorded a debt discount of approximately $142,000 (valued based on the Black-Scholes model under SFAS 123 and allocated on a relative fair value basis under APB 14), which was amortized from the dates of purchase through the maturity dates of the convertible notes, generally June 30, 2003, or the date of mandatory conversion, whichever occurred first. As of June 30, 2003, the Company amortized approximately $90,000 of the debt discount to interest expense and transferred approximately $41,000 of the debt discount to additional paid-in capital for notes converted prior to their maturity dates, representing the unamortized debt discount associated with the converted notes. Approximately $11,000 of the debt discount will be amortized to

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

interest expense during the three months ending September 30, 2003.

The Company incurred approximately $413,000 of issuance costs related to issuance of the units. Of these costs approximately $244,000 was paid in cash to placement agents (see above) and other service providers, and the remaining $169,000 was based on the estimated fair market value of the 400,000 shares of common stock granted to First London Finance (see above), and warrants to purchase 340,479 shares of common stock at an exercise price generally of $0.385 per share expiring December 31, 2005 issued to placement agents (valued based on the Black-Scholes model under SFAS 123) and warrants to purchase 200,000 shares of common stock at an exercise price of $0.385 per share expiring May 31, 2005 issued to two investors. As of June 30, 2003, the Company recognized approximately $240,000 of these issuance costs as interest expense based on the original amortization period of the notes, and transferred approximately $145,000 to additional paid-in capital, representing the unamortized debt issuance costs associated with the converted notes, as certain of the issuances were converted prior to their maturity dates,. Approximately $28,000 of the debt discount will be amortized to interest expense during the three months ending September 30, 2003. See also Notes 3 and 7.

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

On March 23, 2003 the board of directors authorized the issuance of 500,000 shares of common stock to First London Finance in connection with the unit offering described above. On June 18, 2003, the Company issued 400,000 of the shares to First London Finance and valued 200,000 of the shares at $57,800 on May 21, 2003, the date the first 200,000 shares were earned, and 200,000 of the shares at $95,200 on June 17, 2003, the date the other 200,000 shares were earned. The value of these shares was included in debt issuance costs and recorded as described above.

On June 11, 2003, the board of directors authorized the issuance of 150,000 shares of common stock to International Consulting Group Ltd., a consultant for financial advisory services for a six-month period ending November 2003, and the Company issued the shares on July 2, 2003. The shares were valued at $66,300 based upon the trading price of the common stock on June 11, 2003, the date the shares were earned, and recorded to stockholders’ equity as if issued on June 11, 2003. The $66,300 will be recorded to general and administrative expense over the term of the agreement. For the period ended June 30, 2003, the Company recorded $6,921 of expense and the unamortized balance of $59,379 as of June 30, 2003 has been recorded as a prepaid consulting expense and classified as an offset to stockholders’ equity.

NOTE 5 — STOCK OPTIONS

The Company has a 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. All options granted have an exercise price equal to the fair market value at the date of grant, vested upon grant and expire in five years. No options were granted

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2003 and 2002

during the three and six months ended June 30, 2003 and no further options are available for grant under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted during the three and six months ended June 30, 2003 and 245,000 options remain available for grant under the 2002 Plan as of June 30, 2003.

NOTE 6 — CONTINGENCIES

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

NOTE 7 — SUBSEQUENT EVENTS

On July 8, 2003, 881,823 shares of the Company’s common stock were issued on conversion of $340,000 of outstanding notes held by eight investors. These notes were included in the units sold in the private placement.

As of August 12, 2003 warrants included in the units sold in the private placement for 191,708 shares of the Company’s common stock were exercised providing gross proceeds of $78,748 to the Company. The Company accrued $7,875 in fees to its placement agents in respect of the proceeds received.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources,

Total assets increased from $2,434,303 at December 31, 2002 to $2,718,888 at June 30, 2003. The increase is primarily the result of $1,076,635 of net cash received in our unit private placement offering and collection of net accounts receivable of $86,416, which increase was offset by cash used for research and development and losses incurred in operations.

The Company recently conducted an offering in the US under Regulation D and concurrently in Europe under Regulation S, and raised net proceeds of approximately $1,076,635 through the sale of 1,321 units at a price of $1,000 each. Each unit generally consisted of a 5% convertible promissory note due June 30, 2003, in the principal amount of $1,000, convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock, at an exercise price of $0.385 each, expiring on December 31, 2005. Through June 30, 2003, 878.4 units have been converted into 2,265,655 shares of our common stock. On July 8, 2003, a further 339.5 units were converted into 881,823 shares of our common stock. We anticipate the remaining 103.1 units, which are convertible into 268,125 shares of our common stock, will be converted on or about August 24, 2003. As of August 12, 2003, investors have exercised 191,708 warrants generating net proceeds of $70,873. There is no assurance that the Company will be successful raising additional funds in any other future equity offering.

Our total outstanding current liabilities increased to $978,407 at June 30, 2003 as compared to $243,585 at December 31, 2002. The increase resulted from the remaining balance of our convertible notes payable as part of our unit private placement offering, accrued expenses related to the offering and the lack of cash to pay ongoing operating payables until conversion of the remaining notes to common stock in early July 2003. On July 8, 2003 current liabilities were reduced by approximately $340,000 upon the conversion of certain notes payable and by approximately $260,000 upon the payment of operating payables through such date. As of August 12, 2003 our current accounts payable were approximately $213,000.

From December 31, 2002 to June 30, 2003, our cash and cash equivalents increased by $432,581 as a result of receipt of net proceeds in private placement offerings of $1,076,635, offset by expenditures for research and development, including $286,041 for research studies, and other operating expenses, including compensation and related costs of $385,440, consulting fees of $191,715 and legal fees of $101,233. Where the Company can pay for services (e.g. financial consulting and investor relations services) using shares of its common stock, the Company takes advantage of these opportunities to conserve cash.

As of August 12, 2003, our cash on hand was approximately $374,000. Assuming no decrease in current accounts payable, as of August 12, 2003, cash is being depleted at the rate of approximately $100,000 per month, excluding clinical trials and certain one-time operating costs for insurance and our upcoming annual meeting totaling $170,000. Without a significant change in sales, our only sources of significant additional funds to meet future operating expenses and the costs of the FDA approval process is the exercise of outstanding warrants and the sale of the Company’s securities. The amount of cash on hand is only sufficient to meet our operating expenses through October 15, 2003.

There are significant uncertainties that negatively affect our operations. These are principally related to (i) the lack of US FDA approval and absence of any strong distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors in Taiwan and Hong Kong, Australia and Korea. In addition, the lack of a market for our PyloriProbe™ product due to changes in technology and the presence of improved competitive products in the United States has led us to conclude that our investment in this product and any inventory on hand will have no further realizable value domestically. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. The Company’s limited sales to date and the lack of any purchase requirements in the existing distribution agreements, makes it impossible to identify any trends in our business prospects.

The Company does not expect to incur any material capital expenditures until sales volume increases substantially. Any required future capital expenditures for manufacturing equipment will be funded out of future revenues or additional equity. The Company does not have any long term or contingent obligations that must be satisfied.

Additionally, in order to pay ongoing general and administrative expenses, the Company is currently seeking to raise additional funds through the exercise of additional warrants issued in the recent offering and the potential sale of additional securities in a possible subsequent offering. The potential impact of either an adverse determination in the action brought by AcuVector Group, Inc. or poor results in ongoing German trials could materially impact the Company’s ability to obtain the additional working capital. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company. In addition, the filing of the AcuVector lawsuit may have an effect on our ability to license the CIT technology.

As reported in our financial statements and in the report of our auditors for the year ended December 31, 2002, there was a substantial doubt as to our ability to continue as a going concern. The financial statements did not include any adjustments related to recoverability and classification of assets and liabilities that might result should we be unable to continue as a going concern. As described in this section, the Company has taken several steps through August 12, 2003 to reduce this risk in the future. There is no assurance that the financial results of the Company’s actions will eliminate the going concern risk in the future.

Critical Accounting Policies

Our Unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Intangibles.   From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been an impairment _by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material. As this asset represents the largest asset on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenue.   During the three months ended June 30, 2003, the Company generated $59,168 from product sales compared to revenues from product sales for the three months ended June 30, 2002 of $43,062, an increase of $16,106 or 37.4%. The increase is primarily due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended June 30, 2003 were $54,430 compared to $30,047 for the prior year period, an increase of $24,383 or 81.2%. Ketone strips comprised 95.4% of our OEM sales, and 87.8% of our total sales in the three months ended June 30, 2003. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended June 30, 2003 were $4,738 compared to $13,015 for the three months ended June 30, 2002, a decrease of $8,277 or 63.6%. All of the DR-70® revenues in the three months ended June 30, 2003 were from foreign customers. Of the DR-70® revenues in the three months ended June 30, 2002, $689 was from domestic customers and $12,326 was from foreign customers.

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

Gross Profit.   Gross profit on product sales increased by $4,479, or 18.4%, to $28,769 for the three months ended June 30, 2003, compared to $24,290 for the period ended June 30, 2002. The increase in gross profit was due to an increase in OEM product sales offset to a small degree by the decrease in sales of DR-70®. The Company’s gross profit on total product sales was 48.6% for the three months ended June 30, 2003 as compared to 56.4% for the prior year period. The decrease is due to the relative changes in product mix, variations in manufacturing costs based on low volume production quantities and the fact that the DR-70® sales in the three months ended June 30, 2003 were made at special pricing for clinical studies.

Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the three months ended June 30, 2003. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the three months ended June 30, 2003. Pricing of our products and gross profit on OEM product sales could change due to competitive forces and sales of DR-70® could be negatively impacted by either further delay in receipt of FDA approval or poor market acceptance of the Company’s product.

Research and Development.  Research and development expenses for the three months ended June 30, 2003 were $224,113 as compared to $91,361 for the three months ended June 30, 2002. The increase of $132,752 was a result of (i) the resumption of the clinical trials and acquisition of cancer samples primarily related to our DR-70® product, at a total cost of $215,238 during the three months ended June 30, 2003, compared to clinical study costs of $12,982 in the prior year period; offset by (ii) a decrease in the services provided by our principal research consultant in the amount of $63,805 due to the general attempt to reduce cash outlays and reduced needs during the period.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2003, decreased by $662,123 from $1,070,188 for the three months ended June 30, 2002 to $408,065 for the three months ended June 30, 2003, primarily as a result of a decrease in consulting expenses of $193,301; the fact that there were no aborted offering costs as compared to $297,499 of such costs for the prior year’s period; a decrease in stock exchange fees of $81,500; a decrease in legal costs of $54,561; and a decrease in payroll, taxes and benefits of $18,564 for the three months ended June 30, 2003 as compared to the same period for 2002. The significant components of general and administrative expenses for the three months ended June 30, 2003 primarily consist of payroll, taxes and benefits; consulting expenses; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense.   Interest income for the three months ended June 30, 2003 was $55, as compared to $6,249 for the three months ended June 30, 2002. The decrease of $6,194, or 99.1%, is due to the lower cash balance maintained by the Company during 2003. Interest expense for the three months ended June 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $90,000, non-cash amortization of issuance costs in the amount of approximately $240,000 and interest paid in shares of common stock in the amount of approximately $4,000. There was no interest expense in 2002.

Net Loss and Loss from Operations.   As a result of the above, in the three months ended June 30, 2003, the Company’s net loss was $938,020 or $(0.10) per share compared to a net loss of $1,131,010 or $(0.13) per share for the same period in the prior year.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Revenue.   During the six months ended June 30, 2003, the Company generated $125,204 from product sales compared to revenues from product sales for the six months ended June 30, 2002 of $73,807, an increase of $51,397 or 69.6%. The increase is primarily due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the six months ended June 30, 2003 were $107,018 compared to $45,480 for the prior year period, an increase of $61,538 or 135.3%. Ketone strips comprised 94.5% of our OEM sales, and 80.8% of our total sales in the six months ended June 30, 2003. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the six months ended June 30, 2003 were $18,186 compared to $28,326 for the six months ended June 30, 2002, a decrease of $10,140 or 35.8%. Of the DR-70® revenues in the six months ended June 30, 2003, $766 was from domestic customers and $17,420 was from foreign customers. Of the DR-70® revenues in the six months ended June 30, 2002, $2,410 was from domestic customers and $25,916 was from foreign customers.

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

Gross Profit.  Gross profit on product sales increased by $27,916 or 70.2% to $67,657 for the six months ended June 30, 2003, compared to $39,741 for the period ended June 30, 2002. The increase in gross profit was due to an increase in OEM product sales offset by the decrease in DR-70® sales. The Company’s gross profit on total product sales was 54.0% for the six months ended June 30, 2003 as compared to 53.8% for the prior year period. The slight increase is due to the relative changes in product mix.

Research and Development.  Research and development expenses for the six months ended June 30, 2003 were $332,619 as compared to $240,758 for the six months ended June 30, 2002. The increase of $91,861 was a result of (i) the resumption of the clinical trials and acquisition of cancer samples primarily related to our DR-70® product, at a total cost of $286,041 during the six months ended June 30, 2003, compared to clinical study costs of $89,871 in the prior year period; offset by (ii) a decrease in the services provided by our principal research consultant in the amount of $97,431 due to the general attempt to reduce cash outlays and reduced needs during the period. From July 1, 2003 through August 12, 2003 we spent approximately $45,000 related to our DR-70® clinical trials and expect to spend an additional $105,000 before filing our application with the FDA.

General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2003, decreased by $1,414,021 from $2,323,975 for the six months ended June 30, 2002 to $909,954 for the six months ended June 30, 2003, primarily as a result of a decrease in consulting expenses of $852,693; the fact that there were no aborted offering costs as compared to $297,499 of such costs for the prior year; a decrease in stock exchange fees of $64,000; a decrease in legal costs of $132,896; and a decrease in payroll, taxes and benefits of $43,469 for the six months ended June 30, 2003 as compared to same period in 2003 . The significant components of general and administrative expenses for the six months ended June 30, 2003 primarily consist of payroll, taxes and benefits; consulting expenses; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense.   Interest income for the six months ended June 30, 2003 was $529, as compared to $16,720 for the six months ended June 30, 2002. The decrease of $16,191, or 96.8%, is due to the lower cash balance maintained by the Company during 2003. Interest expense for the three months ended June 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $90,000, non-cash amortization of issuance costs in the amount of approximately $240,000 and interest paid in shares of common stock in the amount of approximately $4,000. There was no interest expense in 2002.

Net Loss and Loss from Operations.   As a result of the above, in the six months ended June 30, 2003, the Company’s net loss was $1,509,053 or $(0.16) per share compared to a net loss of $2,508,272 or $(0.30) per share for the same period in the prior year.

Assets and Liabilities

At June 30, 2003, the Company had total assets of $2,718,888 compared to total assets of $2,434,303 at December 31, 2002. Cash was $780,333 as of June 30, 2003, an increase of $432,581 (124.4%) from the $347,752 cash on hand as of December 31, 2002. Cash used in operations was $661,434 and cash provided by financing activities from the sale of common stock and units was $1,094,015, net of cash costs of $246,985. As of August 12, 2003, our cash has decreased to approximately $374,000.

Accounts receivable was $1,974 at June 30, 2003, a decrease of $86,416 (97.8%) from the $88,390 at December 31, 2002 due principally to a single large order for OEM products in 2002 which was shipped just prior to year end and collected during the six months ended June 30, 2003. Inventories decreased $13,183 (15.9%), to $69,791, from the $82,974 at December 31, 2002. The decrease in inventories is attributable to use of materials for clinical trials.

Net fixed assets totaled $26,576 at June 30, 2003 compared to $31,570 at December 31, 2002, a decrease of $4,994 (15.8%). The decrease is fully attributable to depreciation and amortization for the six months ended June 30, 2003.

Total liabilities at June 30, 2003 were $ 978,407, an increase of $734,822 from the $243,585 at December 31, 2002. Accounts payable and accrued liabilities were $465,662 at June 30, 2003, an increase of $320,974 (221.8%) from the $144,688 at December 31, 2002. The increase is primarily due to accrued expenses related to the offering and the lack of cash to pay ongoing operating payables until conversion of the additional notes to common stock in early July 2003. Approximately $260,000 of such liabilities were paid by July 8, 2003. Accrued payroll totaled $108,524 at June 30, 2003, an increase of $21,976 compared to $86,548 at December 31, 2002 primarily as a result of the deferral of payment of a portion of management compensation. The remaining balance of convertible notes payable, net of unamortized debt discount and unamortized deferred issuance costs, totaled $404,221 at June 30, 2003. There were no notes payable at December 31, 2002.

Forward Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company’s products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company’s management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

Also on October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On February 24, 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,400, net of issuance costs of $2,600. PCNA, S.A., a Swiss corporation, acted as our placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 5,000 shares.

On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only in a private placement. The Company raised $1,321,000 in gross proceeds from this offering and the Company is hopeful that an additional amount of up to $1.6 million in gross proceeds from the exercise of the warrants will be received. Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a 5% convertible promissory note due June 30, 2003, in the principal amount of $1,000, generally convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange.

The Company has registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued upon conversion of the notes and issuable upon exercise of the warrants, which registration statement became effective on July 31, 2003. The Company was contractually required to issue 5% additional warrants to each investor (totaling 170,234 warrants at an exercise price of generally $0.385 each expiring on December 31, 2005) because the registration statement was not declared effective prior to July 1, 2003.

In connection with its fundraising efforts, the Company utilized the services of two placement agents, PCNA, S.A., a Swiss corporation and Gestibroker Consulting and Financial Management S.A., a Swiss corporation and paid a total cash compensation of 13% of funds raised plus issued warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued or issuable on conversion of the promissory notes, totaling 340,479 warrants at an exercise price of generally $0.385 per share, expiring December 31, 2005. In addition, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.385 per share expiring May 31, 2005 to two investors. In addition, the Company entered into an investment advisory agreement with First London Finance, Ltd, a British Virgin Islands company. Under the terms of the investment advisory agreement, the Company issued 400,000 shares of common stock as a success fee for the offering. The Company is required to issue to First London Finance an additional 100,000 shares of common stock if $750,000 in gross proceeds is received from the exercise of the warrants included in the units within the 90-day period beginning on

August 1, 2003 and ending on October 29, 2003. Through August 12, 2003, the additional shares are not yet issuable to First London Finance.

On June 18, 2003, upon the approval of the American Stock Exchange, on June 18, 2003 approximately $878,000 of the convertible notes were converted into 2,265,655 shares of our common stock, including 10,424 shares in respect of the interest earned on the notes. On July 8, 2003, another $340,000 of convertible notes were converted into 881,823 shares of our common stock. The Company anticipates the remaining $103,000 of convertible notes, which are convertible into 268,125 shares of our common stock, will be converted on or about August 24, 2003.

Also on March 23, 2003 the board of directors authorized the issuance of 500,000 shares of common stock to First London Finance as described above. On June 18, 2003, the Company issued 400,000 of the shares to First London Finance and valued 200,000 of the shares at $57,800 on May 21, 2003, the date the first 200,000 shares were earned, and 200,000 shares at $95,200 on June 17, 2003, the date the other 200,000 shares were earned. The common stock was issued pursuant to Section 4(2) of the Securities Act. Gestibroker and PCNA were our placement agent in connection with the offering , but there was no direct underwriter in connection with this issuance to First London Finance.

On June 11, 2003, the board of directors authorized the issuance of 150,000 shares of common stock to International Consulting Group Ltd., a consultant for financial advisory services, and the Company issued the shares on July 2, 2003. The shares were valued at $66,300 based upon the trading price of the common stock on June 11, 2003, the date the shares were earned, and were charged to consulting expense in the period as if issued on June 11, 2003. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 3.   Defaults Upon Senior Securities

Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5.  Other Information

Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

b)	Reports on Form 8-K

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: August 12, 2003	By:	/s/ Gary L. Dreher

GARY L. DREHER, President

Dated: August 12, 2003	By:	/s/ Arthur S. Rosten

ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350