Form 10QSB
period 2003-09-30
AMDL INC
filed 2003-11-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]   No [   ]

     As of November 10, 2003 the Company had 18,711,763 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET
(Unaudited)

September 30,
2003

ASSETS
Current assets:
Cash and cash equivalents	$1,274,396
Inventories	64,521
Prepaid expenses and other current assets	39,835

Total current assets	1,378,752

Intellectual property, net	1,783,333
Fixed assets, net	24,079
Other assets	5,757

$3,191,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$307,212
Accrued payroll and related expenses	93,589

Total current liabilities	400,801

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,156,255 shares issued and outstanding at September 30, 2003	16,156
Additional paid in capital	25,877,996
Prepaid consulting	(117,028)
Accumulated deficit	(22,986,004)

Total stockholders’ equity	2,791,120

$3,191,921

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Product sales	$73,764	$20,748	$198,968	$94,554
Cost of sales	32,816	10,144	90,363	44,209

Gross profit	40,948	10,604	108,605	50,345

Operating expenses
Research and development	149,532	69,247	482,152	310,005
General and administrative	564,761	483,501	1,474,714	2,807,476

	714,293	552,748	1,956,866	3,117,481

Loss from operations	(673,345)	(542,144)	(1,848,261)	(3,067,136)
Other income (expense)
Interest income	189	4,081	718	20,801
Interest expense	(145,801)	—	(480,467)	—

Net loss	$(818,957)	$(538,063)	$(2,328,010)	$(3,046,335)

Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.21)	$(0.36)

Weighted average shares outstanding	13,695,714	8,744,862	10,858,296	8,480,802

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities
Net loss	$(2,328,010)	$(3,046,335)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	82,491	81,596
Fair market value of common stock issued for services	159,364	604,987
Fair market value of warrants and options issued for services	—	7,400
Non-cash interest expense recognized	479,318	—
Changes in operating assets and liabilities
Accounts receivable	88,390	(7,896)
Inventories	18,453	(23,498)
Prepaid expenses and other current assets	(20,308)	394
Accounts payable and accrued expenses	162,525	(4,147)
Accrued payroll and related expenses	7,041	(9,620)
Customer deposits	(12,350)	—

Net cash used in operating activities	(1,363,086)	(2,397,119)

Cash flows from investing activities
Purchases of equipment	—	(25,664)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs of $122,511 in 2003	562,489	—
Proceeds from issuance of convertible notes, net of offering costs of $263,295 in 2003	1,162,702	—
Proceeds from exercise of warrants and options, net of costs of $69,805 in 2003 and $4,451 in 2002	564,539	253,949

Net cash provided by financing activities	2,289,730	253,949

Net change in cash	926,644	(2,168,834)
Cash at beginning of period	347,752	2,929,833

Cash at end of period	$1,274,396	$760,999

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

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

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB/A.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is primarily engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit, DR-70®, to detect the presence of colorectal and other types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy. The Company also owns a proprietary combination immunogene therapy technology.

The Company’s near and long-term operating strategies focus on exploiting the technologies currently owned by the Company. The Company has submitted its DR-70® product for FDA approval, which if successful, will allow the Company to sell this product in the United States. The Company believes that FDA approval would increase sales of the DR-70® product worldwide. In addition, the Company is attempting to license its combination immunogene therapy technology by entering into a strategic relationship with a larger company. The impact on the results of operations or the outcome of these activities cannot be determined at this time.

Financial Condition

Since the beginning of the year the Company has conducted a number of private placement offerings and is continuing the current offering of units of common shares and warrants. Through September 30, 2003 the Company generated aggregate net proceeds of $2,289,730 from these offerings, which proceeds increased liquidity and enabled the Company to complete the DR-70® application to the FDA (See Note 3). Between October 1, 2003 and November 10, 2003, the Company received additional net proceeds of approximately $1,074,000 from the exercise of warrants and the issuance of shares for cash (See Note 6).

The Company has an accumulated deficit of $22,986,044 as of September 30, 2003, continues to generate low levels of sales from its DR-70® product, and has incurred significant continuing losses from operations through September 30, 2003. However, the Company believes that its cash position of $2,005,256 at November 10, 2003 is sufficient to fund its operations and working capital requirements through at least December 31, 2004.

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

At September 30, 2003 the Company had two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss as reported	$(818,957)	$(538,063)	$(2,328,010)	$(3,046,335)
Deduct: Total stock-based employee compensation under fair value method for all awards, net of related tax effects	—	(316,050)	—	(806,960)

Pro forma net loss	$(818,957)	$(854,113)	$(2,328,010)	$(3,853,295)

Basic and diluted loss per share – as reported	$(0.06)	$(0.06)	$(0.21)	$(0.36)

Basic and diluted loss per share – pro forma	$(0.06)	$(0.10)	$(0.21)	$(0.45)

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

The current level of revenues from the sale of DR-70® kits to our distributors and one OEM product are not sufficient to finance current operations. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to pay ongoing general and administrative expenses of our business. There are no definitive commitments to provide the required capital. Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. In addition, any equity financing may involve substantial dilution to our shareholders.

Revenue Recognition

Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. Licensing revenue is recognized as earned over the term of each respective agreement.

Segments of an Enterprise and Related Information

During the three months ended September 30, 2003, approximately 22.4% of our total sales were to customers in foreign countries. Customers in Korea accounted for 100% of foreign sales. During the three months ended September 30, 2002, approximately 2.0% of our sales were to customers in foreign countries. Customers in the United Kingdom accounted for 100% of foreign sales. During the nine months ended September 30, 2003, approximately 17.1% of our total sales were to customers in foreign countries. Customers in Korea accounted for approximately 10.6% of total sales and 61.9% of foreign sales. Customers in Taiwan accounted for approximately 6.2% of total sales and 36.4% of foreign sales. During the nine months ended September 30, 2002, approximately 27.8% of our sales were to customers in foreign countries. Customers in Taiwan accounted for approximately 26.2% of total sales and 94.0% of foreign sales. The Company currently operates in one segment.

Basic and Diluted Loss Per Share

The Company computes earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. As of September 30, 2003 the Company has 2,676,630 options and 2,662,096 warrants outstanding to purchase shares of common stock. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 1,582,339 for the nine months ended September 30, 2003.

Reclassifications

     Certain reclassifications were made to the prior period amounts, in order to conform with current period presentation.

NOTE 3 – STOCK ISSUANCES

Cash Financing Activities

On October 23, 2002, the board of directors authorized a Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants to purchase shares equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On February 24, 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,380, net of issuance costs of $2,620. PCNA, S.A., a Swiss corporation, acted as the placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 5,000 shares during the nine months ended September 30, 2003.

On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only, in a private placement. Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a $1,000 principal amount 5% convertible promissory note due June 30, 2003, generally convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. The Company raised $1,321,000 in gross proceeds from the initial sale of the units. During the period ended September 30, 2003 the Company received approximately $610,000 in gross proceeds from investors upon the exercise of the warrants included in the units to purchase 1,565,838 shares of common stock. The Company received a further amount of approximately $698,000 in gross proceeds from investors upon the exercise of other warrants included in the units for 1,803,821 shares of common stock during the period October 1, 2003 to November 10, 2003. The Company paid a cash commission of 10% of the proceeds of warrant exercises to the placement agents. In addition, during the period ended September 30, 2003 the Company received approximately $24,000 from the placement agents upon the exercise of warrants for 61,492 shares of common stock, and a further amount of approximately $120,000 from the placement agents upon the exercise of warrants to purchase 308,987 shares of common stock during the period October 1, 2003 to November 10, 2003, on which no commissions were paid. Included in the actual number of warrants issued to each investor was a 5% bonus of warrants to purchase an aggregate of 170,234 shares, which bonus warrants the Company was contractually obligated to issue because the registration statement for the shares issued on conversion of the notes and issuable upon exercise of the warrants did not become effective prior to July 1, 2003.

On June 18, 2003, approximately $878,000 of the convertible notes were converted into 2,265,655 shares of our common stock, including 10,424 shares in respect of the approximately $4,000 of interest earned on the notes. Between July 8, 2003 and September 29, 2003, the remaining $443,000 of convertible notes were converted into an aggregate of 1,149,948 shares of our common stock.

In connection with its fundraising efforts, the Company utilized the services of two placement agents, PCNA, S.A., a Swiss corporation, and Gestibroker Consulting and Financial Management S.A., a Swiss corporation, and paid a total cash compensation of 13% of funds raised plus issued warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued or issuable on conversion of the promissory notes. In addition, the Company entered into an investment advisory agreement with First London Finance, Ltd, a British Virgin Islands company. Under the terms of the investment advisory agreement, the Company issued 400,000 shares of common stock as a success fee for the offering. The Company was also required to issue to First London Finance an additional 100,000 shares of common stock if $750,000 in gross proceeds were received from the exercise of the warrants included in the units within the 90-day period beginning on August 1, 2003 and ending on October 29, 2003. The additional 100,000 shares were earned by First London Finance, Ltd. as of October 17, 2003 and were issued on October 29, 2003.

The Company incurred approximately $413,000 of issuance costs related to issuance of the units. Of these costs approximately $244,000 was paid in cash to placement agents and other service providers, and the remaining $169,000 was based on (i) the estimated fair market value of the 400,000 shares of common stock granted to First London

Finance, (ii) warrants to purchase 340,479 shares of common stock at an exercise price generally of $0.385 per share expiring December 31, 2005 issued to placement agents (valued based on the Black-Scholes model under SFAS 123), and (iii) warrants to purchase 200,000 shares of common stock at an exercise price of $0.385 per share expiring May 31, 2005 issued to two investors. The Company recognized approximately $268,000 of these issuance costs as interest expense based on the original amortization period of the notes ($240,000 in the second quarter and $28,000 in the third quarter), and transferred approximately $145,000 to additional paid-in capital, representing the unamortized debt issuance costs associated with the converted notes, as certain of the issuances were converted prior to their maturity dates. Through September 30, 2003, the Company incurred approximately $70,000 of issuance costs related to the exercise of warrants consisting of cash paid to placement agents and other service providers which was charged to additional paid-in capital. From October 1, 2003 through November 10, 2003, the Company incurred an additional $193,000 of issuance costs, of which $70,000 was paid in cash to the placement agents and $123,000 was the value of the 100,000 shares of common stock issued to First London Finance, based on the estimated fair market value of the shares on the date the milestone was achieved. The Company will charge the full amount of $193,000 to additional paid-in capital in the fourth quarter. .

In connection with the warrants, the Company recorded a debt discount of approximately $142,000 (valued based on the Black-Scholes model under SFAS 123 and allocated on a relative fair value basis under APB 14), which was amortized from the dates of purchase through the maturity dates of the convertible notes, generally June 30, 2003, or the date of mandatory conversion, whichever occurred first. The Company amortized approximately $101,000 of the debt discount to interest expense ($90,000 in the second quarter and $11,000 in the third quarter) and transferred approximately $41,000 of the debt discount to additional paid-in capital for notes converted prior to their maturity dates, representing the unamortized debt discount associated with the converted notes.

On July 17, 2003 the board of directors authorized a Regulation S offering of up to 1,100,000 shares of common stock (“Regulation S Offering No. 2”) at a price of $0.70 per share, or $770,000 of 5% convertible notes, convertible into common shares at $0.70 per share, and the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, plus shares of common stock equal to 10% of the shares sold in Regulation S Offering No. 2. Under the terms of the offering, the notes automatically converted to common shares on the attainment of certain market share prices, but no later than August 31, 2004. On August 13, 2003, the Company received gross proceeds of $105,000 from one investor in respect of the issuance of a convertible note of equal amount. On August 27, 2003, the convertible note automatically converted into 150,000 shares of common stock. Due to the fact that the conversion price of the note payable was less than the fair market value of the underlying common stock on the date of issuance, the company recorded imputed interest expense of $105,000 which is included in interest expense in the accompanying statements of operations. On September 9, 2003, the Company received an additional subscription representing gross proceeds of $665,000 under Regulation S Offering No. 2. The Company and the investor agreed that the terms of the offering with respect to such investor would be amended so as to treat the investment as a direct subscription of 950,000 shares of common stock rather than a convertible note. The Company has undertaken, by November 30, 2003, to file a registration statement with the Securities and Exchange Commission on Form S-3 to register 1,210,000 shares of the Company’s common stock consisting of (i) the 150,000 common shares issued upon conversion of the notes, (ii) the 950,000 common shares issued directly upon subscription and (iii) the 110,000 common shares issued to the placement agent.

In connection with Regulation S Offering No. 2, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., as placement agent, and paid total cash compensation of 13% of funds raised plus issued 110,000 common shares to Gestibroker. The Company incurred approximately $43,000 of issuance costs related to issuance of the convertible notes on August 13, 2003. Of these costs approximately $19,000 was paid in cash to the placement agent (see above) and other service providers, and the remaining $24,000 was based on the estimated fair market value of the 15,000 shares of common stock granted to the placement agent (see above). The Company recognized approximately $2,000 of these issuance costs as interest expense based on the original amortization period of the note, and transferred approximately $41,000 to additional paid-in capital, representing the unamortized debt issuance costs associated with the converted notes, as the note was converted prior to their maturity dates. On September 9, 2003, the Company incurred approximately $291,000 of issuance costs related to issuance of the common shares. Of these costs approximately $120,000 was paid in cash to the placement agent and other service providers, and the remaining $171,000 was based on the estimated fair market value of the 95,000 shares of common stock paid to the placement agent as part of its fee. The Company charged the full amount of these issuance costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.

On August 21, 2003, the stockholders of the Company authorized the issuance of 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. On September 24, 2003, the board of directors authorized a Regulation S offering for the sale of units consisting of up to 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance and 1,500,000 warrants to purchase common stock (“Regulation S Offering No. 3”), to accredited and non-U.S. investors only, in a private placement. Under the terms of Regulation S Offering No. 3, investors receive warrants to purchase a number of shares of common stock equal to one-half (1/2) of the total number of shares purchased in the offering. The warrants are exercisable at $1.58 per share, equal to 110% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the ten (10) consecutive trading days immediately prior to and including October 31, 2003. Each warrant will become exercisable beginning ninety (90) days after the effective date of a registration statement covering the resale of the shares issuable upon exercise of the warrants, and will remain exercisable until December 31, 2005. See Note 6 for funds received subsequent to September 30, 2003.

In connection with its fundraising efforts, the Company is utilizing the services of Gestibroker Consulting and Financial Management S.A. and agreed to pay a total cash compensation of 13% of funds raised in Regulation S Offering No. 3 plus issue warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued in Regulation S Offering No. 3.

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

On March 23, 2003 the board of directors authorized the issuance of up to 500,000 shares of common stock to First London Finance under an advisory agreement in connection with the unit offering described above. On June 18, 2003, the Company issued 400,000 of the shares to First London Finance and valued 200,000 of the shares at $57,800 on May 21, 2003, the date the first 200,000 shares were earned, and valued 200,000 of the shares at $95,200 on June 17, 2003, the date the additional 200,000 shares were earned. The value of these shares was included in debt issuance costs for the nine months ended September 30, 2003.

On June 11, 2003, the board of directors authorized the issuance of 150,000 shares of common stock to International Consulting Group Ltd., a consultant for financial advisory services for a six-month period ending November 2003, and the Company issued the shares on July 2, 2003. The shares were valued at $66,300 based upon the trading price of the common stock on June 11, 2003, the date the shares were earned, and recorded to stockholders’ equity as if issued on June 11, 2003. The $66,300 will be recorded to general and administrative expense over the term of the agreement. For the nine months ended September 30, 2003, the Company recorded $40,435 of expense and the unamortized balance of $25,865 as of September 30, 2003 has been recorded as a prepaid consulting expense and classified as an offset to stockholders’ equity, the full amount of which will be expensed in the fourth quarter of 2003.

On September 15, 2003, the board of directors authorized the issuance of 130,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services, and the Company issued the shares on September 29, 2003.. The shares were valued at $182,375 based upon the trading price of the common stock on September 16, 2003, the date of signing of the agreement. The services were performed during the two-month period of September and October 2003, and accordingly, the $182,375 will be recorded to general and administrative expense over such period. For the period ended September 30, 2003, the Company recorded $91,162 of general and administrative expense and the unamortized balance of $91,163 as of September 30, 2003 has been recorded as a prepaid consulting expense and classified as an offset to stockholders’ equity which will be expensed in the fourth quarter of 2003.

NOTE 4 – STOCK OPTIONS

The Company has a 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. All options granted have an exercise price equal to the fair market value at the date of grant, vested upon grant and expire in five years. No options were granted during the three and nine months ended September 30, 2003 and no further options are available for grant under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted during the three and nine months ended September 30, 2003 and 245,000 options remain available for grant under the 2002 Plan as of September 30, 2003.

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

NOTE 6 – SUBSEQUENT EVENTS

From October 1, 2003 to November 10, 2003, the Company received approximately $698,000 in gross proceeds from investors on the exercise of warrants for 1,803,821 shares of common stock in the Regulation S and Regulation D Offerings. The Company paid a cash commission of 10% of the proceeds of these warrant exercises to the placement agents. In addition, from October 1, 2003 to November 10, 2003, the Company received approximately $120,000 from the placement agents on the exercise of warrants for 308,987 shares of common stock, on which no commissions were paid.

On October 24, 2003 the Company received $375,000 in gross proceeds from the initial sale of the units in Regulation S Offering No. 3. The Company issued 342,700 common shares and issued a warrant to purchase 171,350 additional common shares. The Company paid $48,750 in fees to its placement agent in respect of the proceeds received and will issue to the placement agent a warrant to purchase 34,270 shares of common stock at $1.58.

On October 29, 2003 the Company issued 100,000 shares of common stock to First London Finance, Ltd. pursuant to the advisory agreement described in Note 3 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources,

Total assets increased from $2,434,303 at December 31, 2002 to $3,191,921 at September 30, 2003. The increase is primarily attributable to receipt of $2,289,730 net cash proceeds from our private placement offerings and collection of net accounts receivable of $88,390, which increase was offset by cash used for research and development and other operational activities, including $482,152 for research studies, and other operating expenses, including compensation and related costs of $553,631, consulting fees of $145,728 and legal fees of $129,292. Where the Company can pay for services (e.g. financial consulting and investor relations services) using shares of its common stock, the Company takes advantage of these opportunities to conserve cash.

Since September 2003, we have received an additional $1,074,000 in net cash proceeds from private placement offerings. The Company is continuing its current Regulation S Offering No. 3.

Our total outstanding current liabilities increased to $400,801 at September 30, 2003 as compared to $243,585 at December 31, 2002. The increase resulted from accrued expenses related to the offerings and negotiated deferred payment terms for $52,000 due to directors and $54,000 due to a trade creditor.

As of November 10, 2003, cash is being depleted at the rate of approximately $140,000 per month, excluding clinical trial costs and other non-recurring costs estimated to aggregate approximately $75,000. The amount of cash on hand is sufficient to meet our operating expenses through at least December 31, 2004. Without a significant change in sales, our only source of significant additional funds to meet future operating expenses is the sale of the Company’s securities.

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

Additionally, in order to ensure that sufficient funds are available to pay ongoing general and administrative expenses, the Company is currently seeking to raise additional funds through the potential sale of additional securities in a private placement offering. The potential impact of either an adverse determination in the action brought by AcuVector Group, Inc., poor results in ongoing German trials or an adverse response from the FDA could materially impact the Company’s ability to obtain the additional working capital. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company. In addition, the filing of the AcuVector lawsuit may have an effect on our ability to license the CIT technology.

As reported in our financial statements and in the report of our auditors for the year ended December 31, 2002, there was a substantial doubt as to our ability to continue as a going concern. The financial statements did not include any adjustments related to recoverability and classification of assets and liabilities that might result should we be unable to continue as a going concern. As described in this section, the Company has taken several steps through November 10, 2003 and significantly increased cash on hand to reduce this risk in the future.

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

Valuation of Intangibles. From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material. As this asset represents one of the largest assets on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenue. During the three months ended September 30, 2003, the Company generated $73,764 from product sales compared to revenues from product sales for the three months ended September 30, 2002 of $20,748, an increase of $53,016, or 255.5%. The increase is primarily due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended September 30, 2003 were $56,831 compared to $19,640 for the prior year period, an increase of $37,191, or 189.4%. Ketone strips comprised 98.6% of our OEM sales, and 76.0% of our total sales in the three months ended September 30, 2003. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended September 30, 2003 were $16,933 compared to $1,108 for the three months ended September 30, 2002, an increase of $15,825, or 1,428.3%. Domestic customers accounted for $383, or 2.3%, and foreign customers accounted for $16,550, or 97.7%, of the DR-70® revenues in the three months ended September 30, 2003. Of the DR-70® revenues in the three months ended September 30, 2002, $692 was from domestic customers and $416 was from foreign customers.

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

Gross Profit. Gross profit on product sales increased by $30,344, or 286.1%, to $40,948 for the three months ended September 30, 2003, compared to $10,604 for the period ended September 30, 2002. The increase in gross profit was due to an increase in both OEM and DR-70® product sales. The Company’s gross profit percentage was 55.5% for the three months ended September 30, 2003 as compared to 51.1% for the prior year period. The increase is due to the relative changes in product mix, improved margins in OEM product sales, variations in manufacturing costs based on low volume production quantities and the fact that the DR-70® sales in the three months ended September 30, 2003 were made at special pricing for clinical studies.

Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the three months ended September 30, 2003. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2003. Pricing of our products and gross profit on OEM product sales could change due to competitive forces and sales of DR-70® could be negatively impacted by either further delay in receipt of FDA approval or poor market acceptance of the Company’s product.

Research and Development. Research and development expenses for the three months ended September 30, 2003 were $149,532 as compared to $69,247 for the three months ended September 30, 2002. The increase of $80,285 was a result of (i) the continuation of the clinical trials related to our DR-70® product, at a total cost of $131,782 during the three months ended September 30, 2003, compared to clinical study costs of $19,782 in the prior year period; offset by (ii) a decrease in the services provided by our principal research consultant and other costs in the amount of $31,715 due to the general attempt to reduce cash outlays and reduced needs during the period.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003, increased by $81,260 from $483,501 for the three months ended September 30, 2002 to $564,761 for the three months ended September 30, 2003, primarily as a result of an increase in consulting expenses of $58,208; an increase in stock exchange fees of $22,500; an increase in shareholder services of $44,106, primarily due to the costs associated with our annual meeting in August 2003; offset by a decrease in payroll, taxes and benefits of $36,520 for the three months ended September 30, 2003 as compared to the same period for 2002. The significant components of general and administrative expenses for the three months ended September 30, 2003 primarily consist of payroll, taxes and benefits; consulting expenses; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense. Interest income for the three months ended September 30, 2003 was $189, as compared to $4,081 for the three months ended September 30, 2002. The decrease of $3,892, or 95.4%, is due to the lower average cash balance maintained by the Company during 2003 and the lower rate of interest earned thereon. Interest expense for the three months ended September 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our June 2003 private placement offering in the amount of approximately $11,000, non-cash amortization of issuance costs in the amount of approximately $30,000 and a charge for the beneficial conversion of a convertible note into shares of common stock in the amount of $105,000. There was no interest expense in 2002.

Net Loss and Loss from Operations. As a result of the above, in the three months ended September 30, 2003, the Company’s net loss was $818,957 or $(0.06) per share compared to a net loss of $538,063 or $(0.06) per share for the same period in the prior year.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenue. During the nine months ended September 30, 2003, the Company generated $198,968 from product sales compared to revenues from product sales for the nine months ended September 30, 2002 of $94,554, an increase of $104,414 or 110.4%. The increase is primarily due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the nine months ended September 30, 2003 were $163,850 compared to $65,120 for the prior year period, an increase of $98,730 or 151.8%. Ketone strips comprised 96.0% of our OEM sales, and 79.0% of our total sales in the nine months ended September 30, 2003. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the nine months ended September 30, 2003 were $35,118 compared to $29,434 for the nine months ended September 30, 2002, an increase of $5,684 or 19.1%. Of the DR-70® revenues in the nine months ended September 30, 2003, $1,149 was from domestic customers and $33,969 was from foreign customers. Of the DR-70® revenues in the nine months ended September 30, 2002, $3,102 was from domestic customers and $26,332 was from foreign customers.

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

Gross Profit. Gross profit on product sales increased by $58,260 or 115.7% to $108,605 for the nine months ended September 30, 2003, compared to $50,345 for the period ended September 30, 2002. The increase in gross profit was principally due to an increase in OEM product sales. The Company’s gross profit percentage was 54.6% for the nine months ended September 30, 2003 as compared to 53.2% for the prior year period. The slight increase is due to the relative changes in product mix.

Research and Development. Research and development expenses for the nine months ended September 30, 2003 were $482,152 as compared to $310,005 for the nine months ended September 30, 2002. The increase of $172,147 was a result of (i) the resumption of the clinical trials and acquisition of cancer samples primarily related to our DR-70® product, at a total cost of $417,824 during the nine months ended September 30, 2003, compared to clinical study costs of $109,653 in the prior year period; offset by (ii) a decrease in the services provided by our principal research consultant in the amount of $125,953 due to the general attempt to reduce cash outlays and reduced needs during the period.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003, decreased by $1,332,762 from $2,807,476 for the nine months ended September 30, 2002 to $1,474,714 for the nine months ended September 30, 2003, primarily as a result of a decrease in consulting expenses of $791,785; the fact that there were no aborted offering costs as compared to $297,499 of such costs for the prior year; a decrease in stock exchange fees of $41,500; a decrease in legal costs of $150,125; and a decrease in payroll, taxes and benefits of

$79,990 for the nine months ended September 30, 2003 as compared to same period in 2003 . The significant components of general and administrative expenses for the nine months ended September 30, 2003 primarily consist of payroll, taxes and benefits; consulting expenses; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense. Interest income for the nine months ended September 30, 2003 was $718, as compared to $20,801 for the nine months ended September 30, 2002. The decrease of $20,083, or 96.6%, is due to the lower average cash balance maintained by the Company during 2003 and lower interest rates earned. Interest expense for the three months ended September 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $101,000, non-cash amortization of issuance costs in the amount of approximately $270,000, a charge for the beneficial conversion of a convertible note into shares of common stock in the amount of $105,000 and interest paid in shares of common stock in the amount of approximately $4,000. There was no interest expense in 2002.

Net Loss and Loss from Operations. As a result of the above, in the nine months ended September 30, 2003, the Company’s net loss was $2,328,010 or $(0.21) per share compared to a net loss of $3,046,335 or $(0.36) per share for the same period in the prior year.

Assets and Liabilities

At September 30, 2003, the Company had total assets of $3,191,921 compared to total assets of $2,434,303 at December 31, 2002. Cash was $1,274,396 as of September 30, 2003, an increase of $926,644 (266.5%) from the $347,752 cash on hand as of December 31, 2002. Cash used in operations was $1,363,086 and cash provided by financing activities from the sale of common stock and units and the exercise of convertible notes was $2,289,730, net of cash costs of $455,611.

Accounts receivable was nil at September 30, 2003, a decrease of $88,390 (100.0%) from the $88,390 at December 31, 2002 due principally to a single large order for OEM products in 2002 which was shipped just prior to year end and collected during the nine months ended September 30, 2003. Inventories decreased $18,453 (22.2%), to $64,521, from the $82,974 at December 31, 2002. The decrease in inventories is attributable to use of materials for clinical trials.

Net fixed assets totaled $24,079 at September 30, 2003 compared to $31,570 at December 31, 2002, a decrease of $7,491 (23.7%). The decrease is fully attributable to depreciation and amortization for the nine months ended September 30, 2003.

Total liabilities at September 30, 2003 were $ 400,801, an increase of $157,216 from the $243,585 at December 31, 2002. Accounts payable and accrued liabilities were $307,212 at September 30, 2003, an increase of $162,524 (221.8%) from the $144,688 at December 31, 2002. The increase is primarily due to accrued expenses related to the offering and the negotiated deferred payment terms for $52,000 due to directors and $54,000 due to a trade creditor. Accrued payroll totaled $93,589 at September 30, 2003, an increase of $7,041 compared to $86,548 at December 31, 2002 primarily as a result of the deferral of payment of a portion of management compensation.

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

On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only in a private placement. The Company raised $1,321,000 in gross proceeds from this offering and the Company is hopeful that an additional amount of up to $1.6 million in gross proceeds from the exercise of the warrants will be received. Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a 5% convertible promissory note due June 30, 2003, in the principal amount of $1,000, generally convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. On June 18, 2003 approximately $878,000 of the convertible notes were converted into 2,265,655 shares of our common stock, including 10,424 shares in respect of the interest earned on the notes. On July 8, 2003, another $340,000 of convertible notes were converted into 881,823 shares of our common stock and on September 29, 2003, the remaining $103,000 of convertible notes were converted into 268,125 shares of our common stock.

The Company registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued upon conversion of the notes and issuable upon exercise of the warrants, which registration statement became effective on July 31, 2003. The Company was contractually required to issue 5% additional warrants to each investor entitling them to purchase an aggregate of 170,234 shares of common stock at an exercise price of generally $0.385 each, expiring on December 31, 2005, because the registration statement was not declared effective prior to July 1, 2003.

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

On March 23, 2003 the board of directors authorized the issuance of up to 500,000 shares of common stock to First London Finance, Ltd, a British Virgin Islands company, for advisory services in connection with the offering. Under the terms of the investment advisory agreement, the Company was required to issue 400,000 shares of common stock as a success fee for the unit offering. On June 18, 2003, the Company issued 400,000 of the shares to First London Finance and valued 200,000 of the shares at $57,800 on May 21, 2003, the date the first 200,000 shares were earned, and 200,000 shares at $95,200 on June 17, 2003, the date an additional 200,000 shares were earned. The Company was required to issue to First London Finance an additional 100,000 shares of common stock if $750,000 in gross proceeds was received from the exercise of the warrants included in the units within the 90-day period beginning on August 1, 2003 and ending on October 29, 2003. These 100,000 shares were issued on October 29, 2003 and valued at $123,250 based upon the trading price of our stock on October 17, 2003, the date the shares were earned. The common stock issued to First London Finance was issued pursuant to Section 4(2) of the Securities Act.

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

On September 15, 2003, the board of directors authorized the issuance of 130,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services, issued the shares on September 29, 2003. The shares were valued at $182,375 based upon the trading price of the common stock on September 16, 2003, the date of signing of the agreement. The services were performed during the two-month period of September and October 2003, and accordingly, the $182,375 will be recorded to general and administrative expense over such period. For the period ended September 30, 2003, the Company recorded $91,163 of general and administrative expense and the unamortized balance of $91,162 as of September 30, 2003 has been recorded as a prepaid consulting expense and classified as an offset to stockholders’ equity which will be expensed in fourth quarter 2003. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company, held August 21, 2003, the stockholders elected five directors of the Company to serve for one year terms or until their successors are duly elected and qualify as follows:

		Shares Withheld
Nominee/Director	Shares for	from Voting

Gary L. Dreher	5,508,558	4,103
Douglas C. MacLellan	5,481,819	30,842
William M. Thompson, III, M.D.	5,508,558	4,103
Edward R. Arquilla, M.D.	5,508,558	4,103
Marvin E. Rosenthale	5,508,558	4,103

     The stockholders authorized the issuance of up to 3,000,000 shares of common stock at a discount of 25% below current market prices by a vote of 5,471,885 shares in favor, 39,918 shares against and 10,804 shares abstained from voting.

     The stockholders ratified the appointment of Corbin & Company as the Company’s independent accountants by a vote of 5,471,885 shares in favor, 33,918 shares against and 10,804 shares abstained from voting.

Item 5. Other Information

Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350

b) Reports on Form 8-K

On July 2, 2003, the Company filed a Form 8-K to report the completion of the unit offering of 5% convertible notes and warrants and the Company’s agreement to file a Form S-3 registration statement with regard to the securities sold in that offering.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: November 13, 2003	By:	/s/ Gary L. Dreher

GARY L. DREHER, President

Dated: November 13, 2003	By:	/s/ Arthur S. Rosten

ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350