Form 10KSB
period 2003-12-31
AMDL INC
filed 2004-03-30
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________.

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

Yes	[ X ]	No	[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenue for the fiscal year ended December 31, 2003 was $360,107.

The market value of the voting stock held by non-affiliates of the issuer as of March 22, 2004 was approximately $20,500,000.

The number of shares of the common stock outstanding as of March 22, 2004 was 21,830,248.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

Transitional Small Business Disclosure Format (check one)

          Yes [    ]                No [X]

Part 1

Item 1. Description of Business

     The Company is a cancer theranostics company, meaning it is involved in both the detection and treatment of the same disease. Hospital, clinical, research and forensic laboratories and doctors’ offices may use our products to obtain precise and rapid identification of certain types of cancer and other diseases. We develop, manufacture, market and offer for sale various immunodiagnostic kits for the detection of cancer and other diseases. Our DR-70® test kit is used to assist in the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon and liver. DR-70® is not cleared for sale and is not available in the United States. Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA, and we submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we can submit such additional information for the FDA’s consideration. We intend to submit additional data to the FDA to demonstrate that the existing test data supports substantial equivalence to CEA. This submission to the FDA has not been made as of the date of this annual report.

     Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. A study on ovarian cancer at the University of Mainz has been completed, although not yet published. The study showed the ability to detect ovarian cancer. A third study of DR-70® as an aid in monitoring and screening for lung cancer in Berlin is ongoing. We have received approvals to import and market DR-70® in Canada, Australia and the UK. The Canadian approval is limited to use for the detection of lung cancer and monitoring changes in the level of the DR-70® marker in response to treatment. We have also received certification for EN ISO 13485, a key global standard to ensure quality within the medical and diagnostic device industry. We have complied with the regulations allowing us to affix the CE (Conformite Europeenne) Mark to our DR-70® kit. The CE Mark is required to be displayed on regulated products placed for sale in the European Union and allows us to market DR-70® in the European Union, subject to any additional specific country regulatory requirements or limitations. We currently sell only limited amounts of DR-70®, primarily in Asia.

     Our other proprietary product, Pylori- Probe™ is cleared for sale in the United States; however, we do not intend to market the Pylori-Probe™ in the United States because another non-invasive test has been developed by another company, and as a result we believe that the Pylori-Probe™ cannot be competitively marketed at this time in the United States.

     In August 2001, we acquired intellectual property rights and an assignment of a U.S. patent application for a combination immunogene therapy technology that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. The combination therapy is intended to both build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partner with whom to form a joint venture or otherwise license our combination immunogene therapy technology. Preliminary tests in Canada conducted on mice injected with human skin and brain cancers indicated that the combination therapy can be effective. Additionally, Phase 1 clinical trials have been completed in Canada. We funded a study conducted by Dr. Chang at the University of Florida to target breast cancer with a goal of ultimately developing a vaccine using the combination immunogene therapy technology. Accordingly, we believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immunomodulating genes.

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

     We are also defending a companion case filed in the same court by the Governors of the University of Alberta filed against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that AMDL is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom.

     Accordingly, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired. However, since the final outcome of either case is not determinable, no accrual or loss relating to either action is reflected in the accompanying financial statements.

     We also offer non-proprietary blood and urine tests and kits which we purchase from other manufacturers and resell under our label.

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

     Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460.

Our Products

     DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 13 different common cancers, including, but not limited to, lung (small and non-small cell), stomach, breast, rectal, colon and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70® is a non-invasive blood test, there are no side effects to our test.

     In 1993, the Cross Cancer Institute, located in Edmonton, Alberta, Canada, approved a clinical trial protocol for DR-70® for lung cancer under the auspices of the Alberta Cancer Board. The objective of the clinical trial at the Cross Cancer Institute was to evaluate the sensitivity and specificity of the DR-70® lung cancer tumor-marker and to determine if the level of the tumor-marker correlates with the stage of lung cancer development. In the Cross Cancer Institute clinical trial, 233 patients with newly diagnosed lung cancer and 238 volunteers with no clinical evidence of disease were selected. The DR-70® tumor-marker was measured in blood serum samples collected from both cancer patients and volunteers. The control group was composed of smokers and non-smokers. The results showed sensitivity of the lung cancer test was 67% and specificity was 91%. We believe these results, coupled with data reported in continued studies at the Cross Cancer Institute, demonstrate the value of the DR-70®

lung cancer tumor-marker as a diagnostic test for detecting lung cancer. These tests also helped determine the usefulness of DR-70® for monitoring response to treatment and for predicting the recurrence of lung cancer. The test is currently available and approved for lung cancer detection and monitoring by Health Canada.

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

     In May 2003 at a meeting of the American Gastroenterology Society in Orlando, Florida, clinical studies were presented using DR-70® at the University of Frankfurt to detect colorectal cancer. Samples were taken from 85 gastrointestinal patients, including 29 patients with hepatocellular cancer, 13 with pancreatic cancer, 30 with colorectal cancer, 10 with stomach cancer and 3 with esophageal cancer. In these tests, DR-70® was found to have an overall specificity of 93% and an overall sensitivity of 91%.

     Our primary OEM product is a ketone strip which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. Of total OEM sales of $316,278 in 2003, ketone strips accounted for $307,398, or 97.2%, of these sales. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others that accounted for $8,880, or 2.8%, of our total OEM sales in 2003. We provide our OEM products on a limited basis and do not actively market them. These tests are non-invasive and non-therapeutic diagnostic blood and urine tests performed by a registered technician. The technician takes the patient’s sample and performs the test according to the test’s instructions included in the package to determine whether or not the specific condition being tested exists. Our OEM product test kits are similar, if not substantially the same as, those offered by others. All of our OEM products for commercial use have been registered with and approved by the FDA, for sale to us and others, by the respective manufacturers. We purchase these products from the manufacturer and resell them under our label. We do not have any exclusive or nonexclusive rights to the technology relating to the OEM products. As these tests are administered in vitro, there are no side effects associated with our OEM products. The package insert describes the possibility that there may be false positives or false negatives associated with the administration of the specific test. The incidence of false positives or negatives from our OEM test kits is similar to that experienced with other comparable test kits.

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

     We are currently conducting a cancer study for our DR-70® in detecting lung cancer in Berlin, Germany. Studies completed at the University of Frankfurt and at the University of Mainz have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract and ovarian cancer, respectively. The purpose of the studies is to verify specificity and sensitivity. We funded a study being conducted by Dr. Chang at the University of Florida to target certain breast cancer specific antigens with the goal of ultimately developing a vaccine using the combination immunogene therapy technology. No assurances can be given that the study will lead to the development of any commercial products or vaccines.

     Our objective is to be a leading provider of cancer-detecting immunodiagnostic kits. In order to meet our objective, we plan to do the following:

•	obtain U.S. FDA clearance and international approvals for our DR-70® product;

•	distribute DR-70® kits in approved markets;

•	develop DR-70® distribution channels in new markets; and

•	contract with one or more strategic partners to license and develop our combination immunogene therapy technology.

     Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or the combination immunogene therapy technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for any one of a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects on humans;

•	the necessary regulatory bodies, such as the U.S. FDA, did not approve the product candidate for an intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the product candidate is not cost effective in light of existing therapeutics.

     There may be other factors that prevent us from marketing a product. Our products compete with other products or treatments for diseases for which our product may be intended. We cannot guarantee we will be able to produce commercially successful products, and to date DR-70® has not been approved for sale in the United States by the FDA. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. Moreover, without additional financing, our activities will likely be limited to licensing our products to others, although there can be no assurances that our products can be successfully licensed.

Sales and Marketing

     In exchange for JGT Management Services Ltd. (JGT), an unrelated third party, relinquishing all of its exclusive Canadian and limited worldwide marketing rights for DR-70®, we made eighteen monthly payments of $750 to JGT commencing October 1998. In addition, we are required to pay to JGT a royalty fee equal to 2.5% of gross sales of DR-70® on a quarterly basis. During the year ended December 31, 2003 we paid $881 to JGT. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003, subject to acceptance by JGT.

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

     On November 13, 2002, we granted MyGene Inc., a South Korean corporation, an unrelated third party, the exclusive right to sell DR-70® kits in South Korea through December 31, 2004. Prior to commercial introduction, MyGene is conducting clinical trials required to secure Korean regulatory approval to market our DR-70® kits in South Korea. Through December 31, 2003, all kits sold to MyGene have been for use in clinical trials.

     On June 11, 2003, we granted AMDL Australia Pty. Ltd., an Australian corporation, an unrelated third party, the exclusive right to sell DR-70® kits in Australia and New Zealand through December 31, 2007. The agreement generally provides for certain minimum purchases, but based upon current U.S. sales, there are no minimum purchase obligations. In January 2003, the Therapeutic Goods Administration, Commonwealth Department of Health and Ageing, Australia, issued to AMDL Australia Pty. Ltd, our Australian distributor, a Certificate of Device Listing.

     Currently, our licensing efforts are focused on seeking additional exclusive and non-exclusive distribution agreements with distributors in countries where we have obtained, or believe we can obtain, regulatory approval. In January 2004, we received EN ISO 13485 certification demonstrating safety and efficacy, a further standard of quality now required for export to Canada. Health Canada has issued a Medical Device License to the Company. This license permits the Company to market DR-70® for the detection of lung cancer and monitoring changes in the level of the marker DR-70® in response to treatment. The Canadian license is renewable annually. Accordingly, we intend to enter into agreements with distributors who will market DR-70® throughout Canada.

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

Manufacturing

     We manufacture our DR-70® kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are an FDA/GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Regulation

     Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the U.S. FDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed.

     We are subject to specific FDA rules applicable to in vitro diagnostic (IVD) products. Prior to marketing DR-70® in the United States, we are required to make a pre-market application as an immunology and microbiology device under the category “Tumor Associated Antigens Immunological Test System.” We are required to prove safety and efficacy and comply with specified labeling requirements for IVD products for human use. We must abide by the listing rules of the FDA when and if DR-70® is approved for sale in the United States. We have established our Quality System Regulation in accordance with applicable regulations and were inspected in August 2002 with no deficiencies noted. Our Quality System Regulation program contains applicable complaint provisions which meet the FDA’s requirements for Medical Device Reporting and we have experienced no incidents or complaints to date. We also have implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve protection of our product.

     In September 2003, we submitted our application for the FDA under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. In January, 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device (e.g. CEA) which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we can submit such additional information for the FDA’s consideration. We intend to submit additional data to the FDA to demonstrate that the existing test data supports substantial equivalence to CEA. This submission to the FDA has not been made as of the date of this annual report. Since the response of the FDA to our ultimate submission cannot be anticipated, no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion.

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

     In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell PyloriProbe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the PyloriProbe™ diagnostic kit. PyloriProbe™ is not being sold by us. As another non-invasive test exists, the Company does not believe that the PyloriProbe™ can be competitively marketed.

     In December 2003, we became CE compliant. Our DR-70® kit conforms to the essential requirements of the CE Mark, which is required to sell our product in the European Union (EU). The CE Mark is recognized around the world as an indication of quality practices and is referred to as the “Trade Passport to Europe” for non-EU products.

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

     In August 2001, we acquired intellectual property rights and an assignment of a US patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The U.S. patent application Serial No. 09/826025 has been allowed and the issue fee has been paid. The allowed claims are directed at a gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein. The U.S. patent is expected to issue sometime in mid-2004.

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

Research and Development

     During the last two fiscal years ended December 31, 2003 and 2002, we spent $545,599 and $400,624, respectively, on research and development. During the 2004 fiscal year we expect to incur approximately $300,000 for research and development, including $200,000 in furtherance of the FDA application for approval of DR-70®.

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

     Many major medical device manufacturers, including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others, are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as DR-70®; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to DR-70®. Moreover, such companies could develop products similar to our products and they may be more successful than us in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.

Product Liability Insurance

     We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities, which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. We carry product liability insurance for any such claims.

Employees

     As of March 2, 2004, we had four full-time employees. From time to time, we supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.

Item 2. Description of Properties

     Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at a monthly rate of $6,373 per month, including property taxes, insurance and maintenance. Our lease expires on July 31, 2004. We expect to renew our lease at current market rates.

Item 3. Legal Proceedings

     On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that AcuVector had no interest in the technology, when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements. No significant discovery has as yet been conducted in the case.

     We are also defending a companion case filed in the same court by the Governors of the University of Alberta filed against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that AMDL is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements. No significant discovery has as yet been conducted in the case.

     Accordingly, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to our security holders for a vote during the fourth quarter of 2003.

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

     Our stock price, like that of some other cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:

•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters; and

•	broader industry and market trends unrelated to our performance.

     In addition, if our revenues or earnings in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

     Set forth in the following table are the high and low closing prices for the years ended December 31, 2002 and 2003 for our common stock. At times during the last two years, our common stock was thinly traded and some of the reported closing prices may not be a true market-based valuation of our common stock.

Quarter Ended	High	Low
March 31, 2002	$4.38	$1.80
June 30, 2002	$4.00	$1.01
September 30, 2002	$1.15	$0.30
December 31, 2002	$0.85	$0.18

Quarter Ended	High	Low
March 31, 2003	$0.70	$0.20
June 30, 2003	$1.25	$0.23
September 30, 2003	$2.20	$0.76
December 31, 2003	$1.65	$1.01

     As of March 22, 2004, there were approximately 866 record holders of our common stock.

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

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future
	securities to be		issuances under
	issued upon	Weighed-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	3,000,000	$1.51	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,000,000	$1.51	-0-

     In January 2004, 161,185 common shares were issued upon the exercise of outstanding options under the then existing plans. In February 2004, a new equity compensation plan was approved by the board of directors, subject to approval of the security holders at the next annual meeting. The new plan provides for a total of 2,400,000 options, of which a total of 1,395,000 options were granted to employees and a consultant.

     Voting Trust Agreement. Chinese Universal acquired 2,000,000 shares of our common stock in December 2000. Concurrent with the purchase of the shares and execution of the voting trust, as part of an integrated arms-length negotiated transaction, Chinese Universal acquired the exclusive right to distribute DR-70® in ten countries in Asia, subject to minimum purchase requirements on an annual basis (which were not met) and Chinese Universal’s agreement to seek approval from the governments to permit distribution of DR-70® in those countries. This distribution agreement is no longer in effect. At the time of the transactions the shares represented over 37% of our then outstanding shares of common stock, and our board of directors used the voting trust to place limits on Chinese Universal’s ability to control the Company, by allowing it only the right to nominate one candidate for director. Pursuant to the voting trust agreement dated as of December 14, 2000, the 2,000,000 shares were deposited with Jeanne Lai, former President of Chinese Universal, and Gary L. Dreher, as voting trustees. Ms. Lai has died and counsel for Chinese Universal has advised us that Dr. Fong-Lin Huang was appointed as successor co-trustee. The voting trust agreement provides that during the ten (10) year term of the voting trust agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters or the voting trustees’ votes will not be counted except for purposes of a quorum for voting on such proposal.

     Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2003, we sold unregistered shares of our securities in the following transactions:

     On October 23, 2002, the board of directors authorized a Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also conducted a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. The aggregate net cash received from the Regulation S and the Regulation D offerings was $104,400, net of cash commissions of $15,600, which amount was recorded as an increase in stockholders’ equity. On December 23, 2002, 250,000 shares of common stock were sold to one investor in the Regulation S Offering at a price of $0.40 per share (generating net proceeds of $87,000, net of cash commissions of $13,000). On February 24, 2003, 50,000 shares were sold to one investor in the

Regulation D Offering at a price of $0.40 per share (generating net proceeds of $17,400, net of cash commissions of $2,600). PCNA, SA, a Swiss corporation, acted as our placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 25,000 shares in 2002 and 5,000 shares in 2003. During the period ended December 31, 2003, the Company received $12,000 from the placement agents upon the exercise of the warrants for 30,000 shares of common stock, on which no commissions were paid. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     Also on October 23, 2002, the board of directors authorized the issuance of 50,000 shares of common stock per month to International Consulting Partners, a consultant, for further financial consulting services to be rendered thereafter on a month to month basis. On January 31, 2003, the Company issued an aggregate of 99,999 shares of common stock (33,333 shares per month for the three months ended January 31, 2003) for consulting services to the same consultant pursuant to the prior authorization. The 66,666 shares issued for services rendered in 2002 were valued at $30,600, and the 33,333 shares issued for services rendered in 2003 were valued at $16,433 based upon the trading price of the common stock on the dates earned, and these amounts were charged to consulting expense. This consulting arrangement was extended for one additional month and 33,333 shares were issued for services rendered in February 2003 and valued at $11,333 based upon the trading price of the common stock on the date earned, and this amount were charged to consulting expense. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only in a private placement. The Company raised $1,321,000 in gross proceeds from this offering. Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a $1,000 principal amount 5% convertible promissory note due June 30, 2003, generally convertible into 2,598 shares of the Company’s common stock, plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. On June 18, 2003 approximately $878,000 of the convertible notes were converted into 2,265,655 shares of our common stock, including 10,424 shares in respect of the interest earned on the convertible notes. On July 8, 2003, another $340,000 of convertible notes were converted into 881,823 shares of our common stock and on September 29, 2003, the remaining $103,000 of convertible notes were converted into 268,125 shares of our common stock. During the period ended December 31, 2003 the Company received approximately $1,308,000 in gross proceeds from investors upon the exercise of the warrants included in the units to purchase 3,369,659 shares of common stock. The Company paid a cash commission of 10% of the proceeds of warrant exercises to the placement agents. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     The Company registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued upon conversion of the convertible notes and issuable upon exercise of the warrants, which registration statement became effective on July 31, 2003. The Company was contractually required to issue 5% additional warrants to each investor entitling them to purchase an aggregate of 170,234 shares of common stock at an exercise price of generally $0.385 each, expiring on December 31, 2005, because the registration statement was not declared effective prior to July 1, 2003.

     In connection with its fundraising efforts, the Company utilized the services of two placement agents, PCNA, S.A., a Swiss corporation and Gestibroker Consulting and Financial Management S.A., a Swiss corporation and paid a total cash compensation of 13% of funds raised plus issued warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued or issuable on conversion of the promissory notes, totaling 340,479 warrants at an exercise price of generally $0.385 per share, expiring December 31, 2005. During the period ended December 31, 2003 the Company received approximately $132,000 from the placement agents upon the exercise of the warrants for 340,479 shares of common stock, on which no commissions were paid. In addition, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.385 per share expiring May 31, 2005 to two investors. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     On March 23, 2003 the board of directors authorized the issuance of up to 500,000 shares of common stock to First London Finance, Ltd, a British Virgin Islands company, for advisory services in connection with the unit offering. Under the terms of the investment advisory agreement, the Company was required to issue 400,000 shares of common stock as a success fee for the unit offering. On June 18, 2003, the Company issued 400,000 of the shares to First London Finance and valued 200,000 of the shares at $57,800 on May 21, 2003, the date the first 200,000 shares were earned, and 200,000 shares at $95,200 on June 17, 2003, the date an additional 200,000 shares were earned. The Company was required to issue to First London Finance an additional 100,000 shares of common stock if $750,000 in gross proceeds was received from the exercise of the warrants included in the units within the 90-day period beginning on August 1, 2003 and ending on October 29, 2003. This condition was met and the 100,000 shares were issued on October 29, 2003 and valued at $123,250 based upon the trading price of our stock on October 17, 2003, the date the shares were earned. The common stock issued to First London Finance was issued pursuant to Section 4(2) of the Securities Act.

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

     On July 17, 2003 the board of directors authorized the sale of 1,100,000 units consisting of unsecured convertible notes and warrants to purchase common stock, in a private placement at a price of $0.70 per unit, or $770,000. Under the terms of the offering, the notes automatically converted to common shares on the attainment of certain market share prices, but no later than August 31, 2004. On August 13, 2003, the Company received gross proceeds of $105,000 from one investor in respect of the issuance of a convertible note of equal amount. On August 27, 2003, the convertible note automatically converted into 150,000 shares of common stock. On September 9, 2003, the Company received an additional subscription representing gross proceeds of $665,000. The Company and the investor agreed that the terms of the offering with respect to such investor would be amended so as to treat the investment as a direct subscription of 950,000 shares of common stock rather than a convertible note. In connection with its fundraising efforts, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., as placement agent, and paid total cash compensation of 13% of funds raised plus issued 110,000 common shares to Gestibroker. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     On August 21, 2003, the stockholders of the Company authorized the issuance of 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. Pursuant to stockholder authorization, on September 24, 2003, the board of directors authorized the sale of units consisting of up to 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance and 1,500,000 warrants to purchase common stock. The warrants are exercisable at $1.58 per share, a price equal to 110% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the ten (10) consecutive trading days immediately prior to and including October 31, 2003. Each warrant became exercisable ninety (90) days after the effective date of a registration statement covering the resale of the shares issuable upon exercise of the warrants, and expires on December 31, 2005. On October 24, 2003 the Company received $375,000 in gross proceeds from the initial sale of the units. The Company issued 342,700 common shares and issued a warrant to purchase 171,350 additional common shares. In connection with its fundraising efforts, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., as placement agent, and paid total cash compensation of 13% of funds raised plus issued warrants to purchase 34,270 common shares to Gestibroker. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     The Company registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued in connection with the shares issued to First London Finance and the shares issues pursuant to the August 13, 2003 transaction, the September 9, 2003 transaction and the October 24, 2003 transaction and the shares issuable upon exercise of the related warrants, which registration statement became effective on December 3, 2003. A total of 1,552,700 shares of common stock and warrants to purchases 205,620 shares of common stock were registered.

     On September 15, 2003, the board of directors authorized the issuance of 130,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services, and the Company issued the shares on September 29, 2003. The shares were valued at $182,375 based upon the trading price of the common stock on September 16, 2003, the date of signing of the agreement. The services were performed during September and October 2003, and accordingly, the $182,375 was recorded to general and administrative expense over such period. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On January 8, 2004, the Company closed an offering to accredited investors only of an aggregate of 2,657,300 shares of common stock at $0.80 per share and warrants to purchase 1,328,650 shares of common stock at an exercise price of $1.46 per share, exercisable on or after April 7, 2004 and expiring December 31, 2006. This offering consisted of the unsold portion of the 3,000,000 share offering approved by the stockholders on August 21, 2003, which permitted the Company to sell shares a discount of 25% from the current market price at the time of issuance. In connection with this offering, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., a Swiss corporation and paid total cash compensation of 13% of funds raised plus issued warrants to purchase 259,730 common shares at an exercise price of $1.46 per share, expiring December 31, 2006. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     The Company registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued in connection with the shares issued to the investors and the shares issuable upon exercise of the related warrants, including those issued to the placement agent, which registration statement became effective on February 11, 2004.

     On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004 and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date, and will be charged to general and administrative expense in the period the services are provided. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Total assets increased to $3,746,582 at December 31, 2003 from $2,434,303 at December 31, 2002. The increase is a result of cash received from the sale of common stock and the exercise of warrants, which was partially offset by funds used in operating activities.

     Our total outstanding indebtedness increased to $352,538 at December 31, 2003 as compared to $243,585 at December 31, 2002. The increase resulted from increases in operating payables.

     From December 31, 2002 to December 31, 2003, our cash and cash equivalents increased by $1,361,134, primarily as a result of cash received from the sale of common stock and the exercise of warrants. As of March 22, 2004, cash is being depleted at the rate of approximately $150,000 per month exclusive of the additional costs related to the application for approval of DR-70® by the FDA, estimated at an aggregate of $150,000. In January 2004, we received net proceeds of approximately $1,800,000 from the sale of shares of common stock and issuance of warrants to purchase shares of common stock. Also in January 2004 we received approximately $120,000 from the exercise of stock options. Through March 22, 2004 we have received approximately $153,000 from the collection of accounts receivable outstanding at December 31, 2003 and $11,000 from the sale of DR-70® kits. We have additional DR-70® kit and ketone orders for delivery in March and April 2004 and expect to receive additional net cash from such product sales totaling approximately $75,000. As of March 22, 2004, our cash on hand was approximately $3,181,000. The amount of cash on hand is sufficient to meet our operating expenses through late 2005.

     There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our Combination

Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, the filing of the AcuVector and University of Alberta lawsuits may have an effect on our ability to license the CIT technology.

     The Company does not expect to incur any material capital expenditures until sales volume increases substantially. Any required future capital expenditures for manufacturing equipment will be funded out of future revenues or additional equity. The Company does not have any long term or contingent obligations that must be satisfied.

Critical Accounting Policies

     Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenue. During the year ended December 31, 2003, the Company generated $360,107 from product sales compared to revenues from product sales $179,003 in the prior year period, an increase of $181,104, or 101.2%. The increase is primarily due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the year ended December 31, 2003 were $316,279 compared to $148,358 for the prior year period, an increase of $167,921, or 113.2%. Ketone strips comprised 97.2% of our OEM sales, and 85.4% of our total sales in the year ended December 31, 2003. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the year ended December 31, 2003 were $43,828 compared to $30,645 for the year ended December 31, 2002, an increase of $13,183, or 43.0%. Domestic customers accounted for $1,549, or 3.5%, and foreign customers accounted for $42,279, or 96.5%, of the DR-70® revenues in the year ended December 31, 2003. Domestic customers accounted for $3,794, or 12.4%, and foreign customers accounted for $26,851, or 87.6%, of the DR-70® revenues in the year ended December 31, 2002.

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

     During 2004, we expect sales of OEM products to be at or above the same level as experienced in 2003. Assuming FDA approval of DR-70® in 2004, we expect sales of DR-70® to increase in 2004, but any such increase in sales is not expected to impact significantly our operating results for 2004. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2003. Sales could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

     Gross Profit. Gross profit increased by $97,682 or 102.4% to $193,038 for the year ended December 31, 2003, compared to $95,356 for the year ended December 31, 2002. The increase in gross profit was due to an increase in sales. Gross profit on product sales was 53.6% in the year ended December 31, 2003 compared to 53.3% in the prior year. There was no material change in the gross profit percentage.

     Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the year ended December 31, 2003. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2003. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

     Research and Development. Research and development expenses for the year ended December 31, 2003 were $545,599 as compared to $400,624 for the year ended December 31, 2002. The increase of $144,975 was primarily a result of an increase in (i) expenses to $439,002 related to clinical trials compared to $178,415 in the prior period offset by (ii) a decrease in the amount of services provided by our principal consultant and other costs to $104,519 in 2003 compared to $212,453 for the year ended December 31, 2002.

     General and Administrative Expenses. General and administrative expenses decreased by $1,321,071 to $2,041,786 for the year ended December 31, 2003 as compared to the $3,362,857 reported for the year ended December 31, 2002 due mainly to decreases in: (i) investor and financial consulting services of approximately $729,000, including a reduction in non-cash (securities) compensation for services of approximately $385,000; (ii) an overall decrease of approximately $89,000 in payroll and other compensation costs due to the reduction in the number of employees; (iii) approximately $167,000 of legal expenses related to capital formation, regulatory compliance and patent prosecution expenses; (iv) aborted offering costs of approximately $300,000, including non-cash compensation of $139,000; and (v) stock exchange listing fees of approximately $46,000. The significant components of general and administrative expenses for the year ended December 31, 2003 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

     Interest Income and Expense. Interest income for the year ended December 31, 2003 was $1,119, as compared to $22,523 for the year ended December 31, 2002. The decrease of $21,404, or 95.0%, is due to the lower average cash balance maintained by the Company during 2003 and the lower rate of interest earned thereon. Interest expense for the year ended December 31, 2003, totaling approximately $480,000, consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our June 2003 private placement offering in the amount of approximately $100,000, non-cash amortization of debt issuance costs in the amount of approximately $270,000, and a charge for the beneficial conversion of a convertible note into shares of common stock in the amount of $105,000, interest paid in shares of common stock in the amount of approximately $4,000 and cash interest paid of approximately $1,000. There was no interest expense in 2002.

     Net Loss and Loss from Operations. As a result of the factors described above, in fiscal year 2003, our net loss was $2,873,695 or ($0.23) per share, compared to a net loss of $3,602,127 or ($0.42) per share, in fiscal year 2002. The reduction in the loss per share was materially affected by the 48% increase in the weighted average number of common shares outstanding.

Assets and Liabilities

     At December 31, 2003, the Company had total assets of $3,746,582 compared to total assets of $2,434,303 at December 31, 2002. Cash and cash equivalents was $1,708,886 as of December 31, 2003, an increase of $1,361,134 (588.3%) from the $347,752 cash on hand as of December 31, 2002. Cash used in operations was $1,957,227 and cash provided by financing activities from the sale of common stock and exercise of warrants and options was $3,318,361. As of March 22, 2004, our cash has further increased to approximately $3,181,000.

     Accounts receivable was $152,967 at December 31, 2003, an increase of $64,577 (73.1%) from the $88,390 at December 31, 2002 due principally to a single large order for OEM products shipped in December 2003. Inventories decreased $14,149 (17.1%), to $68,825, from the $82,974 at December 31, 2002. The decrease in inventories is attributable to decreased work in process and raw materials available for DR-70® kit manufacturing.

     Net fixed assets totaled $21,582 at December 31, 2003 compared to $31,570 at December 31, 2002, a decrease of $9,988 (31.6%). There were no purchases or dispositions of fixed assets in 2003, while depreciation and amortization totaled $109,988, resulting in the net decrease in fixed assets.

     Total liabilities at December 31, 2003 were $352,538, an increase of $108,953 from the $243,585 at December 31, 2002. Accounts payable and accrued liabilities were $260,642 at December 31, 2002, an increase of $115,955 (80.1%) from the $144,687 at December 31, 2002. The increase is primarily due to (i) increased trade payables and accruals attributable to December 2003 product shipments and deferred directors’ board and committee fees. Accrued payroll totaled $91,896 at December 31, 2003, an increase of $5,348 compared to $86,548 at December 31, 2001.

     As of December 31, 2002 a note payable in the amount of $25,000 previously carried as a liability was treated as forgiven. In 1996, we had tendered payment of all accrued interest to the noteholder, which tender was never negotiated. At the same time, we also offered to repay the principal amount upon return of the original note we issued. Since 1997 we have had no contact the noteholder and therefore have recognized the amount as a forgiveness of indebtedness. As of December 31, 2002, we also recognized an additional $18,475 of debt forgiveness, principally related to the accrued interest on the note. There was no debt forgiveness in 2003.

Forward Looking Statements

     This Annual Report on Form 10-KSB contains forward-looking statements. Such forward-looking statements which we make involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with failure to obtain FDA approval for DR-70®, lack of demand for our products, dependence on licensees and on management, governmental regulations, technological changes, and intense competition. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
AMDL, Inc.

We have audited the accompanying balance sheet of AMDL, Inc. (the “Company”) as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

CORBIN & COMPANY, LLP

Irvine, California
February 23, 2004, except for
Note 13, as to which the date is
March 19, 2004

AMDL, INC.

BALANCE SHEET

ASSETS

December 31,
2003
Current assets
Cash and cash equivalents	$1,708,886
Accounts receivable	152,967
Inventories	68,825
Prepaid expenses	30,232

Total current assets	1,960,910
Intellectual property, net	1,758,333
Property and equipment, net	21,582
Other assets	5,757

$3,746,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260,642
Accrued payroll and related expenses	91,896

Total current liabilities	352,538
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,711,763 shares issued and outstanding	18,712
Additional paid in capital	26,907,021
Accumulated deficit	(23,531,689)

Total stockholders’ equity	3,394,044

$3,746,582

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENT OF OPERATION

	Years Ended
	December 31,	December 31,
	2003	2002
Net revenues	$360,107	$179,003
Cost of sales	167,069	83,647

Gross profit	193,038	95,356

Operating expenses:
Research and development	545,599	400,624
General and administrative	2,041,786	3,362,857

	2,587,385	3,763,481

Loss from operations	(2,394,347)	(3,668,125)

Other income (expense):
Interest income	1,119	22,523
Interest expense	(480,467)	—
Forgiveness of indebtedness	—	43,475

	(479,348)	65,998

Net loss	$(2,873,695)	$(3,602,127)

Basic and diluted loss available to common stockholders per common share	$(0.23)	$(0.42)

Weighted average common shares outstanding, - basic and diluted	12,693,847	8,561,511

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2003 and 2002

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2001	8,076,657	$8,077	—	$—	$21,831,200	$(17,055,867)	$4,783,410
Common stock issued for cash, net of offering costs of $13,000	250,000	250	—	—	86,750	—	87,000
Common stock issued for consulting services	399,999	400	—	—	660,686	—	661,086
Common stock issued for warrants and options exercised, net of offering costs of $4,451	380,000	380	—	—	253,569	—	253,949
Estimated fair market value of options and warrants granted to consultants for services rendered	—	—	—	—	7,400	—	7,400
Net loss	—	—	—	—	—	(3,602,127)	(3,602,127)

Balance, December 31, 2002	9,106,656	9,107	—	—	22,839,605	(20,657,994)	2,190,718

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

For The Years Ended December 31, 2003 and 2002

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2002	9,106,656	$9,107	—	$—	$22,839,605	$(20,657,994)	$2,190,718
Common stock issued for cash (including 95,000 shares of common stock issued to finders), net of cash offering costs of $207,627	1,437,700	1,438	—	—	850,935	—	852,373
Common stock issued on conversion of notes and accrued interest	3,565,603	3,566	—	—	1,262,757	—	1,266,323
Common stock issued for consulting services	761,666	761	—	—	428,630	—	429,391
Common stock issued for warrants and options exercised (including 100,000 shares of common stock issued to consultants), net of cash offering costs of $148,741	3,840,138	3,840	—	—	1,299,446	—	1,303,286
Estimated fair market value of options and warrants granted to third parties and beneficial conversion feature on convertible note financing	—	—	—	—	225,648	—	225,648
Net loss	—	—	—	—	—	(2,873,695)	(2,873,695)

Balance, December 31, 2003	18,711,763	$18,712	—	$—	$26,907,021	$(23,531,689)	$3,394,044

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31,	December 31,
	2003	2002
Cash flows from operating activities
Net loss	$(2,873,695)	$(3,602,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,988	109,094
Common stock issued for services	276,391	661,086
Non-cash interest expense recognized	479,318	—
Warrants and options issued for services	2,950	7,400
Forgiveness of indebtedness	—	(43,475)
Changes in operating assets and liabilities:
Accounts receivable	(64,577)	(81,230)
Inventories	14,149	(3,508)
Prepaid expenses and other current assets	(10,704)	11,327
Accounts payable and accrued expenses	115,955	30,947
Accrued payroll and related expenses	5,348	770
Customer deposits	(12,350)	12,350

Net cash used in operating activities	(1,957,227)	(2,897,366)

Cash flows from investing activities
Purchase of property and equipment	—	(25,664)

Cash flows from financing activities
Proceeds from issuance of common stock, net of cash offering costs of $207,627 in 2003 and $13,000 in 2002	852,373	87,000
Proceeds from issuance of convertible notes, net of cash offering costs of $263,295 in 2003	1,162,702	—
Proceeds from the exercise of warrants and options, net of cash offering costs of $148,741 in 2003 and $69,805 in 2002	1,303,286	253,949

Net cash provided by financing activities	3,318,361	340,949

Net change in cash and cash equivalents	1,361,134	(2,582,081)
Cash and cash equivalents, beginning of year	347,752	2,929,833

Cash and cash equivalents, end of year	$1,708,886	$347,752

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,052	$—

Cash paid during the year for taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities

     See related Notes 6, 8, 9 and 10 to financial statements for non-cash investing and financing activities.

See independent auditors’ report and accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

AMDL, Inc.’s (the Company”) predecessor was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.

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

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the years ended December 31, 2003 or 2002.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During 2003 and 2002, the Company expended approximately $27,732 and $33,152, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 4). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recognized amortization expense of $100,000 for each of the years ended December 31, 2003 and 2002.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2003. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.

In May 2002, the Company began the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70® to the currently accepted assay, CEA, and submitted the results to the FDA in September 2003. In January, 2004, the FDA responded to the Company’s submission. The FDA identified deficiencies in the application and advised the Company’s consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process (e.g. CEA). The FDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, the Company can submit such additional information for the FDA’s consideration. The Company intends to submit additional data to the FDA to demonstrate that the existing test data supports substantial equivalence to CEA. This submission to the FDA has not yet been made. At this time, the Company cannot predict (i) the length of time it will take for the FDA to review the

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

submission, (ii) whether 510(k) premarket notification will be available for its DR-70® test kit, or (iii) if available, whether such approval will be ultimately obtained.

The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.

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

At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

	Year ended December 31,
	2003	2002
Net loss as reported	$(2,873,695)	$(3,602,127)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(322,948)	(806,960)

Pro forma net loss	$(3,196,643)	$(4,409,087)

Basic and diluted loss per share – as reported	$(0.23)	$(0.42)

Basic and diluted loss per share – pro forma	$(0.25)	$(0.51)

See Note 13 for stock option activity subsequent to December 31, 2003.

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company’s financial position or results of operations.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 724,161 and 1,116,106 for the years ended December 31, 2003 and 2002, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

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

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During fiscal year 2003, approximately 11.7% of our sales were to customers in foreign countries. Of the foreign sales, approximately 69.4% were to customers in Korea and 29.2% were to customers in Taiwan. During fiscal year 2002, approximately 17.2% of our sales were to customers in foreign countries. Of the foreign sales, approximately 92.2% were to customers in Taiwan and 5.9% were to customers in the United Kingdom. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars. The adoption of SFAS 131 has not impacted the Company’s financial position or results of operations as the Company currently operates in one segment.

Concentration of Risk

One customer accounted for approximately 100% of accounts receivable as of December 31, 2003 and the same customer accounted for approximately 99% of accounts receivable as of December 31, 2002. One customer accounted for 84.4% of sales for the year ended December 31, 2003 and 78.5% of sales for the year ended December 31, 2002. The loss of this customer in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit. As of December 31, 2003, the Company had approximately $1,706,000 in excess of this limit.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

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

For The Years Ended December 31, 2003 and 2002

financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS 148 in its financial statements and the accompanying notes.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 in 2003 did not have a material impact on its financial position or results of operations (see Note 6).

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The Company’s adoption of SFAS 146 did not have a significant impact on its results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

Reclassifications

Certain reclassifications were made to 2002 balances in order to conform to the 2003 presentation.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 2003:

Raw materials	$53,700
Work-in-process	14,625
Finished goods	500

$68,825

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consists of the following:

Office equipment	$37,375
Lab equipment	5,979

43,354
Less accumulated depreciation	(21,772)

$21,582

Depreciation expense totaled $9,988 for the year ended December 31, 2003.

NOTE 4 - INTELLECTUAL PROPERTY

Intangible assets consist of the following as of December 31, 2003:

Purchased patent pending technology	$2,000,000
Accumulated amortization	(241,667)

$1,758,333

During each of the fiscal years ended December 31, 2003 and 2002, amortization expense totaled $100,000. The estimated amortization expense for the next five years is as follows:

Years Ending
2004	$100,000
2005	100,000
2006	100,000
2007	100,000
2008	100,000

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1). During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property . The value of the intellectual property will be diminished if either of the lawsuits is successful (see Note 6).

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has entered into a two-year consulting contract with Dr. Chang, calling for payments of $2,500 per month in consideration for services relating to the development of intellectual property and scientific consultations. The Company accrued $20,000 and $30,000 for consulting services in the years ended December 31, 2003 and 2002, respectively. The Company has not paid any royalties to Dr. Chang to date.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2003 are as follows:

Deferred tax asset:
Net operating loss carryforward	$8,125,000
Expenses recognized for granting of options and warrants	665,000

Total gross deferred tax asset	8,790,000
Less valuation allowance	(8,790,000)

Net deferred tax asset	$—

The valuation allowance increased by approximately $1,148,000 and $1,435,000 during the years ended December 31, 2003 and 2002, respectively. No current provision for income taxes for the years ended December 31, 2003 and 2002 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2003 and 2002 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2003	2002
Computed tax benefit at federal statutory rate	$(976,000)	$(1,225,000)
State income tax benefit, net of federal effect	(172,000)	(210,000)
Increase in valuation allowance	1,148,000	1,435,000
Other	800	800

	$800	$800

As of December 31, 2003 the Company had net operating loss carry forwards of approximately $20,800,000 and $10,500,000 for federal and state income tax reporting purposes, which expire at various dates through 2023 and 2013, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2003.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expires on July 31, 2004 and requires monthly lease payments of $6,373 over the remaining term of the lease. Future minimum commitments under this lease agreement are as follows:

Years Ending
December 31,
2004	$45,000

Rent expense was approximately $76,000 and $75,000 for the years ended December 31, 2003 and 2002, respectively.

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

The Company is also defending a companion case filed in the same court by the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom. If the University is successful in these claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected (see Note 4), and its future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.

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

For The Years Ended December 31, 2003 and 2002

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

Consulting Agreements

The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During 2003 and 2002, the Company paid cash, stock and warrants to third parties under these agreements. See Note 9 for a summary of non-cash consulting agreements.

Effective October 1, 1999, the Company entered into a one-year consulting agreement with its former president to review and analyze new technologies and supervise continued testing of existing products and such other services related to diagnostic technology as the Board of Directors may request for a monthly payment of not to exceed $4,800. The agreement was not renewed at expiration. The former president is now engaged on a month-to-month basis at $250 per hour, as needed. For the years ended December 31, 2003 and 2002, $104,519 and $213,453 were paid, respectively.

Licensing Agreements

The Company has an agreement to pay royalty fees to JGT, an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003. During 2003 and 2002 the Company paid or accrued $881 and $1,798, respectively, in connection with this agreement.

Indemnities and Guarantees

The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company also has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

NOTE 7 - STOCK OPTIONS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted options to purchase 113,279 and 75,444 shares of the Company’s common stock under incentive stock option agreements in 2003 and 2002, respectively, and granted options to purchase 159,091 and 165,556 shares of the Company’s common stock under non-qualified stock option agreements in 2003 and 2002, respectively. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during 2003 and 2002 was $2,950 and $0, respectively. The Company had no options available for grant under the 1999 Plan at December 31, 2003.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. Under the terms of the 2002 Plan, the Company granted options to purchase 120,000 and 155,000 shares of the Company’s common stock under incentive stock option agreements in 2003 and 2002, respectively, and granted options to purchase 160,000 and 600,000 shares of the Company’s common stock under non-qualified stock option agreements in 2003 and 2002, respectively. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during 2003 and 2002 was $0 and $7,400, respectively. The Company had no options available for grant under the 2002 Plan at December 31, 2003.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

The following is a status of the stock options outstanding at December 31, 2003 and 2002 and the changes during the years then ended:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	2,676,630	$1.62	1,761,899	$2.14
Granted	552,370	1.10	996,000	0.92
Exercised	—	—	(21,869)	(0.68)
Expired/forfeited	(229,000)	(1.87)	(59,400)	(5.42)

Outstanding and exercisable, end of year	3,000,000	$1.51	2,676,630	$1.62

Weighted average fair value of options granted		$0.59		$0.82

The following table summarizes information about stock options outstanding at December 31, 2003:

		Weighted
		Average
	Number of	Remaining
	Optioned	Contractual
Exercise Price	Shares	Life (Years)
$4.00	475,000	2.7
$2.39	50,000	3.4
$2.25	177,000	3.0
$2.00	25,000	1.3
$1.75	345,000	1.0
$1.10	552,370	5.0
$1.00	165,000	1.8
$0.68	490,630	0.5
$0.48	720,000	3.6

The fair value of each option granted during 2003 and 2002 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 159 percent and 139 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 1.3 percent and 4.0 percent, respectively, and (iv) expected life of one and five years, respectively.

See Note 13 for stock option activity subsequent to December 31, 2003.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

NOTE 8 - STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

During the year ended December 31, 2002, the Company issued warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.40. The warrants are vested and are exercisable through December 23, 2004. All of the warrants were exercised on October 15, 2003. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

During the year ended December 31, 2003, the Company issued warrants to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.40. The warrants are vested and are exercisable through February 24, 2005. All of the warrants were exercised on October 15, 2003. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

During the year ended December 31, 2003, the Company issued warrants to purchase 4,115,620 shares of the Company’s common stock at exercise prices of $0.385 to $0.561, with an average exercise price of $0.388. Of these warrants, warrants to purchase 3,575,141 common shares were issued to investors participating in the unit offering, warrants to purchase 340,479 common shares were issued to placement agents and warrants to purchase 200,000 shares of common stock were issued to two investors. Warrants to purchase 200,000 shares of common stock are exercisable through May 31, 2005 and the remaining warrants are exercisable through December 31, 2005. During 2003 investor warrants to purchase 3,369,659 shares of common stock and placement agent warrants to purchase 340,479 shares of common stock were exercised. These warrants were issued in connection with the Company’s convertible note offering in 2003. Accordingly, interest expense was recognized for these warrants in the accompanying statement of operations (see Note 9).

During the year ended December 31, 2003, the Company issued warrants to purchase 205,620 shares of the Company’s common stock at exercise prices of $1.58. Of these warrants, warrants to purchase 171,350 common shares were issued to investors participating in this offering and warrants to purchase 34,270 common shares were issued to the placement agent. All of the warrants are vested and are exercisable through December 31, 2005. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

The fair value of each warrant granted during 2003 and 2002 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 94 percent and 139 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 1.3 percent and 3.8 percent, respectively, and (iv) expected life of three months and two years, respectively.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

The following represents a summary of the warrants outstanding at December 31, 2003 and 2002 and changes during the years then ended:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of year	668,806	$1.99	1,001,937	$1.67
Granted	4,326,240	0.45	25,000	0.40
Expired/forfeited	(500,000)	(2.45)	—	—
Exercised	(3,740,138)	(0.39)	(358,131)	(0.68)

Outstanding and exercisable, end of year	754,908	$0.77	668,806	$1.99

Weighted average fair value of warrants granted		$0.42		$0.42

The following table summarizes information about warrants outstanding at December 31, 2003:

		Weighted
		Average
	Number of	Remaining
	Warranted	Contractual
Exercise Price	Shares	Life (Years)
$1.58	205,620	2.0
$0.68	143,806	0.5
$0.39	205,482	2.0
$0.39	200,000	1.4

The outstanding warrants at December 31, 2003 are held by consultants and other service providers, stockholders, and former noteholders.

See Note 13 for warrant activity subsequent to December 31, 2003.

NOTE 9 - EQUITY

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

At December 31, 2003, the Company had no shares of preferred stock outstanding.

Common Stock

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

Cash Financing Activities

On April 25, 2002, the Company issued 380,000 shares of common stock upon exercise of an aggregate of 380,000 previously outstanding warrants and options at $0.68 per share. The Company received gross proceeds of $258,400 and paid direct expenses of $4,451. The shares were registered on Form S-3 under the Securities Act of 1933, as amended.

On October 23, 2002, the board of directors authorized a proposed Regulation S offering of up to 1,575,000 shares of common stock (“Regulation S Offering”) at a price of 70% of the current market price at the time of sale, subject to a floor price of no less than $0.35 per share, the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, and warrants equal to 10% of the shares sold in the Regulation S Offering. The Company also authorized a companion offering in the United States under Regulation D (“Regulation D Offering”) under the same terms and conditions as the Regulation S Offering. On December 23, 2002, 250,000 shares of common stock were sold to one investor in the Regulation S Offering at a price of $0.40 per share, generating net proceeds of $87,000, net of issuance costs of $13,000. In February 2003, 50,000 shares were sold in the Regulation D Offering at a price of $0.40 per share, generating net proceeds of $17,380, net of issuance costs of $2,620. PCNA, SA, a Swiss corporation, acted as our placement agent in connection with this offering. In addition to the cash compensation, the placement agent received common stock purchase warrants for 25,000 shares in 2002 and 5,000 shares in 2003. During the year ended December 31, 2003 the Company received approximately $12,000 from the placement agents upon the exercise of the warrants for 30,000 shares of common stock, on which no commissions were paid.

During 2002, the Company incurred $297,499 (including $139,188 of non-cash compensation) in connection with aborted fundraising efforts. This amount is included in general and administrative expenses in the accompanying statement of operations.

On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only, in a private placement (“2003 Offering No. 1”). Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a $1,000 principal amount 5% convertible promissory note due June 30, 2003, generally convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. The Company raised $1,321,000 in gross proceeds from the initial sale of the units. See below for details of associated costs. During the year ended December 31, 2003 the Company received approximately $1,308,000 in gross proceeds from investors upon the exercise of the warrants included in the units to purchase 3,369,659 shares of common stock. The Company paid a cash commission of 10% of the proceeds of warrant exercises to the placement agents. In addition, during the year ended December 31, 2003 the Company received approximately $132,000 from the placement agents upon the exercise of warrants for 340,479 shares of common stock, on which no commissions were paid. Included in the actual number of warrants issued to each investor was a 5% bonus of warrants to purchase an aggregate of 170,234 shares, which bonus warrants the Company was contractually obligated to issue because the registration statement for the shares issued on conversion of the notes and issuable upon exercise of the warrants did not become effective prior to July 1, 2003. During 2003, all of the convertible notes were converted into 3,415,603 shares of our common stock, including 10,424 shares in respect of the approximately $4,000 of interest earned on the notes.

In the unit offering, the Company utilized the services of two placement agents, PCNA, S.A., a Swiss corporation, and Gestibroker Consulting and Financial Management S.A., a Swiss corporation, and paid a total cash compensation of 13% of funds raised plus issued warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued or issuable on conversion of the promissory notes. In addition, the Company entered into an investment advisory agreement with First London Finance, Ltd, a British Virgin Islands company. Under the terms of the investment advisory agreement, the Company issued 400,000 shares of common stock as a success fee for the

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

offering. The Company was also required to issue to First London Finance an additional 100,000 shares of common stock if $750,000 in gross proceeds were received from the exercise of the warrants included in the units within the 90-day period beginning on August 1, 2003 and ending on October 29, 2003. The additional 100,000 shares were earned by First London Finance, Ltd. as of October 17, 2003 and were issued on October 29, 2003 as a cost of equity raising.

The Company incurred approximately $413,000 of issuance costs related to issuance of the units. Of these costs approximately $244,000 was paid in cash to placement agents and other service providers, and the remaining $169,000 was based on (i) the estimated fair market value of the 400,000 shares of common stock granted to First London Finance, (ii) warrants to purchase 340,479 shares of common stock at an exercise price generally of $0.385 per share expiring December 31, 2005 issued to placement agents (valued based on the Black-Scholes model under SFAS 123), and (iii) warrants to purchase 200,000 shares of common stock at an exercise price of $0.385 per share expiring May 31, 2005 issued to two investors. The Company recognized approximately $268,000 of these issuance costs as interest expense based on the original amortization period of the notes, and transferred approximately $145,000 to additional paid-in capital, representing the unamortized debt issuance costs associated with the converted notes, as certain of the issuances were converted prior to their maturity dates. During the year ended December 31, 2003, the Company incurred approximately $140,000 of issuance costs related to the exercise of warrants consisting of cash paid to placement agents and other service providers which was charged to additional paid-in capital. The Company charged the full amount of $140,000 to additional paid-in capital.

In connection with the investor warrants, the Company recorded a debt discount of approximately $142,000 (valued based on the Black-Scholes model under SFAS 123 and allocated on a relative fair value basis under APB 14), which was amortized from the dates of purchase through the maturity dates of the convertible notes, generally June 30, 2003, or the date of mandatory conversion, whichever occurred first. The Company amortized approximately $101,000 of the debt discount to interest expense and transferred approximately $41,000 of the debt discount to additional paid-in capital for notes converted prior to their maturity dates, representing the unamortized debt discount associated with the converted notes.

The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register 8,261,233 shares of the Company’s common stock consisting of (i) the 3,415,603 common shares issued upon conversion of the notes, (ii) the shares underlying the warrants to purchase 3,575,141 common shares issued to the investors and (iii) the shares underlying the warrants to purchase 340,479 common shares issued to the placement agents, (vi) the shares underlying the warrants to purchase 200,000 shares of common stock issued to two investors and (v) the 400,000 shares of common stock issued to First London Finance all in connection with 2003 Offering No. 1; and (vi) the 300,000 shares purchased by the two investors, and (vii) the shares underlying the warrants to purchase 30,000 common shares issued to the placement agent, all in connection with the Regulation S Offering of 2002. The registration statement was declared effective on July 31, 2003.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

In connection with Regulation S Offering No. 2, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., as placement agent, and paid total cash compensation of 13% of funds raised plus issued 110,000 common shares to Gestibroker. The Company incurred approximately $43,000 of issuance costs related to issuance of the convertible notes on August 13, 2003. Of these costs approximately $19,000 was paid in cash to the placement agent (see above) and other service providers, and the remaining $24,000 was based on the estimated fair market value of the 15,000 shares of common stock granted to the placement agent (see above). The Company recognized approximately $2,000 of these issuance costs as interest expense based on the original amortization period of the note, and transferred approximately $41,000 to additional paid-in capital, representing the unamortized debt issuance costs associated with the converted notes, as the note was converted prior to their maturity dates. On September 9, 2003, the Company incurred approximately $120,000 in cash issuance costs related to issuance of the common shares. The Company charged these issuance costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.

On August 21, 2003, the stockholders of the Company authorized the issuance of 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. Pursuant to stockholder authorization, on September 24, 2003, the board of directors authorized a Regulation S offering for the sale of units consisting of up to 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance and 1,500,000 warrants to purchase common stock (“Regulation S Offering No. 3”), to accredited and non-U.S. investors only, in a private placement. Under the terms of Regulation S Offering No. 3, investors receive warrants to purchase a number of shares of common stock equal to one-half (1/2) of the total number of shares purchased in the offering. The warrants are exercisable at $1.58 per share, equal to 110% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the ten (10) consecutive trading days immediately prior to and including October 31, 2003. Each warrant will become exercisable beginning ninety (90) days after the effective date of a registration statement covering the resale of the shares issuable upon exercise of the warrants, and will remain exercisable until December 31, 2005. On October 24, 2003 the Company received $375,000 in gross proceeds from the initial sale of the units in Regulation S Offering No. 3. The Company issued 342,700 common shares and issued a warrant to purchase 171,350 additional common shares.

In connection with Regulation S Offering No. 3, the Company utilized the services of Gestibroker Consulting and Financial Management S.A. and agreed to pay a total cash compensation of 13% of funds raised plus issue to Gestibroker warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued. The Company paid $48,750 in fees to its placement agent in respect of the proceeds received and issued to the placement agent a warrant to purchase 34,270 shares of common stock at $1.58.

The Company incurred legal costs of approximately $17,500 in the fourth quarter of 2003 related to an offering which closed in January 2004 (see Note 13). The Company charged these issuance costs to additional paid-in capital, since the transaction in January 2004 was a purchase of shares of common stock.

The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register 1,858,320 shares of the Company’s common stock consisting of (i) the 150,000 common shares issued upon conversion of the notes, (ii) the 950,000 common shares issued directly upon subscription and (iii) the 110,000 common shares issued to the placement agent, all in connection with Regulation S Offering No. 2 and (iv) the 342,000 shares purchased by the investor, (v) the shares underlying the warrants to purchase 171,350 common shares issued to the investor and (vi) the shares underlying the warrants to purchase 34,270 common shares issued to the placement agent, all in connection with Regulation S Offering No. 3, and (vii) the 100,000 shares of common stock issued to First London Finance on October 29, 2003. The registration statement was declared effective on December 3, 2003.

Non-Cash Financing Activities

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

For The Years Ended December 31, 2003 and 2002

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

On March 23, 2003 the board of directors authorized the issuance of up to 500,000 shares of common stock to First London Finance under an advisory agreement in connection with the unit offering described above. On June 18, 2003, the Company issued 400,000 of the shares to First London Finance and valued 200,000 of the shares at $57,800 on May 21, 2003, the date the first 200,000 shares were earned, and valued 200,000 of the shares at $95,200 on June 17, 2003, the date the additional 200,000 shares were earned. The value of the 400,000 shares was included in debt issuance costs for the year ended December 31, 2003. On October 29, 2003 the Company issued 100,000 shares of common stock to First London Finance and valued the shares at $123,250 on October 17, 2003, the date the shares were earned. The value of the 100,000 shares was included in stock issuance costs for the year ended December 31, 2003.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

On June 11, 2003, the board of directors authorized the issuance of 150,000 shares of common stock to International Consulting Group Ltd., a consultant for financial advisory services for a six-month period ending November 2003, and the Company issued the shares on July 2, 2003. The shares were valued at $66,300 based upon the trading price of the common stock on June 11, 2003 and were recorded to general and administrative expense over the term of the agreement.

On September 15, 2003, the board of directors authorized the issuance of 130,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services, and the Company issued the shares on September 29, 2003. The shares were valued at $182,375 based upon the trading price of the common stock on September 16, 2003, the date of signing of the agreement. The services were performed during the two-month period of September and October 2003, and accordingly, the $182,375 was recorded to general and administrative expense over such period.

See Note 13 for common shares authorized to be issued subsequent to December 31, 2003.

NOTE 10 - Gain on Relief of Debt and Other Obligations

During the fiscal year ended December 31, 2002, the Company removed certain liabilities as the legal ability of the third parties to collect on these liabilities had lapsed. As a result, the Company has recorded gains on the relief of debt and other obligations during the year ended December 31, 2002. These gains are included in the accompanying statement of operations as other income for 2002 as follows:

Note payable released due to lapse in time	$25,000
Interest accrued on note payable release	12,675
Deposit forfeited due to expiration of contract	5,800

Net gain on relief of debt	$43,475

There was no gain recorded in 2003 for relief of debt.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:

	2003	2002
Numerator for basic and diluted earnings per share
Net loss available to common stockholders	$(2,873,695)	$(3,602,127)

Denominator for basic and diluted earnings per share
Weighted average shares	12,693,847	8,561,511

Basic and diluted loss per share	$(0.23)	$(0.42)

NOTE 12 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002 the Company paid approximately $0 and $7,900, respectively, for consulting services from a member of the board of directors, exclusive of expense reimbursements.

On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. During 2002, GAST purchased kits at a total cost of $24,750. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. During 2003, Mercy Bio-Technology purchased kits at a total cost of $12,350.

NOTE 13 - SUBSEQUENT EVENTS

On January 8, 2004, the Company closed an offering to accredited investors only of an aggregate of 2,657,300 shares of common stock at $0.80 per share and warrants to purchase 1,328,650 shares of common stock at an exercise price of $1.46 per share, exercisable on or after April 7, 2004 and expiring December 31, 2006. This offering was part of the 3,000,000 share offering approved by the stockholders on August 21, 2003, which permitted the Company to sell shares a discount of 25% from the current market price. In connection with this offering, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., a Swiss corporation, and paid total cash compensation of 13% of funds raised plus issued warrants to purchase 259,730 common shares at an exercise price of $1.46 per share, expiring December 31, 2006.

The Company registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued in connection with the shares issued to the investors and the shares issuable upon exercise of the related warrants, including those issued to the placement agent, which registration statement became effective on February 11, 2004.

In January 2004, current and former employees exercised options to purchase 161,185 shares of common stock. The Company received total consideration of $119,804.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan is subject to approval by the shareholders of the Company. The Company intends to submit the 2004 Plan for shareholder approval at the next annual meeting. Under the 2004 Plan, incentive stock options and nonqualified options may be

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For The Years Ended December 31, 2003 and 2002

granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, on February 23, 2004, 251,300 options were granted under incentive stock option agreements to employees, and 1,143,700 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. In accordance with SFAS 123, the Company will recognize $27,500 of non-cash consulting expense related to the options issued to the consultant in 2004.

On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004 and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date, and will be charged to general and administrative expense in the period the services are provided. There was no underwriter involved in this issuance.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The change in our independent accounting firm was reported on Form 8-K dated January 31, 2003 and is incorporated herein by this reference.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part III

Item 9. Directors and Executive Officers of the Registrant.

     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

Name	Age	Year First Elected	Position
William M. Thompson III, M.D.	76	1989	Chairman of the board of directors

Gary L. Dreher	57	1999	President, Chief Executive Officer, Secretary and Director

Douglas C. MacLellan	48	1992	Director

Edward R. Arquilla, M.D., Ph.D.	81	1997	Director

Marvin E. Rosenthale, Ph.D.	70	2002	Director

     Dr. Thompson has been one of our directors since June 1989, Chairman since 1991, and he was CEO during the years 1992-1994. He is currently Medical Director of PPO Next and a member of the clinical surgical faculty of U. C. Irvine School of Medicine. Dr. Thompson has practiced medicine for over 40 years, in general practice, general surgery and trauma surgery. Previously he practiced patent law and worked in the pharmaceutical industry in research, law and senior management for 13 years. During his medical career, he was founding Medical Director of Beach Street and August Healthcare Companies during a 25-year association with the managed care (PPO) industry. Dr. Thompson has also served on the OSCAP Board of SCPIE, the malpractice carrier for 20 years and chaired its Claims Committee. He has been heavily involved with organized medicine and hospital staff management over many years and was a principal architect of the paramedic and emergency systems of Orange County, CA.

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

     Mr. MacLellan is a member of the board of directors and chairman of the audit and compensation committees of the Company. Mr. MacLellan is currently Chairman and CEO of Broadband Access MarketSpace, Ltd, a China-Centric IT firm marketing products under the Zinc Networks brands since June 2002. Mr. MacLellan is also currently President and CEO of the MacLellan Group, Inc. a privately held business incubator and financial advisory firm since May 1992. Mr. MacLellan is also currently Vice-Chairman of the Board of Axiom Pharmaceuticals, Inc. (AMEX:AXJ) and its predecessors, since October 2000. Axiom is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation) a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and Investment Committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a Principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

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

Board of Directors Meetings and Committees

     During the fiscal year ended December 31, 2003, there were eight meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has established a compensation committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The compensation committee reviews and recommends to the board of directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The board of directors has also established an audit committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditors’ report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. The Board has established a governance committee consisting of Mr. MacLellan, Dr. Rosenthale, and Dr. Thompson. The governance committee makes recommendations on board nominees and reviews management’s performance. Mr. MacLellan serves as the Chairman of the compensation, audit and governance committees. Mr. MacLellan serves as the financial expert on the Company’s audit committee.

     Our executive officer who is not also a director is as follows:

     Arthur S. Rosten, Age 56, Chief Financial Officer. Mr. Rosten joined us as our Chief Financial Officer in December 2001. During the last eight years, Mr. Rosten served in various senior financial executive positions with American Purification, Inc., SDI Capital Resources, Inc. and Le Group Equus, all in Newport Beach, California. Earlier in his career, Mr. Rosten was a principal shareholder, President and Chief Financial Officer of Asyst Data Group. From 1971 to 1991, Mr. Rosten was practicing as a Certified Public Accountant in the US and Europe with Spicer & Oppenheim International, Ltd. and as a Chartered Accountant in Canada. He is a licensed CPA in California and a Chartered Accountant in Canada. Mr. Rosten received his Degree of Accountancy (Post Bachelor) in 1971 and a Bachelor of Science (with honors) in 1969 from McGill University, Montreal, Canada.

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

     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2003 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except one of our officers and directors failed to timely file Schedule 13D, which has now been remedied.

Code of Ethics for Financial Professionals

     The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: http://www.amdlcorporate.com/shar.htm.

Item 10. Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of our last three fiscal years.

							Long-Term
	Annual Compensation						Compensation
					Other		Common Shares
					Awards		Underlying Options	All Other
Name and Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Granted (#)	Compensation ($)
Gary L. Dreher,	2003	$330,000	(1)	-0-	$15,678	(2)	245,000	-0-
President and CEO	2002	$325,000	(1)	-0-	$28,893	(2)	450,000	-0-
	2001	$248,000	(1)	$75,000	$71,000	(2)	350,000	-0-

Arthur S. Rosten,	2003	$175,000	(3)	$8,000	-0-		70,000	-0-
Chief Financial Officer	2002	$162,240	(3)	-0-	-0-		79,000	-0-
	2001	$7,291		-0-	-0-		-0-	-0-

(1)	Effective January 1, 2001, Mr. Dreher’s compensation was $222,000 per annum, effective September 1, 2001, Mr. Dreher’s compensation was raised to $300,000 per annum, and effective March 1, 2002, Mr. Dreher’s compensation was raised to $330,000 per annum.

(2)	The 2003 amount represents $4,500 for golf membership dues, $9,000 for a car allowance and $2,178 for life insurance. The 2002 amount represents an additional payment of $8,880 in respect of taxes on the 2001 purchase of the golf club membership, $8,835 for golf membership dues and other items, $9,000 for a car allowance and $2,178 for life insurance. The 2001 amount represents payments to Mr. Dreher of $59,650 for the purchase of a golf club membership, $9,000 for a car allowance, $1,325 for life insurance and $1,125 for golf membership dues.

(3)	On December 1, 2001, Mr. Rosten became our Chief Financial Officer on a part-time basis at a monthly salary of $7,291. Effective March 1, 2002, Mr. Rosten began serving on a full-time basis at an annual salary of $175,000.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

	Number of	% of Total Options
	Securities	Granted to
	Underlying Options	Employees in Fiscal	Exercise or Base
Name	Granted	Year (3)	Price ($/Sh)	Expiration Date
Gary Dreher, President and CEO	245,000(1)	63.3%	$1.10	12/19/08

Arthur S. Rosten, Chief Financial Officer	70,000(2)	18.1%	$1.10	12/19/08

(1)	Includes 90,909 options granted as incentive stock options and 154,091 options granted as non-qualified stock options under our 1999 stock option plan. All of these options became exercisable on the date of grant.

(2)	Includes 22,370 options granted as incentive stock options under our 1999 stock option plan and 47,630 options granted as incentive stock options under our 2002 stock option plan. All of these options became exercisable on the date of grant.

(3)	Based on an aggregate of 387,370 options granted to employees in fiscal 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options at
	Shares Acquired on		Options at FY-End (#)	FY-End ($)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexerciseable	Exercisable/Unexercisable (1)
Gary Dreher, President and CEO	0	0	1,695,000 / 0	$298,000/0
Arthur S. Rosten, Chief Financial Officer	0	0	149,000 / 0	$43,500/0

(1)	Based on a price of $1.06 per share, the closing price as reported on the American Stock Exchange on December 31, 2003.

Director Compensation

     Certain members of our board of directors receive cash compensation for their services in 2003 on committees at the rate of $2,000 per month. As Chairman of our compensation, governance and audit committees, Douglas MacLellan received an additional $667 per month through June 30, 2003 and an additional $1,000 per month beginning July 1, 2003.

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

     Stock Options. The company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the company. During 2003, options to purchase an aggregate of 552,370 shares were granted to executives, directors and consultants of the company.

     CEO Compensation. Mr. Dreher’s salary for fiscal 2003 was $330,000 in accordance with the terms of his Employment Agreement with the company. On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.

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

Douglas C. MacLellan William M. Thompson III, M.D. Edward R. Arquilla, M.D., Ph.D.
COMPENSATION COMMITTEE

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the beneficial ownership of our shares of common stock as of March 22, 2004 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

			Percentage
Name and Address(1)	Number of Shares		Owned
Gary L. Dreher	4,405,500	(2)	18.2%
William M. Thompson III, M.D. 408 Town Square Lane Huntington Beach, CA 92648	512,126	(3)	2.3%
Douglas C. MacLellan 8324 Delgany Avenue Playa del Rey, CA 90293	306,964	(4)	1.4%
Edward R. Arquilla, M.D., Ph.D. Department of Pathology University of California – Irvine Irvine, CA 92697	338,153	(5)	1.5%
Marvin E. Rosenthale, Ph.D. 6808 Queenferry Circle Boca Raton, FL 33496	225,000	(6)	1.0
Arthur S. Rosten	219,000	(7)	1.0
Chinese Universal Technologies Co., Ltd. 7F-3B1, 61 SEC GUN GYI Road 403 Taichuna, Taiwan	2,000,000	(8)	9.2%
RAB Europe Fund Limited c/o RAB Capital Limited 1 Adam Street London WCN6LE England	1,633,786	(9)	7.4%
RAB Special Situations LP c/o RAB Capital Limited 1 Adam Street London WCN6LE England	1,633,786	(9)	7.4%
All Directors and Officers as a group (6 persons)	6,006,743		23.3%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 250,000 shares of common stock issuable upon the exercise of options at $0.68 per share, 300,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 100,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 350,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 100,000 shares of common stock issuable upon the exercise of options at $2.25 per share, 350,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 245,000 shares of common stock issuable upon the exercise of options at $1.10 per share, and 700,000 shares of common stock issuable upon the exercise of options at $1.23 per share under the 2004 Stock Option Plan which is subject to stockholder approval. Also includes 2,000,000 shares of common stock for which Mr. Dreher serves as a voting co-trustee (see footnotes (9) and (10) below) of which he disclaims beneficial ownership.

(3)	Includes 96,935 shares of common stock issuable upon the exercise of currently outstanding warrants and options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, and 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share under the 2004 Stock Option Plan which is subject to stockholder approval.

(4)	Includes 11,464 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, and 100,000 shares of common stock issuable upon the exercise of options at $1.23 per share under the 2004 Stock Option Plan which is subject to stockholder approval.

(5)	Includes 33,333 shares of common stock issuable upon the exercise of currently outstanding options at an exercise price of $.68 per share, 15,000 shares of common stock issuable upon the exercise of options at $1.75 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, and 100,000 shares of common stock issuable upon the exercise of options at $1.23 per share under the 2004 Stock Option Plan which is subject to stockholder approval.

(6)	Includes 50,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.39 per share, 35,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10, per share and 100,000 shares of common stock issuable upon the exercise of options at $1.23 per share. under the 2004 Stock Option Plan which is subject to stockholder approval.

(7)	Includes 4,000 shares of common stock issuable upon the exercise of options at $2.25 per share, 75,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 70,000 shares of common stock issuable upon the exercise of options at $1.10 per share, and 70,000 shares of common stock issuable upon the exercise of options at $1.23 per share under the 2004 Stock Option Plan which is subject to stockholder approval.

(8)	The Company believes that one or more individuals may be deemed to share beneficial ownership in these shares due to their control of Chinese Universal Technologies Co., Ltd. The Company is unable to ascertain who those individuals or entities might be. These same 2,000,000 shares of common stock are subject to a Voting Trust Agreement dated as of December 14, 2000 pursuant to which Dr. Fong-Lin Huang and Gary L. Dreher serve as voting co-trustees. The Voting Trust Agreement provides that during its 10 year term, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor shall always, in any election of directors, vote in favor of one nominee of Chinese Universal Technologies Co., Ltd., and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor (or opposed or in abstention) with regard to all such matters, otherwise such vote shall not be counted as having been voted on a proposal, except that the vote or proxy of only one trustee shall be required to count the shares as present for purposes of establishing a quorum.

(9)	According to a Schedule 13G filed by the these entities on February 17, 2004, RAB Europe Fund Limited, RAB Special Situations LP, RAB Partners Limited, RAB Capital Limited, William Philip Richards and Michael Alen-Buckley have shared voting and shared dispositive power with respect to these shares. Mr. Richards is Managing Director of RAB Capital Limited, which is the investment manager for RAB Europe Fund Limited. Mr. Richards is also a director of RAB Partners Limited, which is the general partner of RAB Special Situations LP. These entities and individuals reported shared voting and dispositive power with respect to 1,433,786 shares of our common stock, plus warrants to purchase up to 200,000 additional shares, of which warrants to purchase 150,000 shares are held by RAB Europe Fund Limited and warrants to purchase 50,000 shares are held by RAB Special Situations LP. These warrants may not be exercised if, after giving effect to such exercise, RAB Europe Fund Limited and RAB Special Situations LP, together with their affiliates, would have collectively acquired beneficial ownership during the sixty (60) day period ending on and including the date of exercise, that when added to the number of shares beneficially owned at the beginning of such sixty (60) day period, exceeds 9.99% of the number of shares of our common stock outstanding immediately after such exercise.

Item 12. Certain Relationships and Related Transactions.

     On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. During 2002, GAST purchased DR-70® kits at a total cost of $24,750. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. During 2003 Mercy Bio-Technology purchased DR-70® kits at a total cost of $12,350.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Index to Exhibits

Exhibit No.
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

Exhibit No.
10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

Exhibit No.
10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

*10.36	The Company’s 2004 Stock Option Plan

(b) Reports on Form 8-K

Form 8-K filed December 10, 2003 reporting the action filed by the University of Alberta. See Item 1, above

21.1	Subsidiaries of the small business issuer Not Applicable.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

Item 14. Principal Accountant Fees and Services

     The Audit Committee, which is composed entirely of independent directors, has selected Corbin & Company LLP as independent accountants to audit our books, records and accounts for the year 2004. Corbin & Company LLP previously audited our financial statements during the two fiscal years ended December 31, 2003 and 2002.

Audit and Non-Audit Fees

     Aggregate fees for professional services rendered to the Company by Corbin & Company LLP and its predecessor firm Corbin & Wertz for the years ended December 31, 2003 and 2002 were as follows:

Services Provided	2003	2002
Audit Fees	$43,000	$33,800
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$50,605	$15,110
Total	$93,605	$48,910

     Audit Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

     Audit Related Fees. There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

     Tax Fees. There were no fees billed for the years ended December 31, 2003 and 2002 for professional services related to tax compliance, tax advice and tax planning.

     All Other Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3 and S-8).

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Corbin & Company LLP and the estimated fees related to these services.

SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, INC.

Dated: March 29, 2004	By:	/s/ Gary L. Dreher
Gary L. Dreher
President and Chief Executive Officer

Dated: March 29, 2004	By:	/s/ Arthur S. Rosten
Arthur S. Rosten,
Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Gary L. Dreher Gary L. Dreher	President and Chief Executive Officer and Director (principal executive officer)	March 29, 2004

/s/ Arthur S. Rosten Arthur S. Rosten	Chief Financial Officer (principal financial and accounting officer)	March 29, 2004

/s/ William M. Thompson William M. Thompson III, M.D.	Chairman of the Board	March 29, 2004

/s/ Edward R. Arquilla Edward R. Arquilla, M.D.	Director	March 29, 2004

/s/ Douglas C. MacLellan Douglas C. MacLellan	Director	March 29, 2004

/s/ Marvin E. Rosenthale Marvin E. Rosenthale	Director	March 29, 2004