Form 10QSB
period 2004-03-31
AMDL INC
filed 2004-05-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒          No ☐

     As of May 13, 2004 the Company had 21,830,248 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET

March 31,
2004
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,183,166
Accounts receivable	112,763
Inventories	67,462
Prepaid expenses and other current assets	18,729

Total current assets	3,382,120
Intellectual property, net	1,733,333
Equipment, net	19,085
Other assets	5,757

$5,140,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$220,733
Accrued payroll and related expenses	95,414

Total current liabilities	316,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,830,248 shares issued and outstanding	21,830
Additional paid in capital	29,118,130
Prepaid consulting	(219,866)
Accumulated deficit	(24,095,946)

Total stockholders’ equity	4,824,148

$5,140,295

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net Revenues	$124,503	$66,036
Cost of sales	56,399	27,148

Gross profit	68,104	38,888
Operating expenses
Research and development	82,875	108,506
General and administrative	554,134	501,889

	637,009	610,395

Loss from operations	(568,905)	(571,507)
Other income
Interest income	4,649	474

Net loss	$(564,256)	$(571,033)

Basic and diluted loss per share	$(0.03)	$(0.06)

Weighted average shares outstanding	21,300,144	9,159,433

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(564,256)	$(571,033)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,497	27,497
Fair market value of common stock issued for services	27,483	27,766
Fair market value of options issued for services	17,000	—
Changes in operating assets and liabilities
Accounts receivable	40,204	50,067
Inventories	1,363	9,230
Prepaid expenses and other current assets	11,503	8,200
Accounts payable and accrued expenses	(39,909)	123,351
Accrued payroll and related expenses	3,518	409

Net cash used in operating activities	(475,597)	(324,513)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs of $295,766 in 2004 and $2,620 in 2003	1,830,074	17,380
Proceeds from exercise of options	119,803	—
Proceeds from loans	—	65,000

Net cash provided by financing activities	1,949,877	82,380

Net change in cash and cash equivalents	1,474,280	(242,133)
Cash and cash equivalents at beginning of period	1,708,886	347,752

Cash and cash equivalents at end of period	$3,183,166	$105,619

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended March 31, 2004 and 2003

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

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB.

NOTE 2 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Product revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related revenue is recorded.

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the three months ended March 31, 2004 or 2003.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

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

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During the three months ended March 31, 2004 and 2003, the Company expended approximately $5,178 and $8,611, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 5). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $25,000 for each of the three month periods ended March 31, 2004 and 2003.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at March 31, 2004. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food, Drug, and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.

In May 2002, the Company began the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70® to the currently accepted assay, CEA, and submitted the results to the FDA in September 2003. In January 2004, the FDA responded to the Company’s submission. The FDA

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

identified deficiencies in the application and advised the Company’s consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process (e.g. CEA). The FDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, the Company can submit such additional information for the FDA’s consideration. The Company intends to submit additional data to the FDA to demonstrate that the existing test data supports substantial equivalence to CEA. This submission to the FDA has not yet been made. At this time, the Company cannot predict (i) the length of time it will take for the FDA to review the submission, (ii) whether 510(k) premarket notification will be available for its DR-70® test kit, or (iii) if available, whether such approval will be ultimately obtained.

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

At March 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

	For the Three Months Ended March 31,
	2004	2003
Net loss as reported	$(564,256)	$(571,033)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(931,600)	—

Pro forma net loss	$(1,495,856)	$(571,033)

Basic and diluted loss per share — as reported	$(0.03)	$(0.06)

Basic and diluted loss per share — pro forma	$(0.07)	$(0.06)

See Note 6 for stock option activity subsequent to March 31, 2004.

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company’s financial position or results of operations.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 1,085,219 and 4,671 for the three months ended March 31, 2004 and 2003, respectively.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general- purpose financial statements. SFAS 130 has not impacted the Company’s financial position or results of operations as the Company has no items of comprehensive income.

Segments of an Enterprise and Related Information

During the three months ended March 31, 2004, approximately 8.5% of our sales were to customers in foreign countries. Of the foreign sales, approximately 77.9% were to customers in Korea and 22.1% were to customers in Taiwan. During the three months ended March 31, 2003, approximately 19.2% of our sales were to customers in foreign countries. Of the foreign sales, approximately 97.4% were to customers in Taiwan and 2.6% were to customers in the United Kingdom. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.

Concentration of Risk

One customer accounted for approximately 99.3% of accounts receivable as of March 31, 2004 and the same customer accounted for approximately 97.3% of accounts receivable as of March 31, 2003. The same customer accounted for 90.0% of sales for the three months ended March 31, 2004 and 74.6% of sales for the three months ended March 31, 2003. The loss of this customer in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit. As of March 31, 2004, the Company had approximately $3,084,000 in excess of this limit.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of FIN 46 did not have an impact on the Company’s financial statements as it has no variable interest entities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS 148 in its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 in 2003 did not have a material impact on its financial position or results of operations (see Note 5).

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

Reclassifications

Certain reclassifications were made to 2003 balances in order to conform to the 2004 presentation.

NOTE 3 — STOCK ISSUANCES

Cash Financing Activities

On January 8, 2004, the Company closed an offering to accredited investors only of an aggregate of 2,657,300 shares of common stock at $0.80 per share and warrants to purchase 1,328,650 shares of common stock at an exercise price of $1.46 per share, exercisable on or after April 7, 2004 and expiring December 31, 2006. This offering was part of the 3,000,000 share offering approved by the stockholders on August 21, 2003, which permitted the Company to sell shares at a discount of 25% from the current market price. In connection with this offering, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., a Swiss corporation, and paid total cash compensation of 13% of funds raised and issued warrants to purchase 259,730 common shares at an exercise price of $1.46 per share, expiring December 31, 2006.

The Company registered with the Securities and Exchange Commission on Form S-3 the shares of the Company’s common stock issued in connection with the shares issued to the investors and the shares issuable upon exercise of the related warrants, including those issued to the placement agent, which registration statement became effective on February 11, 2004.

See Note 6 for financing activity subsequent to March 31, 2004.

Non-Cash Financing Activities

On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004, and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date. Of this amount, $27,483 was charged to general and administrative expense in the three months ended March 31, 2004 and the balance will be charged to general and administrative expense in the period the services are provided. There was no underwriter involved in this issuance.

NOTE 4 — STOCK OPTIONS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, prior to 2004, the Company granted all available options to purchase shares of the Company’s common stock under both incentive stock option agreements and non-qualified stock option agreements. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during December 2003 was $2,950. The Company had 78,370 options available for grant under the 1999 Plan at March 31, 2003 and no options available at March 31, 2004. During the three months ended March 31, 2004, employees and former employees exercised options to purchase 100,000 shares of our common stock for total consideration of $68,000. As of March 31, 2004, 1,900,000 options at an average exercise price of $2.00 per share are outstanding under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. Under the terms of the 2002 Plan, the Company granted no options to purchase shares of the Company’s common stock under incentive stock option agreements or under non-qualified stock option agreements during either of the three month periods ended March 31, 2004 or 2003. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during 2003 and 2002 was $0 and $7,400, respectively. The Company had no options available for grant under the 2002 Plan at December 31, 2003. During the three months ended March 31, 2004, employees exercised options to purchase 61,185 shares of our common stock for total consideration of $51,803. As of March 31, 2004, 938,815 options at an average exercise price of $0.64 per share are outstanding under the 2002 Plan.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan is subject to approval by the shareholders of the Company. The Company intends to submit the 2004 Plan for shareholder approval at the next annual meeting. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, on February 23, 2004, 251,300 options were granted under

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

incentive stock option agreements to employees, and 1,143,700 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. In accordance with SFAS 123, the Company recognized $17,000 of non-cash consulting expense related to the options issued to the consultant in 2004. As of March 31, 2004, 1,395,000 options at an average exercise price of $1.23 per share are outstanding under the 2004 Plan..

See Note 6 for stock option activity subsequent to March 31, 2004.

NOTE 5 — CONTINGENCIES

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

The Company is also defending a companion case filed in the same court by the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom. If the University is successful in these claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected, and its future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.

In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

NOTE 6 — SUBSEQUENT EVENTS

Under the terms of the 2004 Plan, on April 16, 2004, 5,000 options were granted under an incentive stock option agreement to one employee. These options are exercisable at an exercise price of $.97 per share, the fair market value on the date of grant, vested immediately and expire 5 years after the date of issuance.

In May 2004, the Company engaged HC Wainwright, Inc. (the “Placement Agent”), an NASD member broker-dealer to conduct an offering of up to $3,655,000 of units, each unit consisting of one share of common stock and a warrant to purchase one additional share of common stock. The Company has agreed to pay the Placement Agent a 10% cash commission, a 3% non-accountable expense allowance and to issue to the Placement Agent warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock included in the units. No units have been sold as of the date hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets increased to $5,140,295 at March 31, 2004 from $3,746,582 at December 31, 2003. The increase is a result of cash received from the sale of common stock and the exercise of options, which was partially offset by funds used in operating activities.

Our total outstanding current liabilities decreased to $316,147 at March 31, 2004 as compared to $352,538 at December 31, 2003. The decrease resulted from the decrease in general accounts payable.

From December 31, 2003 to March 31, 2004, our cash and cash equivalents increased by $1,474,280, primarily as a result of cash received from the sale of common stock and the exercise of options. As of May 5, 2004, cash is being depleted at the rate of approximately $150,000 per month exclusive of the additional costs related to the application for approval of DR-70® by the FDA, estimated at an aggregate of $175,000. As of May 5, 2004, our cash on hand was approximately $2,918,000. The amount of cash on hand is sufficient to meet our operating expenses at the current rate through late 2005.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Revenue. During the three months ended March 31, 2004, the Company generated $124,503 from product sales compared to revenues from product sales for the three months ended March 31, 2003 of $66,036, an increase of $58,467 or 88.5%. The increase is due to increased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended March 31, 2004 were $112,789 compared to $52,589 for the prior year period, an increase of $60,200, or 114.5%. Ketone strips comprised 99.3% of our OEM sales, and 90.0% of our total sales in the three months ended March 31, 2004. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended March 31, 2004 were $11,714 compared to $13,447 for the three months ended March 31, 2003, a decrease of $1,733, or 12.9%. Domestic customers accounted for $1,089, or 9.3%, and foreign customers accounted for $10,625, or 90.7%, of the

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

DR-70® revenues in the three months ended March 31, 2004. Domestic customers accounted for $766, or 5.7%, and foreign customers accounted for $12,681, or 94.3%, of the DR-70® revenues in the three months ended March 31, 2003.

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

During the balance of 2004, we expect sales of OEM products to be at or above the same level as experienced in the three months ended March 31, 2004. Assuming FDA approval of DR-70® in 2004, we expect sales of DR-70® to increase by the end of 2004, but any such increase in sales is not expected to impact significantly our operating results for 2004. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the three months ended March 31, 2004. Sales could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Gross Profit. Gross profit on product sales increased by $29,216 or 75.1% to $68,104 for the three months ended March 31, 2004, compared to $38,888 for the period ended March 31, 2003. The increase in gross profit was due to an increase in OEM product sales offset by a slight decrease in DR-70® sales. The Company’s gross profit percentage was 54.7% for the three months ended March 31, 2004 as compared to 58.9% for the prior year period. The decrease is due to the relative changes in product mix, improved margins in OEM product sales, variations in manufacturing costs based on low volume production quantities and the fact that some of the DR-70® sales in the three months ended March 31, 2004 were made at special pricing for clinical studies.

Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the three months ended March 31, 2004. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2004. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the three months ended March 31, 2004 were $82,875 as compared to $108,506 for the three months ended March 31, 2003. The decrease of $25,631 was primarily a result of a reduction in the costs of clinical trials and our outside clinical research organization offset by an increase in the services provided by our principal research consultant in preparing additional data for submission to the FDA.

General and Administrative Expenses. General and administrative expenses increased by $52,245 to $554,134 for the three months ended March 31, 2004 as compared to the $501,889 reported for the three months ended March, 2003 due mainly to increases in: (i) aggregate legal, accounting and consulting services of $24,000; (ii) stock exchange listing fees of approximately $26,000; and (iii) travel costs of $9,000 offset by (iv) an overall decrease of approximately $13,000 in payroll and other compensation costs due to the reduction in the number of employees. The significant components of general and administrative expenses for the three months ended March 31, 2004 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income. Interest income for the three months ended March 31, 2004 was $4,649, as compared to $474 for the three months ended March 31, 2003. The increase of $4,175, or 880%, is due to the significantly higher average cash balance maintained by the Company during 2004.

Net Loss and Loss from Operations. As a result of the above, in the three months ended March 31, 2004, the Company’s net loss was $564,256 or $(0.03) per share compared to a net loss of $571,033 or $(0.06) per share for the same period in the prior year. The reduction in the loss per share was materially affected by the 230% increase in the weighted average number of common shares outstanding.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2004 and 2003

Assets and Liabilities

At March 31, 2004, the Company had total assets of $5,140,295 compared to total assets of $3,746,582 at December 31, 2003. Cash and cash equivalents was $3,183,166 as of March 31, 2004, an increase of $1,474,280 (86.3%) from the $1,708,886 cash on hand as of December 31, 2003. Cash used in operations was $475,597 and cash provided by financing activities from the sale of common stock and option exercises was $1,949,877, net of expenses of $295,766. As of May 5, 2004, our cash on hand is approximately $2,918,000.

Accounts receivable was $112,763 at March 31, 2004, a decrease of $40,204 (26.3%) from the $152,967 at December 31, 2003 due principally to a single large order for OEM products in 2003 which was shipped just prior to year end and collected during the three months ended March 31, 2004 offset by a similar, but smaller, order shipped in March 2004. Inventories decreased $1,363 (2.0%), to $67,462, from the $68,825 at December 31, 2003. The decrease in inventories is not significant.

Net equipment totaled $19,085 at March 31, 2004 compared to $21,582 at December 31, 2003, a decrease of $2,497 (11.6%). The decrease is fully attributable to depreciation and amortization for the three months ended March 31, 2004.

Total liabilities at March 31, 2004 were $316,147, a decrease of $36,391 (10.3%) from the $352,538 at December 31, 2003. Accounts payable and accrued expenses were $220,733 at March 31, 2004, a decrease of $39,909 (15.3%) from the $260,642 at December 31, 2003. The decrease is primarily due to the payment of previously deferred director fees. Accrued payroll and related expenses totaled $95,414 at March 31, 2004, an increase of $3,518 compared to $91,896 at December 31, 2003 and is related to an increase in net accrued vacation earned during the three months ended March 31, 2004.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended March 31, 2004.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Inapplicable.

Item 2. Changes in Securities and Use of Proceeds

On January 8, 2004, the Company closed an offering to accredited investors only of an aggregate of 2,657,300 shares of common stock at $0.80 per share and warrants to purchase 1,328,650 shares of common stock at an exercise price of $1.46 per share, exercisable on or after April 7, 2004 and expiring December 31, 2006. This offering was part of the 3,000,000 share offering approved by the stockholders on August 21, 2003, which permitted the Company to sell shares at a discount of 25% from the current market price. In connection with this offering, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., a Swiss corporation, as its placement agent and paid them total cash compensation of 13% of funds raised and issued warrants to purchase 259,730 common shares at an exercise price of $1.46 per share, expiring December 31, 2006.

On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004, and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date. Of this amount, $27,483 was charged to general and administrative expense in the three months ended March 31, 2004 and the balance will be charged to general and administrative expense in the period the services are provided. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

b)	Reports on Form 8-K

On January 9, 2004, the Company filed a Form 8-K to report the completion of the private placement of 2,657,300 shares of our common stock and warrants to purchase 1,328,650 shares of our common stock and the Company’s agreement to file a Form S-3 registration statement with regard to the securities sold in that offering.

On January 29, 2004, the Company filed a Form 8-K to report that the United States Food and Drug Administration (“FDA”) had identified deficiencies in the Company’s application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDA Act”) for its DR-70® kit as an aid in monitoring patients with colorectal cancer and that it determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, such data could be submitted and the Company indicated that with the assistance of its consultant, DOCRO, the data would be marshaled and submitted to the FDA.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: May 13, 2004	By:	/s/ Gary L. Dreher GARY L. DREHER, President

Dated: May 13, 2004	By:	/s/ Arthur S. Rosten ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer