Form 10QSB
period 2004-06-30
AMDL INC
filed 2004-08-11
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]     No [   ]

     As of August 5, 2004 the Company had 21,892,748 shares of its $.001 par value common stock issued and outstanding.

PAGE
PART I - FINANCIAL INFORMATION	2
Item 1. Financial Statements
Balance Sheet at June 30, 2004 (unaudited)	2
Unaudited Statements of Operations for the three and six month periods ended June 30, 2004 and 2003	3
Unaudited Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis	13
PART II OTHER INFORMATION	18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET

June 30,
2004
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,680,235
Accounts receivable	740
Inventories	78,183
Prepaid expenses and other current assets	20,915

Total current assets	2,780,073
Intellectual property, net	1,708,333
Equipment, net	17,685
Other assets	5,757

$4,511,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,336
Accrued payroll and related expenses	110,448

Total current liabilities	239,784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,892,748 shares issued and outstanding	21,893
Additional paid in capital	29,160,568
Prepaid consulting	(54,967)
Accumulated deficit	(24,855,430)

Total stockholders’ equity	4,272,064

$4,511,848

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$23,516	$59,168	$148,018	$125,204
Cost of sales	6,256	30,399	62,654	57,547

Gross profit	17,260	28,769	85,364	67,657

Operating expenses
Research and development	106,700	224,113	189,576	332,619
General and administrative	678,454	408,065	1,232,587	909,954

	785,154	632,178	1,422,163	1,242,573

Loss from operations	(767,894)	(603,409)	(1,336,799)	(1,174,916)
Other income (expense)
Interest income	8,410	55	13,059	529
Interest expense	—	(334,666)	—	(334,666)

Net loss	$(759,484)	$(938,020)	$(1,323,740)	$(1,509,053)

Basic and diluted loss per share	$(0.03)	$(0.10)	$(0.06)	$(0.16)

Weighted average shares outstanding – basic and diluted	21,849,479	9,669,892	21,574,811	9,416,073

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,323,740)	$(1,509,053)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54,686	54,994
Fair market value of common stock issued for services	192,383	34,686
Fair market value of options issued for services	17,000	—
Non-cash interest expense recognized		334,336
Changes in operating assets and liabilities:
Accounts receivable	152,227	86,416
Inventories	(9,358)	13,183
Prepaid expenses and other current assets	9,317	(6,597)
Accounts payable and accrued expenses	(131,306)	320,975
Accrued payroll and related expenses	18,552	21,976
Customer deposits	—	(12,350)

Net cash used in operating activities	(1,020,239)	(661,434)

Cash flows from investing activities-
Purchase of equipment	(789)	(—)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $295,766 in 2004 and $2,620 in 2003	1,830,074	17,380
Proceeds from issuance of convertible notes, net of offering costs of $244,365 in 2003		1,076,635
Proceeds from exercise of options	162,303	—

Net cash provided by financing activities	1,992,377	1,094,015

Net change in cash and cash equivalents	971,349	(432,581)
Cash and cash equivalents at beginning of period	1,708,886	347,752

Cash and cash equivalents at end of period	$2,680,235	$780,333

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB.

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the six months ended June 30, 2004 or 2003.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

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

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During the six months ended June 30, 2004 and 2003, the Company expended approximately $10,396 and $12,103, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 5). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $50,000 for each of the six month periods ended June 30, 2004 and 2003.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2004. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

(DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process (e.g. CEA). The FDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, the Company can submit such additional information for the FDA’s consideration. The Company has submitted additional data to the FDA to demonstrate that the existing test data supports substantial equivalence to CEA. At this time, the Company cannot predict (i) the length of time it will take for the FDA to review the submission, (ii) whether 510(k) premarket notification will be available for its DR-70® test kit, or (iii) if available, whether such approval will be ultimately obtained.

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

At June 30, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(759,484)	$(938,020)	$(1,323,740)	$(1,509,053)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(2,800)	—	(934,400)	—

Pro forma net loss	$(762,284)	$(938,020)	$(2,258,140)	$(1,509,053)

Basic and diluted loss per share – as reported	$(0.03)	$(0.10)	$(0.06)	$(0.16)

Basic and diluted loss per share – pro forma	$(0.03)	$(0.10)	$(0.10)	$(0.16)

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company’s financial position or results of operations.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 654,070 and 645,225 for the six months ended June 30, 2004 and 2003, respectively.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

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

Segments of an Enterprise and Related Information

During the six months ended June 30, 2004, approximately 18.4% of our sales were to customers in foreign countries. Of the foreign sales, approximately 91.4% were to customers in Korea and 8.6% were to customers in Taiwan. During the six months ended June 30, 2003, approximately 13.9% of our sales were to customers in foreign countries. Of the foreign sales, approximately 70.1% were to customers in Taiwan and 25.7% were to customers in Korea. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.

Concentration of Risk

One customer accounted for 100% of accounts receivable ($740) as of June 30, 2004 and three customers accounted for 100% of accounts receivable ($1,974) as of June 30, 2003. One customer accounted for 78.1% of sales for the six months ended June 30, 2004 and 80.8% of sales for the six months ended June 30, 2003. The loss of this customer in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of June 30, 2004, the Company had approximately $2,595,000 in excess of this limit.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

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

NOTE 3 – STOCK ISSUANCES

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

See Note 6 for financing activity subsequent to June 30, 2004.

Non-Cash Financing Activities

On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004, and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date. Of this amount, $192,383 was charged to general and administrative expense in the six months ended June 30, 2004 and the balance will be charged to general and administrative expense in July 2004. There was no underwriter involved in this issuance.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

NOTE 4 – STOCK OPTIONS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, prior to 2004, the Company granted all available options to purchase shares of the Company’s common stock under both incentive stock option agreements and non-qualified stock option agreements. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. The Company had 78,370 options available for grant under the 1999 Plan at June 30, 2003 and no options were available for grant at June 30, 2004. During the six months ended June 30, 2004, former employees exercised options to purchase 162,500 shares of our common stock for total consideration of $110,500. On June 30, 2004, options to purchase 162,500 shares of our common stock expired unexercised. As of June 30, 2004, 1,509,370 options at an average exercise price of $2.34 per share were outstanding under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. During six month periods ended June 30, 2004 and 2003, the Company granted no options to purchase shares of the Company’s common stock under incentive stock option agreements or under non-qualified stock option agreements under the terms of the 2002 Plan. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. The Company had no options available for grant under the 2002 Plan at June 30, 2004. During the six months ended June 30, 2004, employees and former employees exercised options to purchase 61,185 shares of our common stock for total consideration of $51,803. As of June 30, 2004, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 2002 Plan.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan is subject to approval by the shareholders of the Company. The Company intends to submit the 2004 Plan for shareholder approval at the next annual meeting. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, on February 23, 2004, 251,300 options were granted under incentive stock option agreements to employees, and 1,143,700 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. On April 16, 2004, 5,000 options were granted under an incentive stock option agreement to one employee. These options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire 5 years after the date of issuance. In accordance with SFAS 123, the Company recognized $17,000 of non-cash consulting expense related to the options issued to the consultant in 2004. As of June 30, 2004, 1,400,000 options at an average exercise price of $1.23 per share were outstanding under the 2004 Plan.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended June 30, 2004 and 2003

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

NOTE 6 – SUBSEQUENT EVENTS

In July 2004, the Company terminated its agreement with H.C. Wainwright, Inc. (the “Placement Agent”), an NASD member broker-dealer, who had been conducting an offering of securities. No securities were sold in this offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets increased to $4,511,848 at June 30, 2004 from $3,746,582 at December 31, 2003. The increase is a result of cash received from the sale of common stock and the exercise of options, which was partially offset by funds used in operating activities.

Our total outstanding current liabilities decreased to $239,784 at June 30, 2004 as compared to $352,538 at December 31, 2003. The decrease resulted from the decrease in general accounts payable.

From December 31, 2003 to June 30, 2004, our cash and cash equivalents increased by $971,349, primarily as a result of cash received from the sale of common stock and the exercise of options. As of August 5, 2004, cash is being depleted at the rate of approximately $165,000 per month exclusive of the additional costs related to the application for approval of DR-70® by the FDA, estimated at an aggregate of $125,000. As of August 5, 2004, our cash on hand was approximately $2,450,000. The amount of cash on hand is believed to be sufficient to meet our operating expenses at the current rate through September 2005.

There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, the AcuVector and University of Alberta lawsuits may have an effect on our ability to license the CIT technology.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Revenue. During the three months ended June 30, 2004, the Company generated $23,516 from product sales compared to revenues from product sales for the three months ended June 30, 2003 of $59,168, a decrease of $35,652 or 60.2%. The decrease is due to decreased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended June 30, 2004 were $5,877 compared to $54,430 for the prior year period, a decrease of $48,553, or 89.2%. Ketone strips comprised 61.9% of our OEM sales, and 15.5% of our total sales in the three months ended June 30, 2004. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended June 30, 2004 were $17,639 compared to $4,738 for the three months ended June 30, 2003, an increase of $12,181, or 272.3%. Domestic customers accounted for $1,089, or 6.2%, and foreign customers accounted for $16,550, or 93.8%, of the DR-70® revenues in the three months ended June 30, 2004. Foreign customers accounted for $4,738, or 100%, of the DR-70® revenues in the three months ended June 30, 2003.

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

Gross Profit. Gross profit on product sales decreased by $11,509 or 40.0% to $17,260 for the three months ended June 30, 2004, compared to $28,769 for the period ended June 30, 2003. The decrease in gross profit was due to a decrease in OEM product sales offset by an increase in DR-70® sales. The Company’s gross profit percentage was 73.4% for the three months ended June 30, 2004 as compared to 48.6% for the prior year period. The increase is primarily due to the relative changes in product mix.

Research and Development. Research and development expenses for the three months ended June 30, 2004 were $106,700 as compared to $224,113 for the three months ended June 30, 2003. The decrease of $117,413 was primarily a result of a reduction in the costs of clinical trials and our outside clinical research organization offset by an increase in the services provided by our principal research consultant in preparing additional data for submission to the FDA.

General and Administrative Expenses. General and administrative expenses increased by $270,389 to $678,454 for the three months ended June 30, 2004 as compared to the $408,065 reported for the three months ended June 30, 2003 due mainly to increases in: (i) consulting services of $147,598, including $164,900 of non-cash amortization of the value of the common stock granted to a consultant for financial advisory services applicable to the three months ended June 30, 2004; (ii) aborted offering costs of $62,301; (iii) insurance costs of $21,118; and (iv) an overall increase of approximately $19,329 in payroll and other compensation costs. The significant components of general and administrative expenses for the three months ended June 30, 2004 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense. Interest income for the three months ended June 30, 2004 was $8,410, as compared to $55 for the three months ended June 30, 2003. The increase of $8,355 is due to the significantly higher average cash balance maintained by the Company during 2004 as a result of recent fundraising activities. Interest expense for the three months ended June 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $90,000, non-cash amortization of issuance costs in the amount of approximately $240,000 and interest paid in shares of common stock in the amount of approximately $4,000. There was no interest expense in 2004.

Net Loss and Loss from Operations. As a result of the above, in the three months ended June 30, 2004, the Company’s net loss was $759,484 or $(0.03) per share compared to a net loss of $938,020 or $(0.10) per share for the same period in the prior year. The reduction in the loss per share was primarily related to the 226% increase in the weighted average number of common shares outstanding.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Revenue. During the six months ended June 30, 2004, the Company generated $148,018 from product sales compared to revenues from product sales for the six months ended June 30, 2003 of $125,204, an increase of $22,814 or 18.2%. The increase is due to increased orders for both DR-70® kits and Ketone strips, our principal OEM product. Revenues from sales of OEM products for the six months ended June 30, 2004 were $118,665 compared to $107,018 for the prior year period, an increase of $11,647, or 10.9%. Ketone strips comprised 97.4% of our OEM sales, and 78.1% of our total sales in the six months ended June 30, 2004. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the six months ended June 30, 2004 were $29,353 compared to $18,186 for the six months ended June 30, 2003, an increase of $11,167, or 61.4%. Domestic customers accounted for $2,178, or 7.4%, and foreign customers accounted for $27,175, or 92.6%, of the DR-70® revenues in the six months ended June 30, 2004. Domestic customers accounted for $766, or 4.2%, and foreign customers accounted for $17,420, or 95.8%, of the DR-70® revenues in the six months ended June 30, 2003.

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

During the balance of 2004, we expect sales of OEM products to be at or below the same level as experienced in the six months ended June 30, 2004. If FDA approval of DR-70® in received in 2004, we expect sales of DR-70® to increase by the end of 2004, but any such increase in sales is not expected to impact significantly our operating results for 2004. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the six months ended June 30, 2004. Sales could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Gross Profit. Gross profit on product sales increased by $17,707 or 26.2% to $85,364 for the six months ended June 30, 2004, compared to $67,657 for the period ended June 30, 2003. The increase in gross profit was due to increases in both OEM product sales and DR-70® sales. The Company’s gross profit percentage was 57.7% for the six months ended June 30, 2004 as compared to 54.0% for the prior year period. The increase is due to the relative changes in product mix.

Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2004 to remain at similar levels as the six months ended June 30, 2004. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the six months ended June 30, 2004. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the six months ended June 30, 2004 were $189,576 as compared to $332,619 for the six months ended June 30, 2003. The decrease of $143,043 was primarily a result of a reduction in the costs of clinical trials and our outside clinical research organization offset by an increase in the services provided by our principal research consultant in preparing additional data for submission to the FDA.

General and Administrative Expenses. General and administrative expenses increased by $322,633 to $1,232,587 for the six months ended June 30, 2004 as compared to the $909,954 reported for the six months ended June 30, 2003 due mainly to increases in: (i) consulting services of $ 167,918, including $192,383 of non-cash amortization of the value of the common stock granted to a consultant for financial advisory services applicable to the three months ended June 30, 2004; (ii) aborted offering costs of $62,301; (iii) insurance costs of $24,474; and (iv) stock exchange fees of $25,707 related to additional listing fees. The significant components of general and administrative expenses for the six months ended June 30, 2004 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense. Interest income for the six months ended June 30, 2004 was $13,059, as compared to $529 for the six months ended June 30, 2003. The increase of $12,530 is due to the significantly higher average cash balance maintained by the Company during 2004 as a result of recent fundraising activities. Interest expense for the six months ended June 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $90,000, non-cash amortization of issuance costs in the amount of approximately $240,000 and interest paid in shares of common stock in the amount of approximately $4,000. There was no interest expense in 2004.

Net Loss and Loss from Operations. As a result of the above, in the six months ended June 30, 2004, the Company’s net loss was $1,323,740 or $(0.06) per share compared to a net loss of $1,509,053 or $(0.16) per share for the same period in the prior year. The reduction in the loss per share was primarily related to the 229% increase in the weighted average number of common shares outstanding.

Assets and Liabilities

At June 30, 2004, the Company had total assets of $4,511,848 compared to total assets of $3,746,582 at December 31, 2003. Cash and cash equivalents was $2,680,235 as of June 30, 2004, an increase of $971,349 (56.8%) from the $1,708,886 cash on hand as of December 31, 2003. Cash used in operations was $1,020,239, cash used to purchase equipment was $789 and cash provided by financing activities from the sale of common stock and option exercises was $1,992,377, net of expenses of $295,766. As of August 5, 2004, our cash on hand is approximately $2,450,000.

Accounts receivable was $740 at June 30, 2004, a decrease of $152,227 (99.5%) from the $152,967 at December 31, 2003 due principally to a single large order for OEM products in 2003 which was shipped just prior to year end and collected during the six months ended June 30, 2004. Inventories increased $9,358 (13.6%), to $78,183, from the $68,825 at December 31, 2003. The increase in inventories is due to additional manufacturing of DR-70® kits.

Net equipment totaled $17,685 at June 30, 2004 compared to $21,582 at December 31, 2003, a decrease of $3,897 (18.1%). The decrease is attributable to depreciation and amortization in the amount of $4,686 for the six months ended June 30, 2004 less additional equipment purchases of $789.

Total liabilities at June 30, 2004 were $239,784, a decrease of $112,754 (32.0%) from the $352,538 at December 31, 2003. Accounts payable and accrued expenses were $129,336 at June 30, 2004, a decrease of $131,306 (50.4%) from the $260,642 at December 31, 2003. The decrease is primarily due to the payment of previously deferred director fees and the payment of other supplier amounts. Accrued payroll and related expenses totaled $110,448 at June 30, 2004, an increase of $18,552 compared to $91,896 at December 31, 2003 and is related to an increase in net accrued vacation earned during the six months ended June 30, 2004.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended June 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Changes in Securities and Use of Proceeds

None

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

AMDL, Inc.
Dated: August 11, 2004	By:	/s/ GARY L. DREHER
GARY L. DREHER, President

Dated: August 11, 2004	By:	/s/ ARTHUR S. ROSTEN
ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer