Form 10QSB
period 2004-09-30
AMDL INC
filed 2004-11-15
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X]      No [  ]

     As of November 10, 2004 the Company had 21,892,748 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET

September 30,
2004
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,171,433
Accounts receivable	2,340
Inventories	76,345
Prepaid expenses and other current assets	73,312

Total current assets	2,323,430
Intellectual property, net	1,683,333
Equipment, net	15,787
Other assets	5,757

$4,028,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$174,603
Accrued payroll and related expenses	106,121

Total current liabilities	280,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,892,748 shares issued and outstanding	21,893
Additional paid in capital	29,337,068
Prepaid consulting	(116,717)
Accumulated deficit	(25,494,661)

Total stockholders’ equity	3,747,583

$4,028,307

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$25,964	$73,764	$173,982	$198,968
Cost of sales	5,150	32,816	67,804	90,363

Gross profit	20,814	40,948	106,178	108,605

Operating expenses
Research and development	41,893	149,532	231,469	482,152
General and administrative	625,304	564,761	1,857,891	1,474,714

	667,197	714,293	2,089,360	1,956,866

Loss from operations	(646,383)	(673,345)	(1,983,182)	(1,848,261)
Other income (expense)
Interest income	7,152	189	20,211	718
Interest expense	—	(145,801)	—	(480,467)

Net loss	$(639,231)	$(818,957)	$(1,962,971)	$(2,328,010)

Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.09)	$(0.21)

Weighted average shares outstanding – basic and diluted	21,892,748	13,695,714	21,681,564	10,858,296

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,962,971)	$(2,328,010)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	81,584	82,491
Fair market value of common stock issued for services	247,350	159,364
Fair market value of options and warrants issued for services	76,783	—
Non-cash interest expense recognized	—	479,318
Changes in operating assets and liabilities:
Accounts receivable	150,627	88,390
Inventories	(7,520)	18,453
Prepaid expenses and other current assets	(43,080)	(20,308)
Accounts payable and accrued expenses	(86,039)	162,525
Accrued payroll and related expenses	14,225	7,041
Customer deposits	—	(12,350)

Net cash used in operating activities	(1,529,041)	(1,363,086)

Cash flows from investing activities - Purchase of equipment	(789)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $295,766 in 2004 and $122,511 in 2003	1,830,074	562,489
Proceeds from issuance of convertible notes, net of offering costs of $263,295 in 2003	—	1,162,702
Proceeds from exercise of options and warrants, net of offering costs of $0 in 2004 and $69,805 in 2003	162,303	564,539

Net cash provided by financing activities	1,992,377	2,289,730

Net change in cash and cash equivalents	462,547	926,644
Cash and cash equivalents at beginning of period	1,708,886	347,752

Cash and cash equivalents at end of period	$2,171,433	$1,274,396

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended September 30, 2004 and 2003

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB.

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

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the nine months ended September 30, 2004 or 2003.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During the nine months ended September 30, 2004 and 2003, the Company expended approximately $14,280 and $17,148, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 5). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $75,000 for each of the nine month periods ended September 30, 2004 and 2003.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2004. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

In May 2002, the Company began the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70® to the currently accepted assay, CEA, and submitted the results to the FDA in September 2003. In January 2004, the FDA responded to the Company’s submission. The FDA

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

identified deficiencies in the application and advised the Company’s consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process (e.g. CEA). The deficiencies must be resolved before the 510(k) process can be successfully completed for market clearance. The Company has submitted additional information at the suggestion of the FDA and is awaiting a response. At this time, the Company cannot predict (i) the length of time it will take for the FDA to review the submission, (ii) whether 510(k) premarket notification will be available for its DR-70® test kit, or (iii) if available, whether such approval will be ultimately obtained.

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

At September 30, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(639,231)	$(818,957)	$(1,962,971)	$(2,328,010)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	—	(934,400)	—

Pro forma net loss	$(639,231)	$(818,957)	$(2,897,371)	$(2,328,010)

Basic and diluted loss per share – as reported	$(0.03)	$(0.06)	$(0.09)	$(0.21)

Basic and diluted loss per share – pro forma	$(0.03)	$(0.06)	$(0.13)	$(0.21)

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 618,291 and 1,582,339 for the nine months ended September 30, 2004 and 2003, respectively.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

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

Segments of an Enterprise and Related Information

During the nine months ended September 30, 2004, approximately 27.2% of our sales were to customers in foreign countries. Of the foreign sales, approximately 87.6% were to customers in Korea and 12.4% were to customers in Taiwan. During the nine months ended September 30, 2003, approximately 17.1% of our sales were to customers in foreign countries. Of the foreign sales, approximately 61.2% were to customers in Korea and 36.4% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.

Concentration of Risk

Two customers accounted for 100% of accounts receivable as of September 30, 2004. Generally, all sales are prepaid. There was no accounts receivable as of September 30, 2003. One customer accounted for 66.5% of sales for the nine months ended September 30, 2004 and 86.9% of sales for the nine months ended September 30, 2003. Sales to this customer are exclusively OEM products and no DR-70® kits. This customer has indicated that it does not expect to make further purchases until 2005. The loss of this customer in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of September 30, 2004, the Company had approximately $2,081,000 in excess of this limit.

Recent Accounting Pronouncements

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

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

Non-Cash Financing Activities

On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004, and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date and this amount was charged to general and administrative expense in the nine months ended September 30, 2004. There was no underwriter involved in this issuance.

NOTE 4 – STOCK OPTIONS AND WARRANTS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, prior to 2004, the Company granted all available options to purchase shares of the Company’s common stock under both incentive stock option agreements and non-qualified stock option agreements. On June 30, 2004, options to purchase 328,130 shares of our common stock expired unexercised. Under the terms of the plan, when options expire, these options to purchase shares of our common stock can be re-issued. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. The Company had 306,261 options available for grant under the 1999 Plan at September 30, 2004. During the nine months ended September 30, 2004, former employees exercised options to purchase 162,500 shares of our common stock for total consideration of $110,500. As of September 30, 2004, 1,509,370 options at an average exercise price of $2.34 per share were outstanding under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. During nine month periods ended September 30, 2004 and 2003, the Company granted no options to purchase shares of the Company’s common stock under incentive stock option agreements or under non-qualified stock option agreements under the terms of the 2002 Plan. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. The Company had no options available for grant under the 2002 Plan at September 30, 2004. During the nine months ended September 30, 2004, employees and former employees exercised options to purchase 61,185 shares of our common stock for total consideration of $51,803. As of September 30, 2004, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 2002 Plan.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, on February 23, 2004, 251,300 options were granted under incentive stock option agreements to employees, and 1,143,700 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. On April 16, 2004, 5,000 options were granted under an incentive stock option agreement to one employee. These options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire 5 years after the date of issuance. In accordance with SFAS 123, the Company recognized $17,000 of non-cash consulting expense related to the options issued to the consultant in 2004. As of September 30, 2004, 1,400,000 options at an average exercise price of $1.23 per share were outstanding under the 2004 Plan.

On August 16, 2004, the board of directors authorized the issuance of warrants to purchase 750,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from August 16, 2004 through December 31, 2004. 250,000 common shares are exercisable at $0.94 per share, 250,000 common shares are exercisable at $0.99 per share and common shares are exercisable at $1.09 per share. The warrants were valued at $152,500 using the Black-Scholes pricing method. Of this amount, $50,783 was charged to general and administrative expense in the nine months ended September 30, 2004 and the balance of $101,717 will be charged to general and administrative expense in the fourth quarter of 2004. There was no underwriter involved in this issuance.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

On August 18, 2004, the board of directors authorized the issuance of warrants to purchase 100,000 shares of common stock and made a cash payment of $15,000 to Sargon Capital, Inc., a consultant, for investor public relations services to be provided from August 18, 2004 through January, 17, 2005. The common shares are exercisable at $0.92 per share. The warrants were valued at $24,000 using the Black-Scholes pricing method. Of this amount, $9,000 was charged to general and administrative expense in the nine months ended September 30, 2004 and the balance of $15,000 will be charged to general and administrative expense in the fourth quarter of 2004. There was no underwriter involved in this issuance.

See Note 6 for stock option activity subsequent to September 30, 2004.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended September 30, 2004 and 2003

indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 6 – SUBSEQUENT EVENTS

Under the terms of the 2004 Stock Option Plan, on October 7, 2004, options to purchase 470,000 shares of common stock were granted under non-qualified stock option agreements to one employee and the directors of the Company; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets increased to $4,028,307 at September 30, 2004 from $3,746,582 at December 31, 2003. The increase is a result of cash received from the sale of common stock and the exercise of options, which was partially offset by funds used in operating activities.

Our total outstanding current liabilities decreased to $280,724 at September 30, 2004 as compared to $352,538 at December 31, 2003. The decrease resulted from the decrease in general accounts payable.

From December 31, 2003 to September 30, 2004, our cash and cash equivalents increased by $462,547, primarily as a result of cash received from the sale of common stock and the exercise of options. As of November 10, 2004, cash is being depleted at the rate of approximately $170,000 per month, including expected costs related to (i) the application for approval of DR-70® by the FDA and (ii) litigation with AcuVector and the University of Alberta. As of November 10, 2004, our cash on hand was approximately $1,888,000. The amount of cash on hand is believed to be sufficient to meet our operating expenses at the current rate through September 30, 2005.

There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, the AcuVector and University of Alberta lawsuits may have an adverse effect on our ability to license the CIT technology.

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

Litigation. We account for litigation losses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Revenue. During the three months ended September 30, 2004, the Company generated $25,964 from product sales compared to revenues from product sales for the three months ended September 30, 2003 of $73,764, a decrease of $47,800 or 64.8%. The decrease is due to the lack of orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended September 30, 2004 were $4,800 compared to $56,831 for the prior year period, a decrease of $52,031, or 91.6%. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended September 30, 2004 were $21,164 compared to $16,933 for the three months ended September 30, 2003, an increase of $4,231, or 25.0%. Domestic customers accounted for $1,089, or 5.2%, and foreign customers accounted for $20,075, or 94.8%, of the DR-70® revenues in the three months ended September 30, 2004. Domestic customers accounted for $383, or 2.3%, and foreign customers accounted for $16,550, or 97.7%, of the DR-70® revenues in the three months ended September 30, 2003.

The continued low level of DR-70® sales is disappointing to management of the Company. Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements.

During the balance of 2004, we expect sales of OEM products to be at or below the same level as experienced in the three months ended September 30, 2004. If FDA approval of DR-70® in received in 2004, we expect sales of DR-70® to increase by the end of 2004, but any such increase in sales is not expected to impact significantly our operating results for 2004. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the three months ended September 30, 2004. Sales could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Gross Profit. Gross profit on product sales decreased by $20,134 or 49.2% to $20,814 for the three months ended September 30, 2004, compared to $40,948 for the period ended September 30, 2003. The decrease in gross profit was due to a decrease in OEM product sales offset by an increase in DR-70® sales. The Company’s gross profit percentage was 80.2% for the three months ended September 30, 2004 as compared to 55.5% for the prior year period. The increase is primarily due to the relative changes in product sales mix.

Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2004 to remain at similar levels as the three months ended September 30, 2004, although gross profit from product sales does not significantly cover the current level of general and administrative expenses. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2004. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the three months ended September 30, 2004 were $41,893 as compared to $149,532 for the three months ended September 30, 2003. The decrease of $107,639 was primarily a result of a reduction in the costs of clinical trials and our outside clinical research organization offset by an increase in the services provided by our principal research consultant in preparing additional data for submission to the FDA.

General and Administrative Expenses. General and administrative expenses increased by $60,543 to $625,304 for the three months ended September 30, 2004 as compared to the $564,761 reported for the three months ended September 30, 2003 due mainly to net increases in: (i) legal costs of $29,396, primarily related to the AcuVector and University of Alberta actions; (ii) aborted offering costs of $21,996; (iii) insurance costs of $10,542; (iv) an overall increase of approximately $27,636 in payroll and other compensation costs; and (v) an increase in director’s compensation of $21,000. The significant components of general and administrative expenses for the three months ended September 30, 2004 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense. Interest income for the three months ended September 30, 2004 was $7,152, as compared to $189 for the three months ended September 30, 2003. The increase of $6,963 is due to the significantly higher average cash balance maintained by the Company during 2004 as a result of fundraising activities. Interest expense for the three months ended September 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $11,000, non-cash amortization of issuance costs in the amount of approximately $30,000 and a charge for the beneficial conversion of a convertible note into shares of common stock in the amount of $105,000. There was no interest expense in 2004.

Net Loss and Loss from Operations. As a result of the above, in the three months ended September 30, 2004, the Company’s net loss was $639,231 or $(0.03) per share compared to a net loss of $818,957 or $(0.06) per share for the same period in the prior year. The reduction in the net loss per share was related in part to the 60% increase in the weighted average number of common shares outstanding.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Revenue. During the nine months ended September 30, 2004, the Company generated $173,982 from product sales compared to revenues from product sales for the nine months ended September 30, 2003 of $198,968, a decrease of $24,986 or 12.6%. The decrease is due to decreased sales of Ketone strips, our principal OEM product offset by increased orders for DR-70® kits. Revenues from sales of OEM products for the nine months ended September 30, 2004 were $143,465 compared to $163,849 for the prior year period, a decrease of $40,384, or 24.7%. Ketone strips comprised 93.7% of our OEM sales, and 66.5% of our total sales in the nine months ended September 30, 2004. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the nine months ended September 30, 2004 were $50,517 compared to $35,119 for the nine months ended September 30, 2003, an increase of $15,398, or 43.9%. Domestic customers accounted for $3,267, or 6.5%, and foreign customers accounted for $47,250, or 93.5%, of the DR-70® revenues in the nine months ended September 30, 2004. Domestic customers accounted for $1,149, or 3.3%, and foreign customers accounted for $33,970, or 96.7%, of the DR-70® revenues in the nine months ended September 30, 2003.

The continued low level of DR-70® sales is disappointing to management of the Company. Our current distributors advise that market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements.

Gross Profit. Gross profit on product sales decreased by $2,427 or 2.2% to $106,178 for the nine months ended September 30, 2004, compared to $108,605 for the period ended September 30, 2003. The decrease in gross profit is not material. The Company’s gross profit percentage was 61.0% for the nine months ended September 30, 2004 as compared to 54.6% for the prior year period. The increase is due to the relative changes in product mix.

Research and Development. Research and development expenses for the nine months ended September 30, 2004 were $231,469 as compared to $482,152 for the nine months ended September 30, 2003. The decrease of $250,683 was primarily a result of a reduction in the costs of clinical trials and our outside clinical research organization offset by an increase in the services provided by our principal research consultant in preparing additional data for submission to the FDA.

General and Administrative Expenses. General and administrative expenses increased by $383,177 to $1,857,891 for the nine months ended September 30, 2004 as compared to the $1,474,714 reported for the nine months ended September 30, 2003 due mainly to net increases in: (i) consulting services of $ 161,591, including $247,350 of non-cash amortization of the value of the common stock granted to a consultant for financial advisory services applicable to the nine months ended September 30, 2004; (ii) aborted offering costs of $84,296; (iii) insurance costs of $34,015; (iv) an overall increase of approximately $34,126 in payroll and other compensation costs; and (v) an increase in director’s compensation of $37,000. The significant components of general and administrative expenses for the nine months ended September 30, 2004 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income and Expense. Interest income for the nine months ended September 30, 2004 was $20,211, as compared to $718 for the nine months ended September 30, 2003. The increase of $19,493 is due to the significantly higher average cash balance maintained by the Company during 2004 as a result of fundraising activities. Interest expense for the nine months ended September 30, 2003 consists of non-cash amortization of debt discount associated with the warrants issued as part of the units in our private placement offering in the amount of approximately $101,000, non-cash amortization of issuance costs in the amount of approximately $270,000, a charge for the beneficial conversion of a convertible note into shares of common stock in the amount of $105,000 and interest paid in shares of common stock in the amount of approximately $4,000. There was no interest expense in 2004.

Net Loss and Loss from Operations. As a result of the above, in the nine months ended September 30, 2004, the Company’s net loss was $1,962,971 or $(0.09) per share compared to a net loss of $2,328,010 or $(0.21) per share for the same period in the prior year. The reduction in the net loss per share was related in part to the 100% increase in the weighted average number of common shares outstanding.

Assets and Liabilities

At September 30, 2004, the Company had total assets of $4,028,307 compared to total assets of $3,746,582 at December 31, 2003. Cash and cash equivalents was $2,171,433 as of September 30, 2004, an increase of $462,547 (27.1%) from the $1,708,886 cash on hand as of December 31, 2003. Cash used in operations was $1,529,041, cash used to purchase equipment was $789 and cash provided by financing activities from the sale of common stock and option exercises was $1,992,377, net of expenses of $295,766. As of November 3, 2004, our cash on hand is approximately $1,885,000.

Accounts receivable was $2,340 at September 30, 2004, a decrease of $150,627 (98.5%) from the $152,967 at December 31, 2003 due principally to a single large order for OEM products in 2003 which was shipped just prior to year end and collected during the nine months ended September 30, 2004. Inventories increased $7,520 (10.9%), to $76,345, from the $68,825 at December 31, 2003. The increase in inventories is due to additional manufacturing of DR-70® kits.

Net equipment totaled $15,787 at September 30, 2004 compared to $21,582 at December 31, 2003, a decrease of $5,795 (26.9%). The decrease is attributable to depreciation and amortization in the amount of $6,584 for the nine months ended September 30, 2004 less additional equipment purchases of $789.

Total liabilities at September 30, 2004 were $280,724, a decrease of $71,814 (20.4%) from the $352,538 at December 31, 2003. Accounts payable and accrued expenses were $174,603 at September 30, 2004, a decrease of $86,039 (33.0%) from the $260,642 at December 31, 2003. The decrease is primarily due to the payment of previously deferred director fees and the payment of other supplier amounts. Accrued payroll and related expenses totaled $106,121 at September 30, 2004; an increase of $14,225 compared to $91,896 at December 31, 2003 and is related to an increase in net accrued vacation earned during the nine months ended September 30, 2004.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended September 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders, held September 27, 2004, the stockholders elected five directors to serve for one year terms or until their successors are duly elected and qualify as follows:

		Shares Withheld
Nominee/Director	Shares for	from Voting
William M. Thompson	12,915,632	69,978
Gary L. Dreher	12,915,632	69,978
Edward R. Arquilla	12,918,673	66,937
Douglas C. MacLellan	12,918,673	66,937
Marvin E. Rosenthale	12,918,673	66,937

The stockholders approved the 2004 Stock Option Plan by a vote of 2,023,326 shares in favor, 302,180 shares against and 289,499 shares abstained from voting.

The stockholders authorized the issuance of up to 6,500,000 shares of common stock below current market prices by a vote of 2,048,589 shares in favor, 281,816 shares against and 284,600 shares abstained from voting.

The stockholders ratified the appointment of Corbin & Company as our independent registered public accounting firm by a vote of 12,883,030 shares in favor, 29,932 shares against and 122,648 shares abstained from voting.

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

AMDL, Inc.
Dated: November 12, 2004	By:	/S/ GARY L. DREHER
GARY L. DREHER, President

Dated: November 12, 2004	By:	/S/ ARTHUR S. ROSTEN
ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer