Form 10KSB
period 2004-12-31
AMDL INC
filed 2005-03-30
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The issuer’s revenue for the fiscal year ended December 31, 2004 was $186,182.

The market value of the voting stock held by non-affiliates of the issuer as of March 22, 2005 was approximately $18,700,000.

The number of shares of the common stock outstanding as of March 22, 2005 was 23,499,489.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

Transitional Small Business Disclosure Format (check one)

Yes ☐	No ☑

Part 1

Item 1. Description of Business

     We are a theranostics (therapy and diagnosis) company, involved in both the detection and treatment of cancer. Hospital, clinical, research and forensic laboratories and doctors’ offices may use our products to obtain precise and rapid identification of certain types of cancer and other diseases. We develop, manufacture, market and offer for sale various immunodiagnostic kits for the detection of cancer and other diseases. Our DR-70® test kit is used to assist in the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon and liver. DR-70® is not cleared for sale and is not available in the United States. Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and we submitted the results to the FDA in September 2003. The FDA responded to our submission and identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. We have submitted additional data and a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. Specifically, data was submitted showing that by using DR-70® in conjunction with the CEA test, which is the standard test for this disease, there is a 24 percent gain in positive concordance in monitoring the progression of the clinical disease status in previously diagnosed colorectal cancer patients as compared to using the CEA test by itself. The CEA test has sensitivity that varies from 40 to 70 percent, according to published literature. The additional data supports the new 510(k) adjunctive claim that DR-70®, when used in tandem with the CEA test, provides more accurate information in monitoring colorectal cancer patients. We are awaiting a response from the FDA. We cannot predict the length of time it will take for the FDA to review our submission or whether approval will ultimately be obtained.

     Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. Other studies of DR-70® as an aid in monitoring and screening for lung cancer and ovarian cancer in Germany are ongoing. We have received approvals to import and market DR-70® in Canada (for lung cancer), Australia and the UK. We have also received certification for EN ISO 13485, a key global standard to ensure quality within the medical and diagnostic device industry. We have complied with the regulations allowing us to affix the CE (Conformite Europeenne) Mark to our DR-70® kit. The CE Mark is required to be displayed on regulated products placed for sale in the European Union and allows us to market DR-70® in the European Union, subject to any additional specific country regulatory requirements or limitations. We currently sell DR-70® primarily in Asia.

     Our other proprietary product, Pylori-Probe™, is cleared for sale in the United States; however, we do not intend to market Pylori-Probe™ because we believe that the Pylori-Probe™ cannot be competitively marketed.

     In August 2001, we acquired a combination immunogene therapy technology that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. The combination immunogene therapy is intended to both build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partner with whom to form a joint venture or otherwise license our combination immunogene therapy technology. Preliminary tests in Canada conducted on mice injected with human skin and brain cancers indicated that the combination therapy can be effective. Additionally, Phase 1 clinical trials have been completed in Canada. We funded a study conducted by Dr. Lung-Ji Chang at the University of Florida to target breast cancer with a goal of ultimately developing a vaccine using the combination immunogene therapy technology. We believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immunomodulating genes. However, no assurances can be given that any of these activities will lead to the development of any commercial products or vaccines or that FDA approval will be obtained for any use of these technologies.

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

     We also offer a line of non-proprietary blood tests that are designed to help diagnose a particular kind of cancer and kits which we purchase from other manufacturers and resell under our label. Our primary OEM product is a ketone strip which is a urine test used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients.

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

     In May 2003 at a meeting of the American Gastroenterology Society in Orlando, Florida, clinical studies were presented using DR-70® at the University of Frankfurt to detect colorectal cancer. Samples were taken from 85 gastrointestinal patients, including 29 patients with hepatocellular cancer, 13 with pancreatic cancer, 30 with colorectal cancer, 10 with stomach cancer and 3 with esophageal cancer. In these tests, DR-70® was found to have an overall specificity of 93% and an overall sensitivity of 91%. In November 2004, the results of the study were published in the gastroenterology journal, Alimentary Pharmacology & Therapeutics. The data indicated that patients with advanced tumor spread exhibited significantly higher DR-70® values than those with early-stage tumors. The authors concluded that the DR-70® immunoassay reliably differs between patients and healthy controls.

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

     In 2004 the FDA inspected our facilities and found no deficiencies. Six observations were made and these suggestions have been implemented. We were found to be compliant with FDA Regulation Part 820 CFR. All of our OEM products are Class I (Good Manufacturing Practices not required) or Class II (Good Manufacturing Practices required, as defined by the FDA guidelines) devices and our facilities meet the Good Manufacturing Practices requirements for each of our OEM products. We are licensed to manufacture our proprietary products and to repackage our OEM products at our Tustin location.

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

     We are currently conducting a cancer study for our DR-70® in detecting lung cancer in Berlin, Germany. A study completed at the University of Frankfurt has shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. A study at the University of Mainz has shown DR-70® to be a reliable screening test for ovarian cancer and has recently been expanded. The purpose of the studies is to verify specificity and sensitivity. We funded a continuing study being conducted by Dr. Chang at the University of Florida to target certain breast cancer specific antigens with the goal of ultimately developing a vaccine using the combination immunogene therapy technology. No assurances can be given that the study will lead to the development of any commercial products or vaccines.

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

     There may be other factors that prevent us from marketing a product. Our products compete with other products or treatments for diseases for which our product may be intended. We cannot guarantee we will be able to produce commercially successful products, and to date DR-70® has not been approved for sale in the United States by the FDA. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it would take for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time it would take to complete necessary clinical trials and obtain regulatory approval. Moreover, without additional financing, our activities will likely be limited to licensing our products to others, although there can be no assurances that our products can be successfully licensed.

Sales and Marketing

     In exchange for JGT Management Services Ltd. (JGT), an unrelated third party, relinquishing all of its exclusive Canadian and limited worldwide marketing rights for DR-70®, we made eighteen monthly payments of $750 to JGT commencing October 1998. In addition, we are required to pay to JGT a royalty fee equal to 2.5% of gross sales of DR-70® on a quarterly basis. During the year ended December 31, 2004 we paid $1,471 to JGT. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003, subject to acceptance by JGT.

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

     On November 13, 2002, we granted MyGene Inc., a South Korean corporation (“MyGene”), an unrelated third party, the exclusive right to sell DR-70® kits in South Korea. MyGene’s contractual rights expired on December 31, 2004. Prior to commercial introduction, MyGene has been conducting clinical trials required to secure Korean regulatory approval to market our DR-70® kits in South Korea. Regulatory approval in South Korea has not yet been obtained. Through December 31, 2004, all kits sold to MyGene have been for use in clinical trials. Pending Korean regulatory approval, the arrangements with MyGene are being continued on the same terms and conditions on an informal basis.

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

     Currently, our licensing efforts are focused on seeking additional exclusive and non-exclusive distribution agreements with distributors in countries where we have obtained, or believe we can obtain, regulatory approval. In January 2004, we received EN ISO 13485 certification demonstrating safety and efficacy, a further standard of quality now required for export to Canada. Health Canada has issued a Medical Device License to the Company. This license permits the Company to market DR-70® for the detection of lung cancer and monitoring changes in the level of the marker DR-70® in response to treatment. The Canadian license was renewed in August 2004 and is renewable annually. We intend to enter into agreements with distributors who will market DR-70® throughout Canada, but have no Canadian distributors as of March 22, 2005.

     We offer OEM or private label test kits to under-served international markets through distributor relationships and to domestic markets through strategic partnerships and relationships with larger diagnostic companies.

     The Company uses the internet, select journals, and industry trade shows for its marketing activities, subject to the availability of working capital for such endeavors.

Manufacturing

     We manufacture our DR-70® kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are an FDA/GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Regulation

     Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated thereunder by the U.S. FDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed. We (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

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

     In September 2003, we submitted our application for the FDA under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. In January, 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device (e.g. CEA) which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. We have supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. Since the response of the FDA to our new application cannot be anticipated, no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion. In addition, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

     In August 2001, we acquired intellectual property rights and an assignment of a US patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The U.S. patent application Serial No. 09/826025 was issued on May 4, 2004 and claims a gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein.

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

Research and Development

     During the last two fiscal years ended December 31, 2004 and 2003, we spent $292,652 and $545,599, respectively, on research and development related to DR-70®. During the 2005 fiscal year we expect to incur approximately $200,000 for research and development, including $100,000 in furtherance of the FDA application for approval of DR-70®.

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

Employees

     As of March 15, 2005, we had four full-time employees. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.

Item 2. Description of Properties

     Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at a monthly rate of $6,373 per month, including property taxes, insurance and maintenance. Our lease expires on July 31, 2005. The Company has two one-year options to renew its lease on the same terms and conditions.

Item 3. Legal Proceedings

     On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company has performed extensive due diligence to determine that AcuVector had no interest in the technology, when the Company acquired it. The Company has recently initiated action to commence discovery in this case, and AcuVector has taken no action to advance the proceedings since filing the complaint in 2002. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to our security holders for a vote during the fourth quarter of 2004.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is listed on the American Stock Exchange under the symbol “ADL.” Our stock price, like that of some other cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:

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

     Set forth in the following table are the high and low closing prices for the years ended December 31, 2003 and 2004 for our common stock.

Quarter Ended	High	Low
March 31, 2003	$0.70	$0.20
June 30, 2003	$1.25	$0.23
September 30, 2003	$2.20	$0.76
December 31, 2003	$1.65	$1.01

Quarter Ended	High	Low
March 31, 2004	$1.71	$0.93
June 30, 2004	$1.13	$0.76
September 30, 2004	$1.00	$0.56
December 31, 2004	$1.23	$0.78

     As of March 22, 2005, there were approximately 868 record holders of our common stock.

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

     Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company that were authorized for issuance as of December 31, 2004.

	(a)	(b)	(c)
Number of securities
remaining available
for future issuances
	Number of securities	Weighed-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstandingoptions,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	4,318,185	$1.46	836,261

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	4,318,185	$1.46	836,261

     In January 2005, options to purchase 300,000 common shares at the exercise price of $0.83 per share were granted to the Company’s President & CEO under his employment agreement.

     Voting Trust Agreement. Chinese Universal acquired 2,000,000 shares of our common stock in December 2000. Concurrent with the purchase of the shares and execution of the voting trust, as part of an integrated arms-length negotiated transaction, Chinese Universal acquired the exclusive right to distribute DR-70® in ten countries in Asia, subject to minimum purchase requirements on an annual basis (which were not met) and Chinese Universal’s agreement to seek approval from the governments to permit distribution of DR-70® in those countries. This distribution agreement is no longer in effect. At the time of the transactions the shares represented over 37% of our then outstanding shares of common stock, and our board of directors used the voting trust to place limits on Chinese Universal’s ability to control the Company, by allowing it only the right to nominate one candidate for director. Pursuant to the voting trust agreement dated as of December 14, 2000, the 2,000,000 shares were deposited with Jeanne Lai, former President of Chinese Universal, and Gary L. Dreher, as voting trustees. Ms. Lai died and counsel for Chinese Universal has advised us that Dr. Fong-Lin Huang was appointed as successor co-trustee. The voting trust agreement provides that during the ten (10) year term of the voting trust agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters or the voting trustees’ votes will not be counted except for purposes of a quorum for voting on such proposal.

     Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2004, we issued unregistered shares of our securities in the following transactions:

     On January 8, 2004, the Company closed an offering to accredited investors only of an aggregate of 2,657,300 shares of common stock at $0.80 per share and warrants to purchase 1,328,650 shares of common stock at an exercise price of $1.46 per share, exercisable on or after April 7, 2004 and expiring December 31, 2006. This offering consisted of the unsold portion of the 3,000,000 share offering approved by the stockholders on August 21, 2003, which permitted the Company to sell shares at a discount of 25% from the current market price at the time of issuance. In connection with this offering, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., a Swiss corporation and paid total cash compensation of $270,119 plus issued warrants to purchase 259,730 common shares at an exercise price of $1.46 per share, expiring December 31, 2006. All of the shares of common stock and warrants issued in the offering were registered on Form S-3 on February 11, 2004. The common stock was issued pursuant to Section 4(2) of the Securities Act.

     On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004 and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date, and were charged to general and administrative expense in the period the services were provided. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On September 27, 2004, the stockholders of the Company authorized the issuance of 6,500,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. Pursuant to stockholder authorization, on September 24, 2003, the board of directors authorized concurrent Regulation S and Regulation D companion offerings for the sale of units consisting of up to 6,500,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance and 6,500,000 warrants to purchase common stock, to accredited and non-U.S. investors only, in a private placement. In December 2004, 1,606,741 shares of common stock were sold at $0.77, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to each of two closing dates. The Company received a total of $1,237,190 in gross proceeds in the two closings. Under the terms of the offering, investors received warrants to purchase a number of shares of common stock equal to the total number of shares purchased in the offering. The warrants are exercisable at $1.17 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the closings. Each warrant became exercisable on January 13, 2005, the effective date of a Form S-3 registration statement covering the resale of the 1,606,741 shares of common stock and all of the shares issuable upon exercise of the warrants. The warrants are exercisable until December 31, 2008. In connection with this registration statement, we also registered an additional 750,000 shares issuable upon exercise of warrants and 250,000 shares of restricted common stock held by a consultant. In connection with the offering, the Company utilized the services of Galileo Asset Management, S.A., a Swiss corporation, and paid total cash compensation of $160,835 and issued warrants to purchase 160,674 common shares at an exercise price of $1.17 per share, expiring December 31, 2008. The common stock was issued pursuant to Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Total assets increased to $4,403,751 at December 31, 2004 from $3,746,582 at December 31, 2003. The increase is a result of cash received from the sale of common stock and the exercise of stock options, which was partially offset by funds used in operating activities.

     Our total outstanding indebtedness decreased to $165,373 at December 31, 2004 as compared to $352,538 at December 31, 2003. The decrease resulted from the reduction of operating payables.

     From December 31, 2003 to December 31, 2004, our cash and cash equivalents increased by $896,651, primarily as a result of cash received from the sale of common stock and the exercise of stock options. As of March 22, 2005, cash is being depleted at the rate of approximately $180,000 per month. As of March 22, 2005, our cash on hand was approximately $2,125,000. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not conduct any full scale clinical trials, and (iii) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through March 2006.

     There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.

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

     Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Revenue. During the year ended December 31, 2003, the Company generated $186,182 from product sales compared to revenues from product sales $360,107 in the prior year period, a decrease of $173,925, or 48.3%. The decrease is primarily due to decreased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the year ended December 31, 2004 were $123,465 compared to $316,279 for the prior year period, a decrease of $192,814, or 61.0%. Ketone strips comprised 93.7% of our OEM sales, and 62.1% of our total sales in the year ended December 31, 2004. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the year ended December 31, 2004 were $62,717 compared to $43,828 for the year ended December 31, 2003, an increase of $18,889, or 43.1%. Domestic customers accounted for $3,667, or 5.8%, and foreign customers accounted for $59,050, or 94.2%, of the DR-70® revenues in the year ended December 31, 2004. Domestic customers accounted for $1,549, or 3.5%, and foreign customers accounted for $42,279, or 96.5%, of the DR-70® revenues in the year ended December 31, 2003.

     The continued low level of DR-70® sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged in 2004. Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.

     During 2005, we expect sales of OEM products to be at the same level as experienced in 2004. Assuming FDA approval of DR-70® in 2005, we expect sales of DR-70® to increase in 2005, but any such increase in sales is not expected to impact significantly our operating results for 2005. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2004. Sales could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

     Gross Profit. Gross profit decreased by $79,551 or 41.2% to $113,487 for the year ended December 31, 2004, compared to $193,038 for the year ended December 31, 2003. The decrease in gross profit was due to the decrease in sales. Gross profit on product sales was 61.0% in the year ended December 31, 2004 compared to 53.6% in the prior year. The increase is due to the increased proportion of DR-70® product sales compared to OEM product sales.

     Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the year ended December 31, 2004. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2004. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

     Research and Development. Research and development expenses for the year ended December 31, 2004 were $292,652 as compared to $545,599 for the year ended December 31, 2003. The decrease of $252,947 was primarily a result of (i) a decrease in expenses related to clinical trials to $128,791 compared to $439,002 in the prior period offset by (ii) an increase in the amount of services provided by our principal consultant and other costs to $163,861 in 2004 compared to $106,597 for the year ended December 31, 2003.

     General and Administrative Expenses. General and administrative expenses increased by $434,954 to $2,476,740 for the year ended December 31, 2004 as compared to the $2,041,786 reported for the year ended December 31, 2003 due mainly to: (i) an increase in investor and financial consulting services of approximately $151,000; (ii) an overall increase of approximately $43,000 in payroll and other compensation costs; (iii) an increase of $58,000 in directors’ fees; (iv) an increase of approximately $37,000 of legal expenses related to capital formation, regulatory compliance and patent prosecution expenses; (v) aborted offering costs of approximately $84,000; and (vi) stock exchange listing fees of approximately $41,000. The significant components of general and administrative expenses for the years ended December 31, 2003 and 2004 primarily consist of payroll, taxes and benefits; consulting expenses, including financial consulting, investor relations and public relations; professional fees, including legal, audit and patent expenses, and stock exchange and shareholder services expenses.

     Interest Income and Expense. Interest income for the year ended December 31, 2004 was $26,544, as compared to $1,119 for the year ended December 31, 2003. The increase of $25,425, or 2,273%, is due to the significantly larger average cash balances maintained by the Company during 2004. Interest expense for the year ended December 31, 2003, totaling approximately $480,000, consists of non-cash amortization of a debt discount associated with the warrants issued as part of the units in our June 2003 private placement offering in the amount of approximately $100,000, non-cash amortization of debt issuance costs in the amount of approximately $270,000, and a charge for the beneficial conversion of a convertible note into shares of common stock in the amount of $105,000, interest paid in shares of common stock in the amount of approximately $4,000 and cash interest paid of approximately $1,000. There was no interest expense in 2004.

     Net Loss and Loss from Operations. As a result of the factors described above, in fiscal year 2004, our net loss was $2,629,361 or ($0.12) per share, compared to a net loss of $2,873,695 or ($0.23) per share in fiscal year 2003. The reduction in the loss per share was significantly affected by the 72% increase in the weighted average number of common shares outstanding.

Assets and Liabilities

     At December 31, 2004, the Company had total assets of $4,403,751 compared to total assets of $3,746,582 at December 31, 2003. Cash and cash equivalents was $2,605,537 as of December 31, 2004, an increase of $896,651 (52.5%) from the $1,708,886 cash on hand as of December 31, 2003. Cash used in operations was $2,135,405; cash used in investing activities was $780 and cash provided by financing activities from the sale of common stock and exercise of options was $3,032,845.

     There were no accounts receivable at December 31, 2004. A single large order for OEM products of $152,967 was shipped in December 2003 and paid for early in 2004. Inventories decreased $790 (1.2%), to $68,035, from the $68,825 at December 31, 2003. The change is not material.

     Net property and equipment totaled $13,888 at December 31, 2004 compared to $21,582 at December 31, 2003, a decrease of $7,694 (35.6%). Purchases of fixed assets in 2004 totaled $789, while depreciation and amortization totaled $8,483, resulting in the net decrease in fixed assets.

     Total liabilities at December 31, 2004 were $165,373, a decrease of $187,165 from the $352,538 at December 31, 2003. Accounts payable and accrued expenses were $83,761 at December 31, 2004, a decrease of $176,881 (67.9%) from the $260,642 at December 31, 2003. The decrease is primarily due to payment of certain deferred obligations and significant trade payables incurred in December 2003 and paid in early 2004. Accrued payroll totaled $81,612 at December 31, 2004, a decrease of $10,284 compared to $91,896 at December 31, 2003. The decrease is due to the acceleration of charges by the payroll service company compared to the prior year, offset by an increase in accrued vacation pay.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

     AMDL, Inc.

We have audited the accompanying balance sheet of AMDL, Inc. (the “Company”) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

CORBIN & COMPANY, LLP

Irvine, California
March 7, 2005

AMDL, INC.

BALANCE SHEET

December 31,
2004
ASSETS
Current assets:
Cash and cash equivalents	$2,605,537
Inventories	68,035
Prepaid expenses	52,201

Total current assets	2,725,773

Intellectual property, net	1,658,333
Property and equipment, net	13,888

Other assets	5,757

$4,403,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$83,761
Accrued payroll and related expenses	81,612

Total current liabilities	165,373

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,499,489 shares issued and outstanding	23,499
Additional paid-in capital	30,375,929
Accumulated deficit	(26,161,050)

Total stockholders’ equity	4,238,378

$4,403,751

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2004	2003
Net revenues	$186,182	$360,107
Cost of sales	72,695	167,069

Gross profit	113,487	193,038

Operating expenses:
Research and development	292,652	545,599
General and administrative	2,476,740	2,041,786

	2,769,392	2,587,385

Loss from operations	(2,655,905)	(2,394,347)

Other income (expense):
Interest income	26,544	1,119
Interest expense	—	(480,467)

	26,544	(479,348)

Net loss	$(2,629,361)	$(2,873,695)

Basic and diluted loss available to common stockholders per common share	$(0.12)	$(0. 23)

Weighted average common shares outstanding, basic and diluted	21,829,371	12,693,847

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2004 and 2003

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2003	9,106,656	$9,107	—	$—	$22,839,605	$(20,657,994)	$2,190,718

Common stock issued for cash (including 95,000 shares of common stock issued to finders), net of cash offering costs of $207,627	1,437,700	1,438	—	—	850,935	—	852,373
Common stock issued on conversion of notes and accrued interest	3,565,603	3,566	—	—	1,262,757	—	1,266,323
Common stock issued for consulting services	761,666	761	—	—	428,630	—	429,391
Common stock issued for warrants and options exercised (including 100,000 shares of common stock issued to consultants), net of cash offering costs of $148,741	3,840,138	3,840	—	—	1,299,446	—	1,303,286
Estimated fair market value of options and warrants granted to third parties and beneficial conversion feature on convertible note financing	—	—	—	—	225,648	—	225,648
Net loss	—	—	—	—	—	(2,873,695)	(2,873,695)

Balance, December 31, 2003	18,711,763	$18,712	—	$—	$26,907,021	$(23,531,689)	$3,394,044

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

For The Years Ended December 31, 2004 and 2003

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	18,711,763	$18,712	—	$—	$26,907,021	$(23,531,689)	$3,394,044

Common stock issued for cash, net of cash offering costs of $492,489	4,264,041	4,264	—	—	2,866,277	—	2,870,541
Common stock issued for consulting services	300,000	300	—	—	247,050	—	247,350
Common stock issued for options exercised	223,685	223	—	—	162,081	—	162,304
Estimated fair market value of options and warrants granted to third parties for consulting services	—	—	—	—	193,500	—	193,500
Net loss	—	—	—	—	—	(2,629,361)	(2,629,361)

Balance, December 31, 2004	23,499,489	$23,499	—	$—	$30,375,929	$(26,161,050)	$4,238,378

See accompanying notes to financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2004	2003
Cash flows from operating activities
Net loss	$(2,629,361)	$(2,873,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,483	109,988
Common stock issued for services	247,350	276,391
Warrants and options issued for services	193,500	2,950
Non-cash interest expense recognized	—	479,318
Changes in operating assets and liabilities:
Accounts receivable	152,967	(64,577)
Inventories	790	14,149
Prepaid expenses and other current assets	(21,969)	(10,704)
Accounts payable and accrued expenses	(176,881)	115,955
Accrued payroll and related expenses	10,284	5,348
Customer deposits	—	(12,350)

Net cash used in operating activities	(2,135,405)	(1,957,227)

Cash flows from investing activities
Purchase of property and equipment	(789)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net of cash offering costs of $492,489 in 2004 and $207,627 in 2003	2,870,541	852,373
Proceeds from the exercise of warrants and options, net of cash offering costs of $0 in 2004 and $148,741 in 2003	162,304	1,303,286
Proceeds from issuance of convertible notes, net of cash offering costs of $0 in 2004 and $263,295 in 2003	—	1,162,702

Net cash provided by financing activities	3,032,845	3,318,361

Net change in cash and cash equivalents	896,651	1,361,134

Cash and cash equivalents, beginning of year	1,708,886	347,752

Cash and cash equivalents, end of year	$2,605,537	$1,708,886

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$1,052

Cash paid during the year for taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities:

     See Notes 6, 8, and 9 to financial statements for non-cash investing and financing activities.

See accompanying notes to financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

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

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the years ended December 31, 2004 or 2003.

Research and Development

Internal research and development costs are expensed as incurred. Third party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

Property and Equipment

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During 2004 and 2003, the Company expended approximately $21,328 and $27,732, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 4). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recognized amortization expense of $100,000 for each of the years ended December 31, 2004 and 2003.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2004. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

Common Stock Issued for Services Rendered

The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. The board of directors considers market price quotations; recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock (see Note 9).

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

Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA, and we submitted the results to the FDA in September 2003. In January, 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. The Company has supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients and is awaiting the FDA’s response. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

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

At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

	Year ended December 31,
	2004	2003

Net loss as reported	$(2,629,361)	$(2,873,695)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(1,094,200)	(322,948)

Pro forma net loss	$(3,723,561)	$(3,196,643)

Basic and diluted loss per share – as reported	$(0.12)	$(0.23)

Basic and diluted loss per share – pro forma	$(0.17)	$(0.25)

See Note 12 for stock option activity subsequent to December 31, 2004.

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 617,392 and 724,161 for the years ended December 31, 2004 and 2003, respectively.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, recoverability of long-lived assets, useful lives of intangibles and valuation of deferred tax assets. Actual results could differ from those estimates.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During fiscal year 2004, approximately 31.7% of our sales were to customers in foreign countries. Of the foreign sales, approximately 84.1% were to customers in Korea and 15.9% were to customers in Taiwan. During fiscal year 2003, approximately 11.7% of our sales were to customers in foreign countries. Of the foreign sales, approximately 69.4% were to customers in Korea and 29.2% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.

Concentration of Risk

The Company had no accounts receivable as of December 31, 2004. One customer accounted for 100% of accounts receivable as of December 31, 2003. One customer accounted for 62.1% of sales for the year ended December 31, 2004 and 84.4% of sales for the year ended December 31, 2003. In 2004, this customer indicated that it did not expect to make further purchases until sometime in 2005. The loss of this customer in the future could significantly affect the Company’s operating results.

From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit. As of December 31, 2004, the Company had approximately $2,506,000 in excess of this limit.

Recent Accounting Pronouncements

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “ Inventory Costs, an amendment of ARB No. 43, Chapter 4, ” (“SFAS 151”) to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

The Company does not expect the adoption of SFAS 151 to have an impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS 123, and supersedes APB Opinion No. 25. SFAS 123(R) is effective beginning December 15, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS 123(R), which will result in additional compensation expense for remaining unvested stock options and will be affected by the number of future options granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets - an amendment of APB Opinion No 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.

NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 2004:

Raw materials	$51,047
Work-in-process	14,477
Finished goods	2,511

$68,035

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:

Office equipment	$38,164
Lab equipment	5,979

44,143
Less accumulated depreciation	(30,255)

$13,888

Depreciation expense totaled $8,483 for the year ended December 31, 2004.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

NOTE 4 – INTELLECTUAL PROPERTY

Intangible assets consist of the following as of December 31, 2004:

Purchased patent pending technology	$2,000,000

Accumulated amortization	(341,667)

$1,658,333

During each of the fiscal years ended December 31, 2004 and 2003, amortization expense totaled $100,000. The estimated amortization expense for the next five years is as follows:

Years Ending
2004	$100,000
2005	100,000
2006	100,000
2007	100,000
2008	100,000

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1). During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if either of the lawsuits is successful (see Note 6).

As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has entered into a two-year consulting contract with Dr. Chang, which required payments of $2,500 per month in consideration for services relating to the development of intellectual property and scientific consultations. The Company expensed $30,000 for consulting services in the year ended December 31, 2003. The contract expired in 2003. The Company has not paid any royalties to Dr. Chang to date.

NOTE 5 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2004 are as follows:

Deferred tax asset:
Net operating loss carryforward	$9,170,000
Expenses recognized for granting of options and warrants	672,000

Total gross deferred tax asset	9,842,000

Less valuation allowance	(9,842,000)

Net deferred tax asset	$—

The valuation allowance increased by approximately $1,052,000 and $1,148,000 during the years ended December 31, 2004 and 20023, respectively. No current provision for income taxes for the years ended December 31, 2004 and 2003 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

The provision for income taxes for fiscal 2004 and 2003 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2004	2003
Computed tax benefit at federal statutory rate	$(894,000)	$(976,000)
State income tax benefit, net of federal effect	(158,000)	(172,000)
Increase in valuation allowance	1,052,000	1,148,000
Other	800	800

	$800	$800

As of December 31, 2004 the Company had net operating loss carry forwards of approximately $23,430,000 and $11,715,000 for federal and state income tax reporting purposes, which expire at various dates through 2024 and 2014, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2004.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expires on July 31, 2005 and requires monthly lease payments of $6,373 over the remaining term of the lease. The lease is renewable for two one-year terms on the same terms and conditions, at the option of the Company. Future minimum commitments under this lease agreement are as follows:

Years Ending
December 31,
2005	$45,000

Rent expense was approximately $76,000 for each of the years ended December 31, 2004 and 2003.

Litigation

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying financial statements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

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

If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected (see Note 4), and its future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.

In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

Change in Control Severance Plan

On November 15, 2001, the board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director, who is also the Company’s Chief Executive Officer, who may become entitled to benefits under the plan did not participate in the deliberations or vote to approve the plan.

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

Consulting Agreements

The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During 2004 and 2003, the Company paid cash, stock and warrants to third parties under these agreements. See Note 9 for a summary of non-cash consulting agreements.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

Effective October 1, 1999, the Company entered into a one-year consulting agreement with its former president to review and analyze new technologies and supervise continued testing of existing products and such other services related to diagnostic technology as the Board of Directors may request for a monthly payment of not to exceed $4,800. The agreement was not renewed at expiration. The former president is now engaged on a month-to-month basis at $250 per hour, as needed. For the years ended December 31, 2004 and 2003, $161,536 and $104,519, respectively, were paid under the current terms, to this consultant.

Licensing Agreements

The Company has an agreement to pay royalty fees to JGT Management Services Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003, subject to acceptance by JGT. During 2004 and 2003 the Company paid or accrued $1,471 and $881, respectively, in connection with this agreement.

Indemnities and Guarantees

The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company also has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 7 – STOCK OPTIONS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted options to purchase 113,279 shares of the Company’s common stock under incentive stock option agreements in 2003, and granted options to purchase 159,091 shares of the Company’s common stock under non-qualified stock option agreements in 2003. No options were granted under the 1999 Plan in 2004. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, total compensation expense recognized for options issued to consultants during 2003 was $2,950. As of December 31, 2004, 1,509,370 options at an average exercise price of $2.34 per share were outstanding under the 1999 Plan. Due to the expiration of unexercised options in 2004, which under the terms of the 1999 Plan can be re-granted, the Company had 306,261 options available for grant under the 1999 Plan at December 31, 2004. As stated in Note 12, options to purchase 300,000 shares under the 1999 Plan were granted subsequent to December 31, 2004.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. Under the

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

terms of the 2002 Plan, the Company granted options to purchase 120,000 shares of the Company’s common stock under incentive stock option agreements in 2003, and granted options to purchase 160,000 shares of the Company’s common stock under non-qualified stock option agreements in 2003. No options were granted under the 2002 Plan in 2004. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. Pursuant to SFAS 123, there was no compensation expense recognized for options issued to consultants during 2003. As of December 31, 2004, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 1999 Plan. The Company had no options available for grant under the 2002 Plan at December 31, 2004.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, 251,300 options were granted under incentive stock option agreements to employees, and 1,143,700 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. During 2004, 5,000 options were granted under an incentive stock option agreement to one employee; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire 5 years after the date of issuance. During 2004, options to purchase 470,000 shares of common stock were granted under non-qualified stock option agreements to one employee/director and the other directors of the Company; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. In accordance with SFAS 123, the Company recognized $17,000 of non-cash consulting expense related to the options issued to the consultant in 2004. As of December 31, 2004, 1,870,000 options at an average exercise price of $1.15 per share were outstanding under the 2004 Plan. The Company had 530,000 options available for grant under the 2004 Plan at December 31, 2004.

The following is a status of the stock options outstanding at December 31, 2004 and 2003 and the changes during the years then ended:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	3,000,000	$1.51	2,676,630	$1.62

Granted	1,870,000	1.15	552,370	1.10
Exercised	(223,685)	(0.73)	—	—
Expired/forfeited	(328,130)	(0.68)	(229,000)	(1.87)

Outstanding and exercisable, end of year	4,318,185	$1.46	3,000,000	$1.51

Weighted average fair value of options granted		$0.61		$0.59

The following table summarizes information about stock options outstanding at December 31, 2004:

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

		Weighted
		Average
	Number of	Remaining
	Optioned	Contractual
Exercise Price	Shares	Life(Years)
$4.00	475,000	1.7
$2.39	50,000	2.4
$2.25	177,000	2.0
$2.00	25,000	0.3
$1.75	345,000	0.1
$1.23	1,395,000	4.2
$1.10	516,185	4.0
$1.00	165,000	0.8
$0.97	5,000	4.3
$0.93	470,000	4.8
$0.48	695,000	2.6

The fair value of each option granted during 2004 and 2003 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 137 percent and 159 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 1.5 percent and 1.3 percent, respectively, and (iv) expected lives of one year, respectively.

NOTE 8 – STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

During the year ended December 31, 2003, the Company issued warrants to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.40 per share. All of the warrants were exercised on October 15, 2003. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

During the year ended December 31, 2003, the Company issued warrants to purchase 4,115,620 shares of the Company’s common stock at exercise prices of $0.385 to $0.561 per share, with an average exercise price of $0.388. Of these warrants, warrants to purchase 3,575,141 common shares were issued to investors participating in the unit offering, warrants to purchase 340,479 common shares were issued to placement agents and warrants to purchase 200,000 shares of common stock were issued to two investors. Warrants to purchase 200,000 shares of common stock are exercisable through May 31, 2005 and the remaining warrants are exercisable through December 31, 2005. During 2003 investor warrants to purchase 3,369,659 shares of common stock and placement agent warrants to purchase 340,479 shares of common stock were exercised. These warrants were issued in connection with the Company’s convertible note offering in 2003. Accordingly, interest expense was recognized for these warrants in the accompanying statement of operations (see Note 9).

During the year ended December 31, 2003, the Company issued warrants to purchase 205,620 shares of the Company’s common stock at an exercise price of $1.58 per share. Of these warrants, warrants to purchase 171,350 common shares were issued to investors participating in this offering and warrants to purchase 34,270 common shares were issued to the placement agent. All of the warrants are vested and are exercisable through December 31, 2005. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

During January 2004, the Company issued warrants to purchase 1,588,380 shares of the Company’s common stock at an exercise price of $1.46 per share. Of these warrants, warrants to purchase 1,328,650 common shares were issued to investors participating in the unit offering and warrants to purchase 160,674 common shares were issued to placement agents. All of the warrants are vested and are exercisable through December 31, 2006. These warrants were issued in connection with the Company’s unit offering in January 2004 and the shares of the Company’s common stock issuable upon exercise of the warrants, including those issued to the placement agent, were registered with the Securities and Exchange Commission on Form S-3, which registration statement became effective on February 11, 2004 (see Note 9). As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

On August 16, 2004, the board of directors authorized the issuance of warrants to purchase 750,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from August 16, 2004 through December 31, 2004. Warrants to purchase 250,000 common shares are exercisable at each of $0.94, $0.99, and $1.09 per share, respectively. The warrants were valued at $152,500 using the Black-Scholes pricing method, which amount was charged to general and administrative expense in 2004.

On August 18, 2004, the board of directors authorized the issuance of warrants to purchase 100,000 shares of common stock and made a cash payment of $15,000 to Sargon Capital, Inc., a consultant, for investor public relations services to be provided from August 18, 2004 through January 17, 2005. The warrants are exercisable at $0.92 per share. The warrants were valued at $24,000 using the Black-Scholes pricing method, which amount was charged to general and administrative expense in 2004.

During December 2004, the Company issued warrants to purchase 1,767,415 shares of the Company’s common stock at an exercise price of $1.17. Of these warrants, warrants to purchase 1,606,741 common shares were issued to investors participating in the unit offering and warrants to purchase 160,674 common shares were issued to placement agents. The warrants are exercisable through December 31, 2008. These warrants were issued in connection with the Company’s unit offering in December 2004 and the shares of the Company’s common stock issuable upon exercise of the warrants, including those issued to the placement agents, were registered with the Securities and Exchange Commission on Form S-3, which registration statement became effective on January 13, 2005 (see Note 9). As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations.

The fair value of each warrant granted during 2004 and 2003 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 140 percent and 94 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 1.9 percent and 1.3 percent, respectively, and (iv) expected life of one year and three months, respectively.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

The following represents a summary of the warrants outstanding at December 31, 2004 and 2003 and changes during the years then ended:

	2004		2003
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	754,908	$0.77	668,806	$1.99

Granted	4,205,795	1.24	4,326,240	0.45
Expired/forfeited	(143,806)	(0.68)	(500,000)	(2.45)
Exercised	—	—	(3,740,138)	(0.39)

Outstanding and exercisable, end of year	4,816,897	$1.19	754,908	$0.77

Weighted average fair value of warrants granted		$0.63		$0.42

The following table summarizes information about warrants outstanding at December 31, 2004:

		Weighted
		Average
	Number of	Remaining
	Warranted	Contractual
Exercise Price	Shares	Life(Years)
$1.58	205,620	1.0
$1.46	1,588,380	2.0
$1.17	1,767,415	4.0
$1.09	250,000	2.6
$0.99	250,000	2.6
$0.94	250,000	2.6
$0.92	100,000	2.6
$0.39	205,482	2.0
$0.39	200,000	1.4

The outstanding warrants at December 31, 2004 are held by consultants and other service providers, stockholders, and former noteholders.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the periods presented, the Company had no shares of preferred stock outstanding.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

Common Stock

Cash Financing Activities

On March 21, 2003, the board of directors authorized the sale of units consisting of unsecured convertible notes and warrants to purchase common stock, at or above the market price of the common stock to accredited and non-U.S. investors only, in a private placement (“2003 Offering No. 1”). Under the terms of the offering, investors received one unit for each $1,000 invested. Each unit generally consisted of a $1,000 principal amount 5% convertible promissory note due June 30, 2003, generally convertible into 2,598 shares of the Company’s common stock plus a warrant to purchase 2,598 shares of the Company’s common stock at an exercise price of $0.385 each, expiring on December 31, 2005. The notes were generally automatically converted into common shares upon the approval of the listing of the shares issuable on conversion of the notes by the American Stock Exchange. The Company raised $1,321,000 in gross proceeds from the initial sale of the units. See below for details of associated costs. During the year ended December 31, 2003 the Company received approximately $1,308,000 in gross proceeds from investors upon the exercise of the warrants included in the units to purchase 3,369,659 shares of common stock. The Company paid a cash commission of 10% of the proceeds of warrant exercises to the placement agents. In addition, during the year ended December 31, 2003 the Company received approximately $132,000 from the placement agents upon the exercise of warrants for 340,479 shares of common stock, on which no commissions were paid. Included in the actual number of warrants issued to each investor was a 5% bonus of warrants to purchase an aggregate of 170,234 shares, which bonus warrants the Company was contractually obligated to issue because the registration statement for the shares issued on conversion of the notes and issuable upon exercise of the warrants did not become effective prior to July 1, 2003. During 2003, all of the convertible notes were converted into 3,415,603 shares of the Company’s common stock, including 10,424 shares related to the approximately $4,000 of interest earned on the notes.

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

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

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

On July 17, 2003 the board of directors authorized a Regulation S offering of up to 1,100,000 shares of common stock (“2003 Offering No. 2”) at a price of $0.70 per share, or $770,000 of 5% convertible notes, convertible into common shares at $0.70 per share, and the payment of commissions of 10% of the sales price in cash, non-accountable expenses of 3% of the sales price, plus shares of common stock equal to 10% of the shares sold in 2003 Offering No. 2. Under the terms of the offering, the notes automatically converted to common shares on the attainment of certain market share prices, but no later than August 31, 2004. On August 13, 2003, the Company received gross proceeds of $105,000 from one investor in respect of the issuance of a convertible note of equal amount. On August 27, 2003, the convertible note automatically converted into 150,000 shares of common stock. Due to the fact that the conversion price of the note payable was less than the fair market value of the underlying common stock on the date of issuance, the company recorded imputed interest expense of $105,000 which is included in interest expense in the accompanying statements of operations. On September 9, 2003, the Company received an additional subscription representing gross proceeds of $665,000 under 2003 Offering No. 2. The Company and the investor agreed that the terms of the offering with respect to such investor would be amended so as to treat the investment as a direct subscription of 950,000 shares of common stock rather than a convertible note.

In connection with 2003 Offering No. 2, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., as placement agent, and paid total cash compensation of 13% of funds raised plus issued 110,000 common shares to Gestibroker. The Company incurred approximately $43,000 of issuance costs related to issuance of the convertible notes on August 13, 2003. Of these costs approximately $19,000 was paid in cash to the placement agent (see above) and other service providers, and the remaining $24,000 was based on the estimated fair market value of the 15,000 shares of common stock granted to the placement agent (see above). The Company recognized approximately $2,000 of these issuance costs as interest expense based on the original amortization period of the note, and transferred approximately $41,000 to additional paid-in capital, representing the unamortized debt issuance costs associated with the converted notes, as the note was converted prior to their maturity dates. On September 9, 2003, the Company incurred approximately $120,000 in cash issuance costs related to issuance of the common shares. The Company charged these issuance costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.

On August 21, 2003, the stockholders of the Company authorized the issuance of 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. Pursuant to stockholder authorization, on September 24, 2003, the board of directors authorized a Regulation S offering for the sale of units consisting of up to 3,000,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance and 1,500,000 warrants to purchase common stock (“2003 Offering No. 3”), to accredited and non-U.S. investors only, in a private placement. Under the terms of 2003 Offering No. 3, investors receive warrants to purchase a number of shares of common stock equal to one-half (1/2) of the total number of shares purchased in the offering. The warrants are exercisable at $1.58 per share, equal to 110% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the ten (10) consecutive trading days immediately prior to and including October 31, 2003. Each warrant will become exercisable beginning ninety (90) days after the effective date of a registration statement covering the resale of the shares issuable upon exercise of the warrants, and will remain

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

exercisable until December 31, 2005. On October 24, 2003 the Company received $375,000 in gross proceeds from the initial sale of the units in 2003 Offering No. 3. The Company issued 342,700 common shares and issued a warrant to purchase 171,350 additional common shares.

In connection with 2003 Offering No. 3, the Company utilized the services of Gestibroker Consulting and Financial Management S.A. and agreed to pay a total cash compensation of 13% of funds raised plus issue to Gestibroker warrants to purchase common shares equal to 10% of the aggregate number of shares of common stock issued. The Company paid $48,750 in fees to its placement agent in respect of the proceeds received and issued to the placement agent a warrant to purchase 34,270 shares of common stock at $1.58.

The Company incurred legal costs of approximately $17,500 in the fourth quarter of 2003 related to an offering which closed in January 2004 (see below). The Company charged these issuance costs to additional paid-in capital in December 2003, since the transaction in January 2004 was a purchase of shares of common stock.

The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register 1,858,320 shares of the Company’s common stock consisting of (i) the 150,000 common shares issued upon conversion of the notes, (ii) the 950,000 common shares issued directly upon subscription and (iii) the 110,000 common shares issued to the placement agent, all in connection with 2003 Offering No. 2 and (iv) the 342,700 shares purchased by the investor, (v) the shares underlying the warrants to purchase 171,350 common shares issued to the investor and (vi) the shares underlying the warrants to purchase 34,270 common shares issued to the placement agent, all in connection with 2003 Offering No. 3, and (vii) the 100,000 shares of common stock issued to First London Finance on October 29, 2003. The registration statement was declared effective on December 3, 2003.

On January 8, 2004, the Company closed an offering (“2004 Offering No. 1”) to accredited investors only of an aggregate of 2,657,300 shares of common stock at $0.80 per share and warrants to purchase 1,328,650 shares of common stock at an exercise price of $1.46 per share, exercisable on or after April 7, 2004 and expiring December 31, 2006. 2004 Offering No. 1 was part of the 3,000,000 share offering approved by the stockholders on August 21, 2003, which permitted the Company to sell shares at a discount of 25% from the current market price. The Company received $2,125,840 in gross proceeds. In connection with this 2004 Offering No. 1, the Company utilized the services of Gestibroker Consulting and Financial Management S.A., a Swiss corporation, and paid total cash compensation of $270,119 and issued warrants to purchase 259,730 common shares at an exercise price of $1.46 per share, expiring December 31, 2006. In addition to the legal costs of approximately $17,500 incurred by the Company in the fourth quarter of 2003 (see above), the Company incurred additional legal and other costs totaling $25,647 in connection with 2004 Offering No. 1. The Company charged all of these costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.

The Securities and Exchange Commission declared the Company’s Form S-3 registration statement effective on February 11, 2004 registering 4,245,680 shares of the Company’s common stock consisting of the shares issued to the investors in 2004 Offering No. 1 and the shares issuable upon exercise of the related warrants, including those issued to the placement agent.

On September 27, 2004, the stockholders of the Company authorized the issuance of 6,500,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. Pursuant to stockholder authorization, on September 24, 2003, the board of directors authorized Regulation S and Regulation D companion offerings (“2004 Offering No. 2”) for the sale of up to 6,500,000 units consisting of one share of common stock at a discount of up to 25% below the current market price at the time of issuance and a warrant to purchase one share of common stock (a “unit”), to accredited and non-U.S. investors only, in a private placement. The shares were sold at $0.77 representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to each of two closing dates. The Company received a total of $1,237,190 in gross proceeds in the two closings, which closings took place on December 6 and December 16, 2004, in exchange for 1,606,741 units. Under the terms of 2004 Offering No. 2, investors receive warrants to purchase a number of shares of common stock equal to the total number of shares purchased in the offering. The warrants are exercisable at $1.17 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

trading days immediately prior to the closings. Each warrant became exercisable on January 13, 2005, the effective date of a registration statement covering the resale of the shares issuable upon exercise of the warrants, and remains exercisable until December 31, 2008.

In connection with 2004 Offering No. 2, the Company utilized the services of Galileo Asset Management, S.A., a Swiss corporation, and paid total cash compensation of $160,835 and issued warrants to purchase 160,674 common shares at an exercise price of $1.17 per share, expiring December 31, 2008. In addition, the Company incurred additional legal and other costs totaling $35,888 in connection with 2004 Offering No. 2. The Company charged all of these costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.

The Securities and Exchange Commission declared the Company’s Form S-3 registration statement effective on January 13, 2005 to register 4,374,156 shares of the Company’s common stock consisting of (i) the total of 3,374,156 shares issued to the investors in 2004 Offering No. 2 and the shares issuable upon exercise of the related warrants, including those issued to the placement agent; (ii) the 750,000 shares issuable upon exercise of the warrants granted to Boston Financial Partners in August 2004 (see Note 8); and (iii) 250,000 of the shares issued to Boston Financial Partners in March 2004 (see Non-Cash Financing Activities below).

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

The value of the 100,000 shares was included in stock issuance costs for the year ended December 31, 2003. There was no underwriter involved in this issuance.

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

On September 15, 2003, the board of directors authorized the issuance of 130,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services, and the Company issued the shares on September 29, 2003. The shares were valued at $182,375 based upon the trading price of the common stock on September 16, 2003, the date of signing of the agreement. The services were performed during the two-month period of September and October 2003, and accordingly, the $182,375 was recorded to general and administrative expense over such period. There was no underwriter involved in this issuance.

AMDL, INC.

NOTES TO FINANCIAL STATEMENTS

For The Years Ended December 31, 2004 and 2003

On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from March 18, 2004 through July 31, 2004, and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date and this amount was charged to general and administrative expense in the year ended December 31, 2004. There was no underwriter involved in this issuance.

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:

	2004	2003
Numerator for basic and diluted earnings per share Net loss available to common stockholders	$(2,629,361)	$(2,873,695)

Denominator for basic and diluted earnings per share Weighted average shares	21,829,371	12,693,847

Basic and diluted loss per share	$(0.12)	$(0.23)

NOTE 11 – RELATED PARTY TRANSACTIONS

On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased kits at a total cost of $9,400 and $12,350 during 2004 and 2003, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On January 31, 2005, the Company entered into a three year employment agreement with the President and Chief Executive Officer at a base compensation of $400,000 per year. Under the employment agreement, the officer also received non-qualified stock options to purchase 300,000 shares of the Company’s common stock, under its 1999 Stock Option Plan exercisable at $.0.83 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

Part III

Item 9. Directors and Executive Officers of the Registrant.

     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

		Year First
Name	Age	Elected	Position
William M. Thompson III, M.D.	76	1989	Chairman of the board of directors

Gary L. Dreher	58	1999	President, Chief Executive Officer, Secretary and Director

Douglas C. MacLellan	49	1992	Director

Edward R. Arquilla, M.D., Ph.D.	82	1997	Director

Marvin E. Rosenthale, Ph.D.	71	2002	Director

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

     Mr. MacLellan is a member of the board of directors and chairman of the audit and governance committees of the Company. Mr. MacLellan is currently Chairman and CEO of Broadband Access MarketSpace, Ltd, a China-Centric IT firm marketing products under the Zinc Networks brands since June 2002. Mr. MacLellan is also currently President and CEO of the MacLellan Group, Inc. a privately held business incubator and financial advisory firm since May 1992. Mr. MacLellan is also currently Vice-Chairman of the Board of AXM Pharma, Inc. (AMEX:AXJ) and its predecessors, since October 2000. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation) a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and Investment Committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a Principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

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

Board of Directors Meetings and Committees

     During the fiscal year ended December 31, 2004, there were eight meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has established a compensation committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The compensation committee reviews and recommends to the board of directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The board of directors has also established an audit committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditors’ report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. The Board has established a governance committee consisting of Mr. MacLellan, Dr. Rosenthale, and Dr. Thompson. The governance committee makes recommendations on board nominees and reviews management’s performance. Dr. Thompson serves as the Chairman of the compensation committee. Mr. MacLellan serves as the Chairman of the audit and governance committees. Mr. MacLellan serves as the financial expert on the Company’s audit committee.

     Our executive officer who is not also a director is as follows:

     Arthur S. Rosten, Age 57, Chief Financial Officer. Mr. Rosten joined us as our Chief Financial Officer in December 2001. During the previous eight years, Mr. Rosten served in various senior financial executive positions with American Purification, Inc., SDI Capital Resources, Inc. and Le Group Equus, all in Newport Beach, California. Earlier in his career, Mr. Rosten was a principal shareholder, President and Chief Financial Officer of Asyst Data Group. From 1971 to 1991, Mr. Rosten was practicing as a Certified Public Accountant in the US and Europe with Spicer & Oppenheim International, Ltd. and as a Chartered Accountant in Canada. He is a licensed CPA in California and a Chartered Accountant in Canada. Mr. Rosten received his Degree of Accountancy (Post Bachelor) in 1971 and a Bachelor of Science (with honors) in 1969 from McGill University, Montreal, Canada.

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

     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2004 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

					Long-Term
	Annual Compensation				Compensation
				Other	Common Shares
				Awards	Underlying Options	All Other
Name and Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Granted (#)	Compensation ($)
Gary L. Dreher,	2004	$373,750(1)	-0-	$18,000(2)	950,000	-0-
President and CEO	2003	$330,000(1)	-0-	$17,856(2)	245,000	-0-
	2002	$325,000(1)	-0-	$28,893(2)	450,000	-0-

Arthur S. Rosten,	2004	$175,000(3)	$8,000	-0-	75,000	-0-
Chief Financial Officer	2003	$175,000(3)	$8,000	-0-	70,000	-0-
	2002	$162,240(3)	-0-	-0-	79,000	-0-

(1)	Effective March 1, 2002, Mr. Dreher’s compensation was raised from $300,000 to $330,000 per annum. Effective May, 1, 2004 Mr. Dreher’s compensation was raised to $400,000 per annum.

(2)	The 2004 amount represents $4,644 for golf membership dues, $9,000 for a car allowance and $4,356 for life insurance. The 2003 amount represents $4,500 for golf membership dues, $9,000 for a car allowance and $4,356 for life insurance. The 2002 amount represents an additional payment of $8,880 in respect of taxes on the 2001 purchase of the golf club membership, $8,835 for golf membership dues and other items, $9,000 for a car allowance and $2,178 for life insurance.

(3)	On December 1, 2001, Mr. Rosten became our Chief Financial Officer on a part-time basis at a monthly salary of $7,291. Effective March 1, 2002, Mr. Rosten began serving on a full-time basis at an annual salary of $175,000.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

		% of Total Options
	Number of Securities	Granted to
	Underlying Options	Employees in Fiscal	Exercise or Base
Name	Granted	Year (3)	Price ($/Sh)	Expiration Date
Gary L. Dreher, President and CEO	950,000(1)	84.4%	(1)	(1)

Arthur S. Rosten, Chief Financial Officer	75,000(2)	6.7%	(2)	(2)

(1)	Includes 81,300 options granted as incentive stock options and 618,700 options granted as non-qualified stock options under our 2004 stock option plan all exercisable at $1.23 per share and expiring on February 23, 2009 and 250,000 options granted as non-qualified stock options under our 2004 stock option plan exercisable at $0.93 per share and expiring on October 7, 2009. All of these options are fully vested and became exercisable on the date of grant.

(2)	Includes 70,000 options granted as incentive stock options under our 2004 stock option plan exercisable at $1.23 per share and expiring on February 23, 2009 and 5,000 options granted as incentive stock options under our 2004 stock option plan exercisable at $0.97 per share and expiring on April 16, 2009. All of these options are fully vested and became exercisable on the date of grant.

(3)	Based on an aggregate of 1,125,000 options granted to employees in fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities
	Shares		Underlying Unexercised	Value of Unexercised In-the-Money
	Acquired on		Options at FY-End (#)	Options at FY-End ($)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexerciseable	Exercisable/Unexercisable (1)
Gary Dreher, President and CEO	0	0	2,395,000 / 0	$105,000/0

Arthur S. Rosten, Chief Financial Officer	0	0	224,000 / 0	$22,500/0

(1)	Based on a price of $0.78 per share, the closing price as reported on the American Stock Exchange on December 31, 2004.

Director Compensation

     Certain members of our board of directors received cash compensation for their services in 2004 on committees at the rate of $2,000 per month through April 30, 2004 and $3,000 per month beginning in May 2004. As Chairman of our compensation committee through April 30, 2004 and as chairman of our governance and audit committees, Douglas MacLellan received an additional $1,000 per month through April 30, 2004 and an additional $2,000 per month beginning May 1, 2004 and as Chairman of our compensation committee, Dr. William Thompson received an additional $2,000 per month beginning May 1, 2004.

Employment Agreements

On November 23, 1999, we entered into an employment agreement with Mr. Dreher. The agreement, which has a term of five years, provided for an annual base salary of $222,000 effective January 1, 2000, which expired in 2004. On January 31, 2005, the Company entered into a new approximate three year employment agreement with Mr. Dreher at his then base salary of $400,000 per annum. In addition to the same benefits provided under the prior agreement, Mr. Dreher’s employment agreement provides a severance benefit if he is terminated without cause that will provide him with a salary continuation for the greater of one year after termination or the remaining term of the agreement. In connection with his employment agreement, Mr. Dreher was also granted non-qualified stock options to purchase 300,000 shares of our common stock at $0.83, expiring June 30, 2009.

Change in Control Severance Pay Plan

     On November 15, 2001, our board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director who is also our Chief Executive Officer may become entitled to benefits under the plan did not participate in the deliberations or the vote to approve the plan.

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

     Stock Options. The Company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the Company. During 2004, options to purchase an aggregate of 1,870,000 shares were granted to executives, directors and consultants of the Company.

     CEO Compensation. Mr. Dreher’s salary for fiscal 2004 was $373,750 in accordance with the terms of his employment agreement with the Company. Pursuant to the Compensation Committee’s recommendation, on January 31, 2005, the Company entered into a new three-year employment agreement with Mr. Dreher at a base salary of $400,000 per year and granted him options to purchase 300,000 shares of common stock at $0.83 each. On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.

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

William M. Thompson III, M.D.
Douglas C. MacLellan
Edward R. Arquilla, M.D., Ph.D.

COMPENSATION COMMITTEE

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the beneficial ownership of our shares of common stock as of March 22, 2005 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

			Percentage
Name and Address(1)	Number of Shares		Owned
Gary L. Dreher	4,405,500	(2)	17.0%

William M. Thompson III, M.D.	455,191	(3)	1.9%
408 Town Square Lane Huntington Beach, CA 92648

Douglas C. MacLellan	335,500	(4)	1.4%
8324 Delgany Avenue Playa del Rey, CA 90293

Edward R. Arquilla, M.D., Ph.D.	344,820	(5)	1.5%
Department of Pathology University of California – Irvine Irvine, CA 92697

Marvin E. Rosenthale, Ph.D.	225,000	(6)	*
6908 Queenferry Circle Boca Raton, FL 33496

Arthur S. Rosten	224,000	(7)	*

Chinese Universal Technologies Co., Ltd.	2,000,000	(8)	8.5%
7F-3B1, 61 SEC GUN GYI Road 403 Taichuna, Taiwan

Boston Financial Partners, Inc.	1,323,095	(9)	5.4%
601 Edgewater Drive. Suite 195 Wakefield, Massachusetts 01880

All Directors and Officers	5,990,011		21.8%
as a group (6 persons)

* Less than 1.0%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 350,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 300,000 shares of common stock issuable upon the exercise of options at $0.83 per share, 250,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 100,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 245,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 700,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 100,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 350,000 shares of common stock issuable upon the exercise of options at $4.00 per share. Also includes 2,000,000 shares of common stock for which Mr. Dreher serves as a voting co-trustee (see footnote (8) below) of which he disclaims beneficial ownership.

(3)	Includes, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share.

(4)	Includes, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share.

(5)	Includes, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 20,000 shares of common stock issuable upon the exercise of options at $1.00 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share.

(6)	Includes 35,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10, per share, 100,000 shares of common stock issuable upon the exercise of options at $1.23 per share, and 50,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.39 per share.

(7)	Includes 75,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 5,000 shares of common stock issuable upon the exercise of options at $0.97 per share, 70,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 70,000 shares of common stock issuable upon the exercise of options at $1.23 per share, and 4,000 shares of common stock issuable upon the exercise of options at $2.25 per share.

(8)	The Company believes that one or more individuals may be deemed to share beneficial ownership in these shares due to their control of Chinese Universal Technologies Co., Ltd. The Company is unable to ascertain who those individuals or entities might be. These same 2,000,000 shares of common stock are subject to a Voting Trust Agreement dated as of December 14, 2000 pursuant to which Dr. Fong-Lin Huang and Gary L. Dreher serve as voting co-trustees. The Voting Trust Agreement provides that during its 10 year term, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor shall always, in any election of directors, vote in favor of one nominee of Chinese Universal Technologies Co., Ltd., and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor (or opposed or in abstention) with regard to all such matters, otherwise such vote shall not be counted as having been voted on a proposal, except that the vote or proxy of only one trustee shall be required to count the shares as present for purposes of establishing a quorum.

(9)	According to a Schedule 13G filed on January 5, 2005 which includes 946,875 shares of common stock issuable upon exercise of warrants. (Note: this was incorrectly reported as 5.8% on the Schedule 13G).

Item 12. Certain Relationships and Related Transactions.

     On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased DR-70® kits at a total cost of $9,400 and $12,350 during the years ended December 31, 2004 and 2003, respectively.

Item 13. Exhibits.

Exhibit No.
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

Exhibit No.
10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

10.36	The Company’s 2004 Stock Option Plan (15)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

21.1	Subsidiaries of the small business issuer

Not Applicable.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.

Item 14. Principal Accountant Fees and Services

     The Audit Committee, which is composed entirely of independent directors, has selected Corbin & Company LLP as independent accountants to audit our books, records and accounts for the year 2004. Corbin & Company LLP previously audited our financial statements during the fiscal year ended December 31, 2003.

Audit and Non-Audit Fees

     Aggregate fees for professional services rendered to the Company by Corbin & Company LLP for the years ended December 31, 2004 and 2003 were as follows:

Services Provided	2004	2003
Audit Fees	$38,000	$43,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$18,050	$50,605

Total	$56,050	$93,605

     Audit Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

     Audit Related Fees. There were no fees billed for the years ended December 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

     Tax Fees. There were no fees billed for the years ended December 31, 2004 and 2003 for professional services related to tax compliance, tax advice and tax planning.

     All Other Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3).

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Corbin & Company, LLP and the estimated fees related to these services.

SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, INC.

Dated: March 30, 2005	By	/s/ Gary L Dreher

Gary L. Dreher
President and Chief Executive Officer

Dated: March 30, 2005	By:	/s/ Arthur S. Rosten

Arthur S. Rosten,
Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Gary L. Dreher	President and Chief Executive Officer and Director (principal	March 30, 2005
executive officer)
Gary L. Dreher

Chief Financial Officer
/s/ Arthur S. Rosten	(principal financial and	March 30, 2005
accounting officer)
Arthur S. Rosten

/s/ William M. Thompson		March 30, 2005
Chairman of the Board
William M. Thompson III, M.D.

/s/ Edward R. Arquilla		March 30, 2005
Director
Edward R. Arquilla, M.D.

/s/ Douglas C. MacLellan		March 30, 2005
Director
Douglas C. MacLellan

/s/ Marvin E. Rosenthale		March 30, 2005
Director
Marvin E. Rosenthale

Exhibit Index

Exhibit No.
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

10.36	The Company’s 2004 Stock Option Plan (15)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

21.1	Subsidiaries of the small business issuer

Not Applicable.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.