Form 10QSB
period 2005-03-31
AMDL INC
filed 2005-05-12
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑            No ☐

     As of May 10, 2005 the Company had 23,799,489 shares of its $.001 par value common stock issued and outstanding.

PAGE
PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements

Balance Sheet at March 31, 2005 (unaudited)	2

Unaudited Statements of Operations for the three months ended March 31, 2005 and 2004	3

Unaudited Statements of Cash Flows for the three months ended March 31, 2005 and 2004	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis	13

Item 3. Controls and Procedures	16

PART II — OTHER INFORMATION	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMDL, INC.

BALANCE SHEET

ASSETS

March 31,
2005
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,105,721
Accounts receivable	1,600
Inventories	79,593
Prepaid expenses and other current assets	31,090

Total current assets	2,218,004

Intellectual property, net	1,633,333
Equipment, net	17,753
Other assets	5,757

$3,874,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$98,141
Accrued payroll and related expenses	90,973

Total current liabilities	189,114

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,499,489 shares issued and outstanding	23,499
Additional paid in capital	30,382,929
Prepaid consulting	(4,667)
Accumulated deficit	(26,716,028)

Total stockholders’ equity	3,685,733

$3,874,847

     See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net revenues	$22,875	$124,503

Cost of sales	4,828	56,399

Gross profit	18,047	68,104

Operating expenses:
Research and development	81,444	82,875
General and administrative	500,957	554,134

	582,401	637,009

Loss from operations	(564,354)	(568,905)

Other income:
Interest income	9,376	4,649

Net loss	$(554,978)	$(564,256)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	23,499,489	21,300,144

See accompanying notes to condensed financial statements.

AMDL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(554,978)	$(564,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,710	27,497
Fair market value of common stock issued for services	—	27,483
Fair market value of options and warrants issued for services	2,333	17,000
Changes in operating assets and liabilities:
Accounts receivable	(1,600)	40,204
Inventories	(11,558)	1,363
Prepaid expenses and other current assets	21,111	11,503
Accounts payable and accrued expenses	14,380	(39,909)
Accrued payroll and related expenses	9,361	3,518

Net cash used in operating activities	(494,241)	(475,597)

Cash flows used in investing activities:
Purchase of equipment	(5,575)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $295,766 in 2004	—	1,830,074
Proceeds from exercise of stock options	—	119,803

Net cash provided by financing activities	—	1,949,877

Net change in cash and cash equivalents	(499,816)	1,474,280

Cash and cash equivalents at beginning of period	2,605,537	1,708,886

Cash and cash equivalents at end of period	$2,105,721	$3,183,166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

NOTE 1 – MANAGEMENT’S REPRESENTATION

The financial statements included herein have been prepared by AMDL, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

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

Advertising

The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the three months ended March 31, 2005 or 2004.

Research and Development

Internal research and development costs are expensed as incurred. Third party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

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

Intangible Assets

The Company has expended funds for patents that are in various stages of the filing approval process. During the three months ended March 31, 2005 and 2004, the Company expended approximately $5,554 and $5,178, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $25,000 for each of the three month periods ended March 31, 2005 and 2004.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at March 31, 2005. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

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

At March 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 3. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for each of the three month periods ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005		2004
Net loss as reported	$	$(554,978)	$	$(564,256)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects		(72,000)		(931,600)

Pro forma net loss	$	$(626,978)	$	$(1,495,856)

Basic and diluted loss per share – as reported	$	$(0.02)	$	$(0.03)

Basic and diluted loss per share – pro forma	$	$(0.03)	$	$(0.07)

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 507,777 and 1,021,807 for the three months ended March 31, 2005 and 2004, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

during the reporting period. Significant estimates made by management are, among others, realization of accounts receivable and inventories, recoverability of long-lived assets, determination of useful lives of intangibles and valuation of deferred tax assets. Actual results could differ from those estimates.

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

Segments of an Enterprise and Related Information

During the three months ended March 31, 2005, approximately 87.8% of our sales were to customers in foreign countries. Of the foreign sales, approximately 82.4% were to customers in Korea and 17.6% were to customers in Taiwan. During the three months ended March 31, 2004, approximately 8.5% of our sales were to customers in foreign countries. Of the foreign sales, approximately 77.9% were to customers in Korea and 22.1% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.

Concentration of Risk

One domestic customer accounted for 100% of accounts receivable as of March 31, 2005. One foreign customer accounted for 72.4% of sales for the three months ended March 31, 2005. Generally, all sales are prepaid. One domestic customer accounted for approximately 99.3% of accounts receivable as of March 31, 2004. The same customer accounted for 90.0% of sales for the three months ended March 31, 2004. The loss of this customer in the future could significantly affect the Company’s operating results. Sales to this customer are exclusively OEM products and no DR-70® kits. In 2004, this customer indicated that it does not expect to make further purchases until some time in 2005.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of March 31, 2005, the Company had approximately $2,042,000 in excess of this limit.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS 151 is effective for fiscal years

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have an impact on its financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.

NOTE 3 – STOCK OPTIONS AND WARRANTS

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted non-qualified options to purchase 300,000 shares of the Company’s common stock during the three months ended March 31, 2005, expiring on June 30, 2009. As of March 31, 2005, 1,464,370 options at an average exercise price of $2.17 per share were outstanding under the 1999 Plan. The Company had 351,261 options available for grant under the 1999 Plan at March 31, 2005.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted under the 2002 Plan during the three months ended March 31, 2005. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of March 31, 2005, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 1999 Plan. The Company had no options available for grant under the 2002 Plan at March 31, 2005.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. No options were granted under the 2004 Plan during the three months ended March 31, 2005. As of December 31, 2004, 1,870,000 options at an average exercise price of $1.15 per share were outstanding under the 2004 Plan. The Company had 530,000 options available for grant under the 2004 Plan at March 31, 2005.

On February 17, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method. Of this amount, $2,333 was charged to general and administrative expense in the three months ended March 31, 2005 and the balance of $4,667 will be charged to general and administrative expense in the second quarter of 2005.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

AMDL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Periods Ended March 31, 2005 and 2004

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

NOTE 5 – SUBSEQUENT EVENTS

Non-Cash Financing Activities

On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April, 11, 2005 through October 31, 2005, and the Company issued the shares on April 11, 2005. The shares were valued at $204,000 based on the trading price of the common stock on such date and this amount will be charged to general and administrative expense over the contract period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Total assets decreased to $3,874,847 at March 31, 2005 from $4,403,751 at December 31, 2004. The decrease is a result of cash used in operating activities.

Our total outstanding current liabilities increased to $189,114 at March 31, 2005 as compared to $165,373 at December 31, 2004. The increase resulted from the increase in general accounts payable and accrued vacation pay.

From December 31, 2004 to March 31, 2005, our cash and cash equivalents decreased by $499,816, primarily as a result of cash used in operating activities. As of May 10, 2005, cash is being depleted at the rate of approximately $180,000 per month, including expected costs related to (i) the application for approval of DR-70® by the FDA and (ii) litigation with AcuVector and the University of Alberta. As of May 10, 2005, our cash on hand was approximately $1,886,000. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not conduct any full scale clinical trials, and (iii) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through March 2006.

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

Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenue. During the three months ended March 31, 2005, the Company generated $22,875 from product sales compared to revenues from product sales for the three months ended March 31, 2004 of $124,503, a decrease of $101,628 or 81.6%. The decrease is due to the lack of orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the three months ended March 31, 2005 were $2,400 compared to $112,789 for the prior year period, a decrease of $110,389, or 97.9%. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the three months ended March 31, 2005 were $20,475 compared to $11,714 for the three months ended March 31, 2004, an increase of $8,761, or 74.8%. Domestic customers accounted for $400, or 2.0%, and foreign customers accounted for $20,075, or 98.0%, of the DR-70® revenues in the three months ended March 31, 2005. Domestic customers accounted for $1,089, or 9.3%, and foreign customers accounted for $10,625, or 90.7%, of the DR-70® revenues in the three months ended March 31, 2004.

The continued low level of DR-70® sales is disappointing to management of the Company. Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not concluded any material new distribution agreements.

During the balance of 2005, we expect sales of OEM products to be at the same level as experienced for the three months ended March 31, 2005. Assuming FDA approval of DR-70® in 2005, we expect sales of DR-70® to increase in 2005, but any such increase in sales is not expected to impact significantly our operating results for 2005. These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the three months ended March 31, 2005 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Gross Profit. Gross profit on product sales decreased by $50,057 or 73.5% to $18,047 for the three months ended March 31, 2005, compared to $68,104 for the period ended March 31, 2004. The decrease in gross profit was due to a decrease in OEM product sales offset by an increase in DR-70® sales. The Company’s gross profit percentage was 78.9% for the three months ended March 31, 2005 as compared to 54.7% for the prior year period. The increase is primarily due to the relative changes in product sales mix.

Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2005 to be at levels similar to that of the three months ended March 31, 2005, although gross profit from product sales does not significantly cover the current level of general and administrative expenses. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2005. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

Research and Development. Research and development expenses for the three months ended March 31, 2005 were $81,444 as compared to $82,875 for the three months ended March 31, 2004. There were no material changes in the components of research and development expenses.

General and Administrative Expenses. General and administrative expenses decreased by $53,177 to $500,957 for the three months ended March 31, 2005 as compared to the $554,134 reported for the three months ended March 31, 2004 due mainly to net decreases in: (i) legal costs of $24,321, primarily related to the AcuVector and University of Alberta actions; (ii) consulting fees of $41,516; (iii) stock exchange fees of $23,205; offset by (iv) an overall increase of approximately $29,700 in payroll and other compensation costs; and (v) an increase in director’s compensation of $21,000. The significant components of general and administrative expenses for the three months ended March 31, 2005 primarily consist of payroll, taxes and benefits; directors fees; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income. Interest income for the three months ended March 31, 2005 was $9,376, as compared to $4,649 for the three months ended March 31, 2004. The increase of $4,727 is due to the significantly higher average cash balance maintained by the Company during the three months ended March 31, 2005 as a result of fundraising activities.

Net Loss and Loss from Operations. As a result of the above, in the three months ended March 31, 2005, the Company’s net loss was $554,978 or $(0.02) per share compared to a net loss of $564,256 or $(0.03) per share for the same period in the prior year.

Assets and Liabilities

At March 31, 2005, the Company had total assets of $3,874,847 compared to total assets of $4,403,751 at December 31, 2004. Cash and cash equivalents was $2,105,721 as of March 31, 2005, a decrease of $499,816 (19.2%) from the $2,605,537 cash on hand as of December 31, 2004. Cash used in operations was $494,241 and cash used to purchase equipment was $5,575. As of May 10, 2005, our cash on hand was approximately $1,886,000.

Accounts receivable was $1,600 at March 31, 2005 and there was no accounts receivable at December 31, 2004. Inventories increased $11,558 (17.0%), to $79,593, from the $68,035 at December 31, 2004. The increase in inventories is due to additional manufacturing of DR-70® kits pending receipt of FDA approval.

Net equipment totaled $17,753 at March 31, 2005 compared to $13,888 at December 31, 2004, an increase of $3,865 (12.6%). The increase is attributable to the purchase of lab equipment for increased automation of the manufacturing process in the amount of $5,575 during the three months ended March 31, 2005 less depreciation and amortization in the amount of $1,710 for the period. Intellectual property decreased to $1,633,333 at March 31, 2005 from $1,658,333 at December 31, 2004 as the result of amortization in the amount of $25,000 for the three months ended March 31, 2005.

Total liabilities at March 31, 2005 were $189,114, an increase of $23,741 (14.5%) from the $165,373 at December 31, 2004. Accounts payable and accrued expenses were $98,141 at March 31, 2005, an increase of $14,380 (17.2%) from the $83,761 at December 31, 2004. The increase is primarily due to the payment cycle of trade payables. Accrued payroll and related expenses totaled $90,973 at March 31, 2005; an increase of $9,361 compared to $81,612 at December 31, 2004 and is related to an increase in the rate of net accrued vacation earned during the three months ended March 31, 2005.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended March 31, 2005.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

On February 17, 2005, the board of directors of the Company authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable upon exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method. Of this amount, $2,333 was charged to general and administrative expense in the three months ended March 31, 2005 and the balance of $4,667 will be charged to general and administrative expense in the second quarter of 2005. There was no underwriter involved in this issuance.

On April 11, 2005, the Company issued 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April, 11, 2005 through October 31, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on such date and this amount will be charged to general and administrative expense during the contract period. There was no underwriter involved in this issuance.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

Based on the Company’s quarterly financial statements for the three months ended March 31, 2005, the Company no longer meets the stockholders’ equity requirement for continued listing on AMEX. Under AMEX rules, after receipt of a formal notification by AMEX, the Company will have 30 days to provide AMEX with its plan to bring it in compliance with the AMEX listing requirements, up to 18 months to implement such plan, and the Company’s progress will be reviewed periodically by AMEX. The Company believes it will be able to submit and effectuate a satisfactory plan to bring it into compliance with the AMEX continued listing requirements.

Item 6. Exhibits

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

AMDL, Inc.
Dated: May 12, 2005	By:	/s/ Gary L. Dreher
GARY L. DREHER, President

Dated: May 12, 2005	By:	/s/ Arthur S. Rosten
ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer