Form 10QSB
period 2005-06-30
AMDL INC
filed 2005-08-05
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑     No ☐
     As of August 5, 2005 the Company had 24,149,489 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
BALANCE SHEET

June 30,
2005
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,601,814
Inventories	85,413
Prepaid expenses and other current assets	20,779

Total current assets	1,708,006

Intellectual property, net	1,608,333
Equipment, net	19,547
Other assets	5,757

$3,341,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$71,892
Accrued payroll and related expenses	102,077

Total current liabilities	173,969

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,799,489 shares issued and outstanding	23,799
Additional paid in capital	30,593,379
Prepaid consulting	(126,900)
Accumulated deficit	(27,322,604)

Total stockholders’ equity	3,167,674

$3,341,643

See accompanying notes to condensed financial statements.

AMDL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$16,550	$23,516	$39,425	$148,018

Cost of sales	2,589	6,256	7,417	62,654

Gross profit	13,961	17,260	32,008	85,364

Operating expenses:
Research and development	77,174	106,700	158,618	189,576
General and administrative	551,813	678,454	1,052,770	1,232,587

	628,987	785,154	1,211,388	1,422,163

Loss from operations	(615,026)	(767,894)	(1,179,380)	(1,336,799)

Other income:
Interest income	8,450	8,410	17,826	13,059

Net loss	$(606,576)	$(759,484)	$(1,161,554)	$(1,323,740)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Weighted average common shares outstanding, basic and diluted	23,763,225	21,849,479	23,632,086	21,574,811

See accompanying notes to condensed financial statements.

AMDL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,161,554)	$(1,323,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,520	54,686
Fair market value of common stock issued for services	81,600	192,383
Fair market value of options and warrants issued for services	9,250	17,000
Changes in operating assets and liabilities:
Accounts receivable	—	152,227
Inventories	(17,378)	(9,358)
Prepaid expenses and other current assets	31,422	9,317
Accounts payable and accrued expenses	(11,869)	(131,306)
Accrued payroll and related expenses	20,465	18,552

Net cash used in operating activities	(994,544)	(1,020,239)

Cash flows used in investing activities:
Purchase of equipment	(9,179)	(789)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $295,766 in 2004	—	1,830,074
Proceeds from exercise of stock options	—	162,303

Net cash provided by financing activities	—	1,992,377

Net change in cash and cash equivalents	(1,003,723)	971,349

Cash and cash equivalents at beginning of period	2,605,537	1,708,886

Cash and cash equivalents at end of period	$1,601,814	$2,680,235

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
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
Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through June 30, 2005. As of August 5, 2005, our cash on hand was approximately $1,436,000 and cash is being depleted at the rate of approximately $175,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits do not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet its projected operating expenses through March 2006.
The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70® and seeking a marketing partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after March 2006 or conduct clinical trials which may be required to receive FDA approval is the sale of securities. In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company is pursuing several equity financing arrangements intended to increase liquidity and better position the Company for future growth. The Company is in discussions with advisors, investment bankers and institutional investors to sell securities, but there can be no assurances that the Company will be successful in raising any additional funds.
In addition, the Company no longer meets the standards for a continued listing on AMEX, and AMEX may take action to delist our stock. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Revenue Recognition
Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related revenue is recorded.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
Advertising
The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the six months ended June 30, 2005 or 2004.
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
Intangible Assets
The Company has expended funds for patents that are in various stages of the filing approval process. During the six months ended June 30, 2005 and 2004, the Company expended approximately $10,649 and $10,396, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $50,000 for each of the six month periods ended June 30, 2005 and 2004.
Impairment of Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2005. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
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
Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and we submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. The Company supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. The FDA has issued a non-substantial equivalence letter, which letter set forth the FDA’s concerns and requested that the Company submit additional information in respect of the new application. The Company met with the FDA in June 2005 to discuss the FDA’s specific concerns necessary for granting approval. The Company will attempt to generate the data the FDA has requested from existing or new cancer samples to support the application, and the Company believes it can provide the data necessary to resolve these concerns. The Company cannot predict the length of time it will take for the FDA to review the new information or data or whether approval will ultimately be obtained.
As soon as the issues with the FDA regarding the colon cancer application for DR-70® are resolved, the Company intends, subject to availability of funds, to start clinical trials to use DR-70® as a monitor for lung cancer. In 1995, we received approval from Canada’s Health Protection Agency to market DR-70® as a lung tumor marker; however, our application with the FDA will seek approval as an aid in monitoring patients with lung cancer.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approvals, as well as the delays until receipt of such approvals, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
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
At June 30, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 3. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for each of the three and six month periods ended June 30, 2005 and 2004.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(606,576)	$(759,484)	$(1,161,554)	$(1,323,740)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	(2,800)	(72,000)	(934,400)

Pro forma net loss	$(606,576)	$(762,284)	$(1,233,554)	$(2,258,140)

Basic and diluted loss per share — as reported	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Basic and diluted loss per share — pro forma	$(0.03)	$(0.03)	$(0.05)	$(0.10)

Basic and Diluted Loss Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 326,422 and 654,070 for the six months ended June 30, 2005 and 2004, respectively.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
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
Segments of an Enterprise and Related Information
During the six months ended June 30, 2005, approximately 92.9% of our sales were to customers in foreign countries. Of the foreign sales, approximately 90.4% were to customers in Korea and 9.6% were to customers in Taiwan. During the six months ended June 30, 2004, approximately 18.4% of our sales were to customers in foreign countries. Of the foreign sales, approximately 91.4% were to customers in Korea and 8.6% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.
Concentration of Risk
There were no accounts receivable as of June 30, 2005. One foreign customer accounted for 84.0% of sales for the six months ended June 30, 2005. Generally, all sales are prepaid. One domestic customer accounted for 100.0% of accounts receivable as of June 30, 2004. One different domestic customer accounted for 78.1% of sales for the six months ended June 30, 2004 and no sales in 2005. Sales to this customer were exclusively OEM products and no DR-70® kits. We do not expect to make further sales to this customer.
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of June 30, 2005, the Company had approximately $1,517,000 in excess of this limit.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
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
NOTE 3 – STOCK ISSUANCES
Non-Cash Financing Activities
On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April, 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April, 11, 2005. Of this amount, $81,600 was charged to general and administrative expense in the six months ended June 30, 2005 and the balance of $122,400 will be charged to general and administrative expense over the remaining contract period.
NOTE 4 – STOCK OPTIONS AND WARRANTS
Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted non-qualified options to purchase 300,000 shares of the Company’s common stock during the six months ended June 30, 2005, expiring on June 30, 2009. As of June 30, 2005, 1,439,370 options at an average exercise price of $2.18 per share were outstanding under the 1999 Plan. The Company had 376,261 options available for grant under the 1999 Plan at June 30, 2005.
On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted under the 2002 Plan during the six months ended June 30, 2005. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of June 30, 2005, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 1999 Plan. The Company had no options available for grant under the 2002 Plan at June 30, 2005.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. No options were granted under the 2004 Plan during the six months ended June 30, 2005. As of December 31, 2004, 1,870,000 options at an average exercise price of $1.15 per share were outstanding under the 2004 Plan. The Company had 530,000 options available for grant under the 2004 Plan at June 30, 2005.
On February 17, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method and charged to general and administrative expense in the six months ended June 30, 2005.
On May 19, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from June 1, 2005 through August 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.71 per share. The warrants were valued at $6,750 using the Black-Scholes pricing method. Of this amount, $2,250 was charged to general and administrative expense in June 2005 and the balance of $4,500 will be charged to general and administrative expense in the third quarter of 2005.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended June 30, 2005 and 2004
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
NOTE 6 – SUBSEQUENT EVENTS
Non-Cash Financing Activities
On July 22, 2005, the board of directors (i) adopted the 2005 Stock Option Plan; and (ii) authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd., a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on such date and this amount will be charged to general and administrative expense over the contract period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Total assets decreased to $3,341,643 at June 30, 2005 from $4,403,751 at December 31, 2004. The decrease is a result of cash used in operating activities.
Our total outstanding current liabilities increased to $173,969 at June 30, 2005 as compared to $165,373 at December 31, 2004. The increase resulted from the increase in accrued vacation pay offset by a decrease in general accounts payable.
From December 31, 2004 to June 30, 2005, our cash and cash equivalents decreased by $1,003,723, primarily as a result of cash used in operating activities. As of August 5, 2005, cash is being depleted at the rate of approximately $175,000 per month, excluding possible costs related to (i) the application for approval of DR-70® by the FDA and (ii) litigation with AcuVector and the University of Alberta. As of August 5, 2005, our cash on hand was approximately $1,436,000. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not require new cancer samples to satisfy the FDA concerns on our pending 510(k) application; (iii) we do not conduct any full scale clinical trials, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through March 2006. Our only source of additional funds to meet any continuing operating expenses after March 2006 or conduct clinical trials which may be required to receive FDA approval is the sale of our securities. We are in discussions with advisors, investment bankers and institutional investors to sell our securities, but there can be no assurances that we will be successful in raising any additional funds.
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

Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Revenue. During the three months ended June 30, 2005, the Company generated $16,550 from product sales compared to revenues from product sales for the three months ended June 30, 2004 of $23,516, a decrease of $6,966 or 29.6%. The decrease is due to the lack of orders for OEM products. There were no revenues from sales of OEM products for the three months ended June 30, 2005 compared to $5,877 for the prior year period, a decrease of $5,877, or 100.0%. All sales of OEM products were to domestic customers in the prior year period. Revenues from sales of DR-70® for the three months ended June 30, 2005 were $16,550 compared to $17,639 for the three months ended June 30, 2004, a decrease of $1,089, or 6.2%. Foreign customers accounted for 100.0%, of the DR-70® revenues in the three months ended June 30, 2005. Domestic customers accounted for $1,089, or 6.2%, and foreign customers accounted for $16,550, or 93.8%, of the DR-70® revenues in the three months ended June 30, 2004.
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
During the balance of 2005, we expect sales of OEM products to be at the same level as experienced for the six months ended June 30, 2005. Assuming FDA approval of DR-70® in late 2005, we expect sales of DR-70® to increase in 2005, but any such increase in sales is not expected to impact significantly our operating results for 2005. These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the six months ended June 30, 2005 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Gross Profit. Gross profit on product sales decreased by $3,299 or 19.1% to $13,961 for the three months ended June 30, 2005, compared to $17,260 for the period ended June 30, 2004. The decrease in gross profit was due to a decrease in OEM product sales and in DR-70® sales. The Company’s gross profit percentage was 84.4% for the three months ended June 30, 2005 as compared to 73.4% for the prior year period. The increase is primarily due to the relative changes in product sales mix.
Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2005 to be at levels similar to that of the three months ended June 30, 2005, although gross profit from product sales does not significantly cover the current level of general and administrative expenses. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended June 30, 2005. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses for the three months ended June 30, 2005 were $77,174 as compared to $106,700 for the three months ended June 30, 2004, a decrease of $29,526, or 27.7%. The decrease is due to a reduction in the costs associated with our principal consultant offset by an increase in the costs associated with our outside consultant in connection with our FDA submission. There were no material changes in the components of research and development expenses.
General and Administrative Expenses. General and administrative expenses decreased by $126,641 to $551,813 for the three months ended June 30, 2005 as compared to the $678,454 reported for the three months ended June 30, 2004 due mainly to net decreases in: (i) legal costs of $14,928, primarily related to the AcuVector and University of Alberta actions; (ii) consulting fees of $54,977, primarily related to the reduction in the value of non-cash compensation; (iii) aborted offering costs of $62,302; and (iv) insurance costs of $12,912; offset by (v) an overall increase of approximately $11,493 in payroll and other compensation costs; and (vi) an increase in director’s compensation of $7,000. The significant components of general and administrative expenses for the three months ended June 30, 2005 primarily consist of payroll, taxes and benefits; directors fees; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.

Interest Income. Interest income for the three months ended June 30, 2005 was $8,450, as compared to $8,410 for the three months ended June 30, 2004. The higher rates of interest earned in 2005 were offset by the lower average cash balance maintained by the Company during the six months ended June 30, 2005.
Net Loss and Loss from Operations. As a result of the above, in the three months ended June 30, 2005, the Company’s net loss was $606,576 or $(0.03) per share compared to a net loss of $759,484 or $(0.03) per share for the same period in the prior year.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Revenue. During the six months ended June 30, 2005, the Company generated $39,425 from product sales compared to revenues from product sales for the six months ended June 30, 2004 of $148,018, a decrease of $108,593 or 73.4%. The decrease is due to the lack of orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the six months ended June 30, 2005 were $2,400 compared to $118,665 for the prior year period, a decrease of $116,264, or 98.0%. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the six months ended June 30, 2005 were $37,025 compared to $29,353 for the six months ended June 30, 2004, an increase of $7,672, or 26.1%. Domestic customers accounted for $400, or 1.0%, and foreign customers accounted for $36,625, or 99.0%, of the DR-70® revenues in the six months ended June 30, 2005. Domestic customers accounted for $2,178, or 7.4%, and foreign customers accounted for $27,175, or 92.6%, of the DR-70® revenues in the six months ended June 30, 2004.
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
During the balance of 2005, we expect sales of OEM products to be at the same level as experienced for the six months ended June 30, 2005. Assuming FDA approval of DR-70® in 2005, we expect sales of DR-70® to increase in 2005, but any such increase in sales is not expected to impact significantly our operating results for 2005. These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the six months ended June 30, 2005 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Gross Profit. Gross profit on product sales decreased by $53,356 or 62.5% to $32,008 for the six months ended June 30, 2005, compared to $85,364 for the period ended June 30, 2004. The decrease in gross profit was due to a decrease in OEM product sales offset by an increase in DR-70® sales. The Company’s gross profit percentage was 81.2% for the six months ended June 30, 2005 as compared to 57.7% for the prior year period. The increase is primarily due to the relative changes in product sales mix.
Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2005 to be at levels similar to that of the six months ended June 30, 2005, although gross profit from product sales does not significantly cover the current level of general and administrative expenses. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the six months ended June 30, 2005. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses for the six months ended June 30, 2005 were $158,618 as compared to $189,576 for the six months ended June 30, 2004, a decrease of $30,958, or 16.3%. The decrease is due to a reduction in the costs associated with our principal consultant offset by an increase in the costs associated with our outside consultant in connection with our FDA submission. There were no material changes in the components of research and development expenses.
General and Administrative Expenses. General and administrative expenses decreased by $179,817 to $1,052,770 for the six months ended June 30, 2005 as compared to the $1,232,587 reported for the six months ended June 30, 2004 due mainly to net decreases in: (i) legal costs of $39,249, primarily related to the AcuVector and University of

Alberta actions; (ii) consulting fees of $96,493; (iii) stock exchange fees of $23,205; (iv) aborted offering costs of $62,302; offset by (v) an overall increase of approximately $41,193 in payroll and other compensation costs; and (vi) an increase in director’s compensation of $28,000. The significant components of general and administrative expenses for the six months ended June 30, 2005 primarily consist of payroll, taxes and benefits; directors fees; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.
Interest Income. Interest income for the six months ended June 30, 2005 was $17,826, as compared to $13,059 for the six months ended June 30, 2004. The increase of $4,767 is due to the higher rates of interest earned in 2005 offset, in part, by the lower average cash balance maintained by the Company during the six months ended June 30, 2005.
Net Loss and Loss from Operations. As a result of the above, in the six months ended June 30, 2005, the Company’s net loss was $1,161,554 or $(0.05) per share compared to a net loss of $1,323,740 or $(0.06) per share for the same period in the prior year.
Assets and Liabilities
At June 30, 2005, the Company had total assets of $3,341,643 compared to total assets of $4,403,751 at December 31, 2004. Cash and cash equivalents was $1,601,814 as of June 30, 2005, a decrease of $1,003,723 (38.5%) from the $2,605,537 cash on hand as of December 31, 2004. Cash used in operations was $994,544 and cash used to purchase equipment was $9,179. As of August 3, 2005, our cash on hand was approximately $1,436,000.
There were no accounts receivable at June 30, 2005 or at December 31, 2004. Inventories increased $17,378 (25.5%), to $85,413, from the $68,035 at December 31, 2004. The increase in inventories is due to additional manufacturing of DR-70® kits pending receipt of FDA approval.
Net equipment totaled $19,547 at June 30, 2005 compared to $13,888 at December 31, 2004, an increase of $5,659 (40.8%). The increase is attributable to the purchase of lab equipment for increased automation of the manufacturing process in the amount of $5,575 and computer equipment in the amount of $3,604 during the six months ended June 30, 2005 less depreciation and amortization in the amount of $3,520 for the period. Intellectual property decreased to $1,608,333 at June 30, 2005 from $1,658,333 at December 31, 2004 as the result of amortization in the amount of $50,000 for the six months ended June 30, 2005.
Total liabilities at June 30, 2005 were $173,969, an increase of $8,596 (5.2%) from the $165,373 at December 31, 2004. Accounts payable and accrued expenses were $71,892 at June 30, 2005, a decrease of $11,869 (14.2%) from the $83,761 at December 31, 2004. The increase is primarily due to the payment cycle of trade payables. Accrued payroll and related expenses totaled $102,077 at June 30, 2005; an increase of $20,465 compared to $81,612 at December 31, 2004 and is related to an increase in the rate of net accrued vacation earned during the six months ended June 30, 2005.
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

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended June 30, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Inapplicable.
Item 2. Unregistered Sales of Equity Securities
On February 17, 2005, the board of directors of the Company authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable upon exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method and charged to general and administrative expense in the six months ended June 30, 2005. There was no underwriter involved in this issuance.
On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April, 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April, 11, 2005. Of this amount, $81,600 was charged to general and administrative expense in the six months ended June 30, 2005 and the balance of $122,400 will be charged to general and administrative expense over the remaining contract period. There was no underwriter involved in this issuance.
On May 19, 2005, the board of directors of the Company authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from June 1, 2005 through August, 2005. The common shares issuable upon exercise of the warrants are exercisable at $0.71 per share. The warrants were valued at $6,750 using the Black-Scholes pricing method. Of this amount, $2,250 was charged to general and administrative expense in the six months ended June 30, 2005 and the balance of $4,500 will be charged to general and administrative expense in the third quarter of 2005. There was no underwriter involved in this issuance.
On July 22, 2005, the board of directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd., a consultant, for strategic investor relations services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005 and this amount will be charged to general and administrative expense over the contract period. There was no underwriter involved in this issuance.
Item 3. Defaults Upon Senior Securities
Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
Inapplicable.
Item 5. Other Information
Based on the Company’s quarterly financial statements for the six months ended June 30, 2005, the Company no longer meets the stockholders’ equity requirement for continued listing on AMEX. Under AMEX rules, after receipt of a formal notification by AMEX, the Company will have 30 days to provide AMEX with its plan to bring it in compliance with the AMEX listing requirements, up to 18 months to implement such plan, and the Company’s progress will be reviewed periodically by AMEX. The Company believes it will be able to submit and effectuate a satisfactory plan to bring it into compliance with the AMEX continued listing requirements.
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

AMDL, Inc.
Dated: August 5, 2005	By:	/s/ Gary L. Dreher
GARY L. DREHER, President

Dated: August 5, 2005	By:	/s/ Arthur S. Rosten
ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX
     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer