Form 10KSB/A
period 2004-12-31
AMDL INC
filed 2005-11-10
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
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
Yes ☑            No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenue for the fiscal year ended December 31, 2004 was $186,182.
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
     In August 2001, we acquired intellectual property rights and an assignment of a US patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The U.S. patent application Serial No. 09/826025 was issued on May 4, 2004 and claims a gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein. We also filed a continuation patent application in 2004 on the immunogene therapy technology.
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

(c)
Number of securities
remaining available
	(a)	(b)	for future issuances
	Number of securities	Weighed-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	4,318,185	$1.46	836,261
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,318,185	$1.46	836,261
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
     From December 31, 2003 to December 31, 2004, our cash and cash equivalents increased by $896,651, primarily as a result of cash received from the sale of common stock and the exercise of stock options. As of March 22, 2005, cash is being depleted at the rate of approximately $180,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our Combination Immunogene Therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent prosecution for the CIT technology. As of March 22, 2005, our cash on hand was approximately $2,125,000. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not conduct any full scale clinical trials, and (iii) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through March 2006.
     There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
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
     Valuation of Intangibles. From time to time, we acquire intangible assets that are beneficial to our product development processes. We use our best judgment based on the current facts and circumstances relating to our business when determining whether any significant impairment factors exist. One of those intangibles is the CIT technology, which we acquired from Dr. Chang. Whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, we periodically are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly, we are seeking a strategic partner to license the CIT technology from us. If we cannot attract a large pharmaceutical company to license our CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology may have a substantially reduced value, which could be material. As the CIT asset represents the largest asset on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.
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
For The Years Ended December 31, 2004 and 2003
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
AMDL, Inc.’s (the Company”) predecessor was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.
Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70® to detect the presence of multiple types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of its intellectual property and its property and equipment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. Factors the Company considers important that could indicate the need for an impairment review include the following:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors; and

•	potential for strategic partnerships for the development of its patented technology.
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no significant indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2004. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.
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

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2003

	Year ended December 31,
	2004	2003
Net loss as reported	$(2,629,361)	$(2,873,695)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(1,094,200)	(322,948)

Pro forma net loss	$(3,723,561)	$(3,196,643)

Basic and diluted loss per share — as reported	$(0.12)	$(0.23)

Basic and diluted loss per share — pro forma	$(0.17)	$(0.25)

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
In December 2004, the FASB issued SFAS No. 153), Exchange of Nonmonetary Assets — an amendment of APB Opinion No 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.
NOTE 2 — INVENTORIES
Inventories consist of the following at December 31, 2004:

Raw materials	$51,047
Work-in-process	14,477
Finished goods	2,511

$68,035

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2004 consists of the following:

Office equipment	$38,164
Lab equipment	5,979

44,143
Less accumulated depreciation	(30,255)

$13,888

Depreciation expense totaled $8,483 for the year ended December 31, 2004.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2003
NOTE 4 — INTELLECTUAL PROPERTY
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
NOTE 5 — INCOME TAXES
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
NOTE 6 — COMMITMENTS AND CONTINGENCIES
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
NOTE 7 — STOCK OPTIONS
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
NOTE 8 — STOCK WARRANTS
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

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2003
The following represents a summary of the warrants outstanding at December 31, 2004 and 2003 and changes during the years then ended:

	2004		2003
				Weighted
		Weighted		Average
		Average		Exercise
	Warrants	Exercise Price	Warrants	Price
Outstanding, beginning of year	754,908	$0.77	668,806	$1.99

Granted	4,205,795	1.24	4,326,240	0.45
Expired/forfeited	(143,806)	(0.68)	(500,000)	(2.45)
Exercised	—	—	(3,740,138)	(0.39)

Outstanding and exercisable, end of year	4,816,897	$1.19	754,908	$0.77

Weighted average fair value of warrants granted		$0.63		$0.42

The following table summarizes information about warrants outstanding at December 31, 2004:

		Weighted
		Average
	Number of	Remaining
	Warranted	Contractual
Exercise Price	Shares	Life (Years)
$1.58	205,620	1.0
$1.46	1,588,380	2.0
$1.17	1,767,415	4.0
$1.09	250,000	2.6
$0.99	250,000	2.6
$0.94	250,000	2.6
$0.92	100,000	2.6
$0.39	205,482	2.0
$0.39	200,000	1.4
The outstanding warrants at December 31, 2004 are held by consultants and other service providers, stockholders, and former noteholders.
NOTE 9 — STOCKHOLDERS’ EQUITY
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
NOTE 10 — EARNINGS PER SHARE
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

NOTE 11 — RELATED PARTY TRANSACTIONS
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
NOTE 12 — SUBSEQUENT EVENTS
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

							Long-Term
	Annual Compensation						Compensation
					Other		Common Shares
					Awards		Underlying Options	All Other
Name and Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Granted (#)	Compensation ($)
Gary L. Dreher,	2004	$373,750	(1)	-0-	$18,000	(2)	950,000	-0-
President and CEO	2003	$330,000	(1)	-0-	$17,856	(2)	245,000	-0-
	2002	$325,000	(1)	-0-	$28,893	(2)	450,000	-0-

Arthur S. Rosten,	2004	$175,000	(3)	$8,000	-0-		75,000	-0-
Chief Financial Officer	2003	$175,000	(3)	$8,000	-0-		70,000	-0-
	2002	$162,240	(3)	-0-	-0-		79,000	-0-

(1)	Effective March 1, 2002, Mr. Dreher’s compensation was raised from $300,000 to $330,000 per annum. Effective May, 1, 2004 Mr. Dreher’s compensation was raised to $400,000 per annum.

(2)	The 2004 amount represents $4,644 for golf membership dues, $9,000 for a car allowance and $4,356 for life insurance. The 2003 amount represents $4,500 for golf membership dues, $9,000 for a car allowance and $4,356 for life insurance. The 2002 amount represents an additional payment of $8,880 in respect of taxes on the 2001 purchase of the golf club membership, $8,835 for golf membership dues and other items, $9,000 for a car allowance and $2,178 for life insurance.

(3)	On December 1, 2001, Mr. Rosten became our Chief Financial Officer on a part-time basis at a monthly salary of $7,291. Effective March 1, 2002, Mr. Rosten began serving on a full-time basis at an annual salary of $175,000.

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

		% of Total Options
	Number of Securities	Granted to
	Underlying Options	Employees in Fiscal	Exercise or Base
Name	Granted	Year (3)	Price ($/Sh)	Expiration Date
Gary L. Dreher,	950,000 (1)	84.4%	(1)	(1)
President and CEO

Arthur S. Rosten,	75,000 (2)	6.7%	(2)	(2)
Chief Financial Officer

(1)	Includes 81,300 options granted as incentive stock options and 618,700 options granted as non-qualified stock options under our 2004 stock option plan all exercisable at $1.23 per share and expiring on February 23, 2009 and 250,000 options granted as non-qualified stock options under our 2004 stock option plan exercisable at $0.93 per share and expiring on October 7, 2009. All of these options are fully vested and became exercisable on the date of grant.

(2)	Includes 70,000 options granted as incentive stock options under our 2004 stock option plan exercisable at $1.23 per share and expiring on February 23, 2009 and 5,000 options granted as incentive stock options under our 2004 stock option plan exercisable at $0.97 per share and expiring on April 16, 2009. All of these options are fully vested and became exercisable on the date of grant.

(3)	Based on an aggregate of 1,125,000 options granted to employees in fiscal 2004.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities
			Underlying Unexercised	Value of Unexercised In-the-Money
	Shares Acquired on		Options at FY-End (#)	Options at FY-End ($)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexerciseable	Exercisable/Unexercisable (1)
Gary Dreher,	0	0	2,395,000 / 0	$105,000/0
President and CEO

Arthur S. Rosten,	0	0	224,000 / 0	$22,500/0
Chief Financial
Officer

(1)	Based on a price of $0.78 per share, the closing price as reported on the American Stock Exchange on December 31, 2004.
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
University of California — Irvine
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

AMDL, INC.

Dated: November 10, 2005	By	/s/ Gary L Dreher

Gary L. Dreher
President and Chief Executive Officer

Dated: November 10, 2005	By:	/s/ Arthur S. Rosten

Arthur S. Rosten,
Chief Financial Officer
     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher	President and Chief Executive Officer	November 10, 2005

Gary L. Dreher	and Director (principal executive officer)

/s/ Arthur S. Rosten	Chief Financial Officer (principal	November 10, 2005

Arthur S. Rosten	financial and accounting officer)

/s/ William M. Thompson	Chairman of the Board	November 10, 2005

William M. Thompson III, M.D.

/s/ Edward R. Arquilla	Director	November 10, 2005

Edward R. Arquilla, M.D.

/s/ Douglas C. MacLellan	Director	November 10, 2005

Douglas C. MacLellan

/s/ Marvin E. Rosenthale	Director	November 10, 2005

Marvin E. Rosenthale

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

Exhibit No.	Description
10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

10.36	The Company’s 2004 Stock Option Plan (15)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

21.1	Subsidiaries of the small business issuer

Not Applicable.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.