Form 10QSB
period 2005-09-30
AMDL INC
filed 2005-11-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2005 the Company had 27,313,080 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
BALANCE SHEET

September 30,
2005
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,930,800
Inventories	80,134
Prepaid expenses and other current assets	73,422

Total current assets	2,084,356

Intellectual property, net	1,583,333
Equipment, net	17,602
Other assets	5,757

$3,691,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,275
Accrued payroll and related expenses	106,244

Total current liabilities	153,519

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,313,080 shares issued and outstanding	27,313
Additional paid-in capital	31,644,301
Prepaid consulting	(144,655)
Accumulated deficit	(27,989,430)

Total stockholders’ equity	3,537,529

$3,691,048

See accompanying notes to financial statements.

AMDL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$10,250	$25,964	$49,675	$173,982

Cost of sales	2,828	5,150	10,245	67,804

Gross profit	7,422	20,814	39,430	106,178

Operating expenses:
Research and development	73,877	41,893	232,495	231,469
General and administrative	609,471	625,304	1,662,241	1,857,891

	683,348	667,197	1,894,736	2,089,360

Loss from operations	(675,926)	(646,383)	(1,855,306)	(1,983,182)

Other income:
Interest income	9,100	7,152	26,926	20,211

Net loss	$(666,826)	$(639,231)	$(1,828,380)	$(1,962,971)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.09)

Weighted average common shares outstanding, basic and diluted	25,435,398	21,892,748	24,239,795	21,681,564

See accompanying notes to financial statements.

AMDL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,828,380)	$(1,962,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,465	81,584
Fair market value of common stock issued for services	244,178	247,350
Fair market value of options and warrants issued for services	15,167	76,783
Changes in operating assets and liabilities:
Accounts receivable	—	150,627
Inventories	(12,099)	(7,520)
Prepaid expenses and other current assets	(21,221)	(43,080)
Accounts payable and accrued expenses	(36,486)	(86,039)
Accrued payroll and related expenses	24,632	14,225

Net cash used in operating activities	(1,533,744)	(1,529,041)

Cash flows used in investing activities:
Purchase of equipment	(9,179)	(789)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $138,814 in 2005 and $295,766 in 2004	868,186	1,830,074
Proceeds from exercise of stock options	—	162,303

Net cash provided by financing activities	868,186	1,992,377

Net change in cash and cash equivalents	(674,737)	462,547

Cash and cash equivalents at beginning of period	2,605,537	1,708,886

Cash and cash equivalents at end of period	$1,930,800	$2,171,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
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
Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB and Form 10-KSB/A for such year.
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through September 30, 2005. As of November 10, 2005, our cash on hand was approximately $1,782,000 and cash is being depleted at the rate of approximately $175,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet its projected operating expenses through August 2006.
The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after August 2006 or to conduct clinical trials which may be required to receive FDA approval is the sale of securities. In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company is pursuing additional equity financing intended to increase liquidity and better position the Company for future growth. The Company has contacted investment bankers and institutional investors to sell securities, but no definitive arrangements to raise additional capital are in place. There can be no assurances that the Company will be successful in raising any additional funds.
In addition, the Company no longer meets the standards for a continued listing on AMEX, and AMEX may take action to delist our stock. Delisting from AMEX may impact our ability to raise capital in the future. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
Revenue Recognition
Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related revenue is recorded.
Advertising
The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the nine months ended September 30, 2005 or 2004.
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
Intangible Assets
The Company has expended funds for patents that are in various stages of the filing approval process. During the nine months ended September 30, 2005 and 2004, the Company expended approximately $11,187 and $14,280, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company originally determined to be 20 years from the date of acquisition, based upon an estimate of three years to perfect the patent plus 17 years of patent life. Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. The Company recorded amortization expense of $75,000 for each of the nine month periods ended September 30, 2005 and 2004.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of its intellectual property and its property and equipment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the facts and circumstances relating to its business when determining whether any significant factors exist. Factors the Company considers important that could indicate the need for an impairment review include the following:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer technologies;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors; and

•	potential for strategic partnerships for the development of its patented technology.
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no significant indicators of impairment existed at December 31, 2004. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.
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
Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, the Company decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, the Company could submit such additional information for the FDA’s consideration. The Company supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. The FDA has issued a non-substantial equivalence letter, which letter set forth the FDA’s concerns and requested that the Company submit additional information in respect of the new application. The Company met with the FDA in June 2005 to discuss the FDA’s specific concerns necessary for granting approval. The Company will attempt to generate the data the FDA has requested from existing or new cancer samples to support the application, and the Company believes it can provide the data necessary to resolve these concerns. The Company cannot predict the length of time it will take for the FDA to review the new information or data or whether approval will ultimately be obtained.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
fair value as defined in SFAS 123, FIN 44 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”
At September 30, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 3. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for each of the three and nine month periods ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(666,826)	$(639,231)	$(1,828,380)	$(1,962,971)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	—	(72,000)	(934,400)

Pro forma net loss	$(666,826)	$(639,231)	$(1,900,380)	$(2,897,371)

Basic and diluted loss per share – as reported	$(0.03)	$(0.03)	$(0.08)	$(0.09)

Basic and diluted loss per share – pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.13)

Basic and Diluted Loss Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 239,502 and 618,291 for the nine months ended September 30, 2005 and 2004, respectively.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
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
Segments of an Enterprise and Related Information
During the nine months ended September 30, 2005, approximately 92.8% of our sales were to customers in foreign countries. Of the foreign sales, approximately 89.8% were to customers in Korea and 10.2% were to customers in Taiwan. During the nine months ended September 30, 2004, approximately 27.2% of our sales were to customers in foreign countries. Of the foreign sales, approximately 87.6% were to customers in Korea and 12.4% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.
Concentration of Risk
There were no accounts receivable as of September 30, 2005. One foreign customer accounted for 83.3% of sales for the nine months ended September 30, 2005. Generally, all sales are prepaid. One domestic customer accounted for 66.5% of sales for the nine months ended September 30, 2004 and no sales in 2005. Sales to this customer were exclusively OEM products and no DR-70® kits. We do not expect to make further sales to this customer.
From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of September 30, 2005, the Company had approximately $1,871,000 in excess of this limit.
Recent Accounting Pronouncements
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 was effective for the Company on January 1, 2005. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS 151 is effective for fiscal years beginning after September 15, 2005. The Company does not expect the adoption of SFAS 151 to have an impact on its financial condition or results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS 123, and supersedes APB Opinion No. 25. SFAS 123(R) is effective for the Company beginning January 1, 2006. The Company is currently in the process of evaluating the impact of the adoption of SFAS 123(R), which will result in additional compensation expense for remaining unvested stock options and will be affected by the number of future options granted.
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
NOTE 3 – STOCK ISSUANCES
Cash Financing Activities
On September 27, 2004, the stockholders of the Company authorized the issuance of 6,500,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. In December 2004, pursuant to the September 27, 2004 authorization, the Company issued 1,606,741 shares of common stock to investors as part of a unit offering which generated gross proceeds of $1,237,190 in December 2004. Under the same stockholder authorization, on August 9, 2005, the board of directors authorized additional Regulation S and Regulation D companion offerings for the sale of up to 3,200,000 units consisting of one share of common stock at a discount of up to 25% below the current market price at the time of issuance and a warrant to purchase one-half share of common stock (a “unit”), to accredited and non-U.S. investors only, in a private placement. A total of 2.093,750 shares were sold at $0.32 per share and 1,069,841 shares were sold at $0.315 per share, each price representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to each of two closing dates. The Company received a total of $1,007,000 in gross proceeds in the two closings, which closings took place on August 16 and August 29, 2005 respectively, for a total of 3,163,591 units. Under the terms of the offering, investors receive warrants to purchase a number of shares (“Warrant Shares”) of common stock equal to one-half the total number of shares purchased in the offering. The warrants are exercisable at $0.49 and $0.44 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the two closings. Each warrant became exercisable on the date of issuance and remains exercisable until three years after the respective closing, namely, August 16, 2008 or August 29, 2008.
In connection with the August 2005 offering, the Company utilized the services of Galileo Asset Management, S.A., a Swiss corporation for sales to non-U.S. persons, and Havkit Corporation, an NASD member broker-dealer as placement agents for sales in the United States. For their services, Galileo and Havkit received an aggregate of

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
$100,700 and warrants to purchase an aggregate of 316,359 shares of AMDL common stock. The Company also paid Galileo $30,210, as a three percent (3%) non-accountable expense allowance in connection with the offering, and has also agreed to pay a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling $7,904 in connection with the offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.
The Company filed a Form S-3 registration statement and one pre-effective amendment with the Securities and Exchange Commission to register 5,786,746 shares of the Company’s common stock consisting of (i) the total of 3,163,591 shares issued to the investors in the August 2005 offering (ii) the 1,581,796 shares issuable upon exercise of the related investor warrants and the 316,359 shares issuable upon exercise of the warrants issued to the placement agents in the offering; (iii) the 300,000 shares issued to Boston Financial Partners in April 2005 (see Non-Cash Financing Activities below); (iv) 350,000 shares to First International Capital Group, Ltd., in July 2005 (see Non-Cash Financing Activities below) and (v) the 75,000 shares issuable upon exercise of the warrants granted to Savannah Capital Management, Inc. in February, May and August 2005 (see Note 4 - Stock Options and Warrants below). The Company also agreed that if the registration statement was not declared effective on or before the earlier of (i) the 120th day following the closing of the offering, or (ii) the date which is within five (5) business days after the date on which the SEC informs the Company in writing (a) that the SEC will not review the registration statement, or (b) that the Company may request acceleration of the registration statement, then the Company would be obligated to issue as “liquidated damages” to each purchaser, additional warrants in an amount equal to 1.5% of the number of Warrant Shares issuable on exercise of warrants issued to each purchaser for each 30-day period during which such failure to be declared effective had occurred and is continuing, up to a maximum of a total of six percent (6%) of the number of Warrant Shares issuable to each purchaser. The Company does not expect to issue any additional warrants as liquidated damages.
Non-Cash Financing Activities
On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April, 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April, 11, 2005. Of this amount, $173,400 was charged to general and administrative expense in the nine months ended September 30, 2005 and the balance of $30,600 will be charged to general and administrative expense over the remaining contract period.
On July 22, 2005, the board of directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd., a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $70,778 was charged to general and administrative expense in the nine months ended September 30, 2005 and the balance of $111,222 will be charged to general and administrative expense over the remaining contract period.
NOTE 4 — STOCK OPTIONS AND WARRANTS
Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Under the terms of the 1999 Plan, the Company granted non-qualified options to purchase 300,000 shares of the Company’s common stock during the nine months ended September 30, 2005, expiring on June 30, 2009. As of September 30, 2005, 1,439,370 options at an average exercise price of $2.18 per share were outstanding

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
under the 1999 Plan. The Company had 376,261 options available for grant under the 1999 Plan at September 30, 2005.
On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted under the 2002 Plan during the nine months ended September 30, 2005. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of September 30, 2005, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 1999 Plan. The Company had no options available for grant under the 2002 Plan at September 30, 2005.
On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. No options were granted under the 2004 Plan during the nine months ended September 30, 2005. As of December 31, 2004, 1,870,000 options at an average exercise price of $1.15 per share were outstanding under the 2004 Plan. The Company had 530,000 options available for grant under the 2004 Plan at September 30, 2005.
On February 17, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method and charged to general and administrative expense in the nine months ended September 30, 2005.
On May 19, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from June 1, 2005 through August 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.71 per share. The warrants were valued at $6,750 using the Black-Scholes pricing method charged to general and administrative expense in the nine months ended September 30, 2005.
On August 31, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from September 1, 2005 through November 30, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.39 per share. The warrants were valued at $4,250 using the Black-Scholes pricing method. Of this amount, $1,417 was charged to general and administrative expense in September 2005 and the balance of $2,833 will be charged to general and administrative expense in the fourth quarter of 2005.
In August 2005, the Company issued warrants to purchase a total of 1,898,155 shares in connection with the August 2005 private placement offering. (See Note 3 above)

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2005 and 2004
NOTE 5 — COMMITMENTS AND CONTINGENCIES
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
Total assets decreased to $3,691,048 at September 30, 2005 from $4,403,751 at December 31, 2004. The decrease is a result of cash used in operating activities offset by cash provided by financing activities.
Our total outstanding current liabilities decreased to $153,519 at September 30, 2005 as compared to $165,373 at December 31, 2004. The decrease resulted from the decrease in general accounts payable offset by an increase in accrued vacation pay.
From December 31, 2004 to September 30, 2005, our cash and cash equivalents decreased by $674,737, primarily as a result of cash used in operating activities offset by cash provided by financing activities. As of November 10, 2005, cash is being depleted at the rate of approximately $175,000 per month, excluding possible costs related to (i) the application for approval of DR-70® by the FDA, (ii) litigation with AcuVector and the University of Alberta and (iii) any expenditures related to further development or attempts to license our Combination Immunogene Therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than fees incurred in furtherance of patent prosecution for the CIT technology. As of November 10, 2005, our cash on hand was approximately $1,782,000. Assuming (i) the current level of revenues does not increase in the near future, (ii) we do not require new cancer samples to satisfy the FDA concerns on our pending 510(k) application; (iii) we do not conduct any full scale clinical trials, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through August 2006. Our only source of additional funds to meet any continuing operating expenses after August 2006 or conduct clinical trials which may be required to receive FDA approval is the sale of our securities. We have contacted investment bankers and institutional investors to sell our securities, but no definitive arrangements to raise additional capital are in place. There can be no assurances that we will be successful in raising any additional funds.
There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our Combination Immunogene Therapy (“CIT”) technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired. Further, we no longer meet the standards for a continued listing on AMEX, and AMEX may take action to delist our stock. Delisting from AMEX may impact our ability to raise capital in the future. These items, among other matters, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
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
Valuation of Intangibles. From time to time, we acquire intangible assets that are beneficial to our product development processes. We use our best judgment based on the current facts and circumstances relating to our business when determining whether any significant factors exists. One of those intangibles is the CIT technology, which we acquired from Dr. Chang. Whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, we periodically are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly we are seeking strategic partner to license the CIT technology from us. If we cannot attract a large pharmaceutical company to license our CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology may have a substantially reduced value, which could be material. As the CIT asset represents the largest non-cash asset on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.
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
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Revenue. During the three months ended September 30, 2005, the Company generated $10,250 from product sales compared to revenues from product sales for the three months ended September 30, 2004 of $25,964, a decrease of $15,714 or 60.5%. The decrease is due to reduced orders for both DR-70® and for OEM products. Revenues from sales of OEM products for the three months ended September 30, 2005 were $800 compared to $4,800 for the prior year period, a decrease of $4,000, or 83.3%. All sales of OEM products were to domestic customers in both the current and the prior year periods. Revenues from sales of DR-70® for the three months ended September 30, 2005 were $9,450 compared to $21,164 for the three months ended September 30, 2004, a decrease of $11,714, or 55.3%. Foreign customers accounted for 100.0%, of the DR-70® revenues in the three months ended September 30, 2005. Domestic customers accounted for $1,089, or 5.2%, and foreign customers accounted for $20,075, or 94.8%, of the DR-70® revenues in the three months ended September 30, 2004.
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
During the balance of 2005, we expect sales of OEM products to be at the same level as experienced for the nine months ended September 30, 2005. Until FDA approval is obtained, we expect sales of DR-70® to remain at current levels and do not expect any significant change in our operating results. These statements concerning future sales and operating results are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the nine months ended September 30, 2005 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Gross Profit. Gross profit on product sales decreased by $13,392 or 64.3% to $7,422 for the three months ended September 30, 2005, compared to $20,814 for the period ended September 30, 2004. The decrease in gross profit was due to a decrease in both OEM product sales and in DR-70® sales. The Company’s gross profit percentage was 72.4% for the three months ended September 30, 2005 as compared to 80.2% for the prior year period. The decrease is primarily due to the relative changes in product sales mix.
Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2005 to be at levels similar to that of the three months ended September 30, 2005, although gross profit from product sales does not significantly cover the current level of general and administrative expenses. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2005. Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses for the three months ended September 30, 2005 were $73,877 as compared to $41,893 for the three months ended September 30, 2004, an increase of $31,984, or 76.3%. The increase is due to an increase in the costs associated with our principal consultant and a smaller increase in the costs associated with our outside consultant, both in connection with our FDA submission. There were no material changes in the components of research and development expenses.

General and Administrative Expenses. General and administrative expenses decreased by $15,833 to $609,471 for the three months ended September 30, 2005 as compared to the $625,304 reported for the three months ended September 30, 2004 due mainly to net decreases in: (i) legal costs of $41,402, primarily related to the AcuVector and University of Alberta actions; (ii) the costs of our annual meeting and other shareholder costs in the amount of 8,899; and (iii) aborted offering costs of $21,996; offset by (iv) an overall increase of approximately $13,563 in payroll and other compensation costs; and (v) an increase consulting fees of $45,690, primarily related to the increase in the value of non-cash compensation. The significant components of general and administrative expenses for the three months ended September 30, 2005 primarily consist of payroll, taxes and benefits; directors fees; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.
Interest Income. Interest income for the three months ended September 30, 2005 was $9,100, as compared to $7,152 for the three months ended September 30, 2004. The higher rates of interest earned in 2005 were offset by the lower average cash balance maintained by the Company during the three months ended September 30, 2005.
Net Loss and Loss from Operations. As a result of the above, in the three months ended September 30, 2005, the Company’s net loss was $666,826 or $(0.03) per share compared to a net loss of $639,231 or $(0.03) per share for the same period in the prior year.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Revenue. During the nine months ended September 30, 2005, the Company generated $49,675 from product sales compared to revenues from product sales for the nine months ended September 30, 2004 of $173,982, a decrease of $124,307 or 71.4%. The decrease is due to the lack of orders for Ketone strips, historically our principal OEM product. Revenues from sales of OEM products for the nine months ended September 30, 2005 were $3,200 compared to $123,465 for the prior year period, a decrease of $120,265, or 97.4%. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the nine months ended September 30, 2005 were $46,475 compared to $50,517 for the nine months ended September 30, 2004, a decrease of $4,042, or 8.0%. Domestic customers accounted for $400, or 1.0%, and foreign customers accounted for $46,075, or 99.0%, of the DR-70® revenues in the nine months ended September 30, 2005. Domestic customers accounted for $3,267, or 6.5%, and foreign customers accounted for $47,250, or 93.5%, of the DR-70® revenues in the nine months ended September 30, 2004.
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
During the balance of 2005, we expect sales of OEM products to be at the same level as experienced for the nine months ended September 30, 2005. Until FDA approval is obtained, we expect sales of DR-70® to remain at current levels and do not expect any significant change in our operating results. These statements concerning future sales and operating results are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the nine months ended September 30, 2005 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Gross Profit. Gross profit on product sales decreased by $66,748 or 62.9% to $39,430 for the nine months ended September 30, 2005, compared to $106,178 for the period ended September 30, 2004. The decrease in gross profit was due to a significant decrease in OEM product sales and a small decrease in DR-70® sales. The Company’s gross profit percentage was 79.4% for the nine months ended September 30, 2005 as compared to 61.0% for the prior year period. The increase is primarily due to the relative changes in product sales mix.
Assuming the product sales mix remains the same, management anticipates gross profit margins for the remainder of 2005 to be at levels similar to that of the nine months ended September 30, 2005, although gross profit from product sales does not significantly cover the current level of general and administrative expenses. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the nine months ended September 30, 2005.

Although the Company believes it provides high-quality products, pricing and gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses for the nine months ended September 30, 2005 were $232,495 as compared to $231,469 for the nine months ended September 30, 2004, an increase of $1,026, or 0.4%. The increase is due to an increase in the costs associated with our outside consultant in connection with our FDA submission offset by a reduction in the costs associated with our principal consultant. There were no material changes in the components of research and development expenses.
General and Administrative Expenses. General and administrative expenses decreased by $195,650 to $1,662,241 for the nine months ended September 30, 2005 as compared to the $1,857,891 reported for the nine months ended September 30, 2004 due mainly to net decreases in: (i) legal costs of $80,651, primarily related to the AcuVector and University of Alberta actions; (ii) consulting fees of $50,803; (iii) stock exchange fees of $23,205; and (iv) aborted offering costs of $84,297; offset by (v) an overall increase of approximately $54,756 in payroll and other compensation costs; and (vi) an increase in director’s compensation of $28,000. The significant components of general and administrative expenses for the nine months ended September 30, 2005 primarily consist of payroll, taxes and benefits; directors fees; consulting expenses, including financial consulting, investor relations and public relations; and professional fees, including legal, audit and patent expenses.
Interest Income. Interest income for the nine months ended September 30, 2005 was $26,926, as compared to $20,211 for the nine months ended September 30, 2004. The increase of $6,715 is due to the higher rates of interest earned in 2005 offset, in part, by the lower average cash balance maintained by the Company during the nine months ended September 30, 2005.
Net Loss and Loss from Operations. As a result of the above, in the nine months ended September 30, 2005, the Company’s net loss was $1,828,380 or $(0.08) per share compared to a net loss of $1,962,971 or $(0.09) per share for the same period in the prior year.
Assets and Liabilities
At September 30, 2005, the Company had total assets of $3,691,048 compared to total assets of $4,403,751 at December 31, 2004. Cash and cash equivalents was $1,930,800 as of September 30, 2005, a decrease of $674,737 (38.5%) from the $2,605,537 cash on hand as of December 31, 2004. Cash used in operations was $1,533,744 and cash used to purchase equipment was $9,179, offset by net cash provided by financing activities in the amount of $868,186. As of November 7, 2005, our cash on hand was approximately $1,782,000.
There were no accounts receivable at September 30, 2005 or at December 31, 2004. Inventories increased $12,099 (17.8%), to $80,134, from the $68,035 at December 31, 2004. The increase in inventories is due to additional manufacturing of DR-70® kits and work in process.
Net equipment totaled $17,602 at September 30, 2005 compared to $13,888 at December 31, 2004, an increase of $3,714 (26.7%). The increase is attributable to the purchase of lab equipment for increased automation of the manufacturing process in the amount of $5,575 and computer equipment in the amount of $3,604 during the nine months ended September 30, 2005 less depreciation and amortization in the amount of $5,465 for the period. Intellectual property decreased to $1,583,333 at September 30, 2005 from $1,658,333 at December 31, 2004 as the result of amortization in the amount of $75,000 for the nine months ended September 30, 2005.
Total liabilities at September 30, 2005 were $153,519, a decrease of $11,854 (7.2%) from the $165,373 at December 31, 2004. Accounts payable and accrued expenses were $47,275 at September 30, 2005, a decrease of $36,486 (43.6%) from the $83,761 at December 31, 2004. The decrease is primarily due to the payment cycle of trade payables. Accrued payroll and related expenses totaled $106,244 at September 30, 2005; an increase of $24,632 compared to $81,612 at December 31, 2004 and is related to an increase in the rate of net accrued vacation earned during the nine months ended September 30, 2005.
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
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended September 30, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Inapplicable.
Item 2. Unregistered Sales of Equity Securities
On February 17, 2005, the board of directors of the Company authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable upon exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method and charged to general and administrative expense in the nine months ended September 30, 2005. There was no underwriter involved in this issuance.
On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April, 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April, 11, 2005. Of this amount, $173,400 was charged to general and administrative expense in the nine months ended September 30, 2005 and the balance of $30,600 will be charged to general and administrative expense over the remaining contract period. There was no underwriter involved in this issuance.
On May 19, 2005, the board of directors of the Company authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from June 1, 2005 through August, 2005. The common shares issuable upon exercise of the warrants are exercisable at $0.71 per share. The warrants were valued at $6,750 using the Black-Scholes pricing method and charged to general and administrative expense in the nine months ended September 30, 2005. There was no underwriter involved in this issuance.
On July 22, 2005, the board of directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd., a consultant, for strategic investor relations services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $70,778 was charged to general and administrative expense in the nine months ended September 30, 2005 and the balance of $111,222 will be charged to general and administrative expense over the remaining contract period. There was no underwriter involved in this issuance.
On August 9, 2005, the board of directors authorized additional Regulation S and Regulation D companion private placement offerings for the sale of up to 3,200,000 units consisting of one share of common stock at a discount of up to 25% below the current market price at the time of issuance and a warrant to purchase one-half share of common stock (a “unit”), to accredited and non-U.S. investors only. A total of 2,093,750 shares were sold at $0.32 per share and 1,069,841 shares were sold at $0.315 per share, each price representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to each of two closing dates. The Company received a total of $1,007,000 in gross proceeds in the two closings, which closings took place on August 16 and August 29, 2005, respectively, for a total of 3,163,591 units. Under the terms of the offering, investors receive warrants to purchase a number of shares (“Warrant Shares”) of common stock equal to the one-half the total number of shares purchased in the offering. The warrants are exercisable at $0.49 and $0.44 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the closings. Each warrant became exercisable on the date of issuance and remains exercisable until three years after the respective closing, namely, August 16, 2008 or August 29, 2008.
In connection with our offering, we utilized the services of Galileo Asset Management, S.A., a Swiss corporation for sales to non-U.S. persons, and Havkit Corporation, an NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Havkit received an aggregate of $100,700 and warrants to purchase an aggregate of 316,359 shares of our common stock. We have also paid Galileo $30,210, as a three percent (3%) non-accountable expense allowance in connection with the offering, and we have also agreed to pay a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling $7,904 in connection with the offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock. The common stock was issued pursuant to Section 4(2) of the Securities Act.
On August 31, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from September 1, 2005 through November 30, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.39 per share. The warrants were valued at $4,250 using the Black-Scholes pricing method. Of this amount, $1,417 was charged to general and administrative expense in September 2005 and the balance of $2,833 will be charged to general and administrative expense in the fourth quarter of 2005. There was no underwriter involved in this issuance.
Item 3. Defaults Upon Senior Securities
Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of our stockholders, held September 26, 2005, the stockholders elected five directors to serve for one year terms or until their successors are duly elected and qualify as follows:

		Shares Withheld
Nominee/Director	Shares for	from Voting
William M. Thompson	15,476,354	500,471
Gary L. Dreher	15,907,717	69,288
Edward R. Arquilla	15,491,540	485,485
Douglas C. MacLellan	15,464,640	482,365
Marvin E. Rosenthale	15,076,490	950,515
The stockholders approved the proposal to authorize the issuance of up to 5,000,000 shares of common stock below current market prices by a vote of 2,227,640 shares in favor, 967,019 shares against and 119,108 shares abstained from voting.
The stockholders did not approve the proposal for the adoption of the 2005 Stock Option Plan by a vote of 1,655,355 shares against, 1,434,666 shares in favor and 223,746 shares abstained from voting.
The stockholders ratified the appointment of Corbin & Company, LLP as our independent registered public accounting firm by a vote of 15,864,024 shares in favor, 21,597 shares against and 91,354 shares abstained from voting.
Item 5. Other Information
Based on the Company’s quarterly financial statements for the nine months ended September 30, 2005, the Company no longer meets the stockholders’ equity requirement for continued listing on AMEX. Under AMEX rules, after receipt of a formal notification by AMEX, the Company will have 30 days to provide AMEX with its plan to bring it in compliance with the AMEX listing requirements, up to 18 months to implement such plan, and the Company’s progress will be reviewed periodically by AMEX. The Company believes it will be able to submit and effectuate a satisfactory plan to bring it into compliance with the AMEX continued listing requirements.
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

AMDL, Inc.
Dated: November 14, 2005	By:	/s/ Gary L. Dreher
GARY L. DREHER, President

Dated: November 14, 2005	By:	/s/ Arthur S. Rosten
ARTHUR S. ROSTEN, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer