Form 10KSB
period 2005-12-31
AMDL INC
filed 2006-03-31
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
(714) 505-4460
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	AMEX

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

(Title of class)
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.
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
Yes ☐      No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The issuer’s revenue for the fiscal year ended December 31, 2005 was $67,565.
The market value of the voting stock held by non-affiliates of the issuer as of March 20, 2006 was approximately $13,656,504.
The number of shares of the common stock outstanding as of March 27, 2006 was 27,813,080.
DOCUMENTS INCORPORATED BY REFERENCE
Inapplicable.
Transitional Small Business Disclosure Format (check one)
          Yes ☐           No ☑

Part 1
Item 1. Description of Business
     We are a theranostics (therapy and diagnosis) company, involved in both the detection and treatment of cancer. While in the recent past most of our sales have been derived from the sale of one of our OEM products, the Company’s long term potential and prospects will come from its proprietary product DR-70® and from its combination immunogene therapy technology.
Overview
     We develop, manufacture, market and sell various immunodiagnostic kits for the detection of cancer and other diseases. Our products may be used by hospital, clinical, research and forensic laboratories and doctor’s offices to obtain precise and rapid identification of certain types of cancer and other diseases. Our DR-70® test kit is used to assist in the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon and liver. As DR-70® is a non-invasive blood test, there are no side effects to our test. DR-70® is not yet cleared for sale in the United States.
     Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA, and we submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and the FDA advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted, the FDA determined that the DR-70®kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. Then, in January 2005, DOCRO submitted on our behalf additional data and a new application to the FDA for 510(k) clearance to market our DR-70® test in conjunction with the CEA test as an aid in monitoring patients previously diagnosed with progressing colorectal cancer. In June 2005, the FDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. Representatives of DOCRO and the company met with the FDA in June 2005 to go over the FDA’s specific concerns. We are revising our strategy regarding FDA approval of DR-70® and are in the process of reviewing additional patient data which we believe supports “substantial equivalence” to CEA. We hope to present this data to the FDA in second quarter 2006. After our submission is made, the FDA will likely raise other issues in furtherance of the approval process. We cannot predict the length of time it will take for the FDA to review our submission, or whether approval will ultimately be obtained.
     Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. Other studies of DR-70® as an aid in monitoring and screening for lung cancer in Germany are ongoing. An ovarian study was recently completed and published in the January 2006 German Journal of Obstetrics and Gynecology, demonstrating the comparative sensitivity of DR-70® in that study was 13.1% higher than CA-125. We have received approvals to import and market DR-70® in Canada (for lung cancer), Australia and the UK. We have also received certification for EN ISO 13485, a key global standard to ensure quality within the medical and diagnostic device industry. We have complied with the regulations allowing us to affix the CE (Conformite Europeenne) Mark to our DR-70® kit. The CE Mark is required to be displayed on regulated products placed for sale in the European Union and allows us to market DR-70® in the European Union, subject to any additional specific country regulatory requirements or limitations. We currently sell DR-70® primarily in Asia.
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

     In August 2001, we acquired a combination immunogene therapy technology that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. The combination therapy is intended to both build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partner with whom to form a joint venture or otherwise license our combination immunogene therapy technology. Preliminary tests in Canada conducted on mice injected with human skin and brain cancers indicated that the combination therapy can be effective. Additionally, Phase 1 clinical trials have been completed in Canada. We funded a study conducted by Dr. Lung-Ji Chang at the University of Florida to target breast cancer with a goal of ultimately developing a vaccine using the combination immunogene therapy technology. We believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immuno-modulating genes. However, no assurances can be given that any of these activities will lead to the development of any commercial products or vaccines or that FDA approval will be obtained for any use of the technology.
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
     We also offer a line of non-proprietary blood tests that are designed to help diagnose a particular kind of cancer. These tests are generally known by the symbols that denote the type of cancer, e.g. CEA for colon cancer and PSA for prostate cancer.
     In addition to the proprietary test kits described above, our primary OEM product is a ketone strip, which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others. Our largest customer which previously purchased ketone strips has filed for protection under federal bankruptcy laws and has shifted into another line of business. Accordingly, at this time we expect only to have limited sales of our other OEM products and do not actively market them.

     Our OEM tests are non-invasive and non-therapeutic diagnostic blood and urine tests performed by a registered technician. The technician takes the patient’s sample and performs the test according to the test’s instructions included in the package to determine whether or not the specific condition being tested exists. Our OEM product test kits are similar, if not substantially the same, as those offered by others. All of our OEM products for commercial use in the United States have been registered with and approved by the FDA for sale to us and others by the respective manufacturers. We purchase our OEM products from the manufacturer and resell them under our label.
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
     Our primary OEM product is a ketone strip which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. Sales of OEM products have been declining for the past few years. In 2004, sales of OEM products were $123,465 and were $3,200 for 2005. In 2004, ketone strips represented approximately 95% of OEM sales, and in 2005, ketone strips represented 0% of OEM sales. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and other similar tests. We provide our OEM products on a limited basis and do not actively market them. These tests are non-invasive and non-therapeutic diagnostic blood and urine tests performed by a registered technician. The technician takes the patient’s sample and performs the test according to the test’s instructions included in the package to determine whether or not the specific condition being tested exists. Our OEM product test kits are similar, if not substantially the same as, those offered by others. All of our OEM products for commercial use have been registered with and approved by the FDA, for sale to us and others, by the respective manufacturers. We purchase these products from the manufacturer and resell them under our label. We do not have any exclusive or nonexclusive rights to the technology relating to the OEM products. As these tests are administered in vitro, there are no side effects associated with our OEM products. The package insert describes the possibility that there may be false positives or false negatives associated with the administration of the specific test. The incidence of false positives or negatives from our OEM test kits is similar to that experienced with other comparable test kits.
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
Proposed Chinese Pharmaceutical Manufacturing Operations
     On November 21, 2005 we executed a Letter of Intent (“LOI”) with Jade Capital Group, Ltd., a Hong Kong Company that is the owner of a newly formed holding company, Jade Pharmaceuticals, Ltd., a British Virgin Islands corporation which owns 100% of two China based pharmaceutical manufacturing companies, Jiangxi Jiezhong Biochemistry Company Limited (“JJB”) and Yanbian Yiqiao Bio-Chemical Pharmaceutical Company Limited (“YYB”). Under the terms of the LOI, subject to the execution of a definitive purchase agreement, receipt of a fairness opinion and stockholder approval and closing of the transaction, we will acquire 100% of a newly formed holding company which would own all of the capital stock of YYB and JJB in exchange for up to 14,215,000 shares of our common stock and other considerations (the “Jade Acquisition”). JJB manufactures large and small volume parenteral solutions, tinctures, tablets and over fifty additional pharmaceutical products. YYB manufactures over eighty (80) products, primarily herbal extracts, and is developing new products for the holistic market. Upon closing of the Jade Acquisition, we will be actively engaged in pharmaceutical manufacturing in China through YYB and JJB. JJB has licenses for 52 products and currently manufactures 27 generic pharmaceutical products.
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
Sales and Marketing
     Currently, our licensing efforts are focused on seeking additional exclusive and non-exclusive distribution agreements with distributors in countries where we have obtained, or believe we can obtain, regulatory approval. In January 2004, we received EN ISO 13485 certification demonstrating safety and efficacy, a further standard of quality now required for export to Canada. Health Canada has issued a Medical Device License to the Company. This license permits the Company to market DR-70® for the detection of lung cancer and monitoring changes in the level of the marker DR-70® in response to treatment. The Canadian license was renewed in August 2004 and is renewable annually. We intend to enter into agreements with distributors who will market DR-70® throughout Canada, but have no Canadian distributors as of March 27, 2005.
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
     In September 2003, we submitted our application for the FDA under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. In January, 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device (e.g. CEA) which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. In 2001, we submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients and the FDA again issued a letter that the DR-70® kit was not substantially equivalent to CEA. We have recently revised our strategy regarding FDA approval of DR-70® and are in the process of reviewing additional patient data which we believe supports “substantial equivalence” to CEA, which data we will then submit to the FDA. The response of the FDA to our next submission cannot be anticipated, no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion. In addition, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.
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
     In July 1996, we filed a 510(k) Premarket Notification with the FDA requesting approval to sell Pylori-Probe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the Pylori-Probe™ diagnostic kit. Pylori-Probe™ is not being sold by us. As another non-invasive test exists, the Company does not believe that the Pylori-Probe™ can be competitively marketed.
     In December 2003, we became CE compliant. Our DR-70® kit conforms to the essential requirements of the CE Mark, which is required to sell our product in the European Union (EU). The CE Mark is recognized around the world as an indication of quality practices and is referred to as the “Trade Passport to Europe” for non-EU products. As of January 2004 we became EN ISO 1345 compliant, which is important for sales internationally.
Patents
     Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties. The United States Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on October 17, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on June 3, 2014. We have three additional patent applications pending in the United States with respect to our methodology for the DR-70® tumor-markers as reliable indicators of the presence of cancer.
     In August 2001, we acquired intellectual property rights and an assignment of a US patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. A U.S. patent was issued on May 4, 2004 and expires on April 9, 2017 and claims a gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein. We also filed a continuation patent application in 2004 on the immunogene therapy technology.
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
     On June 19, 2001, a US patent was issued on a technology for evaluation of vaccines in animals which was also acquired from Dr. Chang. This patent expires on December 25, 2017.
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

Research and Development
     During the last two fiscal years ended December 31, 2005 and 2004, we spent $272,650 and $292,652, respectively, on research and development related to DR-70®. During the 2006 fiscal year we expect to incur approximately $250,000 for research and development in furtherance of the FDA application for approval of DR-70®.
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
     Many major medical device manufacturers, including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others, are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as DR-70® ; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to DR-70®. Moreover, such companies could develop products similar to our products and they may be more successful than us in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.
Risk Factors
     Our business (and proposed operations in China, assuming the Jade Acquisition is consummated) involves significant risks which are described below.
Limited product development activities; our product development efforts may not result in commercial products.
     We intend to continue to pursue FDA approval of DR-70® and licensing of our combination immunogene therapy technology. Due to limited cash resources, we cannot develop additional products at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or the combination immunogene therapy technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:
•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects on humans;

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the product candidate is not cost effective in light of existing therapeutics.

     Of course, there may be other factors that prevent us from marketing a product including, but not limited to, our limited cash resources. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.
     Our current cash position of approximately $1,000,000 is not sufficient to conduct significant clinical trials and to market our products internationally by ourselves. With or without additional financing (or cash generated from out pharmaceutical operations in China as a result of the acquisition of the Jade Entities), we will likely engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed.
We may not be able to continue to operate our business if we are unable to attract additional operating capital.
     The current level of revenues from the sale of DR-70® kits to our distributors and our OEM products, are not sufficient to finance operations on a long-term basis and no other significant orders are pending for any of our OEM products at this time. As we have no prior history as a manufacturer of pharmaceuticals in China, we are unsure of whether those operations will produce sufficient cash to offset the cash drain of the FDA approval process for DR-70® and general operating expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to finance the costs of FDA approval of DR-70® and to pay ongoing general and administrative expenses of our business. Moreover, product development and planned operations in China will also require additional financing. (See the Risk Factors related to the business of the Jade Entities, below.)
     No definitive arrangements to raise additional capital are in place as of the date of this prospectus. There can be no assurances that we will be successful in raising any additional funds. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future; (ii) we do not require new cancer samples to satisfy FDA concerns on our pending 510(k) application; (iii) we do not conduct any additional full-scale clinical trials on DR-70® or our combination immunogene therapy technology, and (iv) no outstanding warrants are exercised, we only have enough cash currently on hand to meet our current level of operating expenses until October 2006. We have total warrants outstanding that are currently exercisable for up to an aggregate of 6,615,052 shares of our common stock at a weighted average exercise price of $1.00 per share. Included within that amount are three-year warrants to purchase a total of 1,898,155 shares which were issued at an average exercise price of $0.473 in our August 2005 private placement, the exercise price of which is below our current market price; however, there can be no assurance that any of these warrants will be exercised. In addition, any future equity financing may involve substantial dilution to our stockholders.
Our current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.
     We conduct research and clinical trials and we manufacture, distribute and market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration), as well as by certain foreign countries, including some in the European Union. Currently, we (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

FDA approval for marketing DR-70® is not assured.
     Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. Then, in May 2002 we decided to begin the FDA process for approval of our DR-70® kit as an aid in monitoring patients with colorectal cancer. The FDA advised us in January 2004 on our first application that the DR-70® test data submitted to date does not demonstrate substantial equivalence to a previously approved device, which is necessary for approval of a 510(k) pre-market notification for DR-70® as an aid in monitoring patients with colorectal cancer. We also received a not substantially equivalent letter from the FDA in June 2005 on our second application for 510(k) approval for use of DR-70® as an adjunct to CEA for monitoring patients with colorectal cancer. We are revising our strategy and have not submitted additional information to the FDA as yet in furtherance of our application. At this time, we cannot predict (i) when our next submission will be made or the length of time it will take for the FDA to review the information, (ii) whether 510(k) pre-market notification will be available for our DR-70® test kit, or (iii) whether such approval will be ultimately obtained.
Our future prospects will be negatively impacted if we are unsuccessful in pending litigation over the combination immunogene therapy technology.
     We are engaged in litigation with AcuVector Group Inc. in the Court of Queen’s Bench in Edmonton, Alberta, Canada over the combination immunogene therapy technology we purchased from Dr. Chang in 2001. AcuVector, a former licensee of Dr. Chang, claims that the terminated license agreement is still in effect. AcuVector is seeking substantial damages and injunctive relief against Dr. Chang and CDN$20,000,000 in damages against us for alleged interference with the relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence at the time of acquisition of the technology, but the case is still in the early stages of discovery.
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
The value of our combination immunogene therapy technology may not be equal to its carrying value.
     One of our intangible assets is the combination immunogene therapy technology, which we purchased from Dr. Chang in August 2001. It is our largest non-cash asset. Whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, we periodically are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. Patent approval for eight original claims related to the combination immunogene therapy technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our combination immunogene therapy technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our combination immunogene therapy technology. Accordingly, we are seeking strategic partner to license the combination immunogene therapy technology from us. If we cannot attract a large pharmaceutical company to license our combination immunogene therapy technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our combination immunogene therapy technology may have a substantially reduced value, which could be material. As the combination immunogene therapy technology asset represents the largest non-cash asset on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.
If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected.
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents.
We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.
     We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. Additionally, some of our competitors’ market products or are actively engaged in research and development in areas where we are developing product candidates. Large pharmaceutical corporations have greater clinical, research, regulatory and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop and market new products.
We are reliant on a few customers and our distributors for sales of our products.
     Virtually all of our operating revenues have come from sales to two distributors in foreign countries of DR-70® kits and from sales to a few domestic customers of our OEM products. For the year ended December 31, 2005 over 95% of our revenues were derived from sales of DR-70® and we had only nominal sales of our OEM products. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70® or our OEM products. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70® kits or OEM product from us. Accordingly, based upon this fact, historical sales, and the uncertainty of FDA approval for sale of DR-70® in the United States, any projection of future orders or sales of DR-70® kits or OEM product is unreliable. In addition, the amount of our products purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
We are subject to risks associated with our foreign distributors.
     Our business strategy includes the continued dependence on foreign distributors for our DR-70® product. To date, we have not been successful in generating a significant increase in sales through distribution channels in existing markets or in developing distribution channels in new markets. We are also subject to the risks associated with our distributor’s operations, including: (i) fluctuations in currency exchange rates, (ii) compliance with local laws and other regulatory requirements, (iii) restrictions on the repatriation of funds, (iv) inflationary conditions, (v) political and economic instability, (vi) war or other hostilities, (vii) overlap of tax structures, and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect our business.

Risks related to Jade Acquisition and operations on China
     At this time, the Company has no definitive agreement to acquire the Jade Entities. If a definitive agreement is reached and the transaction to acquire the Jade Entities is closed, we will be subject to all of the risks attendant to the transaction, as well as those related to manufacturing and distributing of pharmaceutical products in China. Those risks include, among others, significant dilution as a result of the issuance of our shares to acquire the Jade Entities, strict governmental regulations in China related to manufacturing and distributing pharmaceutical products, dependence on foreign management of our manufacturing operations, potential product liability for misbranded or defective products, intense competition from other foreign pharmaceutical manufacturers and distributors, most of whom will have greater resources than the Company and possible losses due to currency fluctuation. No assurances will be given that the transaction with the Jade Entities will be consummated, or if closed, what the timing thereof will be.
We do not intend to pay dividends on our common stock in the foreseeable future.
     We currently intend to retain any earnings to support our growth strategy and do not anticipate paying dividends in the foreseeable future.
     If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.
     Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. When we become subject to Section 404, we will be required to begin the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
Loss of AMEX listing could adversely affect the marketability and price of our shares.
     We are not currently in compliance with the standards for a continued listing on AMEX, although AMEX has not yet taken any action to delist our securities. Unless we meet the standards for continued listing, AMEX could at any time (i) commence a proceeding to delist our securities, or (ii) include us in the list of companies that are not in compliance with AMEX’s continued listing standards and require that the indicator “.BC” be added as an extension to our symbol which will be transmitted with any quotation or trade of our shares. The loss of listing on AMEX could adversely affect the marketability and/or price of our shares because some brokers and other traders might refrain from purchasing or trading our shares if we were delisted or if they perceived that a delisting might occur in the near future. Additionally, delisting from AMEX may adversely impact our ability to raise capital in the future.
Our stock price is volatile, which could adversely affect your investment.
     Our stock price, like that of other cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:
•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters; and

•	broader industry and market trends unrelated to our performance.
In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.
We have Limited Product Liability Insurance
     We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities, which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. We carry product liability insurance for any such claims, but only in an amount equal to $2,000,000 per occurrence/ $2,000,000 aggregate liability, which may be insufficient to cover all claims that may be made against us.
Employees
     As of March 27, 2006, we had three full-time employees. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.
Item 2. Description of Properties
     Our offices, research laboratory and manufacturing facilities consist of 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities on a month to month basis at a monthly rate of $6,373 per month, including property taxes, insurance and maintenance. Relations with the landlord are good and we do not expect to have to relocate our executive offices.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to our security holders for a vote during the fourth quarter of 2005.

Part II
Item 5. Market for Common Equity and Related Stockholder Matters
     Our common stock is listed on the American Stock Exchange under the symbol “ADL.” On September 16, 2005, AMEX sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to change the Company’s trading symbol to add “.BC” to denote its non-compliance or delist the Company.
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
     Set forth in the following table are the high and low closing prices for the years ended December 31, 2004 and 2005 for our common stock.

Quarter Ended	High	Low
March 31, 2004	$1.71	$0.93
June 30, 2004	$1.13	$0.76
September 30, 2004	$1.00	$0.56
December 31, 2004	$1.23	$0.78

Quarter Ended	High	Low
March 31, 2005	$0.76	$0.76
June 30, 2005	$0.82	$0.30
September 30, 2005	$0.52	$0.37
December 31, 2005	$0.44	$0.28
     As of March 27, 2006, there were approximately 900 record holders of our common stock.
     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

     Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company that were authorized for issuance as of December 31, 2005:

	(a)	(b)	(c)
Number of securities
remaining available
		Weighed-	for future issuances
	Number of securities	average exercise	under equity
	to be issued upon	price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	4,083,185	$1.40	1,071,261

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	4,083,185	$1.40	1,071,261
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
     Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2005 and through March 21, 2006, we issued restricted unregistered shares of our securities in the following transactions:
     On January 5, 2006, the board of directors authorized the issuance of 500,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to a Consulting Agreement dated July 22, 2005 (see below). The shares were issued on January 9, 2006 and were valued at $135,000 based upon the trading price of the common stock on that date. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.
     On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant for financial advisory services to be provided from April 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on such date, and were charged to general and administrative expense in the period the services were provided. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

     On July 22, 2005, the board of directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd. for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 25, 2005. The shares were valued at $182,000 based upon the trading price of the common stock on such date, and were charged to general and administrative expense in the period the services were provided. The common stock was issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.
     Pursuant to stockholder authorization received on September 27, 2004, on August 29, 2005 we closed a combined private placement offering under Regulation D and Regulation S for sale to accredited investors of units consisting of shares and warrants to purchase one-half of the number of shares sold in the offering. A total of 3,163,591 shares were sold and warrants to purchase 1,581,796 were issued in the offering for gross proceeds of $1,007,000. The warrants are exercisable at between $0.44 and $.49 per share depending on the date of issuance. The placement agents also received warrants to purchase an aggregate of 316,359 shares exercisable at $0.44 or $0.49 per share, depending on the date of issuance.
     In connection with the offer and sale of securities to the purchasers in the offering, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rule 506 promulgated under the Securities Act.
     In November 2005, we registered with the Securities and Exchange Commission on Form S-3 the secondary offering and resale of the shares and the warrant shares sold in the August 2005 private placement offering.
     In connection with our August 2005 offering, we utilized the services of Galileo Asset Management, S.A., a Swiss corporation, for sales to non-U.S. persons and Havkit Corporation, an NASD member broker-dealer, as our placement agent for sales in the United States. For their services, Galileo and Havkit received an aggregate of $100,700 and warrants to purchase an aggregate of 316,359 shares of our common stock. We also paid Galileo $30,210 as a three percent (3%) non-accountable expense allowance in connection with the offering and also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers to the placement agents.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     Total assets decreased to $3,181,841 at December 31, 2005 from $4,403,751 at December 31, 2004. The decrease resulted from the use of cash for normal operations which exceeded the sum of net proceeds of a private offering of common stock in August 2005 and nominal revenues for the 2005 fiscal year.
     Our total outstanding indebtedness increased to $197,331 at December 31, 2005 as compared to $165,373 at December 31, 2004. The increase resulted from an increase in accrued expenses and normal accounts payable existing at fiscal year end 2005.
     From December 31, 2004 to December 31, 2005, our cash and cash equivalents decreased by approximately $1,207,000, primarily because cash used for normal operations exceeded the cash received from the sale of common stock. As of March 27, 2006, cash is being depleted at the rate of approximately $175,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our Combination Immunogene Therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent prosecution for the CIT technology. As of March 27, 2006, our cash on hand was approximately $1,000,000. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not conduct any full scale clinical trials, (iii) no outstanding warrants are exercised, and (iv) without giving effect to the Jade Acquisition, which is expected to close in 2006, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through October 2006.
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
     Valuation of Intangibles. From time to time, we acquire intangible assets that are beneficial to our product development processes. We use our best judgment based on the current facts and circumstances relating to our business when determining whether any significant impairment factors exist. One of those intangibles is the CIT technology, which we acquired from Dr. Chang. Whenever events or changes in circumstances indicate that it carrying amount may not be recoverable, we periodically are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly, we are seeking a strategic partner to license the CIT technology from us. If we cannot attract a large pharmaceutical company to license our CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology may have a substantially reduced value, which could be material. As the CIT asset represents the largest asset on our balance sheet, any substantial deterioration of value would significantly impact our reported financial position and our reported operating results.
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
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Revenue. During the year ended December 31, 2005, the Company generated $67,565 from product sales compared to revenues from product sales $186,182 in the prior year period, a decrease of $118,617, or 63%. The decrease is primarily due to decreased orders for Ketone strips, our principal OEM product. Revenues from sales of OEM products for the year ended December 31, 2005 were nominal compared to $123,465 for the prior year period. Ketone strips comprised approximately 95% of our OEM sales in 2004, and none of our sales in the year ended December 31, 2005. All sales of OEM products were to domestic customers in both the current year and prior year periods. Revenues from sales of DR-70® for the year ended December 31, 2005 were $64,365 compared to $62,717 for the year ended December 31, 2004, an increase of $1,648, or 3%. Domestic customers accounted for $3,200, or 4.7%, and foreign customers accounted for $64,365, or 95.3%, of the DR-70® revenues in the year ended December 31, 2005. Domestic customers accounted for $3,667, or 5.8%, and foreign customers accounted for $59,050, or 94.2%, of the DR-70® revenues in the year ended December 31, 2004.

     The continued low level of DR-70® and OEM product sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged in 2005. Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.
     During 2006, we expect sales of OEM products to be at the same level as experienced in 2005. Assuming FDA approval of DR-70® in 2006, we expect sales of DR-70® to increase in 2006, but any such increase in sales is not expected to impact significantly our operating results for 2006. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2005. Sales in 2006 could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
     Gross Profit. Gross profit increased as a percentage of sales because virtually all sales were DR-70® kits for the year ended December 31, 2005. Gross profit was $54,970 as compared to $113,487 for the year ended December 31, 2004. The decrease in gross profit was due to the decrease in sales.
     Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the levels of the year ended December 31, 2006. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2005. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
     Research and Development. Research and development expenses for the year ended December 31, 2005 were $272,650 as compared to $292,652 for the year ended December 31, 2004. The decrease of $20,002 was primarily a result of a small decrease in expenses related to services provided by our consultants and other costs related to our application for approval of DR-70®.
     General and Administrative Expenses. General and administrative expenses decreased by $149,713 to $2,327,024 for the year ended December 31, 2005 as compared to the $2,476,740 reported for the year ended December 31, 2004 due mainly to small decreases in consulting expenses and legal expenses related to capital formation, regulatory compliance and patent prosecution expenses. The significant components of general and administrative expenses for the years ended December 31, 2004 and 2005 primarily consist of payroll, taxes and benefits, consulting expenses, including financial consulting, investor relations and public relations, professional fees, including legal, audit and patent expenses, and stock exchange and shareholder services expenses.
     Interest Income and Expense. Interest income for the year ended December 31, 2005 was $38,039 as compared to $26,544 for the year ended December 31, 2004. The increase of $11,495, or 43%, is due to the significantly larger average cash balances maintained by the Company during 2005. Interest expense for the years ended December 31, 2005 and 2004 was nil.
     Net Loss and Loss from Operations. As a result of the factors described above, in fiscal year 2005, our net loss was $2,506,665 or ($0.10) per share as compared to a net loss of $2,629,361 or ($0.12) per share in fiscal year 2004. The reduction in the net loss per share was significantly affected by the 14.5% increase in the weighted average number of common shares outstanding.
Assets and Liabilities
     At December 31, 2005, the Company had total assets of $3,181,841 compared to total assets of $4,403,751 at December 31, 2004. Cash and cash equivalents was $1,398,092 as of December 31, 2005, a decrease of $1,207,445 (46.5%) from the $2,605,537 cash on hand as of December 31, 2004. Cash used in operations was $2,064,694; cash used in investing activities was $10,937 and cash provided by financing activities from the sale of common stock was $868,186.
     There were no accounts receivable at December 31, 2005. Inventories increased $10,636 (15.6%), to $78,671, from $68,035 at December 31, 2004. This change is not material.

     Net equipment totaled $17,317 at December 31, 2005 compared to $13,888 at December 31, 2004. This change is not material.
     Total liabilities at December 31, 2005 were $197,331, an increase of $31,958 from the $165,373 at December 31, 2004. Accounts payable and accrued expenses were $97,335 at December 31, 2005, an increase of $13,574 (16.2%) from the $83,761 at December 31, 2004. The increase is primarily due to non-payment of certain deferred obligations and trade payables. Accrued payroll totaled $99,996 at December 31, 2005, an increase of $18,384 compared to $81,612 at December 31, 2004. The increase is due to an increase in the payroll compared to the prior year.
Going Concern
     The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,629,361 and $2,506,665 during the years ended December 31, 2004 and 2005, respectively, and had an accumulated deficit of $28,667,715 at December 31, 2005. In addition, the Company used cash in operations of $2,135,405 and $2,064,694 during the years ended December 31, 2004 and 2005, respectively. At March 21, 2006, the Company had cash on hand of approximately $1,000,000 and cash is being depleted at the rate of approximately $175,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet its projected operating expenses through October 2006.
     The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after October 2006 or to conduct clinical trials which may be required to receive FDA approval is the sale of securities. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interest in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
     In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company has contacted investment bankers and institutional investors to sell securities, but no definitive arrangements to raise additional capital are in place. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.
     In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future.
     These items raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.
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
We have audited the accompanying balance sheet of AMDL, Inc. (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDL, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and negative cash flows from operations through December 31, 2005, and has an accumulated deficit at December 31, 2005. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
CORBIN & COMPANY, LLP
Irvine, California
March 21, 2006

AMDL, INC.
BALANCE SHEET

December 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$1,398,092
Inventories	78,671
Prepaid expenses	123,671

Total current assets	1,600,434

Intellectual property, net	1,558,333
Equipment, net	17,317
Other assets	5,757

Total Assets	$3,181,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$97,335
Accrued payroll and related expenses	99,996

Total current liabilities	197,331

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,313,080 shares issued and outstanding	27,313
Additional paid-in capital	31,646,801
Prepaid consulting	(21,889)
Accumulated deficit	(28,667,715)

Total stockholders’ equity	2,984,510

Total Liabilities and Stockholder’s Equity	$3,181,841

See report of independent registered public accounting firm and accompanying notes to financial statements.

AMDL, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2004	2005
Net revenues	$186,182	$67,565
Cost of sales	72,695	12,595

Gross profit	113,487	54,970

Operating expenses:
Research and development	292,652	272,650
General and administrative	2,476,740	2,327,024

	2,769,392	2,599,674

Loss from operations	(2,655,905)	(2,544,704)

Other income (expense):
Interest income	26,544	38,039

Net loss	$(2,629,361)	$(2,506,665)

Basic and diluted loss available to common stockholders per common share	$(0.12)	$(0.10)

Weighted average common shares outstanding, basic and diluted	21,829,371	25,014,432

See report of independent registered public accounting firm and accompanying notes to financial statements.

AMDL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2004 and 2005

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	18,711,763	$18,712	—	$—	$26,907,021	$(23,531,689)	$3,394,044

Common stock issued for cash, net of cash offering costs of $492,489	4,264,041	4,264	—	—	2,866,277	—	2,870,541
Common stock issued for consulting services	300,000	300	—	—	247,050	—	247,350
Common stock issued for options exercised	223,685	223	—	—	162,081	—	162,304
Estimated fair market value of options and warrants granted to consultants	—	—	—	—	193,500	—	193,500
Net loss	—	—	—	—	—	(2,629,361)	(2,629,361)

Balance, December 31, 2004	23,499,489	$23,499	—	$—	$30,375,929	$(26,161,050)	$4,238,378

See report of independent registered public accounting firm and accompanying notes to financial statements.

AMDL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For The Years Ended December 31, 2004 and 2005

	Common Stock		Preferred Stock		Additional	Prepaid	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Consulting	Deficit	Total
Balance, December 31, 2004	23,499,489	$23,499	—	$—	$30,375,929	$—	$(26,161,050)	$4,238,378

Common stock issued for cash, net of issuance costs of $138,814	3,163,591	3,164	—	—	865,022			868,186
Common stock issued for consulting services	650,000	650	—	—	385,350	(386,000)		—
Estimated fair market value of options and warrants issued to third parties					20,500	(20,500)		—

Amortization of prepaid consulting costs						384,611		384,611
Net loss							(2,506,665)	(2,506,665)

Balance, December 31, 2005	27,313,080	$27,313	—	$—	$31,646,801	$(21,889)	$(28,667,715)	$2,984,510

See report of independent registered public accounting firm and accompanying notes to financial statements.

AMDL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(2,629,361)	$(2,506,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,483	107,508
Common stock issued for services	247,350	365,778
Warrants and options issued for services	193,500	18,833
Changes in operating assets and liabilities:
Accounts receivable	152,967	—
Inventories	790	(10,636)
Prepaid expenses	(21,969)	(71,470)
Accounts payable and accrued expenses	(176,881)	13,574
Accrued payroll and related expenses	(10,284)	18,384

Net cash used in operating activities	(2,135,405)	(2,064,694)

Cash flows from investing activities:
Purchase of property and equipment	(789)	(10,937)

Net cash used in investing activities	(789)	(10,937)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash offering costs of $492,489 in 2004 and $138,814 in 2005	2,870,541	868,186
Proceeds from the exercise of options	162,304	—

Net cash provided by financing activities	3,032,845	868,186

Net change in cash and cash equivalents	896,651	(1,207,445)

Cash and cash equivalents, beginning of year	1,708,886	2,605,537

Cash and cash equivalents, end of year	$2,605,537	$1,398,092

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities:
     See Notes 6, 8, and 9 to financial statements for non-cash investing and financing activities.
See report of independent registered public accounting firm and accompanying notes to financial statements.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,629,361 and $2,506,665 during the years ended December 31, 2004 and 2005, respectively, and had an accumulated deficit of $28,667,715 at December 31, 2005. In addition, the Company used cash in operations of $2,135,405 and $2,064,694 during the years ended December 31, 2004 and 2005, respectively. At March 21, 2006, the Company had cash on hand of approximately $1,000,000 and cash is being depleted at the rate of approximately $175,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet its projected operating expenses through October 2006.
The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after October 2006 or to conduct clinical trials which may be required to receive FDA approval is the sale of securities. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interest in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company has contacted investment bankers and institutional investors to sell securities, but no definitive arrangements to raise additional capital are in place. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.
In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to de-list the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future.
These items raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.
Advertising
The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the years ended December 31, 2004 or 2005.
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
Intangible Assets
The Company has expended funds for patents that are in various stages of the filing approval process. During 2004 and 2005, the Company expended approximately $21,328 and $21,975 respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000 (see Note 4). The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recognized amortization expense of $100,000 for each of the years ended December 31, 2004 and 2005.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of its intellectual property and its equipment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. Factors the Company considers important that could indicate the need for an impairment review include the following:
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
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no significant indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2005. There can be no assurance, however, that market conditions will allow us to realize the value of our technologies and prevent future long-lived asset impairment.
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
     Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA, and we submitted the results to the FDA in September 2003. In January, 2004, the

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. The Company is revising its strategy for FDA approval and the Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approvals, and the effect of the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.
Accounting for Stock-Based Compensation
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
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
SFAS 123 changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.
SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by APB 25. Entities electing to retain the accounting method of APB No. 25 must make pro forma disclosures of net loss and loss per share, as if the fair value method of accounting defined in SFAS 123 had been applied.
At December 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005

	Year ended December 31,
	2004	2005
Net loss as reported	$(2,629,361)	$(2,506,665)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(1,094,200)	(72,000)

Pro forma net loss	$(3,723,561)	$(2,578,665)

Basic and diluted loss per share — as reported	$(0.12)	$(0.10)

Basic and diluted loss per share — pro forma	$(0.17)	$(0.10)

See Note 12 for stock option activity subsequent to December 31, 2005.
Basic and Diluted Loss Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 617,392 and 366,028 for the years ended December 31, 2004 and 2005, respectively.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
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
Segments of an Enterprise and Related Information
The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During the year ended December 31, 2004, approximately 31.7% of our net revenues were to customers in foreign countries. Of the foreign revenues, approximately 84.1% were to customers in Korea and 15.9% were to customers in Taiwan. During the year ended December 31, 2005, approximately 95% of our net revenues were from sales of DR-70®. In 2005, sales of DR-70® were made to two foreign customers, one in Korea ($57,925) and one in Taiwan ($5,640). One US based customer also purchased two DR-70® kits ($800), which were used for research purposes only. All of the Company’s assets are held in the United States of America and all transactions are denominated in U.S. dollars.
Concentration of Risk
The Company had no accounts receivable as of December 31, 2005. During 2005 the company’s primary OEM customer declared bankruptcy resulting in the lower sales for this fiscal year. This customer accounted for 62.1% of net revenues in 2004. This customer no longer purchases from us.
From time to time, the Company maintains credit balances at certain institutions in excess of the FDIC limit. As of December 31, 2005, the Company had approximately $1,298,000 in excess of this limit.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have an impact on its financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company expects to adopt SFAS 123(R) in the first fiscal quarter of 2006.
SFAS 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
of SFAS 123(R), the Company will be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the modified prospective application and the modified retrospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt SFAS 123(R) using the modified prospective application.
As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a negative impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the Company’s financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.
In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 5, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected have a material effect on the Company’s financial position, results of operations or cash flows.
NOTE 2 — INVENTORIES
Inventories consist of the following at December 31, 2005:

Raw materials	$64,542
Work-in-process	14,012
Finished goods	117

$78,671

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2005 consists of the following:

Office equipment	$42,709
Lab equipment	12,371

55,080
Less accumulated depreciation	(37,763)

$17,317

Depreciation expense was $8,483 and $7,508 for the years ended December 31, 2004 and 2005, respectively.
NOTE 4 — INTELLECTUAL PROPERTY
Intangible assets consist of the following as of December 31, 2005:

Purchased patent pending technology	$2,000,000

Accumulated amortization	(441,667)

$1,558,333

During each of the years ended December 31, 2004 and 2005, amortization expense totaled $100,000. The estimated amortization expense for the next five years is as follows:

Years Ending
2006	$100,000
2007	100,000
2008	100,000
2009	100,000
2010	100,000
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
NOTE 5 — INCOME TAXES
The tax effects of temporary differences that give rise to deferred taxes at December 31, 2005 are as follows:

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005

Deferred tax asset:
Net operating loss carry forward	$10,026,000
Expenses recognized for granting of options and warrants	680,000

Total gross deferred tax asset	10,706,000

Less valuation allowance	(10,706,000)

Net deferred tax asset	$—

The valuation allowance increased by approximately $1,052,000 and $864,000 during the years ended December 31, 2004 and 2005, respectively. No current provision for income taxes for the years ended December 31, 2004 and 2005 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.
The provision for income taxes for fiscal 2004 and 2005 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2004	2005
Computed tax benefit at federal statutory rate	$(894,000)	$(852,000)
State income tax benefit, net of federal effect	(158,000)	(150,000)
Expired net operating losses	—	138,000
Increase in valuation allowance	1,052,000	864,000
Other	800	800

	$800	$800

As of December 31, 2005, the Company had net operating loss carry forwards of approximately $24,680,000 and $12,646,000 for federal and state income tax reporting purposes, which expire at various dates through 2025 and 2015, respectively.
The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2005.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company leases its laboratory and manufacturing space under a non-cancelable operating lease agreement that expired on July 31, 2005 and was renewed on a month to month basis. The lease requires monthly lease payments of $6,373.
Rent expense was approximately $76,000 for each of the years ended December 31, 2004 and 2005.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
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
The Company is also defending a companion case filed in the same court by the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues there-from.
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

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
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
Consulting Agreements
The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During 2004 and 2005, the Company paid cash, stock and warrants to third parties under these agreements. See Note 9 for a summary of non-cash consulting agreements.
Employment Agreement
On January 31, 2005, the Company entered into a three year employment agreement with the President and Chief Executive Officer at a base compensation of $400,000 per year. Under the employment agreement, the officer also received non-qualified stock options to purchase 300,000 shares of the Company’s common stock, under its 1999 Stock Option Plan exercisable at $0.83 per share.
Licensing Agreements
The Company has an agreement to pay royalty fees to JGT Management Services Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008; however, the Company may elect to pay a $25,000 buy-out fee after October 1, 2003, subject to acceptance by JGT. During 2004 and 2005, the Company paid or accrued $1,471 and $1,472, respectively, in connection with this agreement.
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
NOTE 7 — STOCK OPTIONS
Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 2,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Options to purchase 300,000 shares under the 1999 Plan were granted to the President of the Company on January 25, 2005 in connection with his employment agreement. No options were granted under the 1999 Plan in 2004. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of December 31, 2005, 1,274,370 options at an average exercise price of $2.33 per share

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
were outstanding under the 1999 Plan. The Company had 541,261 options available for grant under the 1999 Plan at December 31, 2005.
On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted under the 2002 Plan in 2004 and 2005. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of December 31, 2005, 938,815 options at an average exercise price of $0.64 per share were outstanding under the 2002 Plan. The Company had no options available for grant under the 2002 Plan at December 31, 2005.
On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 2,400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, 251,300 options were granted under incentive stock option agreements to employees, and 1,143,700 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. During 2004, 5,000 options were granted under an incentive stock option agreement to one employee; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire 5 years after the date of issuance. During 2004, options to purchase 470,000 shares of common stock were granted under non-qualified stock option agreements to one employee/director and the other directors of the Company; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. In accordance with SFAS 123, the Company recognized $17,000 of non-cash consulting expense related to the options issued to the consultant in 2004. As of December 31, 2005, 1,870,000 options at an average exercise price of $1.15 per share were outstanding under the 2004 Plan. The Company had 530,000 options available for grant under the 2004 Plan at December 31, 2005.
The following is a status of the stock options outstanding at December 31, 2004 and 2005 and the changes during the years then ended:

	2004		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	3,000,000	$1.51	4,318,185	$1.46

Granted	1,870,000	1.15	300,000	0.83
Exercised	(223,685)	(0.73)	—	—
Expired/forfeited	(328,130)	(0.68)	(535,000)	(1.53)

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005

Outstanding and exercisable, end of year	4,318,185	$1.46	4,083,185	$1.40

Weighted average fair value of options granted		$0.61		$0.24

The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted
		Average
	Number of	Remaining
	Optioned	Contractual
Exercise Price	Shares	Life (Years)
$4.00	475,000	1.7
$2.39	50,000	2.4
$2.25	177,000	2.0
$1.23	1,395,000	4.2
$1.10	516,185	4.0
$0.97	5,000	4.3
$0.93	470,000	4.8
$0.83	300,000	3.5
$0.48	695,000	1.6
The fair value of each option granted during 2004 and 2005 to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 137 percent and 83 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 1.5 percent and 3.12 percent, respectively, and (iv) expected lives of one year, respectively.
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

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
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
On February 17, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.90 per share. The warrants were valued at $7,000 using the Black-Scholes pricing method and charged to general and administrative expense in 2005.
On May 19, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from June 1, 2005 through August 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.71 per share. The warrants were valued at $6,750 using the Black-Scholes pricing method and charged to general and administrative expense in 2005.
On August 31, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from September 1, 2005 through November 30, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.39 per share. The warrants were valued at $4,250 using the Black-Scholes pricing method and was charged to general and administrative expense in 2005.
In August 2005, the Company issued warrants to purchase a total of 1,898,155 shares in connection with the August 2005 private placement offering. (See Note 9.)
On November 30, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah Capital Management, Inc., a consultant, for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The common shares issuable on exercise of the warrants are exercisable at $0.35 per share. The warrants were valued at $2,500 using the Black-Scholes pricing method and $833 was charged to general and administrative expense in 2005. The remaining $1,667 will be amortized to expense over the remaining term of the consulting agreement.
The fair value of each warrant granted during 2004 and 2005 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 140 percent and 109 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 1.9 percent and 3.75 percent, respectively, and (iv) expected lives of one year.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
The following represents a summary of the warrants outstanding at December 31, 2004 and 2005 and changes during the years then ended:

	2004		2005
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	754,908	$0.77	4,816,897	$1.19

Granted	4,205,795	1.24	1,998,155	0.48
Expired/forfeited	(143,806)	(0.68)	(200,000)	(0.39)
Exercised	—	—	—	—

Outstanding and exercisable, end of year	4,816,897	$1.19	6,615,052	$1.00

Weighted average fair value of warrants granted		$0.63		$0.21

The following table summarizes information about warrants outstanding at December 31, 2005:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$1.58	205,620	0.1
$1.46	1,588,380	1.0
$1.17	1,767,415	3.0
$1.09	250,000	1.6
$0.99	250,000	1.6
$0.94	250,000	1.6
$0.92	100,000	1.6
$0.90	25,000	1.2
$0.71	25,000	1.4
$0.49	1,256,250	2.6
$0.44	641,905	2.6
$0.39	230,482	0.7
$0.35	25,000	1.9
The outstanding warrants at December 31, 2005 are held by consultants and other service providers, stockholders, and former note-holders.
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

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
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
On September 27, 2004, the stockholders of the Company authorized the issuance of 6,500,000 shares of common stock at a discount of up to 25% below the current market price at the time of issuance. In December 2004 pursuant to the September 27, 2004 stockholder authorization, the Company issued 1,606,741 shares of common stock to investors as part of a unit offering which generated gross proceeds of $1,237,190 in two closings in December 2004, Then, under the same stockholder authorization, on August 9, 2005, the board of directors authorized additional Regulation S and Regulation D companion offerings for the sale of up to 3,200,000 units consisting of one share of common stock at a discount of up to 25% below the current market price at the time of issuance and a warrant to purchase one-half share of common stock (a “unit”), to accredited and non-U.S. investors only, in a private placement. A total of 2,093,750 shares were sold at $0.32 per share and 1,069,841 shares were sold at $0.315 per share, each price representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to each of two closing dates. The Company received a total of $1,007,000 in gross proceeds in the two closings, which closings took place on August 16 and August 29, 2005, respectively, for a total of 3,163,591 units. Under the terms of the August 2005 offering, investors received warrants to purchase a number of shares (“Warrant Shares”) of common stock equal to the one-half the total number of shares purchased in the offering. The warrants are exercisable at $0.49 and $0.44 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the two closings. Each warrant became exercisable on the date of issuance and remains exercisable until three years after the respective closing, namely, August 16, 2008 or August 29, 2008.
In connection with our August 2005 offering, we utilized the services of Galileo Asset Management, S.A., a Swiss corporation for sales to non-U.S. persons, and Havkit Corporation, an NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Havkit received an aggregate of $100,700 and warrants to purchase an aggregate of 316,359 shares of our common stock at exercise prices of $0.44 to $0.49 per shares, depending on the date of issuance. We also paid Galileo $30,210, as a three percent (3%) non-accountable expense allowance in connection with the offering, and we have also agreed to pay a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling $7,904 in connection with the offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
On November 15, 2005, our Form S-3 registration statement with the Securities and Exchange Commission was declared effective registering 5,786,746 shares of the Company’s common stock consisting of (i) the total of 3,163,591 shares issued to the investors in the August 2005 offering (ii) the 1,581,796 shares issuable upon exercise of the related investor warrants and the 316,359 shares issuable upon exercise of the warrants issued to the placement agent in the offerings; (iii) the 300,000 shares issued to Boston Financial Partners in April 2005 (see Non-Cash Financing Activities below); (iv) 350,000 shares to First International Capital Group, Ltd., in July 2005 (see Non-Cash Financing Activities below) and (v) the 75,000 shares issuable upon exercise of the warrants granted to Savannah Capital Management, Inc. in February, May and August 2005. (See Note 8).
Non-Cash Financing Activities
On March 15, 2004, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from March 18, 2004 through July 31, 2004, and the Company issued the shares on March 19, 2004. The shares were valued at $247,350 based upon the trading price of the common stock on such date and this amount was charged to general and administrative expense in the year ended December 31, 2004.
On April 11, 2005, the board of directors authorized the issuance of 300,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from April, 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April, 11, 2005, and was charged to general and administrative expense in 2005.
On July 22, 2005, the board of directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd., a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $161,778 was charged to general and administrative expense in the year ended December 31, 2005, and the balance of $20,222 will be charged to general and administrative expense over the remaining contract period.
NOTE 10 — LOSS PER SHARE
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended December 31:

	2004	2005
Numerator for basic and diluted earnings per share — Net loss available to common stockholders	$(2,629,361)	$(2,506,665)

Denominator for basic and diluted earnings per share — Weighted average shares	21,829,371	25,014,432

Basic and diluted loss per share	$(0.12)	$(0.10)

NOTE 11 — RELATED PARTY TRANSACTIONS
On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial

AMDL, INC.
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 2004 and 2005
reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased kits at a total cost of $9,400 and $4,465 during 2004 and 2005, respectively.
NOTE 12 — SUBSEQUENT EVENTS
On January 5, 2006, the Board of Directors authorized the issuance of 500,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to a consulting agreement dated July 22, 2005 which also extended the term of the consulting agreement through July 22, 2006. The shares were issued on January 9, 2006 and were valued at $135,000 based on the trading price of the common stock on that date. This amount will be amortized as consulting expense over the extended term of the amended consulting agreement.
On February 16, 2006, the Board of Directors authorized the issuance of options to purchase 360,000 and 530,000 shares of the Company common stock under the 1999 Plan and 2004 Plan, respectively.
On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2006 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors, consultants and independent contractors of the Company for the purchase of up to 5,000,000 shares of the Company’s common stock. The exercise price per share for incentive and nonqualified stock options shall generally not be less than 100% of the fair market value per share on the date of grant. Options granted under the 2006 Plan expire 10 years from the date of grant. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. The Company has not granted any options under the 2006 Plan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and acting chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. He has concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.
Changes in Internal Controls
     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.
Part III
Item 9. Directors and Executive Officers of the Registrant.
     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

		Year First
Name	Age	Elected	Position

William M. Thompson III, M.D.	77	1989	Chairman of the board of directors

Gary L. Dreher	59	1999	President, Chief Executive
			Officer, Secretary and Director

Douglas C. MacLellan	50	1992	Director

Edward R. Arquilla, M.D., Ph.D.	83	1997	Director

Marvin E. Rosenthale, Ph.D.	72	2002	Director
     Dr. Thompson has been one of our directors since June 1989, Chairman since 1991, and he was CEO during the years 1992-1994. He is currently a member of the clinical surgical faculty of U. C. Irvine School of Medicine. Dr. Thompson has practiced medicine for over 40 years, in general practice, general surgery and trauma surgery. Previously he practiced patent law and worked in the pharmaceutical industry in research, law and senior management for 13 years. During his medical career, he was founding Medical Director of Beach Street and August Healthcare Companies during a 25-year association with the managed care (PPO) industry. Dr. Thompson has also served on the OSCAP Board of SCPIE, the malpractice carrier for 20 years and chaired its Claims Committee. He has been heavily involved with organized medicine and hospital staff management over many years and was a principal architect of the paramedic and emergency systems of Orange County, CA.
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

     Mr. MacLellan is a member of the board of directors and chairman of the audit and governance committees of the Company. Mr. MacLellan is currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. Mr. MacLellan was, as of September 2005, formally Vice-Chairman of the Board of AXM Pharma, Inc. (AMEX:AXJ) and its predecessors, since October 2000. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation) a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and Investment Committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a Principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.
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
Board of Directors Meetings and Committees
     During the fiscal year ended December 31, 2005, there were six meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has established a compensation committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The compensation committee reviews and recommends to the board of directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The board of directors has also established an audit committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditors’ report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. The Board has established a governance committee consisting of Mr. MacLellan, Dr. Rosenthale, and Dr. Thompson. The governance committee makes recommendations on board nominees and reviews management’s performance. Dr. Thompson serves as the Chairman of the compensation committee. Mr. MacLellan serves as the Chairman of the audit and governance committees. Mr. MacLellan serves as the financial expert on the Company’s audit committee.
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
     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2005 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

						Long-Term
	Annual Compensation					Compensation
					Other	Common Shares
					Awards	Underlying	All Other
Name and Position	Year	Salary ($)		Bonus ($)	Compensation ($)	Options Granted (#)	Compensation ($)
Gary L. Dreher,	2005	$400,000		-0-	$18,197	300,000	-0-
President and CEO	2004	$373,750	(1)	-0-	$18,000 (2)	950,000	-0-
	2003	$330,000	(1)	-0-	$17,856 (2)	245,000	-0-

Arthur S. Rosten,	2005	$175,000	(3)	$12,000	-0-	-0-	-0-
Chief Financial Officer	2004	$175,000	(3)	$8,000	-0-	75,000	-0-
	2003	$175,000	(3)	$8,000	-0-	70,000	-0-

(1)	Effective May, 1, 2004 Mr. Dreher’s compensation was raised to $400,000 per annum.

(2)	In addition to Mr. Dreher’s base salary in each year, he received $4,356 for life insurance, $9,000 for car allowance and approximately $4,500 for membership dues.

(3)	Mr. Rosten resigned as Chief Financial Officer on December 21, 2005, but worked for the Company until the end of the 2005 fiscal year.
OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

% of Total Options
	Number of Securities	Granted to	Exercise or
	Underlying Options	Employees in Fiscal	Base Price	Expiration
Name	Granted	Year (3)	($/Sh)	Date
Gary L. Dreher,
President and CEO	300,000 (1)	100%	$0.83 (1)	06/30/2009

(1)	These options were granted as non-qualified stock options under our 1999 Stock Option Plan in connection with this Employment Agreement exercisable at $0.83 per share and expiring on June 30, 2009. All of these options are fully vested and became exercisable on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities
	Shares		Underlying Unexercised	Value of Unexercised In-the-
	Acquired on	Value	Options at FY-End (#)	Money Options at FY-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexerciseable	Exercisable/Unexercisable(1)

Gary Dreher,	0	0	2,405,500/0	$721,650/0
President and CEO
Arthur S. Rosten,	0	0	224,000/0	$67,200/0
Chief Financial
Officer

(1)	Based on a price of $0.30 per share, the closing price as reported on the American Stock Exchange on December 31, 2005.
Director Compensation
     Certain members of our board of directors received cash compensation for their services in 2005 on committees at the rate of $3,000 per month. As Chairman of our compensation committee and as chairman of our governance and audit committees, Douglas MacLellan received an additional $2,000 per month and as Chairman of our compensation committee, Dr. William Thompson received an additional $2,000 per month.
Employment Agreement
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
     Stock Options. The Company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the Company. During 2005, options to purchase an aggregate of 300,000 shares were granted to the President of the Company in connection with his employment agreement.
     On March 14, 2006, the board of directors approved the adoption of the 2006 Equity Incentive Plan, subject to approval of the stockholders.
     CEO Compensation. Mr. Dreher’s salary for fiscal 2005 was $400,000 in accordance with the terms of his employment agreement with the Company. On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.
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

William M. Thompson III, M.D., Chairman
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

	Number of		Percentage
Name and Address(1)	Shares		Owned
Gary L. Dreher	4,705,500	(2)	15.4%

William M. Thompson III, M.D.	610,191	(3)	2.1%
408 Town Square Lane Huntington Beach, CA 92648

Douglas C. MacLellan	530,500	(4)	1.9%
8324 Delgany Avenue Playa del Rey, CA 90293

Edward R. Arquilla, M.D., Ph.D.	459,820	(5)	1.6%
Department of Pathology University of California – Irvine Irvine, CA 92697

Marvin E. Rosenthale, Ph.D.	380,000	(6)	1.3%
32 Canyon Fairway Drive Newport Beach, CA 92660

Chinese Universal Technologies Co., Ltd.	2,000,000	(7)	7.3%
7F-3B1, 61 SEC GUN GYI Road 403 Taichuna, Taiwan

All Directors and Officers	6,686,011		20.6%
as a group (5 persons)

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 350,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 300,000 shares of common stock issuable upon the exercise of options at $0.57, 300,000 shares of common stock issuable upon the exercise of options at $0.83 per share, 250,000 shares of common stock issuable upon the exercise of options at $0.93 per share, per share, 245,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 700,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 100,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 350,000 shares of common stock issuable upon the exercise of options at $4.00 per share. Also includes 2,000,000 shares of common stock for which Mr. Dreher serves as a voting co-trustee (see footnote (8)below) of which he disclaims beneficial ownership.

(3)	Includes, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 150,000 shares of common stock issuable upon the exercise of options at $0.57 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share.

(4)	Includes, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 180,000 shares of common stock issuable upon the exercise of options at $0.57 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share.

(5)	Includes, 65,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 100,000 shares of common stock issuable upon the exercise of options at $0.57 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10 per share, 200,000 shares of common stock issuable upon the exercise of options at $1.23 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.25 per share, and 35,000 shares of common stock issuable upon the exercise of options at $4.00 per share.

(6)	Includes 35,000 shares of common stock issuable upon the exercise of options at $0.48 per share, 55,000 shares of common stock issuable upon the exercise of options at $0.93 per share, 40,000 shares of common stock issuable upon the exercise of options at $1.10, per share, 100,000 shares of common stock issuable upon the exercise of options at $1.23 per share, and 50,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.39 per share.

(7)	The Company believes that one or more individuals may be deemed to share beneficial ownership in these shares due to their control of Chinese Universal Technologies Co., Ltd. The Company is unable to ascertain who those individuals or entities might be. These same 2,000,000 shares of common stock are subject to a Voting Trust Agreement dated as of December 14, 2000 pursuant to which Dr. Fong-Lin Huang and Gary L. Dreher serve as voting co-trustees. The Voting Trust Agreement provides that during its 10 year term, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor shall always, in any election of directors, vote in favor of one nominee of Chinese Universal Technologies Co., Ltd., and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor (or opposed or in abstention) with regard to all such matters, otherwise such vote shall not be counted as having been voted on a proposal, except that the vote or proxy of only one trustee shall be required to count the shares as present for purposes of establishing a quorum.
Item 12. Certain Relationships and Related Transactions.
     On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased DR-70® kits at a total cost of $9,400 and $4,465 during the years ended December 31, 2004 and 2005, respectively.
Item 13. Exhibits.
Exhibit No.
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

	10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

	10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

	10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

	10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

	10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

	10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

	10.34	Executive Management Change in Control Severance Plan (13)

	10.35	The Company’s 2002 Stock Option Plan (14)

	10.36	The Company’s 2004 Stock Option Plan (15)

	10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

	10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005 (17)

*	10.39	2006 Equity Incentive Plan

	21.1	Subsidiaries of the small business issuer

Not Applicable.

*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*	32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.

(17)	Incorporated by reference from the Company’s Form 8-K filed November 22, 2005
Item 14. Principal Accountant Fees and Services
     The Audit Committee, which is composed entirely of independent directors, has selected Corbin & Company LLP as independent accountants to audit our books, records and accounts for the year 2005. Corbin & Company LLP previously audited our financial statements during the fiscal year ended December 31, 2004.
Audit and Non-Audit Fees
     Aggregate fees for professional services rendered to the Company by Corbin & Company, LLP for the years ended December 31, 2005 and 2004 were as follows:

Services Provided	2005	2004
Audit Fees	$45,000	$38,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$10,300	$18,050

Total	$55,300	$56,050
     Audit Fees. The aggregate fees billed for the years ended December 31, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.
     Audit Related Fees. There were no fees billed for the years ended December 31, 2005 and 2004 for the audit or review of our financial statements that are not reported under Audit Fees.
     Tax Fees. There were no fees billed for the years ended December 31, 2005 and 2004 for professional services related to tax compliance, tax advice and tax planning.

     All Other Fees. The aggregate fees billed for the years ended December 31, 2005 and 2004 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3).
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

AMDL, INC.
Dated: March 29, 2006	By:	/s/ Gary L. Dreher
Gary L. Dreher
President and Chief Executive Officer

Dated: March 29, 2006	By:	/s/ Gary L. Dreher
Gary L. Dreher
Acting Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher	President and Chief Executive Officer and Director	March 29, 2006

Gary L. Dreher	(principal executive officer) Principal Financial and Accounting Officer

/s/ William M. Thompson	Chairman of the Board	March 29, 2006

William M. Thompson III, M.D.

/s/ Edward R. Arquilla	Director	March 29, 2006

Edward R. Arquilla, M.D.

/s/ Douglas C. MacLellan	Director	March 29, 2006

Douglas C. MacLellan

/s/ Marvin E. Rosenthale	Director	March 29, 2006

Marvin E. Rosenthale

EXHIBIT INDEX
Exhibit No.
3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Amendment(3)

4.1	Specimen of Common Stock Certificate(4)

4.2	Certificate of Designations(4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd.(5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990(6)

10.2	The Company’s 1992 Stock Option Plan(2)

10.3	Operating Agreement of ICD, L.L.C.(7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995(7)

10.5	The Company’s Stock Bonus Plan(8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998(9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998(10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998(10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998(10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998(10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998(10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998(10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998(10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999(11)

10.16	The Company’s 1999 Stock Option Plan(11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999(11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999(11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999(11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999(11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999(11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999(11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999(11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999(11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999(4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999(4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000(4)

	10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000(5).

	10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000(5)

	10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000(5)

	10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000(5)

	10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000(5)

	10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

	10.34	Executive Management Change in Control Severance Plan (13)

	10.35	The Company’s 2002 Stock Option Plan (14)

	10.36	The Company’s 2004 Stock Option Plan (15)

	10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

	10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005 (17)

*	10.39	2006 Equity Incentive Plan

	21.1	Subsidiaries of the small business issuer

Not Applicable.

*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*	32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.

(17)	Incorporated by reference from the Company’s Form 8-K filed November 22, 2005