Form 10QSB
period 2006-03-31
AMDL INC
filed 2006-05-15
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     As of May 10, 2006 the Company had 33,399,971 shares of its $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
BALANCE SHEET

March 31,
2006
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$861,543
Inventories	84,560
Prepaid consulting	179,032
Other prepaid expenses	231,736

Total current assets	1,356,871

Intellectual property, net	1,533,333
Equipment, net	17,038
Other assets	5,757

$2,912,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$167,585
Accrued payroll and related expenses	101,179
Customer deposits	9,450

Total current liabilities	278,214

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,813,080 shares issued and outstanding	27,813
Additional paid in capital	32,186,601
Accumulated deficit	(29,579,629)

Total stockholders’ equity	2,634,785

$2,912,999

See accompanying notes to condensed financial statements.

AMDL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net revenues	$15,375	$22,875

Cost of sales	5,772	4,828

Gross profit	9,603	18,047

Operating expenses:
Research and development	47,648	81,444
General and administrative	881,870	500,957

Total expenses	929,518	582,401

Loss from operations	(919,915)	(564,354)

Other income:
Interest income	8,002	9,376

Net loss	$(911,913)	$(554,978)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	27,707,524	23,499,489

See accompanying notes to condensed financial statements.

AMDL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(911,913)	$(554,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,091	26,710
Fair market value of options and warrants issued for services	241,967	2,333
Fair market value of common stock issued for services	141,190	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,600)
Inventories	(5,889)	(11,558)
Prepaid expenses	(108,066)	21,111
Accounts payable and accrued expenses	70,250	14,380
Accrued payroll and related expenses	1,183	9,361
Customer deposits	9,450	—

Net cash used in operating activities	(534,737)	(494,241)

Cash flows used in investing activities:
Purchase of equipment	(1,812)	(5,575)

Net change in cash and cash equivalents	(536,549)	(499,816)

Cash and cash equivalents at beginning of period	1,398,092	2,605,537

Cash and cash equivalents at end of period	$861,543	$2,105,721

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
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
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through March 31, 2006. As of May 12, 2006, our cash on hand was approximately $2,264,186 and cash is being depleted at the rate of approximately $200,000 per month. Assuming (i) the current level of revenue from the sale of DR-70 ® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70 ® or its combination immunogene therapy technology, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet its projected operating expenses through April 2007.
The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70 ® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after April 2007 or to conduct clinical trials which may be required to receive FDA approval is the sale of securities. In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company is pursuing additional equity financing intended to increase liquidity and better position the Company for future growth. The Company has contacted investment bankers and institutional investors to sell securities, but no definitive arrangements to raise additional capital are in place. There can be no assurances that the Company will be successful in raising any additional funds.
In addition, on April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. The Company has told AMEX representatives in a telephone conversation that the Company intends to submit a plan to bring the Company into compliance. If the Company’s plan is accepted by AMEX, the Company should be able to continue its listing on AMEX for up to an 18 month period during which time the Company will be subject to periodic review to determine whether it has made progress consistent with the plan or otherwise becomes in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future. There can be no assurance that the Company will be able to meet AMEX’s Continued Listing Standards.
These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.
Advertising
The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the three months ended March 31, 2006 and 2005.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Intangible Assets
The Company has expended funds for patents that are in various stages of the filing approval process. During the three months ended March 31, 2006 and 2005, the Company expended $3,955 and $5,554, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $25,000 for each of the three month periods ended March 31, 2006 and 2005.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of its intellectual property and its equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. Factors the Company considers important that could indicate the need for an impairment review include the following:
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
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no significant indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2006. There can be no assurance, however, that market conditions will allow the Company to realize the value of our technologies and prevent future long-lived asset impairment.
Issuance of Stock for Non-Cash Consideration
All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of shares on the date issued.
The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company will record the fair value of the fully vested, non-forfeitable common stock issued for the future consulting services as prepaid services in its balance sheet.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
Risks and Uncertainties
The Company’s proprietary test kit is deemed a medical device or biologic and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.
Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and we submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (DOCRO) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device, which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. Then in January 2005, DOCRO supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the FDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. Representatives of the Company met with the FDA to go over their concerns. The Company is revising its strategy regarding FDA approval of DR-70® and the Company is reviewing additional data which supports the Company’s claim. After a responsive submission is filed, the FDA will likely raise other issues in furtherance of the approval process. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity; including the potential of business failure.
Accounting for Stock-Based Compensation
At March 31, 2006, the Company had three stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the three months ended March 31, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
been restated. Since stock-based compensation expense recognized in the statements of operations is based on awards expected to vest, the compensation expense may be reduced for estimated forfeitures, if any. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued since vesting of awards is generally 100% upon grant.
The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.
The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.
The weighted-average grant date fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $0.27 and $0.24, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	108.0%	83.0%
Risk-free interest rate	4.76%	3.12%
Expected lives	1.0 years	1.0 years
The Company granted 890,000 options during the three months ended March 31, 2006. At December 31, 2005, and at March 31, 2006, all options were vested with a weighted average fair value of $0.91 and $0.79, respectively.
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss before income taxes for the three months ended March 31, 2006 was $240,300 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.02 if the Company had continued to account for share-based compensation under APB Opinion No. 25.
Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits, although a full valuation allowance was applied, resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits resulting from the exercise of stock options for the three months ended March 31, 2006.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation.

Net loss, as reported	$(554,978)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(72,000)

Pro forma net loss	$(626,978)

Net loss per common share — basic and diluted:
As reported	$(0.02)

Pro forma	$(0.03)

The following is a summary of stock option activity during the periods indicated below:

			Weighted
			Average
			Exercise
	Number		Price Per
	Of Shares	Price Per Share	Share
Options outstanding at December 31, 2005	4,083,185		$1.40
Granted	890,000	$0.57	0.57
Cancelled		—
Exercised		—

Options outstanding at March 31, 2006	4,973,185	—	$1.25

There were no options exercised during the three months ended March 31, 2006 and 2005.
The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

		Options Outstanding				Options Exercisable
			Weighted
			Average	Weighted-			Weighted
		Number	Remaining	Average	Aggregate	Number of	Average	Aggregate
Range of		of Shares	Contractual	Exercise	Intrinsic	Shares	Exercise	Intrinsic
Exercise Prices		Outstanding	Life (years)	Price	Value	Exercisable	Price	Value
$0.48	$0.57	1,585,000	3.36	$0.53	$14,400	1,585,000	$0.53	$14,400
$0.83	$0.97	775,000	3.41	$0.89	—	775,000	$0.89	—
$1.10	$1.23	1,911,185	2.91	$1.19	—	1,911,185	$1.19	—
$2.25	$2.39	227,000	0.85	$2.28	—	227,000	$2.28	—
$4.00		475,000	0.42	$4.00	—	475,000	$4.00	—

		4,973,185		$1.25	$14,400	4,973,185	$1.25	$14,400

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.50 as of March 31, 2006, which would have been paid by the optionees had all of them exercised their options as of that date. At March 31, 2006, options to purchase a total of 4,973,185 shares of the Company’s common stock were exercisable at a weighted-average exercise price of $1.25 per share, of which options to purchase 695,000 shares were in-the-money options.
Basic and Diluted Loss Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 190,426 and 507,777 for the three months ended March 31, 2006 and 2005, respectively.
Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that those assets will not be recovered.
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
Segments of an Enterprise and Related Information
During the three months ended March 31, 2006, 100% of our sales were to customers in foreign countries. Of the foreign sales, approximately 75% were to customers in Korea and 25% were to customers in Taiwan. During the three months ended March 31, 2005, approximately 87.8% of our sales were to customers in foreign countries. Of the foreign sales, approximately 82% were to customers in Korea and 18% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
Concentration of Risk
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of March 31, 2006, the Company had approximately $870,000 in excess of this limit.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
NOTE 3 — NON-CASH FINANCING ACTIVITIES
On February 17, 2005, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc. (“Savannah”), a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $0.92 per share. The warrants were valued at $7,000 using the Black-Scholes option model. Of this amount, $2,333 was charged to general and administrative expense in the three months ended March 31, 2005.
On July 22, 2005, the Board of Directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. During the three months ended March 31, 2006, the Company charged $20,222 to general and administrative expense related to this agreement.
On November 30, 2005, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The common shares issuable on exercise of the warrants are exercisable at $0.35 per share. The warrants were valued at $2,500 using the Black-Scholes pricing model, and $1,667 was amortized to general and administrative expense during the three months ended March 31, 2006.
On January 22, 2006, the Board of Directors authorized the issuance of 500,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on the trading price of the common stock on January 23, 2006. Of this amount, $120,968 was charged to general and administrative expense in the three months ended March 31, 2006, and the balance of $179,032, which is recorded in prepaid expenses at March 31, 2006, will be charged to general and administrative expense over the remaining contract period.
See also Note 5 for an additional issuance to First International

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
NOTE 4 — COMMITMENTS AND CONTINGENCIES
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
NOTE 5 — SUBSEQUENT EVENTS
On April 10, 2006 the Company conducted the closing of a combined private offering (“Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock (“Shares”) and warrants (“Warrants”) to purchase a number of shares of common stock equal to the number of shares sold in the Offering (the “Warrant Shares”). The Company received $1,812,495 in aggregate gross proceeds from the sale of a total of 5,006,891 Shares in the Offering. Shares were sold at $0.362, representing a discount of 25% from the

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
average of the closing prices for the five consecutive trading days prior to the second closing date before the closing date. The exercise price of the Warrant Shares issued in the offering was $0.555.
In connection with the Offering, the Company utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer, as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 500,689 shares of the Company’s common stock. The Company also paid Galileo a three percent (3%) non-accountable expense allowance in connection with the Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers.
In connection with the Offering, we filed a registration statement on May 10, 2006 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale of the and resale of the Shares and the Warrant Shares sold in the Offering.
On April 20, 2006, the Board of Directors authorized the issuance of up to an additional 600,000 shares of common stock to First International, pursuant to a second amendment to a consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 580,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on that date. This amount will be amortized as consulting expense over the extended term of the amended consulting agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Liquidity and Capital Resources
Total assets decreased from $3,181,841 at December 31, 2005 to $2,912,999 at March 31, 2006. The decrease is a result of cash used in operating activities and losses.

Our total outstanding current liabilities increased from $197,331 at December 31, 2005 to $278,214 at March 31, 2006. The increase resulted primarily from the increase in general accounts payable and accrued vacation pay.

From December 31, 2005 to March 31, 2006, our cash and cash equivalents decreased by $536,549, primarily as a result of cash used in operating activities. As of May 12, 2006, cash is being depleted at the rate of approximately $200,000 per month, including expected costs related to (i) the application for approval of DR-70® by the FDA (ii) litigation with AcuVector and the University of Alberta and (iii) the estimated costs to complete the acquisition of Jade Pharmaceutical, Inc. (“Jade Acquisition”). As of May 12, 2006, our cash on hand was approximately $2,264,000. Subsequent to the quarter ended March 31, 2006 (and included in the May 12, 2006 cash position), the Company was successful in selling common stock in a private offering which generated approximately $1.5 million in net cash proceeds which will be used for operations. Cash was utilized at an increased amount during the quarter ended March 31, 2006 as a result of increased legal, accounting and travel, all related to the Jade Acquisition. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not conduct any full scale clinical trials, and (iii) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through April 2007.

In addition, approximately $116,000 of costs have been capitalized with respect to the proposed acquisition of Jade Pharmaceutical, Inc. during the three months ended March 31, 2006 and are included in prepaid expenses.
The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70 ® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after April 2007 or to conduct clinical trials which may be required to receive FDA approval is the sale of securities. In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company is pursuing the Jade Acquisition additional equity financing intended to increase liquidity and better position the Company for future growth. There can be no assurances that the Company will be successful in raising any additional funds.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through March 31, 2006.

In addition, on April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. The Company has told AMEX representatives in a telephone conversation that the Company intends to submit a plan to bring the Company into compliance. If the Company’s plan is accepted by AMEX, the Company should be able to continue its listing on AMEX for up to an 18 month period during which time the Company will be subject to periodic review to determine whether it has made progress consistent with the plan or otherwise becomes in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
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
Litigation. We account for litigation losses in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.
Stock-based Compensation Expense
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 0% of the options issued since vesting of awards is generally 100%
Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended March 31, 2006 was $240,300, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options See Note 2 to the financial statements for additional information.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Revenue. During the three months ended March 31, 2006, the Company generated $15,375 from product sales compared to revenues from product sales for the three months ended March 31, 2005 of $22,875, a relatively insignificant change. Management expects revenues will remain low until either FDA grants approval of its DR-70 kit, or until the Company is successful in the completion of a proposed acquisition. There can be no assurances that either of these events will occur.
Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not concluded any material new distribution agreements.
During the balance of 2006, we expect sales of OEM products to be at the same level as experienced for the three months ended March 31, 2006. Assuming FDA approval of DR-70® on or before the end of 2006, we expect sales of DR-70® to increase significantly in

2007. These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the three months ended March 31, 2006 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses primarily related to DR-70® for the three months ended March 31, 2006 were $47,648 compared to the $81,444 for the three months ended March 31, 2005. There were no material changes in the components of research and development expenses.
General and Administrative Expenses. General and administrative expenses increased to $881,870 from $500,957 for the periods ended March 31, 2006 and 2005, respectively. This increase is largely attributed to stock based compensation expense of $240,300 related to options granted to employees and directors which was recorded during the three months ended March 31, 2006 resulting from the adoption of SFAS No. 123(R). Additionally, the Company recorded $120,968 of consulting expense during the three months ended March 31, 2006 related to an amendment to a consulting agreement for advisory services;
Net Loss and Loss from Operations. As a result of the above, in the three months ended March 31, 2006, the Company’s net loss was $911,913 or $(0.03) per share as compared to a net loss of $554,978 or $(0.02) per share for the period ended March 31, 2005.
Assets and Liabilities
At March 31, 2006 assets totaled $2,912,999. The company continues to report two primary assets; cash and cash equivalents and intellectual property. Comparatively, all other assets remain relatively nominal. Unless the Company is successful in acquiring an operating subsidiary, there are no plans for any significant change in asset or liability mix by management at this date.
At March 31, 2006 total liabilities approximated 10% of total assets which is consistent with prior reporting periods. Management does not expect to incur significant liabilities in the near future and has no plans for significant capital expenditures.
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
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Gary L. Dreher, the Company’s chief executive officer and acting chief financial officer, carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. He has concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended March 31, 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Inapplicable.
Item 2. Unregistered Sales of Equity Securities Use of Proceeds
On January 5, 2006, the Board of Directors authorized the issuance of 500,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to a consulting agreement dated July 22, 2005 which also extended the term of the consulting agreement through July 22, 2006. The shares were issued on January 9, 2006 and were valued at $135,000 based on the trading price of the common stock on that date. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in the issuance.
In April 2006, the Company issued 5,006,891 shares of common stock to investors as part of a combined Regulation D and Regulation S private unit offering which generated gross proceeds of $1,812,495at $0.362 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second day prior to the closing date. The investors received warrants to purchase a number of shares (“Warrant Shares”) of common stock equal to the total number of shares purchased in the offering. The warrants are exercisable at $0.555 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the second trading day prior to the closing date. Each warrant becomes exercisable on October 10, 2006 and remains exercisable until April 10, 2009.
In connection with our April 2006 offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 500,689 shares of the Company’s common stock. We also paid Galileo $54,375 as a three percent (3%) non-accountable expense allowance in connection with the Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $15,000 in connection with the Offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.
On May 10, 2006, we filed a Form S-3 registration statement with the Securities and Exchange Commission to register 10,514,471 shares of the Company’s common stock consisting of (i) the total of 5,006,891 shares issued to the investors in the April 2006 offering (ii) the 5,006,891 shares issuable upon exercise of the related investor warrants, and (iii) the 500,689 shares issuable upon exercise of the warrants issued to the placement agents. We also agreed that if the registration statement was not declared effective on or before the earlier of (i) the 120th day following the closing of the Offering, or (ii) the date which is within five (5) business days after the date on which the SEC informs us in writing (a) that the SEC will not review the registration statement, or (b) that we may request acceleration of the registration statement, then we would be obligated to issue as “liquidated damages” to each purchaser, additional warrants in an amount equal to 1.5% of the number of Warrant Shares issuable on exercise of warrants issued to each purchaser for each 30-day period during which such failure to be declared effective had occurred and is continuing, up to a maximum of a total of six percent (6%) of the number of Warrant Shares issuable to each purchaser.
On April 20, 2006, the Board of Directors authorized the issuance of up to 600,000 shares of common stock to First International Capital Group, Ltd. pursuant to a second amendment to a consulting agreement dated July 22, 2005 which extended the term of the consulting agreement through January 22, 2007. The Company issued 580,000 shares of common stock on May 5, 2006 as consideration for the services to be provided pursuant to the amendment. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.
Item 3. Defaults Upon Senior Securities
     Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Inapplicable.
Item 5. Other Information
On April 26, 2006, the American Stock Exchange sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not

meet the requirement of shareholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. The Company has told AMEX representatives in a telephone conversation that the Company intends to submit a plan to bring the Company into compliance. If the Company’s plan is accepted by AMEX, the Company should be able to continue its listing on AMEX for up to an 18 month period during which time the Company will be subject to periodic review to determine whether it has made progress consistent with the plan or otherwise becomes in compliance with the Continued Listing Standards. There can be no assurance that the Company will be able to meet AMEX’s Continued Listing Standards.
Item 6. Exhibits
(a) Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a(/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: May 12, 2006	By:	/s/ Gary L. Dreher

GARY L. DREHER, Chief Executive Officer

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a(/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer