Form 10QSB
period 2006-06-30
AMDL INC
filed 2006-08-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐         No ☒
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No ☐
As of August 12, 2006 the Company had 33,487,096 shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
BALANCE SHEET
ASSETS

June 30,
2006
(Unaudited)
Current assets:
Cash and cash equivalents	$1,863,492
Inventories	78,167
Prepaid consulting	377,032
Other prepaid expenses	352,667

Total current assets	2,671,358

Intellectual property, net	1,508,333
Equipment, net	15,789
Other assets	5,757

$4,201,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$302,080
Accrued payroll and related expenses	109,280
Total current liabilities	411,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,487,096 shares issued and outstanding	33,487
Additional paid in capital	34,029,092
Accumulated deficit	(30,272,702)

Total stockholders’ equity	3,789,877

$4,201,237

See accompanying notes to condensed financial statements.

AMDL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$17,725	$16,550	$33,100	$39,425

Cost of sales	6,717	2,589	12,489	7,417

Gross profit	11,008	13,961	20,611	32,008

Operating expenses:
Research and development	71,597	77,174	119,245	158,618
General and administrative	639,183	551,813	1,521,053	1,052,770

	710,780	628,987	1,640,298	1,211,388

Loss from operations	(699,772)	(615,026)	(1,619,687)	(1,179,380)

Other income:
Interest income	6,698	8,450	14,700	17,826

Net loss	$(693,074)	$(606,576)	$(1,604,987)	$(1,161,554)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding, basic and diluted	32,951,138	23,763,225	30,315,429	23,632,086

See accompanying notes to condensed financial statements.

AMDL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,604,987)	$(1,161,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,325	53,520
Fair market value of options granted to employees for services	240,300	—
Fair market value of common stock and warrants issued for services	292,857	90,850
Changes in operating assets and liabilities:
Inventories	504	(17,378)
Prepaid expenses	(228,996)	31,422
Accounts payable and accrued expenses	204,745	(11,869)
Accrued payroll and related expenses	9,284	20,465

Net cash used in operating activities	(1,031,968)	(994,544)

Cash flows used in investing activities:
Purchase of equipment	(2,797)	(9,179)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $354,571 in 2006	1,457,924	—
Proceeds from exercise of warrants	42,241

Net cash provided by financing activities	1,500,165

Net change in cash and cash equivalents	465,400	(1,003,723)

Cash and cash equivalents at beginning of period	1,398,092	2,605,537

Cash and cash equivalents at end of period	$1,863,492	$1,601,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through June 30, 2006. As of August 12, 2006, our cash on hand was approximately $1,413,000 and cash is being depleted at the rate of approximately $200,000 per month. Assuming (i) the current level of revenue from the sale of DR-70 ® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70 ® or its combination immunogene therapy technology, and (iv) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet its projected operating expenses through April 2007.
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
In addition, on April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continue the listing of the Company’s common stock through the end of the third quarter of 2006 subject to certain conditions. Delisting from AMEX may impact our ability to raise capital in the future. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
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
Advertising
The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred for the three and six months ended June 30, 2006 and 2005.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
Intangible Assets
The Company has expended funds for patents that are in various stages of the filing approval process. During the six months ended June 30, 2006 and 2005, the Company expended $13,537 and $10,649, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realizability.
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $50,000 during each of the six month periods ended June 30, 2006 and 2005.
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
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no significant indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2006. There can be no assurance, however, that market conditions will allow the Company to realize the value of our technologies and prevent future long-lived asset impairment.
Issuance of Stock for Non-Cash Consideration
All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the date issued.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid consulting in its balance sheet.
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
Accounting for Stock-Based Compensation
At June 30, 2006, the Company has three stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
SFAS No. 123, “Accounting for Stock Based Compensation, and SFAS No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure.” No stock-based employee compensation cost was recognized in the statement of operations for the six months ended June 30, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payments,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations is based on awards expected to vest, the compensation expense may be reduced for estimated forfeitures, if any. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued since vesting of awards is generally 100% upon grant.
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
The weighted-average grant date fair value of employee stock options granted during the six months ended June 30, 2006 and 2005 was $0.27 and $0.24, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005
Dividend yield	—%	—%
Expected volatility	108%	83%
Risk-free interest rate	4.76%	3.12%
Expected lives	1.0 year	1.0 year
The Company granted 890,000 options during the six months ended June 30, 2006 which resulted in compensation expense of $240,300 which is included in general and administrative expneses. At December 31, 2005, and at June 30, 2006, all options were vested with a weighted average fair value of $0.91 and $0.79, respectively.

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss before income taxes for the six months ended June 30, 2006 was $240,300 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have remained the same if the Company had continued to account for share-based compensation under APB Opinion No. 25.
Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits, although a full valuation allowance was applied, resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits resulting from the exercise of stock options for the six months ended June 30, 2006.
SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2005
Net Loss as reported	$(606,576)	$(1,161,554)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	(72,000)

Proforma net loss	$(606,576)	$(1,233,554)

Basic and diluted loss per share — as reported	$(0.03)	$(0.05)

Basic and diluted loss per share — pro forma	$(0.03)	$(0.05)

The following is a summary of stock option activity during the periods indicated below:

			Weighted Average
	Number		Exercise Price Per
	Of Shares	Price Per Share	Share
Options outstanding at December 31, 2005	4,083,185		$1.40
Granted	890,000	$0.57	$0.57
Options outstanding at June 30, 2006	4,973,185		$1.25

There were no options exercised during the six months ended June 30, 2006 and 2005.
The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

Options Outstanding						Options Exercisable
			Weighted
			Average	Weighted-			Weighted
			Remaining	Average	Aggregate	Number of	Average	Aggregate
Range of		Number	Contractual	Exercise	Intrinsic	Shares	Exercise	Intrinsic
Exercise Prices		of Shares Outstanding	Life (years)	Price	Value	Exercisable	Price	Value
$0.48	$0.57	1,585,000	3.10	$0.53	$189,350	1,585,000	$0.53	$189,350
$0.83	$0.97	775,000	3.16	$0.89	—	775,000	$0.89	—
$1.10	$1.23	1,911,185	2.65	$1.19	—	1,911,185	$1.19	—
$2.25	$2.39	227,000	0.60	$2.28	—	227,000	$2.28	—
$4.00		475,000	0.17	$4.00	—	475,000	$4.00	—

		4,973,185		$1.25	$189,350	4,973,185	$1.25	$189,350

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.65 as of June 30, 2006, which would have been paid by the optionees had all of them exercised their options as of that date. At June 30, 2006, options to purchase a total of 4,973,185 shares of the Company’s common stock were exercisable at a weighted-average exercise price of $1.25 per share, of which options to purchase 1,585,000 shares were in-the-money options.
Basic and Diluted Loss Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 684,571 and 326,422 for the six months ended June 30, 2006 and 2005, respectively.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
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
Segments of an Enterprise and Related Information
During the six months ended June 30, 2006, 7% of sales were domestic customers, and 93% to foreign customers. Of the foreign customers, approximately 19.35% were in Taiwan and 80.65% in S. Korea. During the six months ended June 30, 2005, approximately 7.1.9% of our sales were to domestic customers, approximately 90.4% were to customers in Korea and 9.6% were to customers in Taiwan. All of the Company’s assets are held in the United States and all transactions are denominated in U.S. dollars.
Concentration of Risk
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of June 30, 2006, the Company had approximately $1,778,000 in excess of this limit.
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
NOTE 3 — FINANCING ACTIVITIES
On July 22, 2005, the Board of Directors authorized the issuance of 350,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. During the three months ended March 31, 2006, the Company charged $20,222 to general and administrative expenses related to this agreement.
On November 30, 2005, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah Capital Management, Inc. (“Savannah”) for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The common shares issuable on exercise of the warrants are exercisable at $0.35 per share. The warrants were valued at $2,500 using the Black-Scholes pricing model, $1,667 of which was charged to general and administrative expense during the three months ended March 31, 2006.
On January 22, 2006, the Board of Directors authorized the issuance of 500,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
the trading price of the common stock on January 23, 2006. Of this amount, $270,968 was charged to general and administrative expense in the six months ended June 30, 2006, and the balance of $29,032, which is recorded in prepaid consulting at June 30, 2006, will be charged to general and administrative expense over the remaining contract period.
On April 10, 2006 the Company conducted the closing of a combined private offering (“Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock (“Shares”) and warrants (“Warrants”) to purchase a number of shares of common stock equal to the number of shares sold in the Offering (the “Warrant Shares”). The Company received $1,812,495 in aggregate gross proceeds from the sale of a total of 5,006,891 Shares in the Offering. Shares were sold at $0.362, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the Warrant Shares issued in the offering was $0.555.
In connection with the Offering, the Company utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer, as its placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 500,689 shares of the Company’s common stock valued at $118,686 using the Black-Scholes pricing model. The Company also paid Galileo a three percent (3%) non-accountable expense allowance of $54,636 in connection with the Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. Total costs associated with the sale of the shares were $354,571 which have been netted against the proceeds received.
In connection with the Offering, we filed a registration statement on May 10, 2006 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale of the and resale of the Shares and the Warrant Shares sold in the Offering.
On April 20, 2006, the Board of Directors authorized the issuance of up to an additional 600,000 shares of common stock to First International, pursuant to a second amendment to a consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 580,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on that date. This amount, which is included in prepaid consulting at June 30, 2006 will be amortized as consulting expense over the extended term of the amended consulting agreement.
During the six month period ended June 30, 2006, warrants were exercised for 9,000 shares of common stock at $0.44 per share, and 78,125 shares of common stock at $0.49 per share, resulting in proceeds of $42,241 to the Company.
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

AMDL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
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
Total assets increased from $3,181,841 at December 31, 2005 to $4,201,237 at June 30, 2006. The increase is primarily attributed to the sale of common stock, offset by losses and cashed used in operations.
Our total outstanding current liabilities increased from $197,331 at December 31, 2005 to $411,360 at June 30, 2006. The increase resulted primarily from the increase in general accounts payable.
From December 31, 2005 to June 30, 2006, our cash and cash equivalents increased by $465,400, primarily as a result of monies raised in a private placement offering and the exercise of warrants, offset by cash used in operating activities. As of August 12, 2006, cash is being depleted at the rate of approximately $200,000 per month, including expected costs related to (i) the application for approval of DR-70® by the FDA; (ii) litigation with AcuVector and the University of Alberta; and (iii) the estimated costs to complete the acquisition of Jade Pharmaceutical, Inc. (the “Jade Acquisition”). As of August 12, 2006, our cash on hand was approximately $1,413,000. During the six months ended June 30, 2006, the Company was successful in selling common stock in a private placement offering which generated approximately $1.5 million in net cash proceeds which will be used for operations. Cash was utilized at an increased amount during the six months ended June 30, 2006 as a result of increased legal, accounting and travel, all related to the Jade Acquisition. Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM product do not increase in the near future, (ii) we do not conduct any full scale clinical trials, and (iii) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through April 2007.
The Company’s near and long-term operating strategies focus on obtaining FDA approval for DR-70 ® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after April 2007 or to conduct clinical trials which may be required to receive FDA approval is the sale of securities. In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company is pursuing the Jade Acquisition and additional equity financing intended to increase liquidity and better position the Company for future growth. There can be no assurances that the Company will be successful in raising any additional funds.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through June 30, 2006.
In addition, on April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the

Company into compliance with the AMEX Company Continued Listing Standards. On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continue the listing of the Company’s common stock, subject to certain conditions, through the end of the third quarter of 2006. Delisting from AMEX may impact our ability to raise capital in the future.
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
Stock-Based Compensation Expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued since vesting of awards is generally 100% upon grant.
Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $240,300, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options. See Note 2 to the financial statements for additional information.
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Revenues. During the three months ended June 30, 2006, the Company generated $17,725 from product sales compared to revenues from product sales for the three months ended June 30, 2005 of $16,550, a relatively insignificant change. Management expects revenues will remain low until either FDA grants approval of its DR-70® kit, or until the Company is successful in the completion of a proposed acquisition. There can be no assurances that either of these events will occur.

Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not concluded any material new distribution agreements.
During the balance of 2006, we expect sales of OEM products to be at the same level as experienced for the three months ended June 30, 2006. Assuming FDA approval of DR-70® on or before the end of 2006, we expect sales of DR-70® to increase significantly in 2007. These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the three months ended June 30, 2006 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses primarily related to DR-70® for the three months ended June 30, 2006 were $71,597 compared to $77,174 for the three months ended June 30, 2005. There were no material changes in the components of research and development expenses.
General and Administrative Expenses. General and administrative expenses increased to $639,183 from $551,813 for the periods ended June 30, 2006 and 2005, respectively. The increase is largely attributed to increased costs associated with the Jade transaction, including travel, legal, accounting and consulting expenses.
Net Loss and Loss from Operations. As a result of the above, in the three months ended June 30, 2006, the Company’s net loss was $693,074 or $(0.02) per share as compared to a net loss of $606,576 or $(0.03) per share for the period ended June 30, 2005.
Results of Operations
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Revenues. During the six months ended June 30, 2006, the Company generated $33,100 from product sales compared to revenues from product sales for the six months ended June 30, 2005 of $39,425, a relatively insignificant change. Management expects revenues will remain low until either FDA grants approval of its DR-70® kit, or until the Company is successful in the completion of a proposed acquisition. There can be no assurances that either of these events will occur.
Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not concluded any material new distribution agreements.
During the balance of 2006, we expect sales of OEM products to be at the same level as experienced for the six months ended June 30, 2006. Assuming FDA approval of DR-70® on or before the end of 2006, we expect sales of DR-70® to increase significantly in 2007. These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the six months ended June 30, 2006 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
Research and Development. Research and development expenses primarily related to DR-70® for the six months ended June 30, 2006 were $119,245 compared to $158,618 for the six months ended June 30, 2005. There were no material changes in the components of research and development expenses, though the company incurred less outside R&D consulting for the six months ended June 30, 2006 vs. the same period in 2005.
General and Administrative Expenses. General and administrative expenses increased to $1,521,053 from $1,052,770 for the periods ended June 30, 2006 and 2005, respectively. This increase is largely attributed to stock-based compensation expense totaling $240,300 related to options granted to employees and directors which were recorded during the six months ended June 30, 2006 resulting from the adoption of SFAS 123(R). In addition, the company incurred increased legal, accounting and travel expenses due to progress being made on the Jade transaction.

Net Loss and Loss from Operations. As a result of the above, in the six months ended June 30, 2006, the Company’s net loss was $1,604,987 or $(0.05) per share as compared to a net loss of $1,161,554 or $(0.05) per share for the period ended June 30, 2005.
Assets and Liabilities
At June 30, 2006 assets totaled $4,201,237. The Company continues to report two primary assets; cash and cash equivalents and intellectual property. In addition, through June 30, 2006, we incurred approximately $353,000 of prepaid expenses, of which $171,977 relates to acquisition costs associated with our proposed acquisition of Jade Pharmaceutical, Inc. and its subsidiaries. There are a number of conditions to the closing of the acquisition, including the requirement of stockholder approval. The acquisition is expected to close in the third quarter of 2006; however, if the acquisition is not consummated, these prepaid expenses will be written off and expensed as part of our operations. Comparatively, all other assets remain relatively nominal. Unless the Company is successful in acquiring an operating subsidiary, there are no plans for any significant change in asset or liability mix by management at this date.
At June 30, 2006 total liabilities approximated 10% of total assets which is consistent with prior reporting periods. Management does not expect to incur significant liabilities in the near future and has no plans for significant capital expenditures.
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
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Gary L. Dreher, the Company’s chief executive officer and acting chief financial officer, carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. He has concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.
Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended June 30, 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Inapplicable.
Item 2. Unregistered Sales of Equity Securities Use of Proceeds
On January 5, 2006, the Board of Directors authorized the issuance of 500,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, which also extended the term of the consulting agreement through July 22, 2006. The shares were issued on January 9, 2006 and were valued at $135,000 based on the trading price of the common stock on that date. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
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
In connection with our April 2006 offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 500,689 shares of the Company’s common stock. We also paid Galileo $54,375 as a three percent (3%) non-accountable expense allowance in connection with the Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $15,000 in connection with the Offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock. Total costs associated with the $1,812,495 sale of stock were $354,571.
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
During the six month period ended June 30, 2006, warrants were exercised for 9,000 shares of common stock at $0.44 per share, and 78,125 shares of common stock at $0.49 per share netting $42,241 to the company. The shares were issued pursuant to an exception under Section 4(2) of the Securities Act. No underwriter was involved in the issuance.

Item 3. Defaults Upon Senior Securities
Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
Inapplicable.
Item 5. Other Information
On April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continue the listing of the Company’s common stock subject to certain conditions through the third quarter of 2006.
Item 6. Exhibits
(a) Exhibits
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a(/15d-14(a) Certification of Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
32.2 Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a(/15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer