Form 10QSB/A
period 2006-06-30
AMDL INC
filed 2006-08-16
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
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

Explanatory Note
     AMDL, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (“Amendment”) to amend our previously filed Quarterly Report on Form 10-QSB for the three months ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 (the “Original Filing”). This Amendment is being filed to provide the signature of management as required by Form 10-QSB. The required signature page was inadvertently omitted from the Original Filing. Except for the inclusion of the required signature of management on page 23 of this Amendment, this Amendment consists of all information contained in the Original Filing and does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures contained therein.

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

AMDL, Inc.
Dated: August 15, 2006	By:	/s/ Gary L. Dreher
GARY L. DREHER, Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a(/15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer