Form 10QSB
period 2006-09-30
AMDL INC
filed 2006-11-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☑      No ☐
     As of October 31, 2006 the Company had 9,521,119 shares of its $0.001 par value common stock issued and outstanding.

ADML, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
CONSOLIDATED BALANCE SHEET

September 30,
2006
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,005,048
Accounts receivable, net	1,412,151
Inventories	624,310
Prepaid consulting	211,419
Due from directors	9,306
Other prepaid expenses and current assets	80,373

Total current assets	3,342,607

Intellectual property, net	1,483,333
Property and equipment, net	9,281,951
Non-compete agreements	116,997
Product licenses	74,453
Land use rights, net	2,561,299
Other assets	1,316,639

$18,177,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,682,443
Accrued payroll and related expenses	175,890
Current portion of notes payable	1,808,691

Total current liabilities	3,667,024

Notes payable, net of current portion	2,858,715

Total liabilities	6,525,739

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,440,699 shares issued and outstanding	9,441
Additional paid-in capital	42,877,138
Accumulated deficit	(31,235,039)

Total stockholders’ equity	11,651,540

$18,177,279

See accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues(1)	$21,005	$10,250	$54,105	$49,675

Cost of sales	8,972	2,828	21,460	10,245

Gross profit	12,033	7,422	32,645	39,430

Operating expenses:
Research and development	162,894	73,877	282,139	232,495
General and administrative	819,265	609,471	2,340,319	1,662,241

Total operating expenses	982,159	683,348	2,622,458	1,894,736

Loss from operations	(970,126)	(675,926)	(2,589,813)	(1,855,306)

Interest income	7,789	9,100	22,489	26,926

Net loss	$(962,337)	$(666,826)	$(2,567,324)	$(1,828,380)

Basic and diluted loss per share	$(0.13)	$(0.13)	$(0.38)	$(0.38)

Weighted average common shares outstanding, basic and diluted	7,372,750	5,087,080 (2)	6,689,326	4,847,959 (2)

(1)	Represents only the revenues of AMDL, Inc. during the periods covered

(2)	Adjusted for the one-for-five reverse split on September 28, 2006
See accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,567,324)	$(1,828,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,463	80,465
Fair market value of options granted to employees for services	240,300	—
Fair market value of common stock, warrants and options issued for services	481,525	259,345
Changes in operating assets and liabilities, net of effects of acquisition:
Inventories	4,983	(12,099)
Prepaid expenses and other current assets	21,115	(21,221)
Accounts payable and accrued expenses	197,215	(36,486)
Accrued payroll and related expenses	23,415	24,632

Net cash used in operating activities	(1,517,308)	(1,533,744)

Cash flows from investing activities:
Purchase of equipment	(2,797)	(9,179)
Cash paid for JPI acquisition, net of cash acquired	(373,104)	—

Net cash provided by (used in) investing activities	(375,901)	(9,179)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $354,571 and $138,814 in 2006 and 2005, respectively	1,457,924	868,186
Proceeds from exercise of warrants	42,241	—

Net cash provided by financing activities	1,500,165	868,186

Net change in cash and cash equivalents	(393,044)	(674,737)

Cash and cash equivalents at beginning of period	1,398,092	2,605,537

Cash and cash equivalents at end of period	$1,005,048	$1,930,800

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$2,881	$—

Supplemental disclosure of non-cash investing and financing activities:
On September 28, 2006, the Company issued 2,743,000 shares of common stock and options to purchase 500,000 shares of common stock for the acquisition of JPI. See Note 2 for further information.
See accompanying notes to consolidated financial statements.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006. The operating results for fourth quarter 2006 will also include the operating results of Jade Pharmaceutical Inc. (“JPI”), which was acquired by the Company on September 28, 2006. Similarly, the statements of operations and cash flows for the period ended September 30, 2006 do not include any operations of JPI. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB and the financial statements of JPI included in the Form 8-K dated August 29, 2006.
NOTE 2 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
AMDL, Inc.
AMDL, Inc.’s predecessor was incorporated on May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.
Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (“DR-70 ®”) to detect the presence of multiple types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.
On September 28, 2006, the Company’s Board of Directors effected a one-for-five reverse stock split of its common stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.
Acquisition of JPI
On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, we acquired 100% of the outstanding shares of JPI from Jade Capital Group, Limited (“Jade”). JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jhilin Province, PRC and JJB is located in Shangrao, Jian Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
JJB is a manufacturer of proprietary and generic pharmaceutical products, including injectibles, capsules, tablets, liquids and medicated skin products. JJB currently owns 52 product licenses and permits, 10 of which are currently commercialized. YYB is a manufacturer of proprietary and general pharmaceutical products, including capsules, tablets, liquids and medicated skin products. YYB currently owns 86 product licenses and permits, 10 of which are currently commercialized.
Sales of JJB’s products are approximately 40% over-the-counter and 60% to institutional or hospital customers. JJB employs regional sales managers and over three hundred representatives who contact distributors throughout China. There are eighteen distributors who purchase products from JJB. Distributors have the right to return unsold product and returns have historically averaged 2% of sales. JJB has been temporarily prohibited from selling one of its products, Yuxingcoa, in China.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
Both JJB and YYB are wholly-foreign owned enterprises (“WFOEs”). WFOEs are limited liability companies established under PRC Company Law that are exclusively owned by foreign investors. WFOEs are used, among other things, to enable local PRC based entities to carry on business in China, rather than operate in a representative capacity; to acquire land use certificates to own and operate facilities in the PRC; employ persons in the PRC and to hold intellectual property rights; to protect intellectual property and proprietary technology; and to issue invoices to their customers in Renminbi (“RMB”) and record revenues in RMB, but convert the profits into U.S. dollars for reporting on a consolidated basis.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company has made a preliminary allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The Company intends to get an independent appraisal to determine the final purchase price allocations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives are not amortized but, rather, are reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The purchase consideration has been allocated as follows:

Fair Value
Purchase consideration:
Capitalized expenses related to JPI acquisition, primarily legal and accounting	$570,244
Common stock issued	8,229,000
Options to purchase common shares	595,000

$9,394,244

		Amortization
	Fair Value	Period

Allocation:
Cash	$197,140
Accounts receivable	1,440,680
Inventories	550,623
Property and equipment	9,268,300

Land use rights	2,561,299	20-50 years
Prepayments, primarily product licenses	1,292,531
Non-compete agreements	116,997	5 years
Product licenses	74,453	5 years
Current liabilities	(1,440,373)
Current and long term debt	(4,667,406)

	$9,394,244

As a result of the closing, Jade and its shareholders and designees received an aggregate 2,743,000 post reverse split shares of AMDL and options to purchase 500,000 shares of AMDL common stock. The purchase shares were valued as of 12:01AM of September 28, 2006 at $3.00 per share. The options were valued using the Black-Scholes option pricing model. The business and assets of YYB and JJB consists primarily of its pharmaceutical manufacturing facilities, inventories of raw material and finished goods.
The following unaudited pro forma combined results of operations indicate the pro forma results that would have been shown had JPI’s operating results been included with the Company’s operating results for the three and nine months ended September 30, 2006 and 2005. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	For the Three Months September 30, 2005			For the Nine Months Ended September 30, 2005
	AMDL	JPI	Combined	AMDL	JPI	Combined
Net revenues	$10,250	$2,404,041	$2,414,291	$49,675	$4,594,377	$4,644,052

Net income (loss)	$(666,826)	$718,805	$51,979	$(1,828,380)	$1,218,158	$(610,222)

Earnings (loss) per share			$0.01			$(0.13)

	For the Three Months September 30, 2006			For the Nine Months Ended September 30, 2006
	AMDL	JPI	Combined	AMDL	JPI	Combined
Net revenues	$21,005	$1,975,603	$1,996,608	$54,105	$5,071,106	$5,125,211

Net income (loss)	$(962,337)	$791,929	$(170,408)	$(2,567,324)	$1,621,273	$(946,051)

Earnings (loss) per share			$(0.03)			$(0.14)
Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations through September 30, 2006. As of October 31, 2006, our cash on hand was approximately $600,000, and cash is being depleted at the rate of approximately $250,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70 ® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through January 2007.
The Company’s near and long-term operating strategies focus on (i) obtaining Food and Drug Administration (“FDA”) and Sino Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products.
The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, to promote products or to conduct clinical trials which may be required to receive FDA approval after January 2007 is the sale of securities.
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

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
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
On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continue the listing of the Company’s common stock through the end of the third quarter of 2006 subject to certain conditions, including the closing of the JPI acquisition. On November 10, 2006 AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the Continued Listing Standards for two consecutive fiscal quarters. Delisting from AMEX may impact our ability to raise capital in the future. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of AMDL, Inc. and its subsidiary, JPI. Intercompany transactions and balances have been eliminated in consolidation. Since the acquisition of JPI occurred on September 28, 2006, no income or loss was reported for the three or nine months ended September 30, 2006. Any activity that occurred during the period September 29 through September 30, 2006 was considered immaterial.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
Sales Allowances
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
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling fees and costs are included in cost of sales.
Other Comprehensive Income and Foreign Currency Translation
Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income ,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners.
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at year end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income, a component of stockholders’ equity. There were no translation gains for the three and nine months ended September 30, 2006.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.
Advertising
The Company expenses the cost of advertising when incurred as a component of general and administrative expenses. No advertising costs were incurred during the three and nine months ended September 30, 2006 and 2005.
Research and Development
Internal research and development costs are expensed as incurred. Third party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
Inventories
YYB and JJB record inventory at the lower of weighted average cost or net realizable value. Major components of inventories are raw materials, packaging materials, direct labor and production overhead. AMDL’s inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.
The relevant authority in the PRC is currently prohibiting the sale of Yuxingcao. At September 30, 2006, there were Yuxingcao raw materials and finished goods of approximately $86,000, or approximately 20% of JJB’s inventory at September 30, 2006. JJB is currently in discussions with suppliers on the return of the raw materials.
On January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”, Accordingly, the Company recognizes abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) as a charge to income in the current period and allocates fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a significant impact on the Company’s overall results of operations or financial position during the periods presented.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Office equipment	3 to 10 years
Buildings and improvements	5 to 40 years
Machinery and equipment	5 to 15 years
Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. At the time of disposal, the cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Intangible Assets
Intellectual Property
The Company has expended funds for patents that are in various stages of the filing approval process. During the nine months ended September 30, 2006 and 2005, the Company expended $15,873 and $11,187, respectively, on patents. The Company elected to expense these expenditures immediately due to their uncertain realization.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life. The Company recorded amortization expense of $25,000 and $75,000, respectively, during each of the three and nine month periods ended September 30, 2006 and 2005, respectively.
As a result of the acquisition of JPI, the Company recorded the following intangibles:
Land Use Rights
The Company leases certain parcels of land from the Chinese government for terms ranging from 40 to 50 years. The Company capitalized $2,561,299 as land-use rights, which will be amortized on the straight-line method over the applicable lease term. The land and building use rights are pledged with a bank as security for some of the loans granted to the Company. Since these assets were acquired on or about September 30, 2006, there was no amortization for the three and nine month periods ended September 30, 2006.
Non-Compete Agreements
Non-compete agreements were entered into with certain officers of Jade and Jade, itself. The non-compete agreements are amortized over their five year terms using the straight-line method. Since these assets were acquired on or about September 30, 2006, no amortization expense was incurred during the three and nine month periods ended September 30, 2006.
Product licenses
JJB currently has 52 product licenses and YYB has 86 product licenses. The product licenses are being amortized on a straight line basis over their estimated useful life of five years. Since these assets were acquired on or about September 30, 2006, no amortization expense was recorded for the three and nine month periods ended September 30, 2006.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of its non-compete agreements, land use rights, intellectual property, product licenses and property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
•	Changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	Ability to maintain Good Manufacturing Process (“GMP”) certifications
If the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no significant indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2006. There can be no assurance, however, that market conditions will allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.
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
In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid consulting in its consolidated balance sheet.
The Company has four stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure.” No stock-based employee compensation cost was recognized in the statements of operations for the three and nine months ended September 30, 2005, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.
Effective January 1, 2006, the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based payment awards is made as of their respective dates of grant and that determination is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options.
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
The weighted-average grant date fair value of employee stock options granted during the nine months ended September 30, 2006 and 2005 was $0.27 and $0.25, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005
Dividend yield	—%	—%
Expected volatility	105%	83%
Risk-free interest rate	4.9%	3.12%
Expected term	1.0 year	1.0 year
The Company granted 678,001 options during the nine months ended September 30, 2006 which resulted in compensation expense of $240,300, which is included in general and administrative expenses and $595,000, which was capitalized as part of the JPI purchase costs. At September 30, 2006, all outstanding options were vested with a weighted average exercise of $4.15.
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss before income taxes for the nine months ended September 30, 2006 was $240,300 higher than if it had continued to account for share-based compensation under APB Opinion No. 25.
Basic and diluted net loss per share for the nine months ended September 30, 2006 would have been ($0.34) per share if the Company had continued to account for share-based compensation under APB Opinion No. 25.
Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits, although a full valuation allowance was applied, resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits resulting from the exercise of stock options for the nine months ended September 30, 2006.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25.
The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation.

	For the Three
	Months	For the Nine
	Ended	Months Ended
	September	September
	30, 2005	30, 2005
Net loss as reported	$(666,826)	$(1,828,380)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	(72,000)

Pro forma net loss	$(666,826)	$(1,900,380)

Basic and diluted loss per share — as reported	$(0.13)	$(0.38)

Basic and diluted loss per share — pro forma	$(0.13)	$(0.39)

The following is a summary of stock option activity during the nine months ended September 30, 2006:

			Weighted
			Average
			Exercise Price
	Number	Price Per	Per
	Of Shares	Share	Share
Options outstanding at January 1, 2006	816,639		$7.00
Granted	678,001	$2.85-2.95	$2.85-2.95
Expired	(95,000)

Options outstanding at September 30, 2006	1,399,640		$4.15

There were no options exercised during the nine months ended September 30, 2006.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:
For the Three and Nine Months Ended September 30, 2006 and 2005

		Options Outstanding				Options Exercisable
			Weighted
			Average	Weighted-			Weighted
Range of		Number	Remaining	Average	Aggregate	Number of	Average	Aggregate
Exercise Prices (Split		of Shares	Contractual	Exercise	Intrinsic	Shares	Exercise	Intrinsic
adjusted)		Outstanding	Life (years)	Price	Value	Exercisable	Price	Value
$2.40	$2.95	817,001	2.93	$2.83	$41,700	817,001	$2.83	$41,700
$4.15	$4.85	155,000	2.91	$4.46	—	155,000	$4.46	—
$5.50	$6.15	382,238	2.35	$5.97	—	382,238	$5.97	—
$11.25	$11.95	45,401	0.35	$11.40	—	45,401	$11.40	—

		1,399,640		$4.15	$41,700	1,399,640	$4.15	$41,700
The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $2.70 as of September 30, 2006, which would have been paid by the optionees had all of them exercised their options as of that date.
At September 30, 2006, options to purchase a total of 1,399,640 shares of the Company’s common stock were exercisable at a weighted-average exercise price of $4.15 per share, of which options to purchase 139,000 shares were in-the-money options.
Basic and Diluted Loss Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 129,761 and 47,900 for the nine months ended September 30, 2006 and 2005, respectively.
Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that those assets will not be recovered.
Value Added Tax Payable
The Company is subject to a value added tax (“VAT”) at a rate of 17% on all product sales in the PRC. The VAT payable on product sales is computed net of VAT paid on purchases by the Company in the PRC. The Company has included $318,142 in value added tax payable which is due to related party at September 30, 2006, representing VAT remitted by the predecessor of JPI on behalf of the Company.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realization of accounts receivable and inventories, recoverability of long-lived assets, determination of useful lives of intangibles and valuation of deferred tax assets. Actual results could differ from those estimates.
Risks and Uncertainties
The Company’s proprietary test kit is deemed a medical device or biologic and as such is governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70® in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.
Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and we submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device, which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. In January 2005, DOCRO supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the FDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. Representatives of the Company met with the FDA to go over their concerns. The Company is revising its strategy regarding FDA approval of DR-70® and the Company is reviewing additional patient data which supports “substantial equivalence” to CEA.
The Company anticipates presenting this data to the FDA in late 2006. After a responsive submission is filed, the FDA will likely raise other issues in furtherance of the approval process. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.
Operations in China
JJB and YYB operate as WFOE’s in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require the Company to incur additional expenditures which could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Historically, the Chinese government has benchmarked the RMB exchange ratio against the United States dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk; however, no assurances can be given that the risks related to currency deviations of the RMB will not increase in the future. Additionally, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.
Concentration of Risk
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of September 30, 2006, the Company had approximately $700,000, in excess of this limit.
Customers
The Company grants credit to customers within the PRC and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. Reserve for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable of $1,412,151 at September 30, 2006, is net of reserves for doubtful accounts and sales returns of $39,084. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash accounts receivable, accounts payable and accrued expenses and notes payable. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of its financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments.
Recent Accounting Pronouncements
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short period from the date of approval. The Company has determined that there is no significant impact on the Company’s overall results of operations or financial position as a result of this pronouncement.
NOTE 3 — SEGMENT REPORTING
As a result of the acquisition of JPI, the Company will segregate its operations into two reportable segments beginning in the fourth quarter of 2006: AMDL—US and JPI—China. The Company evaluates results of operations of its segments based on business activities, management responsibilities and geographic location.
As the JPI acquisition was not completed until September 28, 2006, no income or loss from JPI was included in the Company’s consolidated financial statements. As of September 30, 2006, the identifiable assets of JPI were $15,502,023.
NOTE 4 – DUE FROM DIRECTORS
Amounts due from directors represent advances to four directors of JJB. As of September 30, 3006, the balance was $9,306. These advances are unsecured, interest-free, and are due on demand.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
NOTE 5 – OTHER ASSETS
Other assets at September 30, 2006 comprise the following:

Prepayments, primarily product licenses	$1,292,531
Other	24,108

$1,316,639

Prepayments include a deposit of approximately $1,140,000 for the acquisition of licenses to manufacture two new medicines.
NOTE 6 — FINANCING ACTIVITIES
On July 22, 2005, the Company issued 70,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006. The shares were valued at $182,000 based on the reverse split adjusted trading price of the common stock on July 22, 2005, the date the issuance was authorized by the Board of Directors. During the three and nine months ended September 30, 2006 and 2005, the Company charged $ 0 and $20,222, respectively, to general and administrative expenses related to this agreement.
On November 30, 2005, the Board of Directors authorized the issuance of warrants to purchase 5,000 shares of common stock at an exercise price of $1.75 per share to Savannah Capital Management, Inc. (“Savannah”) for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The warrants were valued at $2,500 using the Black-Scholes pricing model. The Company recorded general and administrative expense of $0 and $1,667 during the three and nine months ended September 30, 2006, respectively.
On January 22, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on the reverse split adjusted trading price of the common stock on January 23, 2006. The Company recorded general and administrative expense of $29,032 and $300,000 during the three and nine months ended September 30, 2006, respectively.
On April 10, 2006, the Company conducted the closing of a combined private offering (“Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock (“Shares”) and warrants (“Warrants”) to purchase a number of shares of common stock equal to the number of shares sold in the Offering (the “Warrant Shares”). The Company received $1,812,495 in aggregate gross proceeds from the sale of a total of 1,001,378 Shares in the Offering. The Shares were sold at a reverse split adjusted price of $1.81 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the Warrant Shares issued in the offering was $2.78.
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the reverse split adjusted trading price of the common stock on May 5, 2006. During the nine months ended September 30, 2006, the Company charged $136,581 to general and administrative expenses with the balance recorded in prepaid consulting and will be charged to general and administrative expense over the remaining contract period.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
In connection with the, Offering, the Company utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer, as its placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 100,137 shares of the Company’s common stock valued at $118,686 using the Black-Scholes pricing model. The Company also paid Galileo a three percent (3%) non-accountable expense allowance of $54,636 in connection with the Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. Total costs associated with the sale of the shares were $354,571 which have been netted against the proceeds received.
In connection with the Offering, we filed a registration statement on May 10, 2006 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale and resale of the Shares and the Warrant Shares sold in the Offering.
On September 28, 2006, the Company closed the JPI acquisition and in consideration thereof issued 2,743,000 shares of common stock. The shares were valued at $3.00 per share, the market price of our common stock on the closing and were recorded against the assets acquired as set forth in Note 2 to the consolidated financial statements.
During the nine month period ended September 30, 2006, warrants were exercised for 1,800 shares of common stock at $2.20 per share and 15,625 shares at $2.45 per share, resulting in aggregate proceeds of $42,241 to the Company.
NOTES 7 – NOTES PAYABLE
As of September 30, 2006, the Company had $4,667,406 in outstanding indebtedness owed to two financial institutions, representing working capital and construction advances made from June 24, 2004 through January 12, 2006. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% — 9.45% per annum. Any remaining unpaid principal and accrued interest is due at maturity on various dates through December 31, 2008.
Future maturities of notes payable at September 30, 2006 are as follows:

For the Twelve-Month Period Ending
September 30,	Amount
2007	$1,808,691
2008	2,030,797
2009	827,918

$4,667,406

Prior to the purchase of certain assets of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”) by JJB, Kangda had bank loans of $5,357,000 secured by land and buildings which were subsequently transferred to JJB. Pursuant to an agreement between JJB, Kangda and the bank, JJB assumed bank loans of $4,332,000, and Kangda continues to owe the bank $1,025,000.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s combination immunogene therapy technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty and against us for interference with the alleged relationship between Dr. Chang and AcuVector.
The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements.

AMDL, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
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
Product Licenses
The Company is obligated to made addition payments to licensors under certain products licenses if certain sales milestones are achieved.
Suspension of Product Sales
The sale of Yuxingcoa has been temporarily prohibited in the PRC due to safety concerns. During the three months ended September 30, 2006, product returns of this product were approximately $13,000. Sales for the three months ended September 30, 2005 was $204,000. Although the Company’s products are considered safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. Management is of the opinion that sales returns will not be material.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
Indemnities and Guarantees
The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company also has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.
Note 9. Subsequent Events
In October, 2006 warrants to purchase an aggregate 71,451 shares of common stock were exercised for gross exercise proceeds of $198,277.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statements
This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company’s products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company’s management disclaims any obligation to update forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statement.
Overview
AMDL, Inc.’s predecessor was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.
Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (“DR-70 ®” ) to detect the presence of multiple types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.
The Company also owns a Combination Immunogene Therapy (“CIT”) technology that could lead to a vaccine or possibly treat those already diagnosed with cancer. This innovative technology was developed by Lung-Ji Chang, Ph.D. at the University of Alberta, Edmonton, Canada, and acquired by the Company in September 2001. Dr. Chang serves as the Company’s consultant for gene therapy in the continued development of CIT. On May 25, 2004, the Company received a United States patent for CIT. It is possible that CIT could eventually be used to build or protect patient’s immune system for those known to be at risk because of a family history for certain types of cancer. The combination therapy both builds the body’s immune system and destroys cancer cells. CIT employs an innovative approach whereby two genes are inserted into tumor cells to both build the immune system and destroy cancer cells.
Acquisition of Jade Pharmaceuticals Inc.
On September 28, 2006, pursuant to the closing of the Stock Purchase and Sale Agreement dated May 12, 2006, we acquired 100% of the outstanding shares of Jade Pharmaceutical Inc. (“JPI”) from Jade Capital Group Limited (“Jade”). JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). YYB is located in Tuman City, Jhilin Province, PRC and JJB is located in Shangrao, Jian Province, PRC.
JPI sells over-the-counter and prescription pharmaceutical products in the PRC and its business is conducted through two subsidiaries, JJB and YYB. JJB is a manufacturer of proprietary and generic pharmaceutical products, including injectibles, capsules, tablets, liquids and medicated skin products. JJB currently owns 52 product licenses and permits, 10 of which are currently commercialized. YYB is a manufacturer of proprietary and general pharmaceutical products, including capsules, tablets, liquids and medicated skin products. YYB currently owns 86 product licenses and permits, 10 of which are currently commercialized.
Sales of JJB’s products are approximately 40% over the counter and 60% to institutional or hospital customers. JJB employs regional sales managers and over three hundred representatives who contact distributors throughout China. There are eighteen distributors who purchase products from JJB. Distributors have the right to return unsold product and returns have historically averaged 2% of sales.
The sale of Yuxingcoa has been temporarily prohibited in the PRC due to safety concerns. During the three months ended September 30, 2006, product returns of this product were approximately $13,000. Sales for the three months ended September 30, 2005 was $204,000. Although the Company’s products are considered safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. Management is of the opinion that sales returns will not be material.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
YYB has established a multi-level marketing program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. YYB also has eight distributors. 60% of YYB’s products are sold over the counter and 40% are sold to institutional or hospital customers.
Both JJB and YYB are developing educational programs for hospitals, doctors, clinics and distributors with respect to JJB’s and YYB’s product lines. These educational programs are intended to improve sales and promotion of JJB’s and YYB’s products. Both JJB and YYB sell to hospitals, retail stores and distributors who act as agents. One primary distributor has 29 retail outlets throughout the PRC. In addition, JJB and YYB have a dedicated sales team that manages its own direct sales force and retail outlets all over China.
As JJB’s and YYB’s resource permit, both JJB and YYB anticipate expanding their current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered.

The Current Economic and Market Environment
We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise. We plan to achieve this by combining our cancer detection, gene therapy research, and vaccine technology with JPI’s China based pharmaceutical manufacturing, consumer sales, and clinical trials expertise. We believe that the acquisition of JPI will enable us to:
•	Gain access to the fastest growing pharmaceutical and consumer market in the world, China;

•	Platform to in-license North American drugs for manufacture and sale in China and Asia;

•	Expand DR-70® and CIT clinical trials, sales, and marketing into China and Asia;

•	Create new opportunities in cancer related product development in China.
Research and Development
The Company retained the statistical and regulatory firm R.P. Chiacchierini & Associates, LLC to provide additional statistical analysis for the U.S. Food and Drug Administration (“FDA”) to support the Company’s request for clearance to market DR-70® cancer test kits in the U.S. An application has also been submitted to the Chinese Sino Food and Drug Administration (“SFDA”) and Taiwanese FDA for approval of DR-70® in those countries.
JJB and YYB currently perform all of their own research and development activities on new products at their own facilities. JJB continually attempts to develop new products. Currently, JJB is researching and attempting to develop a liver cancer treatment, a bone growth stimulant and an antibiotic for the treatment of the urinary system. Each of these products will require an additional investment of funds before these products will be available for sale, assuming product licenses are obtained for their manufacture. YYB is attempting to develop products for the treatment of cardiovascular disease, treatments for cancer, and a healthy food series.
The Company incurred $282,139 in research and development related to DR-70® for the nine months ended September 30, 2006.
Liquidity and Capital Resources
Total assets increased from $3,181,841 at December 31, 2005 to $18,177,279 at September 30, 2006. The increase is primarily attributed to the acquisition of JPI. The acquisition increased our assets by $15,502,023.
Our total outstanding current liabilities increased from $197,331 at December 31, 2005 to $3,667,024 at September 30, 2006. The increase resulted primarily from the assumption of the current liabilities of JPI of $3,249,064.
From December 31, 2005 to September 30, 2006, our cash and cash equivalents decreased by $393,044, primarily as a result of increased expenditures incurred for investor relations, research and development and professional fees incurred for the acquisition of JPI. As of October 31, 2006, cash is being depleted at the rate of approximately $250,000 per month, including expected costs related to (i) the application for approval of DR-70® by the FDA and SFDA (China); (ii) litigation with AcuVector and the University of Alberta; and (iii) consulting fees related to investor relations. As of October 31, 2006, our cash on hand was approximately $600,000. Cash was utilized at an increased amount during the nine months ended September 30, 2006 as a result of increased legal, accounting and travel, all related to the JPI acquisition. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology, (iv) JPI is able to sustain operations without any additional cash infusion and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through January 2007.
The Company’s near and long-term operating strategies focus on obtaining FDA and SFDA approval for DR-70® and seeking a large pharmaceutical partner for the combination immunogene therapy technology currently owned by the Company. The Company’s only source of additional funds to meet continuing operating expenses after January 2007 or to conduct clinical trials which may be required to receive FDA and/or SFDA approval is the sale of securities. As a part of its ongoing corporate strategy, the Company is seeking additional equity financing intended to increase liquidity and better position the Company for future growth. There can be no assurances that the Company will be successful in raising any additional funds.

There are significant uncertainties which negatively affect our operations. These are principally related to (i) the lack of a developed distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors.
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
The Company does not expect to incur any material capital expenditures in the United States until sales volume increases substantially. Any required future capital expenditures for manufacturing equipment in the United States will be funded out of future revenues or additional equity.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant continuing losses from operations through September 30, 2006.
In addition, on April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide.
Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continue the listing of the Company’s common stock, subject to certain conditions, including closing of the JPI acquisition. AMEX has not issued its final letter that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
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

Inventories. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.
Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
Impairment of Long-Lived Assets. The Company’s long-lived assets consist of its non-compete land use rights, intellectual property, product licenses and property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;
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
Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.
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
Stock-based compensation expense recognized under SFAS 123(R) was determined by the Black-Scholes valuation model and consisted of stock-based compensation expense related to employee and director stock options.
See Note 2 to the consolidated financial statements for additional information.
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Revenues. During the three months ended September 30, 2006, the Company generated $21,005 from product sales compared to revenues from product sales for the three months ended September 30, 2005 of $10,250, a relatively insignificant change. Management expects that revenues from DR-70® will remain at a similar level until either FDA and/or SFDA grants approval of its DR-70® kit.
Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not consummated any material new distribution agreements.
During the balance of 2006, we expect sales of OEM products to be at the same level as experienced for the nine months ended September 30, 2006. Assuming FDA approval of DR-70® on or before the end of 2006, we expect sales of DR-70® to increase significantly in 2007.
JPI is expected to continue at the same level of sales in the fourth quarter of 2006 as it experienced in the prior three quarters, with the exception that no sales of Yuxingcao will be made. This is not expected to have a material adverse impact on JPI’s overall sales for the period.

These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the three months ended September 30, 2006 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products, both in the U.S. and China.
Research and Development. Research and development expenses primarily related to DR-70® for the three months ended September 30, 2006 were $162,894 compared to $73,877 for the three months ended September 30, 2005. This increase is due to supporting JPI in the research and development of DR-70® in China.
General and Administrative Expenses. General and administrative expenses increased to $819,265 from $609,471 for the three months ended September 30, 2006 and 2005, respectively. The increased is largely attributed to increased legal and accounting expenses for additional Securities and Exchange Commission filings and consulting fees paid to various investor relations firms.
Net Loss. As a result of the above, in the three months ended September 30, 2006, the Company’s net loss was $962,337 or $(0.13) per share as compared to a net loss of $666,826 or $(0.13) per share for the period ended September 30, 2005.
Results of Operations
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Revenues. During the nine months ended September 30, 2006, the Company generated $54,105 from product sales compared to revenues from product sales for the nine months ended September 30, 2005 of $49,675, a relatively insignificant change. Management expects revenues from DR-70® will remain low until either FDA and/or SFDA grants approval of its DR-70® kit.
Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not concluded any material new distribution agreements.
During the balance of 2006, we expect sales of OEM products to be at the same level as experienced for the nine months ended September 30, 2006. Assuming FDA approval of DR-70® on or before the end of 2006, we expect sales of DR-70® to increase significantly in 2007.
JPI is expected to continue at the same level of sales in the fourth quarter of 2006 as it experienced in the prior three quarters of 2006, with the exception that no sales of the product Yuxingcao will be made due to Chinese regulatory concerns. The inability to sell Yuxingcao is not expected to have a material adverse impact on JPI’s overall sales for the period.
These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the nine months ended September 30, 2006 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products, both in the U.S. and China.
Research and Development. Research and development expenses primarily related to DR-70® for the nine months ended September 30, 2006 were $282,139 compared to $232,495 for the nine months ended June 30, 2005. The primary reason for the increase is expenditures for research and development of DR-70® in China.
General and Administrative Expenses. General and administrative expenses increased to $2,340,319 from $1,662,241 for the periods ended September 30, 2006 and 2005, respectively. This increase is largely attributed to stock-based compensation expense totaling $240,300 related to options granted to employees and directors which were recorded during the nine months ended September 30, 2006 resulting from the adoption of SFAS 123(R). In addition, the Company incurred increased legal and accounting expenses for additional Securities and Exchange Commission filings and consulting fees paid to various investor relations firms.
Net Loss. As a result of the above, in the nine months ended September 30, 2006, the Company’s net loss was $2,567,324 or $(0.38) per share as compared to a net loss of $1,828,380 or $(0.38) per share for the period ended September 30, 2005.

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Gary L. Dreher, the Company’s Chief Executive Officer/President and Akio Ariura, Chief Financial Officer, carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three and nine months ended September 30, 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Inapplicable.
Item 2. Unregistered Sales of Equity Securities Use of Proceeds
On January 5, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, which also extended the term of the consulting agreement through July 22, 2006. The shares were issued on January 9, 2006 and were valued at $135,000 based on the reverse split adjusted trading price of the common stock on that date. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
In April 2006, the Company issued 1,001,378 shares of common stock to investors as part of a combined Regulation D and Regulation S private unit offering which generated gross proceeds of $1,812,495 at $1.81 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second day prior to the closing date. The investors received warrants to purchase a number of shares (“Warrant Shares”) of common stock equal to the total number of shares purchased in the offering. The warrants are exercisable at $2.78 per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the second trading day prior to the closing date. Each warrant became exercisable on October 10, 2006 and remains exercisable until April 10, 2009.
In connection with our April 2006 offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 100,387 shares of the Company’s common stock. We also paid Galileo $54,375 as a three percent (3%) non-accountable expense allowance in connection with the Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $15,000 in connection with the Offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock. Total costs associated with the $1,812,495 sale of stock were $354,571.
On May 10, 2006, we filed a Form S-3 registration statement with the Securities and Exchange Commission to register 2,102,894 shares of the Company’s common stock consisting of (i) the total of 1,001,378 shares issued to the investors in the April 2006 offering (ii) the 1,001,378 shares issuable upon exercise of the related investor warrants, and (iii) the 100,138 shares issuable upon exercise of the warrants issued to the placement agents. We also agreed that if the registration statement was not declared effective on or before the earlier of (i) the 120th day following the closing of the Offering, or (ii) the date which is within five (5) business days after the date on which the SEC informs us in writing (a) that the SEC will not review the registration statement, or (b) that we may request acceleration of the registration statement, then we would be obligated to issue as “liquidated damages” to each purchaser, additional warrants in an amount equal to 1.5% of the number of Warrant Shares issuable on exercise of warrants issued to each purchaser for each 30-day period during which such failure to be declared effective had occurred and is continuing, up to a maximum of a total of six percent (6%) of the number of Warrant Shares issuable to each purchaser.
On April 20, 2006, the Board of Directors authorized the issuance of up to 120,000 shares of common stock to First International Capital Group, Ltd. pursuant to a second amendment to a consulting agreement dated July 22, 2005 which extended the term of the consulting agreement through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided pursuant to the amendment. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in this issuance. These shares were included in the Form S-3 registration statement described above.

During the six month period ended June 30, 2006, warrants were exercised for 1,800 shares of common stock at $0.44 per share, and 15,625 shares of common stock at $0.49 per share netting $42,241 to the company. The shares were issued pursuant to an exception under Section 4(2) of the Securities Act. No underwriter was involved in the issuance.
On September 28, 2006, upon closing of the acquisition of JPI, we issued 2,743,000 shares of common stock to Jade Capital Group Limited and its designees options to purchase 500,000 shares to certain individuals. No underwriter was involved in the issuance. The shares were valued at the closing price on AMEX at September 28, 2006 and the value was allocated among the assets as set forth in Note 2 to the consolidated financial statements.
Item 3. Defaults Upon Senior Securities
Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Special in Lieu of Annual Meeting of our stockholders, held September 8, 2006, the stockholders voted on numerous proposals.
As the meeting occurred prior to the reverse split, the proposals and votes set forth below are presented in pre-reverse split shares.
At the meeting, the stockholders elected four directors to serve for one year terms or until their successors are duly elected and qualify as follows:

		Shares Withheld
Nominee/Director	Shares for	from Voting
William M. Thompson	29,228,285	260,051
Gary L. Dreher	29,169,570	318,866
Edward R. Arquilla	29,227,685	260,651
Douglas C. MacLellan	29,227,690	260,646

In addition as a result of the approval of the proposal to approve and adopt the Stock Purchase and Sale Agreement dated May 12, 2006, Minghui (Henry) Jia was also elected as a director.
The stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 by a vote of 22,554,135 shares in favor, 314,655 shares against and 99,569 shares abstained from voting.
The stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of preferred stock from 10,000,000 to 25,000,000 by a vote of 22,205,132 shares in favor, 341,104 shares against and 422,123 shares abstained from voting.
The stockholders approved an amendment to our Certificate of Incorporation to reverse split the outstanding shares of common stock on a not less than one-for-five or more than a one-for-ten basis by a vote of 22,361,690 shares in favor, 509,938 shares against and 96,731 shares abstained from voting.
The stockholders approved the proposal to approve and adopt the Stock Purchase and Sale Agreement with Jade Capital Group Limited by a vote of 22,614,624 shares in favor, 256,210 shares against and 97,519 shares abstained from voting.
The stockholders approved the proposal to authorize the issuance of up to 5,000,000 shares of common stock below current market prices by a vote of 19,615,006 shares in favor, 3,174,049 shares against and 179,304 shares abstained from voting.
The stockholders approved the proposal for the adoption of the 2006 Equity Incentive Plan by a vote of 22, 108,449 shares in favor, 616,315 shares against and 243,595 shares abstained from voting.
Item 5. Other Information
On April 26, 2006, the American Stock Exchange (“AMEX”) sent a letter to the Company stating that based on a review of Company’s Form 10-KSB for the year ended December 31, 2005, the Company did not meet certain of the AMEX’s Continued Listing Standards as set forth in Part 10 of the AMEX Company Guide. Specifically, the Company did not meet the requirement of stockholders’ equity of $4,000,000 and the Company had losses from continuing operations in three out of its four most recent fiscal years. In the letter, AMEX gave the Company until May 26, 2006 to submit a plan of action that the Company has taken and will take to bring the Company into compliance with the AMEX Company Continued Listing Standards. On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX was prepared to continue the listing of the Company’s common stock subject to certain conditions including the closing of the JPI acquisition. On November 10, 2006 AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the Continued Listing Standards for two consecutive fiscal quarters. Delisting from AMEX may impact the Company’s ability to raise capital in the future.
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

AMDL, Inc.
Dated: November 13, 2006	By:	/s/ Gary L. Dreher
GARY L. DREHER, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer