Form 10KSB
period 2006-12-31
AMDL INC
filed 2007-04-16
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
(714) 505-4460
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on which
Title of each class	registered

Common Stock, $.001 par value	AMEX

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

(Title of class)
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑     No
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
Yes     No ☑
The issuer’s revenues for the fiscal year ended December 31, 2006 was $2,103,936.
The market value of the voting stock held by non-affiliates of the issuer as of March 29, 2006 was approximately $36,194,724.
The number of shares of the common stock outstanding as of March 29, 2007 was 10,195,697 shares.*
* Includes 100,000  shares in escrow.
DOCUMENTS INCORPORATED BY REFERENCE
Inapplicable.
Transitional Small Business Disclosure Format (check one)
Yes     No ☑

Part 1
Item 1. Description of Business
     We are a theranostics (therapy and diagnosis) company, involved in the detection of cancer and pharmaceutical products. While in the recent past most of our sales have been derived from the sale of one of our OEM products, the Company’s long term potential and prospects will come from: (i) our proprietary product DR-70®, combination immunogene therapy technology, and (ii) from our subsidiary Jade Pharmaceutical Inc. (“JPI”). On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, we acquired 100% of the outstanding shares of JPI from Jade Capital Group Limited (“Jade”). JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jiangxi Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China. In 2007, JPI intends to also engage in direct distribution of pharmaceutical products by opening retail outlets to be known as “Jiexhong Healthy Supermarkets.” JPI will engage in this new line of business through joint ventures in major cities throughout China.
Overview
AMDL, Inc.
     We develop, manufacture, market and sell various immunodiagnostic kits for the detection of cancer and other diseases. Our products may be used by hospital, clinical, research and forensic laboratories and doctor’s offices to obtain precise and rapid identification of certain types of cancer and other diseases. Our DR-70® test kit is used to assist in the detection of at least 13 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon and liver. As DR-70® is a non-invasive blood test; there are no side effects to our test. DR-70® is not yet cleared for sale in the United States.
     Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. In May 2002, we decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval to market DR-70® as an aid in monitoring patients with colorectal cancer. We conducted clinical trials comparing our DR-70® to the currently accepted assay, CEA, and we submitted the results to the FDA in September 2003. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and the FDA advised our consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. In January 2005, DOCRO supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the FDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA.
     On January 25, 2007, we met with the FDA to present an initial pre-IDE document which included a new introduction, literature review, proposed regulatory strategy and included detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. We continue to supply information to the FDA; however, the Company cannot predict the length of time it will take for the FDA to review this documentation or whether approval will ultimately be obtained.
     The Company is subject to the risk of failure to maintain its existing regulatory approvals, and in obtaining FDA regulatory approval of DR-70®, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent therein, including the potential of business failure.
     Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. Other studies of DR-70® as an aid in monitoring and screening for lung cancer in Germany are ongoing. An ovarian study was recently completed and published in the January 2006 German Journal of Obstetrics and Gynecology, demonstrating the comparative sensitivity of DR-70® in that study was 13.1% higher than CA-125. We have received approvals to import and market DR-70® in Canada (for lung cancer), Australia and the UK. During the fourth quarter of 2006, we also received regulatory approval to sell DR-70® in South Korea. In February 2007, we entered into a letter of intent to grant MyGene an exclusive distributorship for DR-70® in South Korea. No definitive arrangements have as yet been made with MyGene. We have also received certification for EN ISO 13485, a key global standard to ensure quality within the medical and diagnostic device industry. We have complied with the regulations allowing us to affix the CE (Conformite Europeenne) Mark to our DR-70® kit. The CE Mark is required to be displayed on regulated products placed for sale in the European Union and allows us to market DR-70® in the European Union, subject to any additional specific country regulatory requirements or limitations. We currently sell DR-70® primarily in Asia.
     Our other proprietary product, Pylori-Probe™, is cleared for sale in the United States; however, we do not intend to market Pylori-Probe™ because we believe that the Pylori-Probe™ cannot be competitively marketed.
     In August 2001, we acquired a combination immunogene therapy technology that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. The combination immunogene therapy is intended to both build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partner with whom to form a joint venture or otherwise license our combination immunogene therapy technology. Preliminary tests in Canada conducted on mice injected with human skin and brain cancers indicated that the combination immunogene therapy can be effective. Additionally, Phase 1 clinical trials have been completed in Canada. We funded a study conducted by Dr. Lung-Ji Chang at the University of Florida to target breast cancer with a goal of ultimately developing a vaccine using the combination immunogene therapy technology. We believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system and thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immuno-modulating genes. However, no assurances can be given that any of these activities will lead to the development of any commercial products or vaccines or that FDA approval will be obtained for any use of the technology.
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
     We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the combination immunogene therapy technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that AMDL is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom.
     Accordingly, if either AcuVector and/or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired. However, since the final outcome of either case is not determinable, no accrual or loss relating to either action is reflected in the accompanying consolidated financial statements.
     We also offer a line of non-proprietary blood tests that are designed to help diagnose a particular kind of cancer. These tests are generally known by the symbols that denote the type of cancer, e.g., CEA for colon cancer and PSA for prostate cancer.
     In addition to the proprietary test kits described above, our primary OEM product is a ketone strip, which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and others. Our largest customer which previously purchased ketone strips has filed for protection under federal bankruptcy laws and has shifted into another line of business. Sales of our OEM products for 2006 were $4,800. In 2007 we expect to have the same level of sales of our other OEM products as experienced in 2006 because we do not actively market them.
     Our OEM tests are non-invasive and non-therapeutic diagnostic blood and urine tests performed by a registered technician. The technician takes the patient’s sample and performs the test according to the test’s instructions included in the package to determine whether or not the specific condition being tested exists. Our OEM product test kits are similar, if not substantially the same, as those offered by others. Most of our OEM products for commercial use in the United States have been registered with and approved by the FDA for sale to us and others by the respective manufacturers. We purchase our OEM products from the manufacturer and resell them under our label.
Acquisition of JPI
     On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, as amended, we acquired 100% of the outstanding shares of JPI from Jade. JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jiangxi Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
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
     The aggregate purchase price was $9,116,896, consisting of 2,643,000 shares of the Company’s common stock valued at $7,929,000 (based on the closing price of the Company’s common stock on the date of acquisition), options to purchase 500,000 shares of the Company’s common stock valued at $595,000 (based on the Black-Scholes option pricing model) and $592,896 in acquisition related transaction costs.
      The terms of the Stock Purchase and Sale Agreement provided that additional purchase consideration of an additional 100,000 shares of the Company’s common stock (the “Escrow Shares”) were deposited in an escrow account held by a third party escrow agent. If, within one year from and after the closing of the Stock Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the People’s Republic of China State Federal Drug Agency or other appropriate agency (“SFDA”) has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before a date one year after the closing of the Stock Purchase and Sale Agreement, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. In the event the Escrow Shares are released to Jade or its shareholders, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.
     In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company has allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management. The fair values of the non-compete agreements, customer relationships and trade name and logo were determined using an income approach and discounted cash flow techniques. See Note 2 to the accompanying consolidated financial statements for further discussion of the JPI acquisition.

     In September 2001 we registered our common stock under the Securities Exchange Act of 1934 and are listed on the American Stock Exchange under the symbol ADL. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov or review our public reports at http://www.amdlcorporate.com.
     Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460.
Our Products
     DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 13 different common cancers, including, but not limited to, lung (small and non-small cell), stomach, breast, rectal, colon and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, ideally specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70® is a non-invasive blood test, there are no side effects.
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
     In 1997, the DR-70® test kit was modified to be more user-friendly. Clinical studies with the modified kit were conducted in Wuhan, China, the results of which have been published in the peer-reviewed Journal of Immunoassay. As compared to earlier studies, these studies determined that the DR-70® immunoassay kit detected a number of different cancers with a higher degree of specificity and sensitivity. Although, as in all such tests, false readings as to the existence of cancer are experienced, due to other conditions affecting the patient, e.g. pregnancy or recent trauma. In these tests, DR-70® was found to have an overall specificity of 95% and an overall sensitivity of 84%. Thirteen different types of cancer were found in the screening process, indicating that DR-70® has significant usefulness as a cancer-screening tool. In late 2001, the study was expanded to include more than 700 patients and the results of this expanded study confirmed the previously published results while providing a broader statistical base.
     In May 2003 at a meeting of the American Gastroenterology Society in Orlando, Florida, clinical studies were presented using DR-70® at the University of Frankfurt to detect colorectal cancer. Samples were taken from 85 gastrointestinal patients, including 29 patients with hepatocellular cancer, 13 with pancreatic cancer, 30 with colorectal cancer, 10 with stomach cancer and 3 with esophageal cancer. In these tests, DR-70® was found to have an overall specificity of 93% and an overall sensitivity of 91%. In November 2004, the results of the study were published in the gastroenterology journal, Alimentary Pharmacology & Therapeutics. The data indicated that patients with advanced tumors exhibited significantly higher DR-70® values than those with early-stage tumors. The authors concluded that the DR-70® immunoassay reliably differs between cancer patients and healthy controls.
     Historically, our primary OEM product was a ketone strip which is used by diabetics and those on high protein diets to monitor ketones, which if elevated, can cause kidney damage in patients. Sales of OEM products have been declining for the past few years. Since the acquisition of JPI, sales of our OEM products represent an insignificant portion of our total sales. We also offer a line of diagnostic test kits for allergy, autoimmune, cancer markers, clinical chemistry, drugs of abuse, fertility, gastrointestinal disease, serology, serum proteins, thyroid, urine chemistry and other similar tests. We provide our OEM products on a limited basis and do not actively market them. These tests are non-invasive and non-therapeutic diagnostic blood and urine tests performed by a registered technician. The technician takes the patient’s sample and performs the test according to the test’s instructions included in the package to determine whether or not the specific condition being tested exists. Our OEM product test kits are similar, if not substantially the same as, those offered by others. Most of our OEM products for commercial use have been registered with and approved by the FDA, for sale to us and others, by the respective manufacturers. We purchase these products from the manufacturer and resell them under our label. We do not have any exclusive or nonexclusive rights to the technology relating to the OEM products. As these tests are administered in vitro, there are no side effects associated with our OEM products. The package insert describes the possibility that there may be false positives or false negatives associated with the administration of the specific test. The incidence of false positives or negatives from our OEM test kits is similar to that experienced with other comparable test kits.
     In 2004 the FDA inspected our facilities and found no deficiencies. Six observations were made and the FDA’s suggestions were implemented. We were found to be compliant with FDA Regulations. All of our OEM products are Class I (Good Manufacturing Practices not required) or Class II (Good Manufacturing Practices required, as defined by the FDA guidelines) devices and our facilities meet the Good Manufacturing Practices requirements for each of our OEM products. We are licensed to manufacture our proprietary products and to repackage our OEM products at our Tustin location.
     YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jiangxi Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
     JJB is a manufacturer of proprietary and generic pharmaceutical products, including injectibles, capsules, tablets, liquids and medicated skin products. JJB currently owns 52 product licenses and permits, 10 of which are currently commercialized. YYB is a manufacturer of proprietary and general pharmaceutical products, including capsules, tablets, liquids and medicated skin products. YYB currently owns over 86 product licenses and permits, 10 of which are currently commercialized. Sales of JJB’s products are approximately 40% over-the-counter and 60% to institutional or hospital customers. Sales of YYB’s products are approximately 60% over-the-counter and 40% to institutional or hospital customers.
     JJB employs regional sales managers and over three hundred representatives who contact distributors throughout China. There are eighteen distributors who purchase products from JJB. Distributors have the right to return unsold product and returns have historically averaged 2% of sales. JJB has been temporarily prohibited from selling Yuxingcoa, one if its products, in China.
      YYB has established a multi-level program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. There are also eight distributors who purchase products from YYB.
     In 2006, JJB executed a Memorandum of Understanding (“MOU”) with Jiangxi Baikang Medicine Co., Ltd. (“JBM”) for a distribution arrangement for product distribution in China for various existing and to-be-developed JJB products. As part of the initial phase, JBM will transfer the product license and manufacturing licenses four new drugs including Marine and Sodium Chloride Injection, Lomefloxacin Aspartate Injection, Lysine Hydrochloride Glucose Injection and Omeprazole Sodium for injection) and two generic medicine (including Roxithromycin capsule and Levofloxacin capsule).
     In 2007, JPI intends to also engage in direct distribution of pharmaceutical products by opening retail outlets to be known as “Jiexhong Healthy Supermarkets.”
Our Strategy
     We develop, manufacture and offer for sale non-invasive diagnostic kits to hospitals, doctors, clinics, and laboratories, giving them the ability to detect certain types of cancer in their patients. Our kits are designed to provide accuracy, reproducibility and a high degree of specificity and sensitivity.
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
     Our objective is to combine AMDL’s cancer detection and combination immunogene therapy vaccine technologies with JPI’s China-based pharmaceutical manufacturing, consumer sales and clinical trials expertise to build a global healthcare enterprise.
     In order to meet our objective, we plan to do the following:
•	obtain U.S. FDA and Chinese SFDA clearance and international approvals for our DR-70® product;

•	distribute DR-70® kits in approved markets;

•	develop DR-70® distribution channels in new markets;

•	pursue one or more strategic partners to license and develop our combination immunogene therapy technology;

•	in-license North American drugs for manufacture and sales in China and Asia;

•	create new opportunities in cancer related product development in China; and

•	fully utilize our Chinese GMP manufacturing facilities to foster worldwide sales of existing and to-be developed products.
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
     There may be other factors that prevent us from marketing a product. Our products compete with other products or treatments for diseases for which our product may be intended. We cannot guarantee we will be able to produce commercially successful products, and to date DR-70® has not been approved for sale in the United States by the FDA or in China by the SFDA. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it would take for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time it would take to complete necessary clinical trials and obtain regulatory approval. Moreover, without additional financing, our activities will likely be limited to licensing our products to others, although there can be no assurances that our products can be successfully licensed.
Sales and Marketing
     Currently, our licensing efforts are focused on seeking additional exclusive and non-exclusive distribution agreements with distributors in countries where we have obtained, or believe we can obtain, regulatory approval. In January 2004, we received EN ISO 13485 certification demonstrating safety and efficacy, a further standard of quality now required for export to Canada. Health Canada has issued a Medical Device License to the Company. This license permits the Company to market DR-70® for the detection of lung cancer and monitoring changes in the level of the marker DR-70® in response to treatment. The Canadian license was renewed in August 2004 and is renewable annually. We intend to enter into agreements with distributors who will market DR-70® throughout Canada, but have no Canadian distributors at this time.
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
      YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jiangxi Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
     Both YYB’s and JJB’s manufacturing facilities have received Good Manufacturing Practice (“GMP”) certification. GMP is a term that is recognized worldwide for the control and management of manufacturing and quality control testing of pharmaceutical products. GMP requires that all manufacturing and testing equipment have been qualified as suitable for use, and that all operational methodologies and testing equipment and procedures (such as manufacturing, cleaning, and analytical testing) utilized in the drug manufacturing process has been validated (according to predetermined specifications), to demonstrate that they can perform their purported functions(s).
Regulation
     Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations promulgated there under by the U.S. FDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed. We (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.
     We are subject to specific FDA rules applicable to in vitro diagnostic (“IVD”) products. Prior to marketing DR-70® in the United States, we are required to make a pre-market application as an immunology and microbiology device under the category “Tumor Associated Antigens Immunological Test System.” We are required to prove safety and efficacy and comply with specified labeling requirements for IVD products for human use. We must abide by the listing rules of the FDA when and if DR-70® is approved for sale in the United States. We have established our Quality System Regulation in accordance with applicable regulations and were inspected in August 2002 with no deficiencies noted. Our Quality System Regulation program contains applicable complaint provisions which meet the FDA’s requirements for Medical Device Reporting and we have experienced no incidents or complaints to date. We also have implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve protection of our product.
     In September 2003, we submitted our application to the FDA under Section 510(k) of the Food, Drug and Cosmetic Act for approval of our intent to market DR-70® as an aid in monitoring patients with colorectal cancer. In January 2004, the FDA responded to our submission. The FDA identified deficiencies in our application and advised our consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted to date, the FDA determined that the DR-70® kit was not substantially equivalent to any other device (e.g., CEA) which has gone through the 510(k) approval process. The FDA further advised that if we had data which we believe shows that the DR-70® kit has substantial equivalence, we could submit such additional information for the FDA’s consideration. In 2001, we submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients and the FDA again issued a letter that the DR-70® kit was not substantially equivalent to CEA. On January 25, 2007, we had a meeting with the FDA to present an initial pre-IDE document which included a new introduction, literature review, proposed regulatory strategy and included detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. We continue to supply information to the FDA; however, the response of the FDA to the new documentation cannot be anticipated and no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion. In addition, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.
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
     In July 1996, we filed a 510(k) Pre-market Notification with the FDA requesting approval to sell Pylori-Probe™ in the United States. In August 1998, we received clearance from the FDA to market in the United States the Pylori-Probe™ diagnostic kit. Pylori-Probe™ is not being sold by us. As another non-invasive test exists, the Company does not believe that the Pylori-Probe™ can be competitively marketed.
     In December 2003, we became CE compliant. Our DR-70® kit conforms to the essential requirements of the CE Mark, which is required to sell our product in the European Union (“EU”). The CE Mark is recognized around the world as an indication of quality practices and is referred to as the “Trade Passport to Europe” for non-EU products. As of January 2004 we became EN ISO 1345 compliant, which is important for sales internationally.
     In 2006, JPI submitted an application to the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Bejing Institute of Medical Device Quality Supervision and Inspection Center.
      In December 2006, Mercy Bio Technology Co., Ltd., our distributor in Taiwan, received Department of Health approval to market DR-70® in Taiwan.
Patents
     Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties. The United States Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extracellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring-shaped particles as a tumor marker was issued on October 17, 1995 and expires on October 17, 2012. Our patent for a method for detecting the presence of ring-shaped particles as tumor markers was issued on June 3, 1997 and expires on June 3, 2014. We have three additional patent applications pending in the United States with respect to our methodology for the DR-70® tumor-markers as reliable indicators of the presence of cancer.
     In August 2001, we acquired intellectual property rights and an assignment of a U.S. patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. A U.S. patent was issued on May 4, 2004 and expires on April 9, 2017 and claims a gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein. We also filed a continuation patent application in 2004 on the combination immunogene therapy technology.

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
     On June 19, 2001, a U.S. patent was issued on a technology for evaluation of vaccines in animals which was also acquired from Dr. Chang. This patent expires on December 25, 2017.
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
     During the fiscal years ended December 31, 2006 and 2005, we spent $395,964 and $272,650, respectively, on research and development related to DR-70®. Included in the 2006 expense is $200,000 which was utilized to further research and development of DR-70® in China. During the 2007 fiscal year we expect to incur approximately $700,000 for research and development in furtherance of the FDA and SFDA applications for approval of DR-70®.
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
     JPI manufactures large volume injection fluids, small volume injection fluids, tablets and tinctures and related products. These include generic, over-the-counter and supplement pharmacy products. We share the same markets in China as American Oriental Bioengineering, Inc., Tiens Biotech Group, China Medical Technologies and other companies. Most of these companies are larger, more established and have significant marketing and development budgets and have greater capital resources than us. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in this market.
Risk Factors
     Our business involves significant risks which are described below.
Limited product development activities; our product development efforts may not result in commercial products.
     We intend to continue to pursue FDA and SFDA approval of DR-70® and licensing of our combination immunogene therapy technology. Due to limited cash resources, we cannot develop additional products at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or the combination immunogene therapy technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:
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
     Our cash position as of April 13, 2007 of approximately $355,000 is not sufficient to conduct significant clinical trials and to market our products internationally by ourselves. With or without additional financing (or cash generated from our pharmaceutical operations in China as a result of the acquisition of the Jade entities), we will likely engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed.

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
     The current level of revenues from the sale of DR-70® kits to our distributors and sales of our OEM products and JPI’s operations are not sufficient to finance our operations on a long-term basis. Currently, JPI’s operations do not produce sufficient cash to offset the cash drain of the FDA approval process for DR-70® and our other general operating expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to finance the costs of FDA approval of DR-70® in the U.S. and SFDA in China, supply additional working capital to JPI for expansion of manufacturing capabilities for new and existing products and to fund ongoing general and administrative expenses of our business. See the Risk Factors related to the business of JPI, above.
      The Company has received a non-binding letter of intent for additional financing. The Company is investigating various financing alternatives, but there can be no assurance that these financing transactions will close or, if closed what the amount or timing thereof will be.
     At April 13, 2007, the Company had cash on hand of approximately $355,000 and cash is being depleted at the rate of approximately $200,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70 ® or its combination immunogene therapy technology in the US or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through June 2007.
     We have warrants outstanding that are currently exercisable for up to an aggregate of 2,627,992 shares of our common stock at a weighted-average exercise price of $4.22 per share. Included within that amount are three-year warrants to purchase a total of 367,137 shares which were issued at an average exercise price of $5.51 in our December 2006 private placement, the exercise price of which is above our current market price. In addition, any future equity financing may involve substantial dilution to our stockholders.

Our current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.
     We conduct research and clinical trials and we manufacture, distribute and market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration) and the SFDA in China as well as by certain foreign countries, including some in the European Union. Currently, we (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.
FDA approval for marketing DR-70® is not assured.
     Prior to May 2002, our focus was on obtaining foreign distributors for our DR-70® kit. Then, in May 2002, we decided to begin the FDA process for approval of our DR-70® kit as an aid in monitoring patients with colorectal cancer. The FDA advised us in January 2004 on our first application that the DR-70® test data submitted to date does not demonstrate substantial equivalence to a previously approved device, which is necessary for approval of a 510(k) pre-market notification for DR-70® as an aid in monitoring patients with colorectal cancer. We also received a not substantially equivalent letter from the FDA in June 2005 on our second application for 510(k) approval for use of DR-70® as an adjunct to CEA for monitoring patients with colorectal cancer. On January 25, 2007, we had a meeting with the FDA to present an initial pre-IDE document which included a new introduction, literature review, proposed regulatory strategy and included detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. We continue to supply information to the FDA; however, the response of the FDA to our new documentation cannot be anticipated and no assurances can be given that we will ever receive FDA clearance for the commercial sale of DR-70® in the United States. Furthermore, if FDA approval is granted, although the approval has no expiration date, if we are found in violation, the FDA may impose fines, terminate the approval or seize our products, at its discretion. In addition, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.
SFDA approval for marketing DR-70® is not assured.
     During the year, JPI submitted an application with the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Bejing Institute of Medical Device Quality Supervision and Inspection Center.
     We have not yet received a response from the SFDA. The response of the SFDA to our submission cannot be anticipated and no assurances can be given that we will ever receive SFDA clearance for the commercial sale of DR-70® in China. If SFDA approval is granted, and if we are found in violation, the SFDA may impose fines, terminate the approval or seize our products, at its discretion.
Our future prospects will be negatively impacted if we are unsuccessful in pending litigation over the combination immunogene therapy technology.
     We are engaged in litigation with AcuVector Group, Inc. in the Court of Queen’s Bench in Edmonton, Alberta, Canada over the combination immunogene therapy technology we purchased from Dr. Chang in 2001. AcuVector, a former licensee of Dr. Chang, claims that the terminated license agreement is still in effect. AcuVector is seeking substantial damages and injunctive relief against Dr. Chang and CDN$20,000,000 in damages against us for alleged interference with the relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence at the time of acquisition of the technology, but the case is still in the early stages of discovery.
     We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that AMDL is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom.
     Accordingly, if either AcuVector and/or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.
The value of intangible assets may not be equal to their carrying values.
     One of our intangible assets include the combination immunogene therapy technology, which we purchased from Dr. Chang in August 2001. We also purchased certain intangible assets in our acquisition of JPI. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, we periodically are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. Patent approval for eight original claims related to the combination immunogene therapy technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our combination immunogene therapy technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our combination immunogene therapy technology. Accordingly, we are seeking a strategic partner to license the combination immunogene therapy technology from us. If we cannot attract a large pharmaceutical company to license our combination immunogene therapy technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our combination immunogene therapy and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our consolidated balance sheet, any substantial deterioration of value would significantly impact our reported consolidated financial position and our reported consolidated operating results.
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
     Prior to the acquisition of JPI, virtually all of our operating revenues have come from sales to two distributors in foreign countries of DR-70® kits and from sales to a few domestic customers of our OEM products. For the year ended December 31, 2006, 3% of our revenues were derived from sales of DR-70® and we had only nominal sales of our OEM products. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70® or our OEM products. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70® kits or OEM products from us. Accordingly, based upon this fact, historical sales, and the uncertainty of FDA approval for sale of DR-70® in the United States, any projection of future orders or sales of DR-70® kits or OEM products is unreliable. In addition, the amount of our products purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
We are subject to risks associated with our foreign distributors.
     Our business strategy includes the continued dependence on foreign distributors for our DR-70® product and local distributors in China for JPI’s products. To date, we have not been successful in generating a significant increase in sales for DR-70® through distribution channels in existing markets or in developing distribution channels in new markets. We are also subject to the risks associated with our distributor’s operations, including: (i) fluctuations in currency exchange rates, (ii) compliance with local laws and other regulatory requirements, (iii) restrictions on the repatriation of funds, (iv) inflationary conditions, (v) political and economic instability, (vi) war or other hostilities, (vii) overlap of tax structures, and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect our business.
We do not intend to pay dividends on our common stock in the foreseeable future.
     We currently intend to retain any earnings to support our growth strategy and do not anticipate paying dividends in the foreseeable future.
If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.
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
     We are not currently in compliance with the standards for continued listing on AMEX, although AMEX has not yet taken any action to delist our securities. Unless we meet the standards for continued listing, AMEX could at any time (i) commence a proceeding to delist our securities, or (ii) include us in the list of companies that are not in compliance with AMEX’s continued listing standards and require that the indicator “.BC” be added as an extension to our symbol which will be transmitted with any quotation or trade of our shares. In June 2006, we submitted a plan to become compliant with AMEX’s continued listing standards which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006 AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. Accordingly, AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future. The loss of listing on AMEX could adversely affect the marketability and/or price of our shares because some brokers and other traders might refrain from purchasing or trading our shares if we were delisted or if they perceived that a delisting might occur in the near future. Additionally, delisting from AMEX may adversely impact our ability to raise capital in the future.
Our stock price is volatile, which could adversely affect your investment.
     Our stock price, like that of other cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:
•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters;

•	broader industry and market trends unrelated to our performance; and

•	economic markets in Asia
In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.
We have limited product liability insurance
     We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities, which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. We carry product liability insurance for any such claims, but only in an amount equal to $2,000,000 per occurrence $2,000,000 aggregate liability, which may be insufficient to cover all claims that may be made against us.
Employees
     As of April 1, 2007, we had five full-time employees in the U.S. and over 300 full time employees in China. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.
Item 2. Description of Properties
     Our office in the U.S. consists of research laboratory and manufacturing facilities which occupy 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at a monthly rate of $6,600 per month, including property taxes, insurance and maintenance through December 1, 2008. Relations with the landlord are good and we do not expect to have to relocate our executive offices.
     In addition to a sales office in Hong Kong and administrative, marketing and sales office in Shenzhen, we own two manufacturing facilities in China. JJB is located in Shangrao, Jiangxi province. JJB has been granted a land use certificate from the PRC for approximately 24 acres of land on which a manufacturing facility for prescription and over-the-counter pharmaceuticals and injectibles. YYB is located in Tuman City, Jilin Province, PRC and has land use certificate rights to approximately 3.45 acres of land on which is constructed a manufacturing facility.
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
     We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the combination immunogene technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that AMDL is not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein for the revenues therefrom. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements. No significant discovery has as yet been conducted in the case.
     Accordingly, if either AcuVector and/or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to our security holders for a vote during the fourth quarter of 2006.

Part II
Item 5. Market for Common Equity and Related Stockholder Matters
     Our common stock is listed on the American Stock Exchange under the symbol “ADL.” On September 16, 2005, AMEX sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to change the Company’s trading symbol to add “.BC” to denote its non-compliance or delist the Company. We submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition was closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. Accordingly, AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards.
     Our stock price, like that of some other cancer diagnostic and pharmaceutical companies, is highly volatile. Our stock price may be affected by such factors as:
•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters;

•	broader industry and market trends unrelated to our performance; and

•	economic markets in Asia.
     In addition, if our revenues or earnings in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.
     Set forth in the following table are the high and low closing prices for the years ended December 31, 2005 and 2006 for our common stock.

Quarter Ended	High	Low

March 31, 2005*	$4.70	$3.80
June 30, 2005*	$4.10	$1.50
September 30, 2005*	$2.60	$1.85
December 31, 2005*	$2.20	$1.30

Quarter Ended	High	Low

March 31, 2006*	$3.90	$1.35
June 30, 2006*	$4.45	$2.25
September 30, 2006*	$3.15	$1.90
December 31, 2006	$5.12	$2.44

*	Adjusted for a one-for-five reverse split effected September 28, 2006.
     As of March 27, 2006, there were approximately 890 record holders of our common stock.

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.
     Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future
	securities to be		issuances under
	issued upon	Weighed-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	Column (a))

Equity compensation plans approved by security holders	4,690,629 *	$4.13 *

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	4,690,629 *	$4.13 *

*	Adjusted for one-for-five reverse split effected on September 28, 2006
     Voting Trust Agreement. Chinese Universal acquired 400,000 shares of our common stock in December 2000. Concurrent with the purchase of the shares and execution of the voting trust, as part of an integrated arms-length negotiated transaction, Chinese Universal acquired the exclusive right to distribute DR-70® in ten countries in Asia, subject to minimum purchase requirements on an annual basis (which were not met) and Chinese Universal’s agreement to seek approval from the governments to permit distribution of DR-70® in those countries. This distribution agreement is no longer in effect. At the time of the transactions, the shares represented over 37% of our then outstanding shares of common stock, and our board of directors used the voting trust to place limits on Chinese Universal’s ability to control the Company, by allowing it only the right to nominate one candidate for director. Pursuant to the voting trust agreement dated as of December 14, 2000, the 400,000 shares were deposited with Jeanne Lai, former President of Chinese Universal, and Gary L. Dreher, as voting trustees. Ms. Lai died and counsel for Chinese Universal has advised us that Dr. Fong-Lin Huang was appointed as successor co-trustee. The voting trust agreement provides that during the 10 year term of the voting trust agreement, (i) the voting trustees shall not be required to elect to cumulatively vote the shares subject to the voting trust, (ii) Mr. Dreher or his successor elected by us shall, in any election of directors, always vote in favor of one nominee of Chinese Universal for director, and (iii) on all other matters coming before the stockholders, the voting trustees shall be required to vote unanimously in favor of any such matters or the voting trustees’ votes will not be counted except for purposes of a quorum for voting on such proposal.
     Recent Sales of Securities. We issued restricted unregistered shares of our securities in the following transactions:
     On January 5, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on the trading price of the common stock on January 23, 2006. The Company recorded general and administrative expense of $300,000 during the year ended December 31, 2006.
     On April 10, 2006, the Company conducted the closing of a combined private offering (“April 2006 Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock and warrants to purchase a number of shares of common stock equal to the number of shares sold in the April 2006 Offering. The Company received $1,812,495 in aggregate gross proceeds from the sale of a total of 1,001,378 Shares in the April 2006 Offering. The shares were sold at a price of $1.81 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the warrant shares issued in the April 2006 Offering was $2.78.
     In connection with the April 2006 Offering, the Company utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer, as its placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 100,137 shares of the Company’s common stock. The Company also paid Galileo a three percent (3%) non-accountable expense allowance of $54,636 in connection with the April 2006 Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred legal and other costs totaling $118,686 in connection with the April 2006 Offering. Total costs associated with the sale of the shares were $354,571, which have been netted against the proceeds received.
     In May 2006 we registered with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale of and resale of the shares and the warrant shares sold in the April 2006 Offering.
     On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International Capital Group under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the year ended December 31, 2006, the Company charged $310,555 to general and administrative expenses with the balance of $37,445 recorded in prepaid expenses which will be charged to general and administrative expense in 2007.
     On September 28, 2006, the Company closed the JPI acquisition and in consideration thereof issued 2,743,000 shares of common stock (100,000 of which are held in escrow) and options to purchase 500,000 shares of common stock. The shares were valued at $3.00 per share, the market price of our common stock on the closing and were recorded against the assets acquired as set forth in Note 2 to the consolidated financial statements.
      On September 22, 2006, the Board of Directors authorized the issuance of 9,000 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services to be provided from September 22, 2006 through December 21, 2006. The shares were valued at $22,050 based on the trading price of the common stock on September 22, 2006. During the year ended December 31, 2006, the Company charged $22,050 to general and administrative expenses.
     On October 1, 2006, the Board of Directors authorized the issuance of 80,000 shares of common stock to Boston Financial Partners, Inc. for consulting services to be performed through November 15, 2006. The shares were valued at $216,000 based on the trading price of the common stock on October 1, 2006 and were recorded in general and administrative expenses during the year ended December 31, 2006.
     On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2006, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on October 5, 2006. This amount was recorded in prepaid expenses and will be charged to general and administrative expense in 2007 over the remaining contract period.
     On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. The Company recorded $205,800 as general and administrative expense during the year ended December 31, 2006 and the balance of $343,000 is included in prepaid expenses and will be charged to general and administrative expense in 2007 over the remaining contract period.
     On December 29, 2006, the Company conducted the closing of a combined private offering (“December 2006 Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock and warrants to purchase a number of shares of common stock equal to the number of shares sold in the Offering. The Company received $1,262,800 in aggregate gross proceeds from the sale of a total of 345,973 shares in the December 2006 Offering. The shares were sold at a price of $3.65 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the warrant shares issued in the offering was $5.51 per share.
     In connection with the December 2006 Offering, the Company utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer, as its placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $77,230 and warrants to purchase an aggregate of 21,164 shares of the Company’s common stock. The Company also paid Galileo a three percent (3%) non-accountable expense allowance of $23,169 in connection with the December 2006 Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred legal and other costs totaling $48,274 in connection with the December 2006 Offering. Total costs associated with the sale of the shares in the December 2006 Offering were $148,673 which have been netted against the proceeds received.
     In connection with the offer and sale of securities to the purchasers in the December 2006 Offering, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rule 506 promulgated under the Securities Act.
     In January 2007, we registered with the Securities and Exchange Commission on Form S-3 the secondary offering and resale of the shares and the warrant shares sold in the December 2006 Offering.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Acquisition of Jade Pharmaceuticals Inc.
     On September 28, 2006, pursuant to the closing of the Stock Purchase and Sale Agreement dated May 12, 2006, we acquired 100% of the outstanding shares of Jade Pharmaceutical Inc. (“JPI”) from Jade Capital Group Limited (“Jade”). JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jiangxi Province, PRC. JPI sells over-the-counter and prescription pharmaceutical products in the PRC and its business is conducted through two subsidiaries, JJB and YYB. JJB is a manufacturer of proprietary and generic pharmaceutical products, including injectibles, capsules, tablets, liquids and medicated skin products.
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
     YYB has established a multi-level marketing program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. YYB also has eight distributors. 60% of YYB’s products are sold over-the-counter and 40% are sold to institutional or hospital customers.
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
     As JJB’s and YYB’s resources permit, both JJB and YYB anticipate expanding their current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered.

     In 2007, JPI intends to engage in direct distribution of pharmaceutical products by opening retail outlets to be known as “Jiexhong Healthy Supermarkets.” JPI will engage in this new line of business through joint ventures in major cities throughout China.
The Current Economic and Market Environment
     We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise. We plan to achieve this by combining our cancer detection, gene therapy research, and vaccine technology with JPI’s China- based pharmaceutical manufacturing, consumer sales, and clinical trials expertise. We believe that the acquisition of JPI will enable us to:
•	Gain access to the fastest growing pharmaceutical and consumer market in the world, China;

•	Platform to in-license North American drugs for manufacture and sale in China and Asia;

•	Expand DR-70® and combined immunogene therapy technologies clinical trials, sales, and marketing into China and Asia; and

•	Create new opportunities for cancer related product development in China.
Research and Development
     The Company retained the statistical and regulatory firm R.P. Chiacchierini & Associates, LLC to provide additional statistical analysis for the U.S. FDA to support the Company’s request for clearance to market DR-70® cancer test kits in the U.S. An application has also been submitted to the Chinese State Food and Drug Administration (“SFDA”) and Taiwanese Department of Health for approval of DR-70® in those countries.
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
     During the fiscal years ended December 31, 2006 and 2005, the Company spent $395,964 and $272,650, respectively, on research and development related to DR-70®. Included in the 2006 research and development expense is approximately $200,000 which was utilized to further research and development of DR-70® in China. During the 2007 fiscal year, we expect to incur approximately $700,000 for research and development in furtherance of the FDA and SFDA application for approval of DR-70®.
Liquidity and Capital Resources
     Total assets increased to $19,240,613 at December 31, 2006 from $3,181,841 at December 31, 2005. The increase is due to the acquisition of JPI which contributed assets of $15,224,675.
     Our total outstanding indebtedness increased to $6,577,457 at December 31, 2006 as compared to $197,331 at December 31, 2005. The primary reason for the increase is due to the assumption of $6,107,779 of JPI’s liabilities upon purchase. The remaining increase is due to accrued expenses incurred for fees and expenses related to investor relations.
     From December 31, 2005 to December 31, 2006, our cash and cash equivalents increased by approximately $187,000, primarily because of the private placements conducted in April and December 2006. In addition, JPI had approximately $197,000 in cash and cash equivalents at the date of acquisition. However, due to working capital requirements of JPI and general and administrative expenses incurred by AMDL, cash usage continues to exceed cash generation. As of April 13, 2007, cash on hand was approximately $355,000 and cash is being depleted at the rate of approximately $200,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our combination immunogene therapy (“CIT”)

technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
     Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM products do not increase in the near future, (ii) Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application (iii) we do not conduct any full scale clinical trials, (iv) no outstanding options or warrants are exercised, and (v) JPI is able to sustain operations without any additional cash infusion, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through June 2007.
     There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
     The Company expects to incur capital expenditures at our China facility in 2007 in the form of additional manufacturing lines to enable additional products to be manufactured. This capital expenditure is necessary to produce newly-licensed products efficiently. It is anticipated that this capital expenditure will be financed by raising additional capital through the sale of equity securities. In addition to the capital expenditures, there will be additional expenditures in China for additional direct manufacturing staff, additional working capital and for general and administrative purposes.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and the differences could be material.
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
     Inventories. JPI records inventories at the lower of weighted average cost or net realizable value. Major components of inventories are raw materials, packaging materials, direct labor and production overhead. AMDL’s inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories. We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.
     Sales Allowances. A portion of our business is to sell products to distributors who resell the products to end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. We recognize the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.
     Valuation of Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

•	changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	ability to maintain Good Manufacturing Process (“GMP”) certifications.
     If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2006. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.

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
     Litigation. We account for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.
     Stock-Based Compensation Expense. All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date.
      The Company accounts for equity Instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
     In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payments transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the besting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statement of operations, other than for option grants to employees and directors below the fair market value of the underlying stock at the date of grant. No option-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the dates of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. The estimated average forfeiture rate for the year ended December 31, 2006 was 0% as options generally vest upon grant. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
     See Note 1 to the consolidated financial statements for additional information.
Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The results of operations for the years ended December 31, 2006 and 2005 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.
     Net Revenues. During the year ended December 31, 2006, the Company generated aggregate net revenues of $2,103,936 from product sales, which included $2,032,881 from JPI for the three months ended December 31, 2006, as compared to net revenues of $67,565 for fiscal 2005.
AMDL-U.S.
     Net revenues for AMDL were $71,055 in 2006 compared to $67,565 in 2005. There was an increase in revenues from AMDL’s traditional products of approximately $3,500. This increase is due to increased orders for the DR-70® test kits and OEM products.
     The continued low level of DR-70® and OEM product sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged in 2006. Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.
     During 2007, we expect sales of OEM products to be at the same level as experienced in 2006. Assuming FDA approval of DR-70® sometime in 2007, we expect sales of DR-70® to increase in 2007, but any such increase in sales is not expected to impact significantly our operating results for 2007. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2006. Sales in 2007 could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
JPI-China
     JPI’s net revenues were $2,032,881 for the three months ended December 31, 2006. Sales were impacted by the temporary sales prohibition of Yuxingcao and delay of approval of the application of GMP license for manufacturing large injection fluids. The GMP license application was completed at the end of November 2006 and manufacturing resumed. The lack of production during this period was offset by the increase in demand for Domperidone, increases in demand for other medical products in China and sales expansion to new regions.
     Gross Profit. The Company’s gross profit for the fiscal year ended December 31, 2006 was $1,068,493 or approximately 51%, $1,026,677 of which was contributed by JPI, as compared to gross profit of $54,970 for fiscal 2005.
AMDL-U.S.
     Gross profit decreased approximately 24% to $41,816 for the year ended December 31, 2006 from $54,970 for the year ended December 31, 2005 from the sales of OEM products and DR-70® due to increases in the cost of raw materials.

JPI-China
     JPI’s gross profit for the three months ended December 31, 2006 was $1,026,677. The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. JPI’s gross profit was positively impacted by increased production efficiencies and manufacturing of products with higher margins. This increase was offset in part by increases in the cost of raw materials.
      Assuming the product sales mix remains the same, management anticipates future gross profit margins to remain at the same level for the year ending December 31, 2007. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2007. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
     Research and Development. Research and development expense for the Company for the year ended December 31, 2006 was $395,964 compared to $272,650 for the year ended December 31, 2005.
AMDL-U.S.
     All research and development costs incurred during the year ended December 31, 2006 was incurred by AMDL. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA as well as funding the application and research needed to receive approval from the SFDA for marketing the DR-70® test kit in China.
JPI-China
     JPI currently performs all of its own research and development activities on new products at their own facilities.
     General and Administrative Expenses. General and administrative expenses for the Company were $6,446,310 for the year ended December 31, 2006 as compared to $2,326,224 for fiscal 2005..
AMDL-U.S.
     We incurred general and administrative expenses of $5,976,128, primarily consisting of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.
     Also included in general and administrative expenses were non-cash expenses incurred during the year ended December 31, 2006 for the fair value of options granted to employees, officers and directors of approximately $2,397,000 and common stock issued to consultants for services of approximately $1,054,000.
JPI-China
     JPI incurred general and administrative expenses of $470,182 for the three months ended December 31, 2006. Major components were depreciation and amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance.
     Interest Income and Expense. Interest income (expense), net for the Company for the years ended December 31, 2006 and December 31, 2005 was $38,039 and $(63,400), respectively.

AMDL-U.S.
     All interest income represents interest paid on deposits held at financial institutions. Interest income decreased $11,006 from $38,039 for the year ended December 31, 2005 to $27,033 for the year ended December 31, 2006 due to the significantly lower average cash balances maintained by the Company.
     Interest expense for the years ended December 31, 2006 and 2005 was nil.
JPI-China
     JPI incurred interest expense of $90,433 for the year ended December 31, 2006. These expenses represent interest paid to financial institutions in connection with debt obligations.
     Loss from Operations and Net Loss. As a result of the factors described above, in fiscal year 2006 the Company’s consolidated net loss was $5,867,428 or ($0.83) per share as compared to a net loss of $2,506,665 or ($0.50) per share for fiscal year 2005.
      The increase in loss from operations and net loss during the year ended December 31, 2006 was due in part to an increase in general and administrative expenses incurred by the U.S. segment. The majority of the general and administrative expenses were for non-cash expenses of $2,397,700 for the fair value of options granted to employees and directors for services and $1,054,405 for the value of common stock issued to consultants for services. This overall loss was offset by net income generated by JPI for the three months ended December 31, 2006 of approximately $436,000.
     Assets and liquidity
     At December 31, 2006, the Company had total assets of $19,240,613 compared to total assets of $3,181,841 at December 31, 2005. The primary reason for the increase was the acquisition of JPI which increased our assets by $15,224,675.
      Cash and cash equivalents was $1,584,973 as of December 31, 2006, an increase of $186,881 (13.4%) from $1,398,092 cash on hand as of December 31, 2005.
      For the year ended December 31, 2006, cash used in operations was $1,938,285. The major components were the net loss of $5,867,428 offset by non-cash expenses of $2,397,700 related to the fair value of options granted to employees and directors, $1,054,405 related to common stock issued to consultants for services and $310,372 for depreciation and amortization.
     Cash used in investing activities for the year was $731,140 the majority of which was comprised of the purchase of product licenses and the cash paid, net of cash acquired for the JPI acquisition.
     Net cash provided by financing activities was $2,878,034 for the year ended December 31, 2006, primarily consisting of the net proceeds of $2,572,051 from the issuance of common stock and proceeds of $306,086 from the exercise of warrants and options.

Going Concern
     The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,506,665 and $5,889,156 during the years ended December 31, 2005 and 2006, respectively, and had an accumulated deficit of $34,535,143 at December 31, 2006. In addition, the Company used cash in operations of $2,064,694 and $1,938,285 during the years ended December 31, 2005 and 2006, respectively. At April 13, 2007, the Company had cash on hand of approximately $355,000 and cash is being depleted at the rate of approximately $200,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through June 2007.
     The Company’s near and long-term operating strategies focus on (i) obtaining Food and Drug Administration (“FDA”) and China’s State Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our CIT technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products.
     The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, to conduct clinical trials which may be required to receive FDA approval after June 2007 is the sale of securities.
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
     In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company received a non-binding letter of intent for additional financing. The Company is investigating various financing alternatives, but there can be no assurance that these financing transactions with close or, if closed what the amount or timing thereof will be. There can be no assurances that the transactions will close or, if closed, what the timing thereof will be.

     In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. In June 2006, we submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. Accordingly, AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
     These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
     The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.
Forward Looking Statements
     This Annual Report on Form 10-KSB contains forward-looking statements. Such forward-looking statements which we make involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with failure to obtain FDA and SFDA approval for DR-70®, lack of demand for our products, dependence on licensees and on management, governmental regulations, technological changes, and intense competition. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.
Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AMDL, Inc.
We have audited the accompanying consolidated balance sheet of AMDL, Inc. and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMDL, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through December 31, 2006, and has an accumulated deficit at December 31, 2006. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ | Corbin & Company LLP
Irvine, California
April 13, 2007

AMDL, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006

ASSETS

Current assets:
Cash and cash equivalents	$1,584,973
Accounts receivable, net	1,541,877
Inventories	740,658
Prepaid expenses and other current assets	709,894

Total current assets	4,577,402

Property and equipment, net	9,129,904
Intangible assets, net	3,881,872
Other assets	1,651,435

Total assets	$19,240,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,910,154
Current portion of notes payable	3,060,662

Total current liabilities	4,970,816

Notes payable, net of current portion	1,606,641

Total liabilities	6,577,457

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,195,697 shares issued and 10,095,697 shares outstanding	10,096
Additional paid-in capital	47,209,931
Accumulated other comprehensive loss	(21,728)
Accumulated deficit	(34,535,143)

Total stockholders’ equity	12,663,156

Total liabilities and stockholders’ equity	$19,240,613

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,	December 31,
	2005	2006

Net revenues	$67,565	$2,103,936
Cost of sales	12,595	1,035,443

Gross profit	54,970	1,068,493

Operating expenses:
Research and development	272,650	395,964
General and administrative	2,326,224	6,446,310

	2,598,874	6,842,274

Loss from operations	(2,543,904)	(5,773,781)

Other income (expense):
Interest income	38,039	27,033
Interest expense	—	(90,433)

Total other income (expense), net	38,039	(63,400)

Loss before provision for income taxes	(2,505,865)	(5,837,181)

Provision for income taxes	800	30,247

Net loss	(2,506,665)	(5,867,428)

Other comprehensive loss:
Foreign currency translation loss	—	(21,728)

Comprehensive loss	$(2,506,665)	$(5,889,156)

Basic and diluted loss per common share	(0.50)	(0.83)

Weighted average common shares outstanding — basic and diluted	5,002,886	7,117,893

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2005 and 2006

							Accumulated
					Additional		Other		Total
	Common Stock		Preferred Stock		Paid-in	Prepaid	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Consulting	Loss	Deficit	Equity

Balance, January 1, 2005	4,700,178	$4,700	—	$—	$30,394,728	$—	$—	$(26,161,050)	$4,238,378
Common stock issued for cash, net of issuance costs of $138,814	632,718	633	—	—	867,553	—	—	—	868,186
Common stock issued for consulting services	130,000	130	—	—	385,870	(386,000)	—	—	—
Estimated fair market value of options and warrants issued to third parties	—	—	—	—	20,500	(20,500)	—	—	—
Amortization of prepaid consulting costs	—	—	—	—	—	384,611	—	—	384,611
Net loss	—	—	—	—	—	—	—	(2,506,665)	(2,506,665)

Balance, December 31, 2005	5,462,896	5,463	—	—	31,668,651	(21,889)	—	(28,667,715)	2,984,510

Reclassification of prepaid consulting upon adoption of SFAS No. 123(R)	—	—	—	—	(21,889)	21,889	—	—	—
Common stock issued for cash, net of issuance costs of $503,244	1,347,351	1,348	—	—	2,570,703	—	—	—	2,572,051
Common stock issued in connection with JPI Acquisition	2,643,000	2,643	—	—	7,926,357	—	—	—	7,929,000
Stock options issued in connection with JPI acquisition	—	—	—	—	595,000	—	—	—	595,000
Common stock issued for consulting services	529,000	529	—	—	1,639,281	—	—	—	1,639,810
Estimated fair market value of warrants and common stock issued to third parties for services	—	—	—	—	128,155	—	—	—	128,155
Stock-based employee and director compensation	—	—	—	—	2,397,700	—	—	—	2,397,700
Exercise of warrants and options	113,450	113	—	—	305,973	—	—	—	306,086
Translation loss	—	—	—	—	—	—	(21,728)	—	(21,728)
Net loss	—	—	—	—	—	—	—	(5,867,428)	(5,867,428)

Balance, December 31, 2006	10,095,697	$10,096	—	$—	$47,209,931	$—	$(21,728)	$(34,535,143)	$12,663,156

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2005	2006

Cash flows from operating activities:
Net loss	$(2,506,665)	$(5,867,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,508	310,372
Fair value of options granted to employees and directors for services	—	2,397,700
Common stock issued for services	365,778	1,054,405
Warrants issued for services	18,833	65,933
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(101,197)
Inventories	(10,636)	(111,364)
Prepaid expenses and other current assets	(71,470)	40,844
Accounts payable and accrued expenses	31,958	272,450

Net cash used in operating activities	(2,064,694)	(1,938,285)

Cash flows from investing activities:
Purchase of property and equipment	(10,937)	(2,797)
Purchase of product licenses	—	(332,587)
Cash paid for acquisition of JPI, net of cash acquired	—	(395,756)

Net cash used in investing activities	(10,937)	(731,140)

Cash flows from financing activities:
Payments on notes payable	—	(103)
Proceeds from issuance of common stock, net of cash offering costs of $138,814 in 2005 and $503,244 in 2006, respectively	868,186	2,572,051
Proceeds from the exercise of warrants and options	—	306,086

Net cash provided by financing activities	868,186	2,878,034

Effect of exchange rates on cash and cash equivalents	—	(21,728)

Net change in cash and cash equivalents	(1,207,445)	186,881

Cash and cash equivalents, beginning of year	2,605,537	1,398,092

Cash and cash equivalents, end of year	$1,398,092	$1,584,973

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$27,034

Cash paid during the year for taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities:
     See Notes 2, 10, 11, and 12 to consolidated financial statements for non-cash investing and financing activities.
See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The predecessor to AMDL, Inc. (the “Company” or “AMDL”) was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.
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
On September 28, 2006, the Company acquired 100% of the outstanding shares of Jade Pharmaceutical, Inc. (“JPI”) (see Note 2). JPI has two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”).
Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,506,665 and $5,867,428 during the years ended December 31, 2005 and 2006, respectively, and had an accumulated deficit of $34,535,143 at December 31, 2006. In addition, the Company used cash in operations of $2,064,694 and $1,938,285 during the years ended December 31, 2005 and 2006, respectively. At April 13, 2007, the Company had cash on hand of approximately $355,000 and cash is being depleted at the rate of approximately $200,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through June 2007.
The Company’s near and long-term operating strategies focus on (i) obtaining Food and Drug Administration (“FDA”) and China’s State Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products.
The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, or to conduct clinical trials which may be required to receive FDA approval after June 2007 is the sale of securities. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
In response to the Company’s current financial condition and as a part of its ongoing corporate strategy, the Company has received a non-binding letter of intent for additional financing. The Company is investigating various financing alternatives, but there can be no assurance that these financing transactions will close or, if closed what the amount or timing thereof will be.
In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future. In June 2006, the Company submitted a plan to become compliant with AMEX’s

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. Accordingly, AMEX has not yet issued its final letter stating that the Company is in compliance with the Continued Listing Standards. These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
Reverse Stock Split
On September 28, 2006, the Company’s Board of Directors effected a one-for-five reverse stock split of its common stock. All share and per share information for the periods presented herein have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI, from date of acquisition (see Note 2). Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is reasonably assured. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), JPI’s revenues are reported net of value added taxes (“VAT”) collected.
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.
Other Comprehensive Income and Foreign Currency Translation
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners.
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at year end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a component of stockholders’ equity. Translation losses were $21,728 for the year ended December 31, 2006.
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
Inventories
JPI records inventories at the lower of weighted average cost or net realizable value. Major components of inventories are raw materials, packaging materials, direct labor and production overhead. AMDL’s inventories consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Office equipment	3 to 10 years
Buildings and improvements	5 to 30 years
Machinery and equipment, including lab equipment	5 to 15 years
Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations.
Intangible Assets
Intangible assets consist of intellectual property, land use rights, non-compete agreements, customer relationships and trade name and logo (see Note 5).
Intellectual Property
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The $2,000,000 acquisition price is being

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
amortized over the expected useful life of the technology, which the Company has currently determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life.
Land Use Rights
The Company leases certain parcels of land from the Chinese government for original terms ranging from 40 to 50 years. The Company capitalized $1,200,769 as land use rights, which are being amortized on the straight-line basis over the weighted-average remaining lease terms of 33 years. The land use rights are pledged with a bank as security for some of the loans granted to the Company (see Note 8).
Non-Compete Agreements
Non-compete agreements were entered into with Jade and certain of its officers. The non-compete agreements of $382,389 are amortized over their 5-year term using the straight-line method.
Customer Relationships
In connection with the acquisition of JPI, the Company capitalized $254,926 related to customer relationships, which is the estimated fair value of the assets and are amortized on the straight-line basis over their estimated useful life of 7 years.
Trade Name and Logo
In connection with the acquisition of JPI, the Company capitalized $637,317 related to trade name and logo, which is the estimated fair value of the assets and are amortized on the straight-line basis over their estimated useful life of 10 years.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

•	changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	ability to maintain Good Manufacturing Process (“GMP”) certifications.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2006. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.
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
Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its DR-70® kit. In May 2002, the Company decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and it submitted the results to the FDA in September 2003. In January 2004, the FDA responded to the Company’s submission. The FDA identified deficiencies in the Company’s application and advised its consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the FDA determined that the DR-70® kit was not substantially equivalent to any other device, which has gone through the 510(k) approval process. The FDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, it could submit such additional information for the FDA’s consideration. In January 2005, DOCRO supplied additional data and submitted a new application to the FDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the FDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. Representatives of the Company met with the FDA to go over their concerns. The Company is revising its strategy regarding FDA approval of DR-70® and the Company is reviewing additional patient data which supports “substantial equivalence” to CEA.
Company management met with the FDA on January 25, 2007. This was a Pre-IDE meeting to obtain further guidance on the Company’s submission of DR-70®. After a responsive submission is filed, the FDA will likely raise other issues in furtherance of the approval process. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.
Operations in China
JJB and YYB operate as wholly owned foreign enterprises (“WFOE”) in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
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
Accounting for Stock-Based Compensation
All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date.
The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.
At December 31, 2006, the Company had four stock-based compensation plans as more fully described in Note 10.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payments transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statement of operations, other than for option grants to employees and directors below the fair market value of the underlying stock at the date of grant. No option-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the dates of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. The estimated average forfeiture rate for the year ended December 31, 2006 was 0% as options generally vest upon grant. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Pursuant to SFAS No. 123(R), deferred stock-based compensation expense with a balance of $21,889 at December 31, 2005 was eliminated against additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.
SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without besting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options:

	2005	2006

Dividend yield	—%	—%

Expected volatility	83%	276%

Risk-free interest rate	3.12%	4.71%

Expected term	1.0 year	4.16 years

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans. For purposes of this disclosure, the fair value of the options is estimated using the Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

For The Year Ended
December 31, 2005

Net loss as reported	$(2,506,665)

Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(72,000)

Pro forma net loss	$(2,578,665)

Basic and diluted loss per share — as reported	$(0.50)

Basic and diluted loss per share — pro forma	$(0.52)

The following is a summary of employee and director stock option activity as of December 31, 2006 and changes during the year then ended:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value

Options outstanding at January 1, 2006	816,637	$7.00
Granted	848,000	$3.52
Expired/forfeited	(95,000)	$20.00
Exercised	(7,000)	$2.40

Options outstanding and exercisable at December 31, 2006	1,562,637	$4.35	3.35	$1,245,501

The aggregate intrinsic value set forth in the above table represents the total pre-tax intrinsic values, based on the Company’s closing stock price of $4.07 as of December 31, 2006, and assumes all the optionees had exercised their options as of that date.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
Employee and director stock-based compensation expense for the year ended December 31, 2006 was $2,397,700. Stock-based compensation related to employee and director stock options under SFAS No. 123(R) was allocated as follows:

General and administrative expense	$2,349,400
Research and development	48,300

$2,397,700

The weighted-average grant date fair value of employee and director stock options granted during the years ended December 31, 2005 and 2006 was $1.20 and $2.83, respectively.
At December 31, 2006, there was no unrecognized compensation expense related to employee and director stock options. The total fair value of shares vested during the year ended December 31, 2006 was $2,397,700. The aggregate intrinsic value of options exercised during 2006 was $11,690.
As of result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 were $2,397,700 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $0.49 per share, or $0.34 less had the Company continued to account for share-based compensation expense under APB No. 25.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 366,028 and 333,139 for the years ended December 31, 2005 and 2006, respectively.
Income Taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.
JJB has been granted a 100% waiver on corporate income taxes in China for years 2006 and 2007. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, and valuation of options, warrants and deferred tax assets. Actual results could differ from those estimates.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable approximates its fair value based on rates currently available to the Company for similar debt instruments.
Segments of an Enterprise and Related Information
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During the year ended December 31, 2005, approximately 95% of our net revenues were to customers in foreign countries. During the year ended December 31, 2006, approximately 3% of the Company’s net revenues were from sales of DR-70® with remaining sales related to JPI’s products. In 2006, sales of DR-70® were made to two foreign customers, one in Korea ($57,925) and one in Taiwan ($5,875). Three U.S.-based customers also purchased DR-70® kits ($4,938), which were used for research purposes only. Substantially all of the Company’s assets are held in China while all transactions are denominated in U.S. dollars.
As a result of the acquisition of JPI, the Company has segregated its operations into two reportable segments: AMDL—U.S. and JPI—China. The Company evaluates results of operations of its segments based on business activities, management responsibilities and geographic location.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $13,420 for the year ended December 31, 2006. There were no advertising costs incurred in 2005.
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of December 31, 2006, the Company had approximately $1,094,000 in excess of this limit.
Customers
The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. At December 31, 2006, accounts receivable is net of a reserve of doubtful accounts and sales returns of $36,126. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
As of December 31, 2006, one customer comprised 12% of outstanding accounts receivable. For the years ended December 31, 2005 and 2006, two and three customers comprised 95% and 37% of net revenues, respectively.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this Interpretation will have on the Company’s consolidated financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.
In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
NOTE 2 — ACQUISITION OF JADE PHARMACEUTICAL, INC.
On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, the Company acquired 100% of the outstanding shares of JPI from Jade Capital Group Limited (“Jade”). JPI has two wholly-owned PRC based subsidiaries, YYB and JJB. YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jiangxi Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
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

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
Both JJB and YYB are wholly-foreign owned enterprises (“WFOEs”). WFOEs are limited liability companies established under PRC Company Law that are exclusively owned by foreign investors. WFOEs are used, among other things, to enable local PRC based entities to carry on business in China, rather than operate in a representative capacity; to acquire land use certificates to own and operate facilities in the PRC; employ persons in the PRC and to hold intellectual property rights; to protect intellectual property and proprietary technology; and to issue invoices to their customers in RMB and record revenues in RMB, but convert the profits into U.S. dollars for reporting on a consolidated basis.
The results of JPI’s operations have been included in the consolidated financial statements of the Company since the date of acquisition.
The aggregate purchase price was $9,116,896, consisting of 2,643,000 shares of the Company’s common stock valued at $7,929,000 (based on the closing price of the Company’s common stock on the date of acquisition), options to purchase 500,000 shares of the Company’s common stock valued at $595,000 (based on the Black-Scholes option pricing model) and $592,896 in acquisition related transaction costs.
The terms of the Stock Purchase and Sale Agreement provided that additional purchase consideration of an additional 100,000 shares of the Company’s common stock (the “Escrow Shares”) were deposited in an escrow account held by a third party escrow agent. If, within one year from and after the closing of the Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the People’s Republic of China State Federal Drug Agency or other appropriate agency (“SFDA”) has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before a date one year after the closing of the Stock Purchase and Sale Agreement, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.
In accordance with SFAS No. 141, Business Combinations, the Company has allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

Purchase consideration:
Transaction costs, primarily legal and accounting	$592,896
Estimated fair value of common stock issued	7,929,000
Estimated fair value of options to purchase common stock	595,000

$9,116,896

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006

Allocation:
Tangible assets acquired:
Cash	$197,140
Accounts receivable	1,440,680
Inventories	550,623
Property and equipment	9,268,300
Land use rights	1,200,769
Prepayments, primarily product licenses	1,292,531
Identifiable intangible assets acquired:
Non-compete agreements	382,389
Customer relationships	254,926
Trade name and logo	637,317

Total assets acquired	15,224,675

Liabilities assumed:
Current liabilities	(1,440,373)
Current and long-term debt	(4,667,406)

Total liabilities assumed	(6,107,779)

$9,116,896

The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management. The fair values of the non-compete agreements, customer relationships and trade name and logo were determined using an income approach and discounted cash flow techniques.
The following unaudited financial information presents the pro forma results of operations and gives effect to the JPI acquisition as if the acquisition was consummated on January 1, 2005. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2006

Net revenues	$6,985,504	$7,186,238

Net loss	$(905,970)	$(3,869,371)

Basic and diluted loss per share	$(0.12)	$(0.43)

Weighted average common shares outstanding - basic and diluted	7,645,886	9,080,230

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
NOTE 3 — INVENTORIES
Inventories consist of the following at December 31, 2006:

Raw materials	$241,219
Work-in-process	9,892
Finished goods	489,547

$740,658

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2006:

Building and improvements	$6,443,711
Machinery and equipment	2,018,097
Office equipment	851,998
Lab equipment	12,371

9,326,177

Less accumulated depreciation	(196,273)

$9,129,904

Depreciation expense was $7,508 and $158,510 for the years ended December 31, 2005 and 2006, respectively.
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at December 31, 2006:

				Weighted-
				Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Value	Amortization	Net	(in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$(541,667)	$1,458,333	20
Land use rights	1,200,769	(10,205)	1,190,564	33
Non-compete agreements	382,389	(19,120)	363,269	5
Customer relationships	254,926	(9,105)	245,821	7
Trade name and logo	637,317	(13,432)	623,885	10

	$4,475,401	$(593,529)	$3,881,872

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
During the years ended December 31, 2005 and 2006, amortization expense totaled $100,000 and $151,862, respectively. The estimated amortization expense for the next five years is as follows:

Years Ending December 31,

2007	$307,450
2008	307,450
2009	307,450
2010	307,450
2011	288,330
In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1). During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if either of the lawsuits is successful (see Note 9).
As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has not paid any royalties to Dr. Chang to date as there have been no sales of combination gene therapy products.
NOTE 6 — OTHER ASSETS
Other assets at December 31, 2006 consist of the following:

Prepayments, primarily product licenses	$1,645,678
Refundable deposits	5,757

$1,651,435

Revenues have not yet been generated from the product licenses. At the time commercial sales of the product begin, the product licenses will be amortized to the cost of goods sold using the straight-line method over the estimated useful life of the related product.
During the year ended December 31, 2006, YYB paid a deposit of $332,587 to acquire an additional product license with a total cost of $486,000. The balance is to be paid upon successful production of the medicine and completion of all necessary medicine transfer documentation.
NOTE 7 — INCOME TAXES
The provision for income taxes (benefit) is as follows for the years ended December 31, 2006 and 2005:

	2005	2006

Current:
Federal	$—	$—
State	800	800
Foreign	—	29,447

	800	30,247

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

	—	—

	$800	$30,247

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006

Deferred tax asset:
Net operating loss carryforwards	$10,174,000
Expenses recognized for granting of options and warrants	1,756,000

Total gross deferred tax asset	11,930,000

Less valuation allowance	(11,930,000)

$—

The valuation allowance increased by approximately $864,000 and $1,223,000 during the years ended December 31, 2005 and 2006, respectively. No current provision for federal or state income taxes for the years ended December 31, 2005 and 2006 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.
The provision (benefit) for income taxes for 2005 and 2006 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2005	2006

Computed tax benefit at federal statutory rate	$(852,000)	$(1,995,000)
State income tax benefit, net of federal effect	1,000	1,000
Expired net operating losses	138,000	355,000
Foreign earnings taxed at different rates	—	(130,000)
Stock transactions	—	358,000
Increase in valuation allowance	714,000	1,441,000
Other	—	—

	$1,000	$30,000

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $26,100,000 and $14,800,000 for federal and state income tax reporting purposes, which expire at various dates through 2026 and 2010, respectively.
Foreign earnings of the Company are primarily considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but is not expected to result in additional U.S. tax expense as a result of the Company’s U.S. net operating losses and valuation allowance.
The utilization of the net operating loss carry forwards may be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2006.
Value Added Tax Payable
The Company is subject to a value added tax (“VAT”) at a rate of 17% on all product sales in the PRC. The VAT payable on product sales is computed net of VAT paid on purchases by the Company in the PRC.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
NOTE 8 — NOTES PAYABLE
At December 31, 2006, the Company had $4,667,303 in outstanding indebtedness owed to two financial institutions, representing working capital and construction advances made from June 24, 2004 through January 12, 2006. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% — 9.45% per annum. Any remaining unpaid principal and accrued interest is due at maturity on various dates through December 31, 2008.
Future aggregate maturities of notes payable at December 31, 2006 are as follows:

Years Ending December 31,

2007	$3,060,662
2008	1,606,641

4,667,303

Less current portion	(3,060,662)

$1,606,641

Prior to the purchase of certain assets of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”) by JJB, Kangda had bank loans of $5,357,000 secured by land and buildings which were subsequently transferred to JJB. Pursuant to an agreement between JJB, Kangda and the bank, JJB assumed bank loans of $4,332,000, and Kangda continued to owe the bank $1,025,000. A new bank loan to reflect this revision has not been made. As of December 31, 2006, a total of $669,000 was due. There is a verbal agreement with the bank to extend the term of the loan. As of December 31, 2006, no new agreement has been executed and therefore amounts representing expired loans were classified as current.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2008. The lease requires monthly lease payments of $6,600. JPI’s main office is located in the Di Wang Building of Shenzen and is leased for approximately $6,515 per month through November 2007.
Rent expense was approximately $76,000 and $99,100 for the years ended December 31, 2005 and 2006, respectively.
As of December 31, 2006 future minimum rental payments required under non-cancelable operating leases are as follows:

Years Ending December 31,

2007	$127,934
2008	72,600

$200,534

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
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
If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected (see Note 5), and its future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.
In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned during the year ended December 31, 2006.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
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

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
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
The plan requires the Company to make a cash payment in an amount equal to three hundred percent (300%) of the participant’s average total compensation of the prior three years preceding the change in control. If the Company’s independent registered public accounting firm determines that the total payments made to a person result in an excise tax imposed by Internal Revenue Code §4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.
Immediately following a change in control, the Company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the Company.
Consulting Agreements
The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During 2005 and 2006, the Company paid cash, and issued stock and warrants to third parties under these agreements (see Notes 11 and 12).
On September 20, 2006, an agent’s contract was entered into with Shenzen Jie Kang to assist in marketing and consulting for the Jiezhong Healthy Supermarket venture. The contract requires an initial payment of approximately $31,000 for each authorized distributor retained and a commission based on the schedule below:
•	commission of 2% on the amount of goods or services sold to the distributor if total sales delivered to the distributor exceeds $63,000 in any single month;

•	additional commission of 1% if total sales delivered to the distributor exceeds $189,000 in any single month;

•	Special bonus of 2% on total amount of goods delivered exceeds $251,000 in any single month; and

•	An additional allowance progressively increased with the number of distributors successfully solicited.
See Notes 11 and 12 for a summary of non-cash consulting agreements.
Employment Agreements
On January 31, 2005, the Company entered into a three-year employment agreement with its president and chief executive officer at a base compensation of $400,000 per year. Under the employment agreement, the officer also received non-qualified stock options to purchase 60,000 shares of the Company’s common stock, under its 1999 Stock Option Plan exercisable at $4.15 per share.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
As part of the closing of the JPI acquisition on September 28, 2006, the Company entered into two three-year employment agreements, one with the executive vice-president of JPI and a director at an annual base rate of $156,000 per year and another with the chief executive officer of JPI at an annual base rate of $204,000 per year. In addition, each person received a one-time signing bonus of $50,000.
Licensing Agreements
The Company has an agreement to pay royalty fees to JGT Management Services, Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008. The Company may elect to pay a $25,000 buy-out fee, subject to acceptance by JGT. During 2005 and 2006, the Company paid or accrued $1,463 and $1,676, respectively, in connection with this agreement.
Indemnities and Guarantees
The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. Pursuant to the Sale and Purchase Agreement, the Company has indemnified the holders of registerable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, the Company has agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.
NOTE 10 — STOCK OPTIONS
Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The shareholders of the Company approved the 1999 Plan on June 28, 2000. Under the 1999 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 400,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 1999 Plan terminates on June 30, 2009. Options to purchase 60,000 shares under the 1999 Plan were granted to the president of the Company on January 25, 2005 in connection with his employment agreement. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of December 31, 2006, 231,875 options at an average exercise price of $5.48 per share were outstanding under the 1999 Plan. The Company had 36,251 options available for grant under the 1999 Plan at December 31, 2006.
On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 200,000 post reverse split shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted under the 2002 Plan in 2005 and 2006. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of December 31,

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
2006, 180,762 options at an average exercise price of $3.24 per share were outstanding under the 2002 Plan. The Company had no options available for grant under the 2002 Plan at December 31, 2006.
On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The shareholders of the Company approved the 2004 Plan on September 27, 2004. Under the 2004 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 480,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall generally not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may generally not exceed 10 years from the date of grant. Under the terms of the 2004 Plan, 50,260 options were granted under incentive stock option agreements to employees, and 228,740 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options have an exercise price equal to the fair market value on the date of grant, vested immediately and expire in 5 years. As of December 31, 2006, 480,000 options at an average exercise price of $5.12 per share were outstanding under the 2004 Plan. The Company had no options available for grant under the 2004 Plan at December 31, 2006.
On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”) subject to stockholder approval. Stockholder approval was obtained on September 8, 2006 for the 2006 Plan. Under the 2006 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors, consultants and independent contractors of the Company for the purchase of up to 5,000,000 shares of the Company’s common stock. The exercise price per share for incentive and nonqualified stock options shall generally not be less than 100% of the fair market value per share on the date of grant. Options granted under the 2006 Plan expire 10 years from the date of grant. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. The Company granted options to purchase 670,000 shares under the 2006 Plan. As of December 31, 2006, 670,000 options at an average exercise price of $3.70 per share were outstanding under the 2006 Plan. The Company had 4,330,000 options available for grant under the 2006 Plan at December 31, 2006.
In connection with the JPI acquisition on September 28, 2006 (see Note 2), the Company granted options outside of its stock option plans to certain individuals affiliated with Jade for the purchase of 500,000 shares of the Company’s common stock. The options have an exercise price of $2.95, were immediately exercisable and have a term of three years from the date of grant.
During the year ended December 31, 2006, options were exercised for 7,000 shares of common stock at $2.40 per share, resulting in aggregate proceeds of $16,800.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
The following is a status of the stock options outstanding at December 31, 2005 and 2006 and the changes during the years then ended:

	2005		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding, beginning of year	863,637	$7.30	816,637	$7.00

Granted	60,000	4.15	1,348,000	3.31
Expired/forfeited	(107,000)	7.65	(95,000)	20.00
Exercised	—	—	(7,000)	2.40

Outstanding and exercisable, end of year	816,637	$7.00	2,062,637	$4.01

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
Range of	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$2.40-$2.95	810,000	2.70	$2.84	810,000	$2.84
$3.70-$4.85	825,000	4.38	$3.84	825,000	$3.84
$5.50-$6.15	382,237	2.10	$5.97	382,237	$5.97
$11.25-$11.95	45,400	0.10	$11.40	45,400	$11.40

	2,062,637		$4.01	2,062,637	$4.01

The fair value of each option granted during 2005 and 2006 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 83% and 212%, respectively, (iii) weighted-average risk-free interest rate of approximately 3.12% and 4.78%, respectively, and (iv) expected lives of one year and 3 years, respectively.
NOTE 11 — STOCK WARRANTS
From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.
On February 17, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc. (“Savannah”), a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $4.50 per share. The warrants were valued at $7,000 using the Black-Scholes option pricing model and charged to general and administrative expense in 2005.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
On May 19, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock and cash payments of $9,000 to Savannah for investor public relations services to be provided from June 1, 2005 through August 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $3.55 per share. The warrants were valued at $6,750 using the Black-Scholes option pricing model and charged to general and administrative expense in 2005.
On August 31, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock and cash payments of $9,000 to Savannah for investor public relations services to be provided from September 1, 2005 through November 30, 2005. The common shares issuable on exercise of the warrants are exercisable at $1.95 per share. The warrants were valued at $4,250 using the Black-Scholes option pricing model and was charged to general and administrative expense in 2005.
In August 2005, the Company issued warrants to purchase a total of 379,631 shares at exercise prices ranging from $2.20 to $2.45 in connection with the August 2005 private placement offering (see Note 12).
On November 30, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock to Savannah for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The common shares issuable on exercise of the warrants are exercisable at $1.75 per share. The warrants were valued at $2,500 using the Black-Scholes pricing method and $833 was charged to general and administrative expense in 2005. The remaining $1,667 was expensed in 2006.
In April 2006, the Company issued warrants to purchase a total of 1,101,515 shares of the Company’s common stock at an exercise price of $2.78 in connection with the April 2006 private placement offering (see Note 12).
On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The common shares issuable on exercise of the warrants are exercisable at $4.52 per share. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to general and administrative expense in 2006. The remaining $42,000 will be recognized as expense over the remaining term of the consulting agreement.
In December 2006, the Company issued warrants to purchase a total of 367,137 shares of the Company’s common stock at an exercise price of $5.51 in connection with the December 2006 private placement offering (see Note 12).
During the year ended December 31, 2006, warrants were exercised for 1,800 shares of common stock at $2.20 per share, 15,625 shares at $2.45 per share, and 89,025 shares at $2.78 per share, resulting in aggregate proceeds of $289,286.
In 2006, the Company extended the term of certain outstanding warrants which were previously issued to investors and consultants. The warrants were set to expire on December 29, 2006. The warrants were extended for an additional six month period through June 30, 2007. In connection with the extension of the warrant terms, the Company recorded consulting expense of $22,266 and a corresponding amount to additional paid-in capital.
The fair value of each warrant granted during 2005 and 2006 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 109 percent and 123 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 3.75 percent and 4.80 percent, respectively, and (iv) expected lives of one and 1.12 years, respectively.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
The following represents a summary of the warrants outstanding at December 31, 2005 and 2006 and changes during the years then ended:

	2005		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	963,379	$5.95	1,323,010	$5.00
Issued	399,631	2.40	1,493,652	3.48
Expired/forfeited	(40,000)	1.95	(82,220)	4.91
Exercised	—	—	(106,450)	2.72

Outstanding and exercisable, end of year	1,323,010	$5.00	2,627,992	$4.22

Weighted average fair value of warrants issued		$1.05		$2.61

The following table summarizes information about warrants outstanding at December 31, 2006:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)

$7.30	317,676	0.50
$5.85	353,481	2.00
$5.51	367,137	3.00
$5.45	50,000	0.62
$4.95	50,000	0.62
$4.70	50,000	0.62
$4.60	20,000	0.63
$4.52	25,000	1.87
$4.50	5,000	0.16
$3.55	5,000	0.41
$2.78	1,012,490	2.27
$2.45	235,626	1.63
$2.20	126,582	1.66
$1.95	5,000	0.67
$1.75	5,000	0.92

	2,627,992

The outstanding warrants at December 31, 2006 are held by consultants and other service providers, stockholders, and former note-holders and are immediately exercisable.
NOTE 12 — STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Certificate of Incorporation authorizes the Company to issue up to 25,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
quantities as the board of directors may determine. During the periods presented, the Company had no shares of preferred stock outstanding.
Common Stock
The Company’s Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of common stock, $0.001 par value.
Cash Financing Activities
On August 9, 2005, the board of directors authorized additional Regulation S and Regulation D companion offerings for the sale of up to 640,000 units consisting of one share of common stock at a discount of up to 25% below the current market price at the time of issuance and a warrant to purchase one-half share of common stock (a “Unit”), to accredited and non-U.S. investors only, in a private placement. A total of 418,750 shares were sold at $1.60 per share and 213,968 shares were sold at $1.58 per share, each price representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to each of two closing dates. The Company received a total of $1,007,000 in gross proceeds in the two closings, which took place on August 16 and August 29, 2005, respectively, for a total of 632,718 Units. Under the terms of the August 2005 offerings, investors received warrants to purchase a number of shares (“Warrant Shares”) of common stock equal to the one-half the total number of shares purchased in the offering. The warrants are exercisable at $2.45 and $2.20, respectively, per share, equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five consecutive trading days immediately prior to the two closings. Each warrant became exercisable on the date of issuance and remains exercisable until three years after the respective closing, namely, August 16, 2008 or August 29, 2008.
In connection with the August 2005 offering, the Company utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Havkit Corporation (“Havkit”), an NASD member broker-dealer, as its placement agent for sales in the United States. For their services, Galileo and Havkit received commissions in the aggregate of $100,700 and warrants to purchase an aggregate of 63,308 shares of our common stock at exercise prices of $2.20 to $2.45 per share, depending on the date of issuance. The Company also paid Galileo $30,210, as a three percent non-accountable expense allowance in connection with the offering, and it has also agreed to pay a six percent cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling $7,904 in connection with the offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.
On November 15, 2005, the Company’s Form S-3 registration statement filed with the Securities and Exchange Commission was declared effective registering 1,157,350 shares of the Company’s common stock consisting of (i) the total of 632,718 shares issued to the investors in the August 2005 offering (ii) the 316,324 shares issuable upon exercise of the related investor warrants and the 63,308 shares issuable upon exercise of the warrants issued to the placement agent in the offerings; (iii) the 60,000 shares issued to Boston Financial Partners in April 2005 (see Non-Cash Financing Activities below); (iv) 70,000 shares to First International Capital Group, Ltd., in July 2005 (see Non-Cash Financing Activities below) and (v) the 15,000 shares issuable upon exercise of the warrants granted to Savannah in February, May and August 2005 (see Note 11).
On April 10, 2006, the Company conducted the closing of a combined private offering (“April 2006 Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock and warrants to purchase a number of shares of common stock equal to the number of shares sold in the April 2006 Offering. The Company received $1,812,495 in aggregate gross proceeds from the sale of a total of 1,001,378 shares in the April 2006 Offering. The shares were sold at a price of $1.81 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the warrant shares issued in the April 2006 Offering was $2.78.

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
In connection with the April 2006 Offering, the Company utilized the services of Galileo for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer, as its placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $181,249 and warrants to purchase an aggregate of 100,137 shares of the Company’s common stock. The Company also paid Galileo a three percent non-accountable expense allowance of $54,636 in connection with the April 2006 Offering and the Company has also agreed to pay a six percent cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred legal and other costs totaling $118,686 in connection with the April 2006 Offering. Total costs associated with the April 2006 Offering were $354,571, which costs have been netted against the proceeds received.
The Company filed a registration statement on May 10, 2006 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale and resale of the shares and the warrant shares sold in the April 2006 Offering.
On December 29, 2006, the Company conducted the closing of a combined private offering (“December 2006 Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock and warrants to purchase a number of shares of common stock equal to the number of shares sold in the December 2006 Offering. The Company received $1,262,800 in aggregate gross proceeds from the sale of a total of 345,973 shares in the December 2006 Offering. The shares were sold at a price of $3.65 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the warrant shares issued in the December 2006 Offering was $5.51 per share.
In connection with the December 2006 Offering, the Company utilized the services of Galileo for sales to non-U.S. persons, and Network, as its placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of $77,230 and warrants to purchase an aggregate of 21,164 shares of the Company’s common stock. The Company also paid Galileo a three percent non-accountable expense allowance of $23,169 in connection with the December 2006 Offering and the Company has also agreed to pay a six percent cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred legal and other costs totaling $48,274 in connection with the December 2006 Offering. Total costs associated with the December 2006 Offering were $148,673, which costs have been netted against the proceeds received.
The Company filed a registration statement on January 25, 2007 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale of the and resale of the shares and the warrant shares sold in the December 2006 Offering.
Non-Cash Financing Activities
On April 11, 2005, the board of directors authorized the issuance of 60,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from April, 11, 2005 through October 31, 2005 and the Company issued the shares on April 13, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April, 11, 2005, and $204,000 was charged to general and administrative expense in 2005.
On July 22, 2005, the board of directors authorized the issuance of 70,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $161,778 was charged to general and administrative expense in the year ended December 31, 2005, and the balance of $20,222 was charged to general and administrative expense during 2006.
On January 5, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
the trading price of the common stock on January 23, 2006. The Company recorded general and administrative expense of $300,000 during the year ended December 31, 2006.
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the year ended December 31, 2006, the Company charged $310,555 to general and administrative expenses with the balance of $37,445 recorded in prepaid expenses, which will be charged to general and administrative expense over the remaining contract period.
On September 22, 2006, the Board of Directors authorized the issuance of 9,000 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from September 22, 2006 through December 21, 2006. The shares were valued at $22,050 based on the trading price of the common stock on September 22, 2006. During the year ended December 31, 2006, the Company charged $22,050 to general and administrative expenses.
October 1, 2006, the Board of Directors authorized the issuance of 80,000 shares of common stock to Boston Financial Partners, Inc. for consulting services performed through November 15, 2006. The shares were valued at $216,000 based on the trading price of the common stock on October 1, 2006, and were recorded in general administrative expenses during the year ended December 31, 2006.
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on October 5, 2006. This amount was recorded in prepaid expenses and will be charged to general and administrative expense in 2007 over the contract period.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. The Company recorded $205,800 as general and administrative expense during the year ended December 31, 2006 and the balance of $343,000 is included in prepaid expenses.
NOTE 12 — SEGMENT REPORTING
The Company has two reportable segments consisting of China and the United States (“U.S.”). The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company’s reportable segments as of and for the year ended December 31, 2006:

	China	U.S.	Total

Net revenue	$2,032,881	$71,055	$2,103,936

Gross profit	$1,026,677	$41,816	$1,068,493

Depreciation	$149,910	$8,600	$158,510

Amortization	$51,862	$100,000	$151,862

Interest expense	$90,433	$—	$90,433

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006

	China	U.S.	Total

Net Loss	$435,814	$(6,303,242)	$(5,867,428)

Identifiable assets	$15,791,809	$3,448,804	$19,240,613

Capital expenditures	$—	$2,797	$2,797
NOTE 13 — RELATED PARTY TRANSACTIONS
On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ended January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased kits at a total cost of $4,465 and $5,875 during 2005 and 2006, respectively.
At December 31, 2006, the Company has a receivable of $147,106 due from Jade related to expenses paid by JPI on behalf of Jade. In addition, at December 31, 2006 the Company has a receivable of $14,510 due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
Changes in Internal Controls
     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.
Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.
     The following table sets forth the name and age of each nominee for director, the year he was first elected a director and his position(s) with AMDL.

Name	Age	Year First Elected	Position

William M. Thompson III, M.D.	78	1989	Chairman of the board of directors

Gary L. Dreher	60	1999	President, Chief Executive Officer, Secretary and Director

Douglas C. MacLellan	51	1992	Director

Edward R. Arquilla, M.D., Ph.D.	84	1997	Director

Minghui Jia	46	2006	Director
     Dr. Thompson has been one of our directors since June 1989, Chairman since 1991, and CEO during the years 1992-1994. He is currently Medical Director of PPO Next and a member of the clinical surgical faculty of U. C. Irvine School of Medicine. Dr. Thompson has practiced medicine for over 40 years, in general practice, general surgery and trauma surgery. Previously he practiced patent law and worked in the pharmaceutical industry in research, law and senior management for 13 years. During his medical career, he was founding Medical Director of Beach Street and August Healthcare Companies during a 25-year association with the managed care PPO industry. Dr. Thompson has also served on the OSCAP Board of SCPIE, the malpractice carrier for 20 years and chaired its Claims Committee. He has been heavily involved with organized medicine and hospital staff management over many years and was a principal architect of the paramedic and emergency systems of Orange County, CA.
     Mr. Dreher is president and Chief Executive Officer and has served as such since 1998. He was appointed as Secretary in 2004. Mr. Dreher has been a member of our Board of Directors since 1999. Prior to joining the Company, Mr. Dreher served as President of Medical Market International of Yorba Linda, California, a marketing and management services company he co-founded. Mr. Dreher has over 30 years of management, marketing and sales management experience with Fortune 500 companies in the biomedical and medical diagnostic industry, including Bristol Meyers, Mead Johnson and Warner Lambert. Mr. Dreher also currently serves on the Board of Directors of Optimum Care Corporation.

     Mr. MacLellan has been a member of the Board of Directors since 1992 and is chairman of the audit and governance committees of the Company. Mr. MacLellan is currently president and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. From August 2005 to the present, Mr. MacLellan has been a member of the board of directors of Edgewater Foods, International, Inc. Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of AXM Pharma, Inc. (AMEX:AXJ) and its predecessors. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the vice-chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was president, chief executive officer and director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.
     Dr. Arquilla has been one of our directors since February 1997. Dr. Arquilla received his M.D. and PhD from Case Western University in 1955 and 1957, respectively. He was board certified in anatomic pathology in 1963. In 1959, he was appointed assistant professor of pathology at the University of Southern California. In 1961, he was appointed assistant professor of pathology at UCLA and promoted to full professor of pathology in 1967. He was appointed as the founding chair of Pathology at UCI in 1968. He continued in this capacity until July 1, 1994. He is presently an active professor emeritus of pathology at UCI. He has more that 80 peer reviewed published articles. His current interests are focused on immuno-pathological testing of biologically important materials.
     Mr. Minghui Jia was elected to the board of directors in 2006 and is currently the Managing Director of Jade Pharmaceutical, Inc. Mr. Jia has over 10 years experience in investment banking, venture capital, marketing institutional trading and senior corporate management experience. Mr. Jia is familiar with all procedures for manufacturing and marketing with respect to the Asian Pharmaceutical market and has an in-depth understanding of the industry. Prior to founding Jade Capital Group, Ltd. and Jade Pharmaceutical Inc., Mr. Jia served as marketing director for China Real Estate Corporation, one of the largest Chinese property corporations between 1999 and 2003. Between 1989 and 1998, Mr. Jia served as General Manager of several branches of China Resources Co. Ltd., the largest China export corporation. From 1987 to 1989, Mr. Jia worked for the China National Machinery import and export corporation where he served as Manager of the Import Department for Medical Instruments.
Board of Directors Meetings and Committees
     During the fiscal year ended December 31, 2006, there were six meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has established a compensation committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The compensation committee reviews and recommends to the board of directors the compensation and benefits of all of our officers and reviews general policy matters relating to compensation benefits of our employees. The board of directors has also established an audit committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The audit committee reviews the qualifications of the independent registered public accounting firm, our annual and interim financial statements, the independent registered public accounting firm’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. The Board has established a governance committee consisting of Mr. MacLellan and Dr. Thompson. The governance committee makes recommendations on board nominees and reviews management’s performance. Dr. Thompson serves as the Chairman of the compensation committee. Mr. MacLellan serves as the Chairman of the audit and governance committees. Mr. MacLellan serves as the financial expert on the Company’s audit committee.
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
     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2006 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Code of Ethics for Financial Professionals
     The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: http://www.amdl.com.
Item 10. Executive Compensation.
     Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of our last three fiscal years.

							Long-Term
	Annual Compensation						Compensation
					Other		Common Shares
					Awards		Underlying Options	All Other
Name and Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Granted (#)	Compensation ($)

Gary L. Dreher,	2006	$400,000	(1)	$10,000	$19,119	(2)	260,000	-0-
President and CEO	2005	$400,000	(1)	-0-	$18,197	(2)	300,000	-0-
	2004	$373,750	(1)	-0-	$18,000	(2)	950,000	-0-

Akio Ariura	2006	59,971	(3)	-0-	-0-		40,000	-0-
Chief Financial Officer

Arthur S. Rosten,	2006	$24,846	(4)	$-0-	-0-		-0-	-0-
Chief Financial Officer	2005	$175,000	(4)	$12,000	-0-		-0-	-0-
	2004	$175,000		$8,000	-0-		75,000	-0-

(1)	Effective May, 1, 2004 Mr. Dreher’s compensation was raised to $400,000 per annum.

(2)	In addition to Mr. Dreher’s base salary in each year, he received certain amounts for life insurance, car allowance and membership dues.

(3)	Mr. Ariura joined the Company as Chief Financial Officer on August 16, 2006. The amounts above reflect his compensation for 5-1/2 months in 2006.

(4)	Mr. Rosten resigned as Chief Financial Officer on December 21, 2005, but worked for the Company until the end of the 2005 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

	Number of	% of Total Options
	Securities	Granted to	Exercise
	Underlying	Employees in	or Base		Expiration
Name	Options Granted	Fiscal Year (3)	Price ($/Sh)		Date

Gary L. Dreher,	60,000 (1)	100%	$2.85	(1)	02/27/2011
President and CEO	200,000 (2)	100%	3.70	(2)	10/8/2011

Akio Ariura	40,000 (2)	100%	3.70	(2)	10/8/2011
Chief Financial Officer

(1)	These options were granted as non-qualified stock options under our 1999 Stock Option Plan and are exercisable at $2.85 per share and expire on February 27, 2011. All of these options are fully vested and became exercisable on the date of grant.

(2)	These options were granted under the 2006 Equity Incentive Plan, are exercisable at $3.70 per share and expire on October 8, 2011. All of these options are fully vested and became exercisable on the date of grant.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

	Shares		Number of Securities	Value of Unexercised
	Acquired		Underlying Unexercised	In-the-Money
	on	Value	Options at FY-End (#)	Options at FY-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexerciseable	Exercisable/Unexercisable(1)

Gary Dreher, President and CEO	0	0	649,000/0	$264,100/0
Akio Ariura	0	0	40,000/0	$14,800/0

(1)	Based on a price of $4.07 per share, the closing price as reported on the American Stock Exchange on December 31, 2006.
Director Compensation
     Certain members of our board of directors received cash compensation for their services in 2006 on committees at the rate of $4,000 per month. As chairman of our compensation committee and as chairman of our governance and audit committees, Douglas MacLellan received an additional $8,500 per month and as Chairman of our compensation committee, Dr. William Thompson received an additional $3,000 per month.
Employment Agreements
     On November 23, 1999, we entered into an employment agreement with Mr. Dreher. The agreement, which has a term of five years, provided for an annual base salary of $222,000 effective January 1, 2000, which expired in 2004. On January 31, 2005, the Company entered into a new approximate three-year employment agreement with Mr. Dreher at his then base salary of $400,000 per annum. In addition to the same benefits provided under the prior agreement, Mr. Dreher’s employment agreement provides a severance benefit if he is terminated without cause that will provide him with a salary continuation for the greater of one year after termination or the remaining term of the agreement. In connection with his employment agreement, Mr. Dreher was also granted non-qualified stock options to purchase 60,000 shares of our common stock at $4.15, expiring June 30, 2009.
     On September 28, 2006, we entered into three-year employment agreements with Minghui Jia, a director of the Company and executive vice-president of JPI providing for a base salary of $156,000 per annum and a signing bonus of $50,000. Also on that date, we entered into a three-year employment agreement with Fang Zheng, president of JPI providing for a base salary of $204,000 per annum and a signing bonus of $50,000.
Change in Control Severance Pay Plan
     On November 15, 2001, our board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director, who is also our chief executive officer, may become entitled to benefits under the plan and did not participate in the deliberations or the vote to approve the plan.
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
     Cash Bonuses. Cash bonuses are awarded, at the discretion of the Compensation Committee, to executive officers based in part on the overall financial performance of the Company and in part on the performance of the executive officer. The financial performance of the Company is measured by revenue and operating income growth and actual performance against budgeted performance. No bonuses were awarded to executives during calendar 2006.
     Stock Options. The Company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the Company. During 2006, options to purchase an aggregate of 260,000 shares of common stock were granted to Mr. Dreher and options to purchase 40,000 shares of common stock were granted to Mr. Ariura under the various existing plans.

     On March 14, 2006, the board of directors approved the adoption of the 2006 Equity Incentive Plan, subject to approval of the stockholders. The stockholders approved the 2006 Equity Incentive Plan on September 8, 2006.
     CEO Compensation. Mr. Dreher’s salary for fiscal 2006 was $416,667 in accordance with the terms of his employment agreement with the Company. On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.
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

William M. Thompson III, M.D., Chairman Douglas C. MacLellan Edward R. Arquilla, M.D., Ph.D. COMPENSATION COMMITTEE
Item 11. Security Ownership of Certain Beneficial Owners and Management.
     The following table shows the beneficial ownership of our shares of common stock as of March 22, 2006 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

	Number		Percentage
Name and Address(1)	of Shares		Owned
Gary L. Dreher	1,029,002	(2)	9.5%

Akio Ariura	40,000	(3)	*

William M. Thompson III, M.D. 408 Town Square Lane Huntington Beach, CA 92648	352,000	(4)	3.5%
Douglas C. MacLellan 8324 Delgany Avenue Playa del Rey, CA 90293	208,000	(5)	2.0%
Edward R. Arquilla, M.D., Ph.D. Department of Pathology University of California — Irvine Irvine, CA 92697	92,000	(6)	0.9%
Minghui Jia Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong	2,118,900	(7)	19.6%
Fang Zheng Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong	2,118,900	(8)	19.6%
Jade Capital Group Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong	1,248,900		12.2%
All Directors and Officers as a group (8 persons)	3,361,002		28.6%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.
*	Less than 0.1%.

(2)	Includes 70,000 shares of common stock issuable upon the exercise of options at $2.40 per share, 60,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 50,000 shares of common stock issuable upon the exercise of options at $4.65 per share, per share, 49,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 140,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 60,000 shares of common stock issuable upon the exercise of options at $4.15 per share, and 200,000 shares of common stock issuable upon the exercise of options at $3.70 per share. Also includes 400,000 shares of common stock in voting trust for Chinese Universal Technologies Co. Ltd. of which Mr. Dreher serves as a voting co-trustee. Mr. Dreher disclaims beneficial ownership of these 400,000 shares.

(3)	Includes 40,000 shares of common stock issuable on exercise of options at $3.70 per share.

(4)	Includes, 13,000 shares of common stock issuable upon the exercise of options at $2.40 per share, 30,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 8,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 40,000 shares of common stock issuable upon the exercise of options at $6.15 per share and 250,000 shares of common stock issuable upon the exercise of options at $3.70 per share.

(5)	Includes, 13,000 shares of common stock issuable upon the exercise of options at $2.40 per share, 36,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 8,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share and 120,000 shares of common stock issuable upon the exercise of options at $3.70 per share.

(6)	Includes, 13,000 shares of common stock issuable upon the exercise of options at $2.40 per share, 20,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 8,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share and 20,000 shares of common stock issuable upon the exercise of options at $3.70 per share.

(7)	Includes 1,298,900 shares held in the name of Jade Capital Group Limited of which Mr. Jia is a director and principal stockholder and options to purchase 220,000 shares of common stock exercisable at $2.95 per share.

(8)	Includes 1,298,900 shares held in the name of Jade Capital Group Limited of which Mr. Zheng is a director and principal stockholder and options to purchase 220,000 shares of common stock exercisable at $2.95 per share.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
     On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ending January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 400,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased DR-70® kits at a total cost of $4,465 and $5,875 during the years ended December 31, 2005 and 2006, respectively.
     At December 31, 2006, the Company has a receivable of $147,106 due from Jade related to expenses paid by JPI on behalf of Jade. In addition, at December 31, 2006 the Company has a receivable of $14,510 due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.
Item 13. Exhibits.
Exhibit No.
3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

3.3	Certificate of Amendment (3)

4.1	Specimen of Common Stock Certificate (4)

4.2	Certificate of Designations (4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990 (6)

10.2	The Company’s 1992 Stock Option Plan (2)

10.3	Operating Agreement of ICD, L.L.C. (7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (7)

10.5	The Company’s Stock Bonus Plan (8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998 (9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998 (10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998 (10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998 (10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998 (10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998 (10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999 (11)

10.16	The Company’s 1999 Stock Option Plan (11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999 (11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999 (11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999 (11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999 (11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (5)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000 (5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000 (5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

10.36	The Company’s 2004 Stock Option Plan (15)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005 (17)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006 (18)

10.40	2006 Equity Incentive Plan (18)

10.41	[Form of] Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006 (18)

10.42	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006 (18)

10.43	Opinion of Amaroq Capital, LLC dated May 9, 2006 (18)

21.1	Subsidiaries of the small business issuer

Jade Pharmaceutical Inc., a British Virgin Islands corporation.

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

* 32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

* 32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.

(17)	Incorporated by reference from the Company’s Form 8-K filed November 22, 2005

(18)	Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006
Item 14. Principal Accountant Fees and Services
     The Audit Committee, which is composed entirely of independent directors, has selected KMJ | Corbin & Company LLP (formerly known as Corbin & Company, LLP) as the independent registered public accounting firm to

audit our books, records and accounts for the year ended December 31, 2006. KMJ | Corbin & Company LLP previously audited our financial statements during the fiscal year ended December 31, 2005.
Audit and Non-Audit Fees
     Aggregate fees for professional services rendered to the Company by KMJ | Corbin & Company LLP for the years ended December 31, 2006 and 2005 were as follows:

Services Provided	2006	2005
Audit Fees	$65,906	$45,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	48,202	10,300

Total	$114,108	$55,300

     Audit Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.
     Audit Related Fees. There were no fees billed for the years ended December 31, 2006 and 2005 for the audit or review of our financial statements that are not reported under Audit Fees.
     Tax Fees. There were no fees billed for the years ended December 31, 2006 and 2005 for professional services related to tax compliance, tax advice and tax planning.
     All Other Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3).
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KMJ | Corbin & Company LLP and the estimated fees related to these services.

SIGNATURES
     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, INC.
Dated: April 13, 2007	By:	/s/ Gary L Dreher
Gary L. Dreher
President and Chief Executive Officer

Dated: April 13, 2007	By:	/s/ Akio Ariura
Akio Ariura
Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher Gary L. Dreher	President and Chief Executive Officer and Director (principal executive officer)	April 13, 2007

/s/ Akio Ariura Akio Ariura	Chief Financial Officer (principal financial and accounting officer)	April 13, 2007

/s/ William M. Thompson William M. Thompson III, M.D.	Chairman of the Board	April 13, 2007

/s/ Edward R. Arquilla Edward R. Arquilla, M.D.	Director	April 13, 2007

/s/ Douglas C. MacLellan Douglas C. MacLellan	Director	April 13, 2007

/s/ Minghui Jia Minghui Jia	Director	April 13, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

3.3	Certificate of Amendment (3)

4.1	Specimen of Common Stock Certificate (4)

4.2	Certificate of Designations (4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990 (6)

10.2	The Company’s 1992 Stock Option Plan (2)

10.3	Operating Agreement of ICD, L.L.C. (7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (7)

10.5	The Company’s Stock Bonus Plan (8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998 (9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998 (10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998 (10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998 (10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998 (10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998 (10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999 (11)

Exhibit No.	Description

10.16	The Company’s 1999 Stock Option Plan (11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999 (11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999 (11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999 (11)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999 (11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (5)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000 (5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000 (5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

10.36	The Company’s 2004 Stock Option Plan (15)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005 (17)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006 (18)

10.40	2006 Equity Incentive Plan (18)

Exhibit No.	Description

10.41	[Form of] Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006 (18)

10.42	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006 (18)

10.43	Opinion of Amaroq Capital, LLC dated May 9, 2006 (18)

21.1	Subsidiaries of the small business issuer Jade Pharmaceutical Inc., a British Virgin Islands corporation.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.

(17)	Incorporated by reference from the Company’s Form 8-K filed November 22, 2005

(18)	Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006