Form 10QSB
period 2007-03-31
AMDL INC
filed 2007-05-21
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☑ No ☐
     As of May 16, 2007 the Company had 11,979,317 shares (includes 100,000 shares held in escrow) of its $0.001 par value common stock outstanding.

AMDL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$468,575
Accounts receivable, net	1,276,464
Inventories	638,143
Prepaid consulting	1,026,560
Other prepaid expenses and current assets	1,072,467

Total current assets	4,482,209

Property and equipment, net	8,955,995
Intangible assets, net	3,805,010
Other assets	1,640,600
Total assets	$18,883,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,922,158
Current portion of notes payable	3,060,662

Total current liabilities	5,982,820

Notes payable, net of current portion	1,606,641

Total liabilities	7,589,461

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,195,697 shares issued and 10,095,697 shares outstanding	10,096
Additional paid-in capital	47,209,931
Accumulated other comprehensive loss	(5,125)
Accumulated deficit	(35,920,549)

Total stockholders’ equity	(11,294,353)

$18,883,814

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$1,424,179	$15,375
Cost of sales	697,310	5,772

Gross profit	726,869	9,603

Operating expenses:
Research and development	11,776	47,648
General and administrative	1,995,635	881,870

	2,007,411	929,518

Loss from operations	(1,280,542)	(919,915)

Other income (expense):
Interest income	3,837	8,002
Interest expense	(90,857)	—

Total other income (expense), net	(87,020)	8,002

Loss before provision for income taxes	(1,367,562)	(911,913)
Provision for income taxes	17,844	—

Net loss	(1,385,406)	(911,913)
Other comprehensive loss:
Foreign currency translation gain	16,603	—

Comprehensive loss	$(1,368,803)	$(911,913)

Basic and diluted loss per common share	$(0.14)	$(0.16)

Weighted average common shares outstanding — basic and diluted	10,095,697	5,541,505

See accompanying notes to condensed consolidated financial statements.

AMDL, INC
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,385,406)	$(911,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,828	27,091
Loss on disposal of equipment	3,797	—
Fair market value of common stock, warrants and options issued to consultants for services	697,168	142,857

Fair market value of options granted to employees and directors for services	—	240,300
Changes in operating assets and liabilities:
Accounts receivable	255,471	—
Inventories	102,515	(5,889)
Prepaid expenses and other current assets	(923,806)	(108,066)
Accounts payable and accrued expenses	(64,097)	71,433
Customer deposits	10,835	9,450

Net cash used in operating activities	(1,123,695)	(534,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,306)	(1,812)

Net cash used in investing activities	(9,306)	(1,812)

Effect of exchange rates on cash and cash equivalents	16,603	—

Net decrease in cash	(1,116,398)	(536,549)
Cash, beginning of the period	1,584,973	1,398,092

Cash, end of the period	$468,575	$861,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$90,719	$—

Cash paid during the period for income taxes	$800	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Value of shares agreed to be issued for prepaid consulting services	$1,076,100	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The results of operations for the three months ended March 31, 2007 and 2006 are not comparable due to the acquisition of Jade Pharmaceutical Inc. (“JPI”) on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated financial results since the date of acquisition. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
AMDL, Inc.
AMDL, Inc.’s predecessor was incorporated on May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989. Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (“DR-70 (R)”) to detect the presence of multiple types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.
Acquisition of JPI
On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, the Company acquired 100% of the outstanding shares of JPI from Jade Capital Group Limited (“Jade”). JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jian Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
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
The terms of the Stock Purchase and Sale Agreement provided that additional purchase consideration of an additional 100,000 shares of the Company’s common stock (the “Escrow Shares”) were deposited in an escrow account held by a third party escrow agent. If, within one year from and after the closing of the Stock Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the People’s Republic of China State Federal Drug Agency or other appropriate agency (“SFDA”) has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70(R) in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70(R) before a date one year after the closing of the Stock Purchase and Sale Agreement or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company has allocated the total purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.
The purchase consideration has been allocated as follows:

Fair Value
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
The following unaudited financial information presents the pro forma results of operations and gives effect to the JPI acquisition as if the acquisition was consummated on January 1, 2006. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

For the Three Months
Ended
March 31, 2006
Net revenues	$1,226,496

Net loss	$(615,367)

Basic and diluted loss per share	$(0.07)

Weighted average common shares outstanding — basic and diluted	8,284,505

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,385,406 and $911,913 during the three months ended March 31, 2007 and 2006, respectively, and had an accumulated deficit of $35,920,549 at March 31, 2007. In addition, the Company used cash in operations of $1,123,695 and $534,737 during the three months ended March 31, 2007 and 2006, respectively. At May 16, 2007, the Company had cash on hand of approximately $3,000,000 and cash is being depleted at the rate of approximately $200,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through August 2008.
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
Reverse Stock Split
On September 28, 2006, the Company effected a one-for-five reverse stock split of its common stock. All share and per share information for the periods presented herein have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI, from date of acquisition. Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collect ability is reasonably assured. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
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
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at year end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a component of stockholders’ equity. Translation gains were $16,603 for the three months ended March 31, 2007.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
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
Intangible Assets
Intangible assets consist of intellectual property, land use rights, non-compete agreements, customer relationships and trade name and logo.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2007.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
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
At March 31, 2007, the Company had four stock-based compensation plans.
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting For Stock-Based Compensation and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). No stock based compensation related to employees and directors was recognized during the three months ended March 31, 2007 as all outstanding options vested as of December 31, 2006 and no options were granted during the three months ended March 31, 2007. As stock-based compensation expense recognized in the consolidated statement operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options:

	2007	2006
Dividend yield	N/A	—
Expected volatility	N/A	108%
Risk-free interest rate	N/A	4.76%
Expected term	N/A	1.0 year

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
The Company did not grant any options during the three months ended March 31, 2007
The following is a summary of employee and director stock option activity as of March 31, 2007 and changes during the three months then ended:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Options outstanding at January 1, 2007	1,562,637	$4.35	3.35
Granted	—	$—
Expired/forfeited	(35,400)	$11.25
Exercised	—	$—

Options outstanding and exercisable at March 31, 2007	1,527,237	$4.50	3.15	$276,401

At March 31, 2007, there was no unrecognized compensation cost related to employee and director stock options.
The aggregate intrinsic value set forth in the above table represents the total pre-tax intrinsic values, based on the Company’s closing stock price of $3.55 as of March 31, 2007, which would have been paid by the optionees had all of them exercised their options as of that date.
The weighted-average grant date fair value of employee and director stock options granted during the three months ended March 31, 2006 was $1.35. There were no stock options granted during the three months ended March 31, 2007.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 390,980 and 38,085 for the three months ended March 31, 2007 and 2006, respectively.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
JJB has been granted a 100% waiver on corporate income taxes in China for 2007. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
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
Risks and Uncertainties
The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70(R) in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.
Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its DR-70(R) kit. In May 2002, the Company decided to begin the FDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70(R) as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70(R) to the currently accepted assay, CEA (carcinoembryonic antigen), and it submitted the results to the FDA in September 2003. In January 2004, the FDA responded to the Company’s submission. The FDA identified deficiencies in the Company’s application and advised its consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the FDA determined that the DR-70(R) kit was not substantially equivalent to any other device, which has gone through the 510(k) approval process. The FDA further advised that if the Company had data which it believes shows that the DR-70(R) kit has substantial equivalence, it could submit such additional information for the FDA’s consideration. In January 2005, DOCRO supplied additional data and submitted a new application to the FDA proposing that DR-70(R) be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the FDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70(R) as an adjunctive test with CEA. Representatives of the Company met with the FDA to go over their concerns. The Company is revising its strategy regarding FDA approval of DR-70(R) and the Company is reviewing additional patient data which supports “substantial equivalence” to CEA.
Company management met with the FDA on January 25, 2007. This was a Pre-IDE meeting to obtain further guidance on the Company’s submission of DR-70(R). After a responsive submission is filed, the FDA will likely raise other issues in furtherance of the approval process. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
Operations in China
JJB and YYB operate as WFOEs in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
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
Concentration of Risk
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of March 31, 2007, the Company had approximately $240,000 in excess of this limit.
Customers
The Company grants credit to customers within the PRC and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. Reserve for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable of $1,276,464 at March 31, 2007, is net of reserves for doubtful accounts and sales returns of $36,483. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.
As of March 31, 2007, there were no customers which comprised more than 10% of outstanding accounts receivable. For the three months ended March 31, 2007 there was no one customer which comprised more than 10% of revenues.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and notes payable. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of its financial instruments at the balance sheet date. The Company considers the carrying value of its financial instruments to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with income tax audits is to record such items as a component of income taxes.
In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.
NOTE 3 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During the three months ended March 31, 2006, 100% of our net revenues were to customers in foreign countries. During the three months ended March 31, 2007, approximately 1% of the Company’s net revenues were from sales of DR-70(R) with remaining sales related to JPI’s products. For the three months ended March 31, 2007, sales of DR-70(R) were made to two foreign customers, one in Korea ($8,275) and one in Taiwan ($5,875). Substantially all of the Company’s assets are held in China while all transactions are denominated in U.S. dollars.
The Company has two reportable segments consisting of China and the United States (“U.S.”). The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company’s reportable segments for the three months ended March 31, 2007:

	China	U.S.	Total
Net revenue	$1,410,029	$14,150	$1,424,179
Gross profit	$715,299	$11,570	$726,869
Depreciation	$101,150	$1,816	$102,966
Amortization	$51,862	$25,000	$76,862
Interest expense	$90,857	$—	$90,857
Net income (loss)	$124,337	$(1,509,743)	$(1,385,406)
Identifiable assets	$15,937,820	$2,945,994	$18,883,814
Capital expenditures	$9,306	$—	$9,306
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consist of the following at March 31, 2007:

				Weighted-
				Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Value	Amortization	Net	(in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$(566,667)	$1,433,333	20
Land use rights	1,200,769	(20,410)	1,180,359	33
Non-compete agreements	382,389	(38,240)	344,149	5
Customer relationships	254,926	(18,210)	236,716	7
Trade name and logo	637,317	(26,864)	610,453	10

	$4,475,401	$(670,391)	$3,805,010

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
NOTE 5 – OTHER ASSETS
Other assets at March 31, 2007 comprise the following:

Prepayments for product licenses	$1,634,843
Other	5,757

$1,640,600

Prepayments include deposits of $1,634,843 for the acquisition of licenses to manufacture two new medicines and the purchase of related raw materials. The Company successfully obtained the approval for production of these two new pharmaceutical products during the three months ended March 31, 2007.
NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at March 31, 2007 comprise the following:

Shares agreed to be issued for prepaid services	$1,098,598
Accounts payable	894,633
Deposits	107,134
Value added tax	376,093
Income taxes payable	17,085
Accrued payroll and related expenses	172,382
Other accrued liabilities	256,234

$2,922,159

NOTE 7 — FINANCING ACTIVITIES
On July 22, 2005, the Board of Directors authorized the issuance of 70,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $20,222 was charged to general and administrative expense during the three months ended March 31, 2006.
On November 20, 2005, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah Capital Management, Inc. (“Savannah”) for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The common shares issuable on exercise of the warrants are exercisable at $1.75 per share. The warrants were valued at $2,500 using the Black-Scholes pricing model, and $1,667 was amortized to general and administrative expense during the three months ended March 31, 2006.
On January 5, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on the trading price of the common stock on January 23, 2006.
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 23, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the three months ended March 31, 2007, the Company recorded general and administrative expense of $37,419 related to this agreement.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $22,498 based on the trading price of the common stock on December 21, 2006. During the three months ended March 31, 2007, the Company charged $20,248 to general and administrative expenses.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on October 5, 2006. The Company recorded general and administrative expense of related to the agreement $204,960 during the three months ended March 31, 2007.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. The Company recorded $274,400 as general and administrative expense during the three months ended March 31, 2007 and the balance of $68,600 is included in prepaid consulting at March 31, 2007.
On November 15, 2006, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to Savannah Capital Management, Inc. (“Savannah”) for investor public relations services to be provided from November 15, 2006 through February 15, 2007. The warrants were valued at $84,000 using the Black-Scholes pricing model. The Company recorded general and administrative expense of $42,000 during the three months ended March 31, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on March 1, 2007. During the three months ended March 31, 2007, the Company recorded general and administrative expense of $93,100 related to the agreement and the balance of $465,500 is included in prepaid consulting at March 31, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on March 22, 2007. During the three months ended March 31, 2007, the Company recorded general and administrative expense of $25,041 and the balance of $492,460 is included in prepaid consulting at March 31, 2007.
NOTE 8 – NOTES PAYABLE
At March 31, 2007, the Company had $4,667,303 in outstanding indebtedness owed to two financial institutions, representing working capital and construction advances. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% — 9.45% per annum. Any remaining unpaid principal and accrued interest is due at maturity on various dates through December 31, 2008.
Future aggregate maturities of notes payable at March 31, 2007 are as follows:

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
A new bank loan to reflect this assumption has not been made. However, a debt payment extension has been executed whereby payments terms have been extended. The extension allows until December 31, 2007 to pay approximately $680,000 which was originally due on June 30, 3006.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2008. The lease requires monthly lease payments of $6,600. JPI’s main office is located in the Di Wang Building of Shenzen and is leased for approximately $6,515 per month through November 2007.
Rent expense was approximately $19,000 and $52,000 for the three months ended March 31, 2006 and 2007, respectively.
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
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned during the three months ended March 31, 2007.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
Consulting Agreements
The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During the three months ended March 31, 2007 and 2006, the Company paid cash, and issued stock and warrants to third parties under these agreements.
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
See Note 7 for a summary of non-cash consulting agreements.
Licensing Agreements
The Company has an agreement to pay royalty fees to JGT Management Services, Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70(R) on a quarterly basis. The agreement expires in August 2008. The Company may elect to pay a $25,000 buy-out fee, subject to acceptance by JGT. During the three months ended March 2007 and 2006, the Company paid or accrued $422 and $446, respectively, in connection with this agreement.
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
NOTE 10 – SUBSEQUENT EVENTS
On May 4, 2007, the Company conducted the closing of a combined private offering (“April 2007 Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares sold in the April 2007 Offering. The Company received approximately $3,789,500 in aggregate gross proceeds, exclusive of placement agent fees and expenses of approximately $492,600 from the sale of a total of 1,443,620 shares. The shares were sold at a price of $2.625 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the warrant shares issued in the April 2007 Offering was $3.68.
In connection with our April 2007 offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
approximately $379,000 and warrants to purchase an aggregate of 144,362 shares of the Company’s common stock. We also paid Galileo approximately $379,000 as a three percent (3%) non-accountable expense allowance in connection with the April 2007 offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $20,000 in connection with the Offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.
We are required to file a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued to the placement agents within 30 days after the closing of the offering. We also agreed that if the registration statement was not declared effective on or before the earlier of (i) the 120th day following the closing of the Offering, or (ii) the date which is within five (5) business days after the date on which the SEC informs us in writing (a) that the SEC will not review the registration statement, or (b) that we may request acceleration of the registration statement, then we would be obligated to issue as “liquidated damages” to each purchaser, additional warrants in an amount equal to 1.5% of the number of Warrant Shares issuable on exercise of warrants issued to each purchaser for each 30-day period during which such failure to be declared effective had occurred and is continuing, up to a maximum of a total of six percent (6%) of the number of Warrant Shares issuable to each purchaser.
On April 24, 2007, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, for financial advisory services . The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $29,000 using the Black-Scholes option pricing model and will be charged to consulting expense in the second quarter of 2007..
On May 10, 2007, JJB signed a new Distribution and Agency Agreement with Double Crane Medicine Co., Ltd. (“Double Crane”) This one year renewable agreement covers the provinces of Hunan, Hubei, Sichuan, Chongging, Guangxi, Yunnan and Guizhou. Double Crane will initially be selling 12 various JPI products.
On May 14, 2007, JJB signed a new Distribution and Agency Agreement with Shanghai Siful Medicine Co., Ltd. This one-year renewable agreement covers primarily the city of Shanghai. This agreement involves the distribution of 12 various JPI products.

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
On September 28, 2006, the Company acquired 100% of the outstanding shares of Jade Pharmaceutical Inc. (“JPI”). JPI has two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”).
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

In 2006, JJB executed a Memorandum of Understanding (“MOU”) with Jiangxi Baikang Medicine Co., Ltd. (“JBM”) for a distribution arrangement for product distribution in China for various existing and to-be-developed JJB products. As part of the initial phase, JBM will transfer the product license and manufacturing licenses for four new drugs (including Marine and Sodium Chloride Injection, Lomefloxacin Aspartate Injection, Lysine Hydrochloride Glucose Injection and Omeprazole Sodium for injection) and two generic medicine (including Roxithromycin capsule and Levofloxacin capsule).
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
The Current Economic and Market Environment
We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise. We plan to achieve this by combining our cancer detection, gene therapy research, and vaccine technology with JPI’s China based pharmaceutical manufacturing, consumer sales, and clinical trials expertise. We believe that the acquisition of JPI will enable us to:
•	Gain access to the fastest growing pharmaceutical and consumer market in the world, China;

•	Platform to in-license North American drugs for manufacture and sale in China and Asia;

•	Expand DR-70(R) and CIT clinical trials, sales, and marketing into China and Asia;

•	Create new opportunities in cancer related product development in China.
Research and Development
The Company retained the statistical and regulatory firm R.P. Chiacchierini & Associates, LLC to provide additional statistical analysis for the U.S. FDA to support the Company’s request for clearance to market DR-70(R) cancer test kits in the U.S. An application has also been submitted to the Chinese State Food and Drug Administration (“SFDA”) and Taiwanese Department of Health for approval of DR-70(R) in those countries.
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
During the three months ended March 31, 2007 and 2006, the Company spent $11,776 and $47,648, respectively, on research and development related to DR-70®.
Liquidity and Capital Resources
Total assets decreased to $18,883,814 at March 31, 2007 from $19,240,613 at December 31, 2006. This decrease was due primarily to decreases in cash, accounts receivable and inventories offset by increases in prepaid expenses and other current assets.
Our total outstanding indebtedness increased to $7,589,461 at March 31, 2007 as compared to $6,577,457 at December 31, 2006. The primary reason for the increase is due to increases in accounts payable and accrued expenses and taxes payable.
From January 1, 2007 to March 31, 2007, our cash and cash equivalents decreased by approximately $1,116,000, primarily due to working capital requirements of JPI and general and administrative expenses incurred by AMDL. Cash usage continues to exceed cash generation. As of May 11, 2007, cash on hand was approximately $3,000,000 and cash is being depleted at the rate of approximately $200,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our combination immunogene therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.

Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM products do not increase in the near future, (ii) Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application (iii) we do not conduct any full scale clinical trials, (iv) no outstanding options or warrants are exercised, and (v) JPI is able to sustain operations without any additional cash infusion, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through August 2008.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment
     Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
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
     Stock-Based Compensation. . All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date.
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R).
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, Accounting for Stock-Based Compensation and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
The results of operations for the three months ended March 31, 2007 and 2006 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.

Net Revenues. During the three months ended March 31, 2007, the Company generated aggregate net revenues of $1,424,179 from product sales.
AMDL-U.S.
     Net revenues for AMDL were $14,150 for the three months ended March 31, 2007 compared to $15,375 for the same period in 2006. There was a decrease in revenues from AMDL’s traditional products of approximately $1,225.
     The continued low level of DR-70® and OEM product sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged in 2006. Market acceptance of our DR-70(R) kits has been slower than originally anticipated, in part due to the fact that the DR-70(R) kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.
     During the remainder of 2007, we expect sales of OEM products to be at the same level as experienced in the first quarter of 2007. Assuming FDA approval of DR-70® sometime in 2007, we expect sales of DR-70® to increase in 2007, but any such increase in sales is not expected to impact significantly our operating results for 2007. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2006. Sales of OEM products in the remainder of 2007 could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
JPI-China
     JPI’s net revenues were $1,410,029 for the three months ended March 31, 2007. Sales were adversely impacted by the temporary sales prohibition of Yuxingcao and delay of approval of the application of GMP license for manufacturing large injection fluids. The GMP license application was completed at the end of November 2006 and manufacturing resumed. In addition, no sales were generated during the Lunar New Year holiday in February 2007 which also adversely impacted sales for the three months ended March 31, 2007.
     The lack of production during this period was partially offset by an the increase in demand for Domperidone, increases in demand for other medical products in China and sales expansion to new regions.
     Gross Profit. The Company’s gross profit for the three months ended March 31, 2007 was $726,869 or approximately 51%, $715,299 of which was contributed by JPI, as compared to gross profit of $9,603 for the three months ended March 31, 2006, all of which was contributed by AMDL.
AMDL-U.S.
     Gross profit increased approximately 20% to $11,570 for the three months ended March 31, 2007 from $9,603 for the three months ended March 31, 2006 from the sales of OEM products and DR-70® due to the adjustment of the cost of inventory on hand.
JPI-China
     JPI’s gross profit for the three months ended December 31, 2006 was $715,299. The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. JPI’s gross profit was positively impacted by increased production efficiencies and manufacturing of products with higher margins.
     Management anticipates future gross profit margins for JPI to remain at the same level for the year ending December 31, 2007, even with the introduction of new products. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2007. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
     Research and Development. Research and development expense for the Company for the three months ended March 31, 2007 was $11,776 compared to $47,648 for the same period in 2006.
AMDL-U.S.

     All research and development costs incurred during the three months ended March 31, 2007 was incurred by AMDL. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA as well as funding the application and research needed to receive approval from the SFDA for marketing the DR-70® test kit in China.
JPI-China
     JPI currently performs all of its own research and development activities on new products at their own facilities, but only a nominal amount of research and development was conducted during the three month period ended March 31, 2007 by JPI.
     General and Administrative Expenses. General and administrative expenses for the Company were $1,995,635 for the three months ended March 31, 2007 as compared to $881,870 for the same period in 2006.
AMDL-U.S.
     We incurred general and administrative expenses of $1,390,937, primarily consisting of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.
     Also included in general and administrative expenses were non-cash expenses incurred during the three months ended March 31, 2007 of approximately $677,000 for common stock and warrants issued to consultants for services.
JPI-China
     JPI incurred general and administrative expenses of $604,698 for the three months ended March 31, 2007. Major components were depreciation and amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance.
Net Loss. As a result of the above, in the three months ended March 31, 2007, the Company’s net loss was $1,385,406 or $(0.18) per share as compared to a net loss of $911,913 or $(0.16) per share for the period ended March 31, 2006.
Item 3A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Gary L. Dreher, the Company’s Chief Executive Officer/President and Akio Ariura, Chief Financial Officer, carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31,2007, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the three months ended March 31, 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Inapplicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, which also extended the term of the consulting agreement through September 22, 2007. The shares were issued on May 7, 2007 and were valued at $517,500 based on the adjusted trading price of the common stock on that date. $25,040 were expensed for the period ended March 31, 2007 and the balance will be expensed over the remaining period of the amendment. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
Also on March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners pursuant to an amendment to the consulting agreement dated September 16, 2003, which also extended the term of the consulting agreement through September 1, 2007. The shares were issued on May 7, 2007 and were valued at $558,600 based on the adjusted trading price of the common stock on that date. $93,100 were expensed for the period ended March 31, 2007 and the balance will be expensed over the remaining period of the amendment. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance
On May 4, 2007, in connection with the closing of our April 2007 private placement offering , the Company issued 1,443,620 shares of common stock to investors as part of a combined Regulation D and Regulation S private unit offering which generated gross proceeds of approximately $#,789,000. The shares were sold at $2.625 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second day prior to the closing date. The investors in the offering also received warrants to purchase an aggregate of 721,810 shares of common stock. The warrants are exercisable at $3.68 per share, a price equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the second trading day prior to the closing date. Each warrant became exercisable on October 31, 2007 and remains exercisable until October 31, 2010. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.
In connection with our April 2007 offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of approximately $379,000 and warrants to purchase an aggregate of 144,362 shares of the Company’s common stock. We also paid Galileo approximately $379,000 as a three percent (3%) non-accountable expense allowance in connection with the April 2007 offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $20,000 in connection with the Offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock. Total costs associated with the sale of stock were $ 512,569.
We are required to file a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued to the placement agents within 30 days after the closing of the offering. We also agreed that if the registration statement was not declared effective on or before the earlier of (i) the 120th day following the closing of the Offering, or (ii) the date which is within five (5) business days after the date on which the SEC informs us in writing (a) that the SEC will not review the registration statement, or (b) that we may request acceleration of the registration statement, then we would be obligated to issue as “liquidated damages” to each purchaser, additional warrants in an amount equal to 1.5% of the number of Warrant Shares issuable on exercise of warrants issued to each purchaser for each 30-day period during which such failure to be declared effective had occurred and is continuing, up to a maximum of a total of six percent (6%) of the number of Warrant Shares issuable to each purchaser.

Item 3. Defaults Upon Senior Securities.
     Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to our security holders for a vote during the first quarter of 2007.
Item 5. Other Information.
     Inapplicable.
Item 6. Exhibits.

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. § 1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. § 1350 of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: May 21, 2007	By:	/s/ Gary L. Dreher

GARY L. DREHER, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer