Form 10KSB/A
period 2006-12-31
AMDL INC
filed 2007-06-21
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-16695
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
Yes ☑      No ☐
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
The market value of the voting stock held by non-affiliates of the issuer as of March 29, 2007 was approximately $36,194,724.
The number of shares of the common stock outstanding as of March 29, 2007 was 10,195,697 shares.*
* Includes 100,000 shares in escrow.
DOCUMENTS INCORPORATED BY REFERENCE
Inapplicable.
Transitional Small Business Disclosure Format (check one)
Yes ☐      No ☑
Explanatory Note:
The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 solely for the purpose of providing the information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrant’s 2007 Annual Meeting of Shareholders. However, since the date of the original filing of the Form 10-KSB, the Company has determined that it will not file its definitive proxy statement within 120 days following the end of its fiscal year and, in accordance with SEC rules, must file an amendment to its Form 10-KSB to include the disclosures required by Part III of Form 10-KSB. In addition, pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report on Form 10-KSB includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 to Form 10-KSB as Exhibits 31.1, 31.2 and 32.1. Except for the foregoing amended information, this Amendment No. 1 to Form 10-KSB continues to speak as of the date of the original filing of the Form 10-KSB, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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
     In 2006, JPI submitted an application to the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Beijing Institute of Medical Device Quality Supervision and Inspection Center.
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
     There can be no assurance, however that any additional patents will be issued to us, or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, there can be no assurance that others will not be issued patents which may prevent the sale of our test kits or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, there can be no guarantee that any patents issued to or licensed by us will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease research and development activities or sales.
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
     JPI manufactures large volume injection fluids, small volume injection fluids, tablets and tinctures and related products. These include generic, over-the-counter and supplement pharmacy products. We share the same markets in China as American Oriental Bioengineering, Inc., Tines Biotech Group, China Medical Technologies and other companies. Most of these companies are larger, more established and have significant marketing and development budgets and have greater capital resources than us. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in this market.

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
     During the year, JPI submitted an application with the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Beijing Institute of Medical Device Quality Supervision and Inspection Center.
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
     One of our intangible assets includes the combination immunogene therapy technology, which we purchased from Dr. Chang in August 2001. We also purchased certain intangible assets in our acquisition of JPI. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, we periodically are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. Patent approval for eight original claims related to the combination immunogene therapy technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our combination immunogene therapy technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our combination immunogene therapy technology. Accordingly, we are seeking a strategic partner to license the combination immunogene therapy technology from us. If we cannot attract a large pharmaceutical company to license our combination immunogene therapy technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our combination immunogene therapy and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our consolidated balance sheet, any substantial deterioration of value would significantly impact our reported consolidated financial position and our reported consolidated operating results.
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
     Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2006:

	(a)		(b)		(c)
Number of
securities
remaining available
	Number of				for future
	securities to be				issuances under
	issued upon		Weighed-average		equity compensation
	exercise of		exercise price of		plans (excluding
	outstanding		outstanding		securities
	options, warrants		options, warrants		reflected in
Plan Category	and rights		and rights		Column (a))
Equity compensation plans approved by security holders	2,062,637	*	$4.01	*	366,251
Equity compensation plans not approved by security holders	2,627,992		$4.22		-0-
Total	4,690,629	*	$4.13	*	366,251

*	Adjusted for one-for-five reverse split effected on September 28, 2006
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

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future. In June 2006, the Company submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. Accordingly, AMEX has not yet issued its final letter stating that the Company is in compliance with the Continued Listing Standards. These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
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

AMDL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2005 and 2006
Risks and Uncertainties
The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Currently, the Company is not permitted to sell DR-70â in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.
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

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2006
Net revenues	$6,985,504	$7,186,238

Net loss	$(905,970)	$(3,869,371)

Basic and diluted loss per share	$(0.12)	$(0.43)

Weighted average common shares outstanding — basic and diluted	7,645,886	9,080,230

NOTE 3 — INVENTORIES
Inventories consist of the following at December 31, 2006:

Raw materials	$241,219
Work-in-process	9,892
Finished goods	489,547

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
Indemnities and Guarantees
The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. Pursuant to the Sale and Purchase Agreement, the Company has indemnified the holders of registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, the Company has agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.
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
On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The shareholders of the Company approved the 2002 Plan on May 10, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors and independent contractors of the Company for the purchase of up to 200,000 post reverse split shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option shall be not less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. No options were granted under the 2002 Plan in 2005 and 2006. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant and expire five years from the date of grant. As of December 31, 2006, 180,762 options at an average exercise price of $3.24 per share were outstanding under the 2002 Plan. The Company had no options available for grant under the 2002 Plan at December 31, 2006.
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
On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”) subject to stockholder approval. Stockholder approval was obtained on September 8, 2006 for the 2006 Plan. Under the 2006 Plan, incentive stock options and nonqualified options may be granted to officers, employees, directors, consultants and independent contractors of the Company for the purchase of up to 1,000,000 shares of the Company’s common stock. The exercise price per share for incentive and nonqualified stock options shall generally not be less than 100% of the fair market value per share on the date of grant. Options granted under the 2006 Plan expire 10 years from the date of grant. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. The Company granted options to purchase 670,000 shares under the 2006 Plan. As of December 31, 2006, 670,000 options at an average exercise price of $3.70 per share were outstanding under the 2006 Plan. The Company had 330,000 options available for grant under the 2006 Plan at December 31, 2006.
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
Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.
     The following table sets forth the name and age of each director, the year he was first elected a director and his position(s) with AMDL.

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
     Mr. Minghui Jia was elected to the board of directors in 2006. Mr. Jia is currently the Managing Director of JPI and is employed by the Company’s subsidiary, JPI, as its Executive Vice President of Sales and Marketing. Mr. Jia has over 10 years experience in investment banking, venture capital, marketing institutional trading and senior corporate management experience. Mr. Jia is familiar with all procedures for manufacturing and marketing with respect to the Asian Pharmaceutical market and has an in-depth understanding of the industry. Prior to founding Jade Capital Group, Ltd. and Jade Pharmaceutical Inc., Mr. Jia served as marketing director for China Real Estate Corporation, one of the largest Chinese property corporations between 1999 and 2003. Between 1989 and 1998, Mr. Jia served as General Manager of several branches of China Resources Co. Ltd., the largest China export corporation. From 1987 to 1989, Mr. Jia worked for the China National Machinery import and export corporation where he served as Manager of the Import Department for Medical Instruments.
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
     The board of directors has determined that each of Mr. MacLellan, Dr. Thompson and Dr. Arquilla qualify as “independent” in accordance with the published listing requirements of the AMEX.

     Director Compensation.
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

	Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	($)
Edward R. Arquilla	$39,000		$91,400				$130,400
Douglas C MacLellan	$117,500		$435,000				$552,500
Marvin E. Rosenthale	$24,000		$27,000				$51,000
William M Thompson III	$66,000		$845,500				$911,500
Minghui Jia	0		0				0

(1)	The value of option awards included in this column represent the compensation costs recognized by the Company in fiscal year 2006 for option awards made in 2006 and in prior fiscal years calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the director, if any, will depend on the share price on the exercise date. The assumptions used by the Company with respect to the valuation of the option awards are set forth in Note 1 to our Consolidated Financial Statements, which are included in this Form 10-KSB/A.
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

Item 10. Executive Compensation.
Summary Compensation of Executive Officers
     The following table sets forth certain information with respect to the compensation of our principal executive officer and each of our other most highly compensated executive officers pursuant to Item 402(a)(2) of Regulation S-B for the fiscal year ended December 31, 2006. The compensation table excludes compensation in the form of perquisites and other personal benefits to a named executive officer where the total amount of that compensation was less than $10,000.
SUMMARY COMPENSATION TABLE

							Non-qualified
						Non-Equity	deferred
Name &				Stock	Option	Incentive Plan	compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)(2)	($)
Gary L Dreher. President & CEO	2006	$400,000	$10,000	-0-	$725,000	-0-	-0-	$19,119	$1,170,786

Akio Ariura, Chief Financial Officer(3)	2006	$59,971	-0-	-0-	$128,800	-0-	-0-	-0-	$188,771

(1)	The value of option awards included in this column represent the compensation costs recognized by the Company in fiscal year 2006 for option awards made in 2006 and in prior fiscal years calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the executive officer, if any, will depend on the share price on the exercise date. The assumptions used by the Company with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in this Form 10-KSB/A.

(2)	Mr. Dreher’s perquisites and other personal benefits include certain amounts for life insurance, car allowance and membership dues.

(3)	Mr. Ariura joined the Company as Chief Financial Officer on August 16, 2006. The amounts above reflect the compensation he earned from August 16, 2006 through December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End
     The following table discloses certain information regarding all outstanding equity awards at fiscal year end for each of the officers named in the Summary Compensation Table, as of December 31, 2006. The values contained in the table below have not been, and may never be, realized. The options might never be exercised and the value, if any, will depend on the share price on the exercise date. In addition, the awards of restricted stock are subject to forfeiture and the value, if any, will depend on the share price on the date an executive sells those shares once the restrictions are removed.

	Option Awards					Stock Awards
								Equity
								Incentive
								Plan
			Equity					Awards:
			Incentive					Number of
			Plan					Unearned
	Number of		Awards:					Shares,
	Securities	Number of	Number of			Number of	Market Value	Units or
	Underlying	Securities	Securities			Shares or	of Shares or	Other
	Unexercised	Underlying	Underlying			Units of	Units of Stock	Rights
	Options	Unexercised	Unexercised	Option	Option	Stock That	That Have	That Have
	(#)	Options (#)	Unearned	Exercise Price	Expiration	Have Not	Not Vested	Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#)	($)	Vested (#)
Gary L. Dreher	70,000			$2.40	7/24/07	n/a	n/a	n/a
	60,000			$2.85	2/27/11
	200,000			$3.70	10/08/11
	60,000			$4.15	6/30/09
	50,000			$4.65	10/06/09
	49,000			$5.50	12/19/08
	140,000			$6.15	2/23/09
	20,000			$11.25	1/08/07
Akio Ariura	40,000			$3.70	10/08/11	n/a	n/a	n/a
Option Exercises in Fiscal 2006

				Value of Unexercised
	Shares		Number of Securities	In-the-Money
	Acquired		Underlying Unexercised	Options at FY-End ($)
	on	Value	Options at FY-End (#)	Exercisable/Unexerci-
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	sable(1)
Gary Dreher, President and CEO	0	0	649,000/0	$264,100/0
Akio Ariura	0	0	40,000/0	$14,800/0

(1)	Based on a price of $4.07 per share, the closing price as reported on the American Stock Exchange on December 31, 2006.
     None of the named executive officers exercised any stock options in fiscal 2006 or held any shares of our common stock that vested in fiscal 2006.
Other Retirement Benefits
     There are no Company plans that provide for the payment of any retirement or other benefits that will be paid primarily following retirement for any of the Company’s executive officers.
Other Performance Based Benefits
     There are no performance incentive agreements for any of the Company’s executive officers.

Employment Agreements
     On November 23, 1999, we entered into an employment agreement with Mr. Dreher. The agreement, which had a term of five years, provided for an annual base salary of $222,000 effective January 1, 2000, which expired in 2004. On January 31, 2005, the Company entered into a new employment agreement with Mr. Dreher at his then base salary of $400,000 per annum, which has a term of three years. In addition to the same benefits provided under the prior agreement, Mr. Dreher’s employment agreement provides a severance benefit if he is terminated without cause that will provide him with a salary continuation for the greater of one year after termination or the remaining term of the agreement. In connection with his employment agreement, Mr. Dreher was also granted non-qualified stock options to purchase 60,000 shares of our common stock at $4.15, expiring June 30, 2009.
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
     Change in Control Severance Pay Plan
     On November 15, 2001, our board of directors adopted an Executive Management Change in Control Severance Pay Plan (“EMCCSPP”). Gary L. Dreher, our chief executive officer, may become entitled to benefits under the EMCCSPP and did not participate in the deliberations or the vote to approve the plan.
     The EMCCSPP covers the persons who at any time during the 90-day period ending on the date of a change in control, are employed by the Company as chief executive officer and/or president and are not party to a separate agreement which makes such person ineligible to participate in the EMCCSPP. These persons become eligible for benefits under the EMCCSPP if (1) (a) the Company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the Company for good reason (as defined in the EMCCSPP) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs. These persons also become eligible for benefits under the EMCCSPP if the person terminates employment with the Company for any reason during a one month period commencing six months following a change in control as defined in the EMCCSPP.
     The EMCCSPP requires the Company to make a one time cash payment in an amount equal to three hundred percent (300%) of the participant’s average total compensation over the prior three years preceding the change in control. If the Company’s auditors determine that the total payments made to a person result in an excise tax imposed by Internal Revenue Code §4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.
     Pursuant to the EMCCSPP, a change in control occurs if there is: (i) sale, lease, exchange or other transfer, directly or indirectly, of all or substantially all of the assets of the Company in one transaction or in a series of related transactions; (ii) the approval by the stockholder of the Company of any plan or proposal for the liquidation or dissolution of the Company; (iii) if a holder directly or indirectly, of (a) 20 percent or more, but not more than 50 percent, of the combined voting power of the Company’s outstanding securities ordinarily having the right to vote at elections of directors, unless the transaction resulting in such ownership has been approved in advance by the “continuity directors” (as defined) or (b) more than 50 percent of the combined voting power of the Company’s outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the continuity directors); (iv) a merger or consolidation to which the Company is a party if the stockholders of the Company immediately prior to the effective date of such merger or consolidation have, solely on account of ownership of securities of the Company at such time, “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) immediately following the effective date of such merger or consolidation of securities of the surviving company representing (a) 50 percent or more, but not more than 80 percent, of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors, unless such merger or consolidation has been approved in advance by the continuity directors, or (b) less than 50 percent of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the continuity directors); or (v) the continuity directors cease for any reason to constitute at least a majority the Board of Directors of the Company. If a change in control had occurred on December 31, 2006, Mr. Dreher would have been entitled to receive approximately $1,200,000 under the EMCCSPP.
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
     Stock Options. The Company grants stock options as part of its strategy to attract and retain qualified persons as executive officers and to motivate such persons by providing them with an equity participation in the Company. During 2006, options to purchase an aggregate of 260,002 shares of common stock were granted to Mr. Dreher and options to purchase 40,000 shares of common stock were granted to Mr. Ariura under the various existing plans.
     On March 14, 2006, the board of directors approved the adoption of the 2006 Equity Incentive Plan, subject to approval of the stockholders. The stockholders approved the 2006 Equity Incentive Plan on September 8, 2006.
     CEO Compensation. Mr. Dreher’s salary and other compensation for fiscal 2006 was $429,119 in accordance with the terms of his employment agreement with the Company. On November 1, 2001, the board of directors approved an Executive Management Change in Control Severance Pay Plan which provides the CEO with a cash severance payment equal to 300% of his average total compensation over the prior three years in the event of a change in control.
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
Douglas C. MacLellan
Edward R. Arquilla, M.D., Ph.D.
COMPENSATION COMMITTEE

Item 11. Security Ownership of Certain Beneficial Owners and Management.
     The following table shows the beneficial ownership of our shares of common stock as of March 22, 2007 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

	Number		Percentage
Name and Address(1)	of Shares		Owned
Gary L. Dreher	1,029,000	(2)	9.5%

Akio Ariura	40,000	(3)	*

William M. Thompson III, M.D.	352,000	(4)	3.5%
408 Town Square Lane Huntington Beach, CA 92648
Douglas C. MacLellan	208,000	(5)	2.0%
8324 Delgany Avenue Playa del Rey, CA 90293
Edward R. Arquilla, M.D., Ph.D.	92,000	(6)	0.9%
Department of Pathology University of California — Irvine Irvine, CA 92697
Minghui Jia	2,118,900	(7)	19.6%
Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong
Fang Zheng	2,118,900	(8)	19.6%
Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong
Jade Capital Group	1,248,900		12.2%
Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong
All Directors and Officers	3,361,002		28.6%
as a group (8 persons)

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

*	Less than 0.1%.

(2)	Includes 70,000 shares of common stock issuable upon the exercise of options at $2.40 per share, 60,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 50,000 shares of common stock issuable upon the exercise of options at $4.65 per share, per share, 49,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 140,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 60,000 shares of common stock issuable upon the exercise of options at $4.15 per share, and 200,000 shares of common stock issuable upon the exercise of options at $3.70 per share. Also includes 400,000 shares of common stock in voting trust for Chinese Universal Technologies Co. Ltd. of which Mr. Dreher serves as a voting co-trustee. Mr. Dreher disclaims beneficial ownership of these 400,000 shares.

(3)	Includes 40,000 shares of common stock issuable on exercise of options at $3.70 per share.

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
Audit and Non-Audit Fees
     Aggregate fees for professional services rendered to the Company by KMJ | Corbin & Company LLP for the years ended December 31, 2006 and 2005 were as follows:

Services Provided	2006	2005
Audit Fees	$225,000	$55,300
Audit Related Fees	35,000	—
Tax Fees	—	—
All Other Fees	—	—

Total	$260,000	$55,300

     Audit Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports and certain related work on various registration statements.
     Audit Related Fees. The aggregate fees billed for the year ended December 31, 2006 were for audit services in connection with an acquisition.
     Tax Fees. There were no fees billed for the years ended December 31, 2006 and 2005 for professional services related to tax compliance, tax advice and tax planning.
     All Other Fees. None
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

AMDL, INC.
Dated: June 20, 2007	By:	/s/ Gary L Dreher
Gary L. Dreher
President and Chief Executive Officer

Dated: June 20, 2007	By:	/s/ Akio Ariura
Akio Ariura
Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary L. Dreher	President and Chief Executive Officer and	June 20, 2007
Gary L. Dreher	Director (principal executive officer)

/s/ Akio Ariura	Chief Financial Officer (principal financial and	June 20, 2007
Akio Ariura	accounting officer)

/s/ William M. Thompson	Chairman of the Board	June 20, 2007
William M. Thompson III, M.D.

/s/ Edward R. Arquilla	Director	June 20, 2007
Edward R. Arquilla, M.D.

/s/ Douglas C. MacLellan	Director	June 20, 2007
Douglas C. MacLellan

/s/ Minghui Jia	Director	June 20, 2007
Minghui Jia

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

3.3	Certificate of Amendment (3)

4.1	Specimen of Common Stock Certificate (4)

4.2	Certificate of Designations (4)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (5)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990 (6)

10.2	The Company’s 1992 Stock Option Plan (2)

10.3	Operating Agreement of ICD, L.L.C. (7)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (7)

10.5	The Company’s Stock Bonus Plan (8)

10.6	Employment Agreement between the Company and Gary L. Dreher, dated January 15, 1998 (9)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (10)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton, dated May 21, 1998 (10)

10.9	Salary Continuation Agreement between the Company and Harry Berk, dated May 21, 1998 (10)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher, dated May 21, 1998 (10)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (10)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (10)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton, dated July 1, 1998 (10)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk, dated July 1, 1998 (10)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999 (11)

10.16	The Company’s 1999 Stock Option Plan (11)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (11)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk, dated July 1, 1999 (11)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (11)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton, dated July 1, 1999 (11)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (11)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (11)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher, dated July 1, 1999 (11)

Exhibit No.	Description

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan, dated July 1, 1999 (11)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (4)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (4)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (4)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (5)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (5)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (5)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000 (5)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000 (5)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D.(12)

10.34	Executive Management Change in Control Severance Plan (13)

10.35	The Company’s 2002 Stock Option Plan (14)

10.36	The Company’s 2004 Stock Option Plan (15)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005 (16)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005 (17)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006 (18)

10.40	2006 Equity Incentive Plan (18)

10.41	[Form of] Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006 (18)

10.42	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006 (18)

10.43	Opinion of Amaroq Capital, LLC dated May 9, 2006 (18)

21.1	Subsidiaries of the small business issuer Jade Pharmaceutical Inc., a British Virgin Islands corporation.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

*	filed herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.

(3)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.

(6)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.

(7)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.

(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.

(9)	Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.

(10)	Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.

(12)	Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.

(13)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.

(16)	Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.

(17)	Incorporated by reference from the Company’s Form 8-K filed November 22, 2005

(18)	Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006