Form 10QSB
period 2007-06-30
AMDL INC
filed 2007-08-20
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☑ No ☐
     As of August 20, 2007, the Company had 12,679,317 shares (includes 100,000 shares held in escrow) of its $0.001 par value common stock outstanding.

AMDL, INC.
See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$3,258,515
Accounts receivable, net	1,338,599
Inventories	581,140
Prepaid consulting	603,538
Other prepaid expenses and current assets	2,181,378

Total current assets	7,963,170

Property and equipment, net	9,243,704
Intangible assets, net	3,815,823
Other assets	2,130,724

Total assets	$23,153,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,363,415
Value added and other taxes payable	170,318
Deferred revenue	314,762
Current portion of notes payable	3,203,481

Total current liabilities	5,051,976

Notes payable, net of current portion	1,864,967

Total liabilities	6,916,943

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,579,317 shares issued and 12,479,317 shares outstanding	12,479
Additional paid-in capital	54,087,245
Accumulated other comprehensive gain	321,608
Accumulated deficit	(38,184,854)

Total stockholders’ equity	16,236,478

$23,153,421

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$2,413,501	$17,725	$3,837,680	$33,100

Cost of sales	1,262,049	6,717	1,959,359	12,489

Gross profit	1,151,452	11,008	1,878,321	20,611

Operating expenses:

Research and development	1,351	71,597	13,127	119,245

General and administrative	3,244,910	639,183	5,240,545	1,521,053

Total operating expenses	3,246,261	710,780	5,253,672	1,640,298

Loss from operations	(2,094,809)	(699,772)	(3,375,351)	(1,619,687)

Other income (expense):

Loss on the disposal of fixed assets	(2,300)	—	(2,300)	—

Interest income	1,751	6,698	5,588	14,700

Interest expense	(98,107)	—	(188,964)	—

Total other income (expense), net	(98,656)	6,698	(185,676)	14,700

Loss before provision for income taxes	(2,193,465)	(693,074)	(3,561,027)	(1,604,987)

Provision for income taxes	70,840	—	88,684	—

Net loss	(2,264,305)	(693,074)	(3,649,711)	(1,604,987)

Other comprehensive loss:

Foreign currency translation gain	326,733	—	343,336	—

Comprehensive loss	$(1,937,572)	$(693,074)	$(3,306,375)	$(1,604,987)

Basic and diluted loss per common share	$(0.17)	$(0.11)	$(0.31)	$(0.26)

Weighted average common shares outstanding — basic and diluted	11,415,045	6,590,228	10,751,728	6,063,086

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,649,711)	$(1,604,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631,020	54,325
Loss on disposal of equipment	2,300	—
Fair market value of common stock, warrants and options issued to consultants for services	1,190,488	292,857

Fair market value of options granted to employees and directors for services	1,129,600	240,300
Changes in operating assets and liabilities:
Accounts receivable	320,827	—
Inventories	159,518	504
Prepaid consulting	(647,966)
Prepaid expenses and other current assets	(1,471,484)	(228,996)
Other assets	(479,289)	—
Accounts payable and accrued expenses	(546,739)	214,029
Deferred revenue	314,762	—
Value added and other taxes payable	170,318	—

Net cash used in operating activities	(2,876,356)	(1,031,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(49,088)	(2,797)

Net cash used in investing activities	(49,088)	(2,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs of $756,674 in 2007 and $354,571 in 2006	4,572,837	1,457,924
Proceeds from exercise of options	31,200	—
Proceeds from exercise of warrants	—	42,241

Net cash provided by financing activities	4,604,037	1,500,165

Effect of exchange rates on cash and cash equivalents	(5,051)	—

Net change in cash and cash equivalents	1,673,542	465,400
Cash and cash equivalents, beginning of the period	1,584,973	1,398,092

Cash and cash equivalents, end of period	$3,258,515	$1,863,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$183,765	$—

Cash paid during the period for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of common stock and warrants recorded as prepaid consulting	$1,075,760	—

Increase in debt and fixed assets due to purchase price adjustment	$214,617	—

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
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
Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The results of operations for the six months ended June 30, 2007 and 2006 are not comparable due to the acquisition of Jade Pharmaceutical Inc. (“JPI”) on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated financial results since the date of acquisition. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB/A.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
AMDL, Inc.
AMDL, Inc.’s predecessor was incorporated on May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989. Since inception, the Company has primarily been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (“DR-70®”) to detect the presence of multiple types of cancer. The Company’s product line also includes a selection of diagnostic test kits for several types of cancer, infectious diseases, endocrinology, diabetes, nephrology and allergy.
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
The terms of the Stock Purchase and Sale Agreement provided that additional purchase consideration of an additional 100,000 shares of the Company’s common stock (the “Escrow Shares”) were deposited in an escrow account held by a third party escrow agent. The Escrow Agreement required that if, within one year from and after the closing of the Stock Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the People’s Republic of China State Federal Drug Agency or other appropriate agency (“SFDA”) has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
The Board of Directors on August 10, 2007, extended the required approval date to March 28, 2008. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before March 28, 2008, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.
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
During the three months ended June 30, 2007, the Company determined that certain values assigned to property and equipment and debt required an adjustment, and accordingly, increased the values assigned to property and equipment and debt by $214,617.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
The following unaudited financial information presents the pro forma results of operations and gives effect to the JPI acquisition as if the acquisition was consummated on January 1, 2006. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

For the Six Months
Ended
June 30, 2006
Net revenues	$3,128,603

Net loss	$(866,722)

Basic and diluted loss per share	$(0.10)

Weighted average common shares outstanding — basic and diluted	8,706,086

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,649,711 and $1,604,987 during the six months ended June 30, 2007 and 2006, respectively, and had an accumulated deficit of $38,184,854 at June 30, 2007. In addition, the Company used cash in operations of $2,876,356 and $1,031,968 during the six months ended June 30, 2007 and 2006, respectively. At August 10, 2007, the Company had cash on hand of approximately $2,237,000 and cash is being depleted at the rate of approximately $350,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding options or warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through February 2008.
The Company’s near and long-term operating strategies focus on (i) obtaining Food and Drug Administration (“FDA”) and China’s State Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) increasing sales of JPI’s existing products and expanding JPI’s distribution networks, (iv) funding the research and development, licensing and/or purchase of new products, and (v) wholesale distribution to retail stores known as “Jade’s Healthy Supermarkets.”
The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, to promote JPI’s products or to conduct clinical trials which may be required to receive FDA or SFDA approval is the sale of securities.
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
On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continue the listing of the Company’s common stock through

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
the end of the third quarter of 2006 subject to certain conditions, including the closing of the JPI acquisition. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the Continued Listing Standards for two consecutive fiscal quarters. As of August 20, 2007, AMEX has not notified the Company about whether it has demonstrated compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
Revenue Recognition
The Company generates revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and the direct distribution of pharmaceutical products through retail outlets known as “Jade Healthy Supermarkets.”
The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104. Accordingly, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
Wholesale Sales
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer and provided the criteria in SAB No. 101 are met. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
Direct Distribution
Commencing in July 2007, JPI began direct distribution of pharmaceutical products through the Jade Healthy Supermarkets. The Jade Healthy Supermarkets are small retail stores operated by independent third parties who sell JJB’s products at retail to consumers. Pursuant to these arrangements, JJB receives a one-time, non-refundable fee from the operators of the retail stores at the inception of the arrangements. These arrangements require JJB to provide leasehold improvements and equipment to the operators of the retail stores. JJB is also required to consign inventories to the operators of the retail stores for sale to consumers. As a result, retailers do not take ownership of the inventories at their stores until the products are sold to the consumer. Revenues from the sale of JJB’s products at the retail stores will be recognized by the Company at the time products are sold by the retailers.
During the three months ended June 30, 2007, the Company received $314,762 in upfront fees from store operators. The Company defers recognition of these upfront, non-refundable fees until the retail store opens, at which time the Company has no further obligations to the store operator. At June 30, 2007, no retail stores were opened, and accordingly, the Company recorded the upfront fees received as deferred revenues in the accompanying condensed consolidated balance sheet.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at period end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Translation gains were $343,336 for the six months ended June 30, 2007.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
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
Non-Compete Agreements
Non-compete agreements were entered into with Jade and certain of its officers, the estimated fair value of which was $382,389. The non-compete agreements are being amortized over their 5-year term using the straight-line method.
Customer Relationships
In connection with the acquisition of JPI, the Company capitalized $254,926, which is the estimated fair value of certain customer relationships and is being amortized on the straight-line basis over their estimated useful life of 7 years.
Trade Name and Logo
In connection with the acquisition of JPI, the Company capitalized $637,317, which is the estimated fair value related to JPI’s trade names and logos and is being amortized on the straight-line basis over their estimated useful life of 10 years.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2007.
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
In addition to the 2007 Equity Incentive Plan which has not been approved by the stockholders, at June 30, 2007, the Company had four stock-based compensation plans.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payments transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting For Stock-Based Compensation and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock based compensation of $1,129,600 related to employees and directors was recognized during the six months ended June 30, 2007.
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
These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options:

	2007	2006
Dividend yield	—	—
Expected volatility	353%	108%
Risk-free interest rate	4.92%	4.76%
Expected term	5.0 year	1.0 year
The Company issued 320,000 options to employees and directors during the sixth months ended June 30, 2007 which resulted in compensation expense of $1,129,600 which is included in general and administrative expenses.
The following is a summary of employee and director stock option activity as of June 30, 2007 and changes during the six months then ended:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Options outstanding at January 1, 2007	1,562,637	$4.35	3.35
Granted	320,000	$4.06
Expired/forfeited	(245,402)	$5.13
Exercised	(13,000)	$2.40

Options outstanding and exercisable at June 30, 2007	1,624,235	$4.19	3.20	$207,990

At June 30, 2007, there was no unrecognized compensation cost related to employee and director stock options.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
The aggregate intrinsic value set forth in the above table represents the total pre-tax intrinsic values, based on the Company’s closing stock price of $3.37 as of June 30, 2007.
At June 30, 2007, options to purchase a total of 2,134,235 shares (including non employees) of the Company’s common stock were exercisable at a weighted-average exercise price of $3.90 per share, of which options to purchase 797,001 shares were in the money.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 433,940 and 684,571 for the six months ended June 30, 2007 and 2006, respectively.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
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
Company management met with the FDA on January 25, 2007. This was a Pre-IDE meeting to obtain further guidance on the Company’s submission of DR-70®. After a responsive submission is filed, the FDA will likely raise other issues in furtherance of the approval process. The Company received additional questions from the FDA regarding the Pre-IDE submission which was responded to in May 2007. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained.
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
Concentration of Risk
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of June 30, 2007, the Company had approximately $2,451,000 in excess of this limit.
Customers
The Company grants credit to customers within the PRC and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. Reserve for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable of $1,338,599 at June 30, 2007, is net of reserves for doubtful accounts and sales returns of $37,039. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
As of June 30, 2007, there were five customers which comprised more than 10% of outstanding accounts receivable. For the six months ended June 30, 2007 there were five customers which comprised more than 10% of revenues.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk.
There is no prior operating history or experience with respect to the Jade Healthy Supermarkets which are operated by independent third parties. JJB and YYB consign inventory to these stores. The operators are required to provide a report and an accounting monthly, along with remittance of the wholesale price of goods sold by them. As no Jade Healthy Supermarkets were operating at June 30, 2007, the Company is unable at this time to assess the “credit risk” with respect to these operations.
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
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with income tax audits is to record such items as a component of income taxes.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 or what the effect of adoption of the statement would have, if any, on its consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
NOTE 3 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During the six months ended June 30, 2006, 100% of our net revenues were to customers in foreign countries. During the six months ended June 30, 2007, approximately 1% of the Company’s net revenues were from sales of DR-70(R) with remaining sales related to JPI’s products. For the six months ended June 30, 2007, sales of DR-70(R) were made to two foreign and one domestic customers. The foreign customers are located in Korea ($33,100) and in Taiwan ($11,750). Substantially all of the Company’s assets are held in China while all transactions are denominated in U.S. dollars.
At June 30, 2007, the Company had two reportable segments consisting of China and the United States (“U.S.”). The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company’s reportable segments for the six months ended June 30, 2007:

	China	U.S.	Total
Net revenue	$3,777,080	$60,600	$3,837,680
Gross profit	$1,825,695	$52,626	$1,878,321
Depreciation	$468,807	$3,631	$472,438
Amortization	$108,582	$50,000	$158,582
Interest expense	$188,964	$—	$188,964
Net income (loss)	$506,339	$(4,156,050)	$(3,649,711)
Identifiable assets	$17,226,233	$5,927,188	$23,153,421
Capital expenditures	$36,757	$12,331	$49,088
In future periods, the operations in China will include two separate segments: (i) wholesale distribution to distributors, hospitals, clinics and similar institutional entities; and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly.
NOTE 4 — OTHER PREPAID EXPENSES AND CURRENT ASSETS
Other prepaid expenses and current assets at June 30, 2007 comprise the following:

Consulting fees to business agents	$2,172,197
Advance to related parties	9,181

$2,181,378

NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at June 30, 2007:

						Weighted-
						Average
	Gross	Adjustment	Adjusted			Amortization
	Carrying	due to currency	Carrying	Accumulated		Period
	Value	translation	Value	Amortization	Net	(in years)

Assets subject to amortization:
Intellectual property	$2,000,000	$—	$2,000,000	$(591,667)	$1,408,333	20
Land use rights	1,200,769	87,675	1,288,444	(30,615)	1,257,829	33
Non-compete agreements	382,389	—	382,389	(57,360)	325,029	5
Customer relationships	254,926	—	254,926	(27,315)	227,611	7
Trade name and logo	637,317	—	637,317	(40,296)	597,021	10

	$4,475,401	$87,675	$4,563,076	$(747,253)	$3,815,823

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at June 30, 2007 comprise the following:

Accounts payable	$1,003,861
Accrued payroll and related expenses	183,109
Other liabilities and accrued expenses	176,445

$1,363,415

NOTE 7 — EQUITY TRANSACTIONS
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International Capital Group, Ltd. (“First International”) pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 23, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on the date of issuance. During the six months ended June 30, 2007, the Company recorded general and administrative expense of $37,419 related to this agreement.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $22,498 based on the trading price of the common stock on the date of issuance. During the six months ended June 30, 2007, the Company recorded $20,248 to general and administrative expenses related to this agreement.
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on the date of issuance. The Company recorded general and administrative expense of $204,960 related to the agreement during the six months ended June 30, 2007.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on the date of issuance. The Company recorded $343,000 as general and administrative expense during the six months ended June 30, 2007.
On November 15, 2006, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to Savannah Capital Management, Inc. (“Savannah”) for investor public relations services to be provided from November 15, 2006 through February 15, 2007. The warrants were valued at $84,000 using the Black-Scholes pricing model. The Company recorded general and administrative expense of $42,000 during the six months ended June 30, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the date of issuance. During the six months ended June 30, 2007, the Company recorded general and administrative expense of $372,400 related to the agreement and the balance of $186,200 is included in prepaid consulting at June 30, 2007.
Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the date of issuance. During the six months ended June 30, 2007, the Company recorded general and administrative expense of $100,161, and the balance of $417,338 is included in prepaid consulting at June 30, 2007.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, for financial advisory services . The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to consulting expense in the three months ended June 30, 2007.
The Company issued 10,000 options to a consultant and an investor during the sixth months ended June 30, 2007 which resulted in compensation expense of $35,300 which is included in general and administrative expense. In pricing these options, the Company used the Black-Scholes pricing model with the following weighted-average assumptions: expected volatility of 353%; risk-free interate of 4.92%; expected term of one year; and dividend yield of 0%.
Between April 14, 2007 and June 7, 2007, the Company conducted a combined private offering (“April 2007 Offering”) under Regulation D and Regulation S for the sale to accredited investors of shares of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares sold in the April 2007 Offering. On May 4, 2007, the Company conducted the first closing of the April 2007 Offering and received approximately $3,789,500 in aggregate gross proceeds, exclusive of placement agent fees and expenses of approximately $492,600 from the sale of a total of 1,443,620 shares. The shares were sold at a price of $2.625 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second trading day before the closing date. The exercise price of the warrant shares issued in the April 2007 Offering was $3.68. On June 7, 2007, the Company conducted the second closing of the April 2007 Offering for the sale. The Company received approximately $1,540,900 in aggregate gross proceeds, exclusive of placement agent fees and expenses of approximately $200,400 from the sale of a total of 587,000 shares in the second closing. The shares were sold at a price of $2.625 per share and three year warrants to purchase an additional 293,500 shares, which warrants are exercisable at $3.86 per share. Warrants to purchase an additional 58,700 shares were also issued to the placement agents at the same exercise price in the second closing.
In connection with the April 2007 Offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of approximately $693,000 and warrants to purchase an aggregate of 203,023 shares of the Company’s common stock. We also paid Galileo approximately $160,000 as a three percent (3%) non-accountable expense allowance in connection with the April 2007 Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $64,000 in connection with the April 2007 Offering. The Company charged all of these costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.
After the closing of the April 2007 Offering, the Company filed a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued to the placement agents. The registration statement was declared effective on June 29, 2007.
NOTE 8 — NOTES PAYABLE
At June 30, 2007, the Company had $5,068,448 in outstanding indebtedness owed to two financial institutions, representing working capital and construction advances. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% to 9.45% per annum. Any remaining unpaid principal and accrued interest is due at maturity on various dates through December 31, 2008.
Future aggregate maturities of notes payable at June 30, 2007 are as follows:
Years ending December 31,

2007	$3,203,481
2008	1,864,967

5,068,448
Less current portion	(3,203,481)

$1,864,967

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
Prior to the purchase of certain assets of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”) by JJB, Kangda had bank loans of $5,357,000 secured by land and buildings which were subsequently transferred to JJB. Pursuant to an agreement between JJB, Kangda and the bank, JJB assumed bank loans of $4,332,000, and Kangda continued to owe the bank $1,025,000.
A new bank loan to reflect this assumption has not been made. However, a debt payment extension has been executed whereby the payment terms of the loan have been extended. As of June 30, 2007, a total of approximately $680,000 was due but has not been repaid. The verbal agreement with the bank to extend the terms of the loan will apply until a new bank loan agreement is finalized.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2008. The lease requires monthly lease payments of $6,600. JPI’s main office is located in the Di Wang Building of Shenzen and is leased for approximately $6,515 per month through November 2007.
Rent expense was approximately $19,000 and $52,000 for the six months ended June 30, 2006 and 2007, respectively.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned during the six months ended June 30, 2007.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
Consulting Agreements
The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During the six months ended June 30, 2007 and 2006, the Company paid cash, and issued stock and warrants to third parties under these agreements.
On September 20, 2006, an agent’s contract was entered into with Shenzen Jie Kang to assist in marketing and consulting for the Jade Healthy Supermarket venture. The contract requires an initial payment of approximately $31,000 for each authorized distributor retained and a commission based on the schedule below:
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
An agency agreement was signed between JJB and Shanghai Xiang En Food Co. Ltd (“Shanghai”) on June 14, 2007. Pursuant to the agency agreement, JJB appointed Shanghai as the agent to solicit interested parties to operate the chain stores in the name of “Jade” for the purpose of distributing JPI’s products and healthy products of Esmond Nature Inc. The contract term is for a period of two years. If the shares of Shanghai are subsequently acquired by JPI or its group companies, the agency contract will be automatically terminated. A one-time fee of approximately $38,000 is paid by the sub-operators upon their signing of the sub-agency agreement with Shanghai.
See Note 7 for a summary of non-cash consulting agreements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
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
NOTE 10 — SUBSEQUENT EVENTS
JPI through JJB has initiated a new line of business where it engages in franchising retail outlets and direct distribution of pharmaceutical products through cooperatively operated retail outlets. There are currently five retail outlets that began operation in July 2007. Three of the outlets are currently owned by Shanghai Xiangen Food Company. Ltd (Xiangen). The Company has signed a Memorandum of Understanding with Xiangen to negotiate and execute a Definitive Purchase Agreement for the purchase of these outlets. It is the intent of JPI to expand on this initial effort and expand current operations through cooperative relationships in major cities throughout China. The franchise business is one where the Company receives a one-time payment of approximately $39,000 by the franchisee through Shanghai XiangEn Food Company Ltd, the Company’s agent.
A deposit for approximately $400,000 for the acquisition of a new medicine named Xiatianwu Jiaonang from Jiangxi Yibo Medicine Technology Development Co. Ltd (“Jiangxi”) was cancelled due to the unsuccessful application for approval to manufacture. This deposit was applied toward the purchase of another medicine called Ganzaosuan Diamine injection liquids.
In July 2007, several employees and Directors exercised options under the 2002 Stock Option Plan. A total of 100,000 options to purchase shares of common stock were exercised at an exercise price of $2.40 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statements
This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with doing business in China and internationally, demand for the Company’s products, governmental regulation and required licensing of the Company’s products and manufacturing operations, dependence on distributors, foreign currency fluctuation, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company’s management disclaims any obligation to update forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statement.
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
On September 28, 2006, the Company acquired 100% of the outstanding shares of Jade Pharmaceutical Inc. (“JPI”). JPI has two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”) who manufacture and distribute pharmaceutical products in China.
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
JPI’S Sales and Distribution Activities
JPI currently has 75 in house full-time sales people and is expected to increase this number over the next twelve months to market JPI’s new products. Geographically, sales in China are divided as follows:

Region	Percentage

Central	26%
South East	22%
North East	20%
Eastern	23%
North	8%
South West	1%
As JJB’s and YYB’s resources permit, both JJB and YYB anticipate expanding their current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered by existing distributors or the in-house sales force.

Sales of JJB’s products are approximately 40% to individuals and 60% to institutional or hospital customers. JJB employs regional sales managers and over three hundred representatives who contact distributors throughout China. There are eighteen distributors who purchase products from JJB. Distributors have the right to return product only if the product is defective..
YYB has established a multi-level marketing program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. YYB also has eight distributors. 60% of YYB’s products are sold to individuals and 40% are sold to institutional or hospital customers.
Both JJB and YYB are continually developing educational programs for hospitals, doctors, clinics and distributors with respect to JJB’s and YYB’s product lines. These educational programs are intended to improve sales and promotion of JJB’s and YYB’s products. Both JJB and YYB sell to hospitals, retail stores and distributors who act as agents. One primary distributor has 29 retail outlets throughout the PRC. In addition, JJB and YYB have a dedicated sales team that manages its own direct sales force and retail outlets all over China.
JJB has entered into a number of manufacturing and distribution arrangements for product distribution in China for various existing and to-be-developed JJB products. For example, in 2006 Jiangxi Baikang Medicine Co., Ltd. transferred the product license and manufacturing licenses for four new drugs (Marine and Sodium Chloride Injection, Lomefloxacin Aspartate Injection, Lysine Hydrochloride Glucose Injection and Omeprazole Sodium for injection) and two generic medicine (Roxithromycin capsule and Levofloxacin capsule) to JJB, which products are currently being manufactured and distributed by JJB.
Commencing in July 2007, JPI began direct distribution of pharmaceutical products through retail outlets known as “Jade Healthy Supermarkets.” The Jade Healthy Supermarkets are small retail stores operated by others who sell JJB’s products at retail to consumers. JJB provides leasehold improvements and equipment to the operators for an upfront fee and consigns inventory to the operator of the store. The operator remits the wholesale price of the goods sold to JJB each month, along with an accounting of sales.
During the second quarter ended June 30, 2007,
•	JPI signed a Distribution and Agency agreement with Anihui Huayuan Medical Co., Ltd that involves the distribution of products manufactured by JJB and YYB. The areas covered by the agreement include the provinces and municipal cities of Anhui, Shandong, Hebei, Shanxi, Beijing and Tianjing. This agreement is for a one year period commencing May 2007 to May 2008. In addition, JPI signed a Distribution and Agency agreement with Hunan Double-Crane Pharmaceutical Co., Ltd for the distribution of Ondansetron Injection, Chondroitin Sulfate Injhection, GuYanLin, Domperidon Tablets for a one year period commencing in May 2007 for the provinces and municipal cities of Hunan, Hubei, Sichuan, Chongging, Guangxi, Yunnan and Guizhou.

•	JJB signed an agreement with YunNan KunMing YuSi Pharmaceutical Co. Ltd to distribute Levofloxacin. This distribution agreement commences in July 2007 for a term of two years.

•	JJB signed a Distribution and Agency Agreement with Shanghai SiFul Medicine Co., Ltd. This one year renewable agreement covers primarily the city of Shanghai. This agreement covers twelve various products including Ondansetron Injectibles, Domperidon Tablet, Chondroitin Sulfate injectibles, GuyanLin Compounds, Bezoic Acid/Camphor Solutions, Levofloxacin and Lactate Injectibles.
The acquisition of JPI provides:
•	Access to the fastest growing pharmaceutical and consumer market in the world, China;

•	A platform to in-license North American drugs for manufacture and sale in China and Asia;

•	A program for DR-70(R) and CIT clinical trials, sales, and marketing into China and Asia;

•	New opportunities for cancer-related product development in China.

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
Research and Development
During the six months ended June 30, 2007 and 2006, the Company spent $13,127 and $119,245 respectively, on research and development related to DR-70®.
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
Due to the growing Chinese economy and the opportunities to expand upon JPI’s name recognition and distribution network versus available capital resources, the overall amount expended for research and development has been limited. Funds previously allocated for research and development has been reallocated to:
•	Increase in inventory necessary for anticipated demand for product;

•	Renovation of current manufacturing facilities to accommodate new products;

•	Purchase of new machinery to increase capacity for existing products as well as purchase of machinery to facilitate the manufacture of new products; and

•	Increase the distribution network for current as well as new products.
JPI’s research and development takes place at seven locations in China. Two of these are in-house facilities that include the Research Center of YYB, located in Jiangxi, and the Research Center at JJB, located in Jilin. Additionally, five collaborative research and development facilities include: Jilin Traditional Chinese Medicine Research Institute; Baiqiuen Pharmaceutical Research Institute; Research Center of Nanjing Pharmacy University; Jiangxi Bikang Technology Development Co. Ltd.; and the Changsha Continental Pharmaceutical Research Institute.
Liquidity and Capital Resources
Total assets increased to $23,153,421 at June 30, 2007 from $19,240,613 at December 31, 2006. This increase was due primarily to increase in cash, other receivables, other current assets, and the effect of currency translations offset by decreases in accounts receivable fixed assets and inventory.

Our total outstanding indebtedness increased to $6,916,943 at June 30, 2007 as compared to $6,577,457 at December 31, 2006. The primary reason for the increase is due to the increase in loan amounts due to the fluctuation of the RMB.
During the six months ended June 30, 2007, our cash and cash equivalents increased by a net of approximately $1,674,000. During the three months ended June 30, 2007, our primary source of cash was a private placement of our common stock which generated net proceeds of $4,572,837. Cash usage continues to exceed cash generation. As of August 10, 2007, cash on hand was approximately $2,237,000 and cash is being depleted at the rate of approximately $350,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our combination immunogene therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
At August 10, 2007, the Company had cash on hand of approximately $2,237,000 and cash is being depleted at the rate of approximately $350,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding options or warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through February 2008.
There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, and (iv) most of our sales and distribution channels in China are unseasoned.. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects for AMDL. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
If sufficient funds are available, the Company expects to incur capital expenditures of $ 1,000,000 at our China facilities in the second half of 2007, primarily for the addition of additional manufacturing lines, additional opening of Jade Healthy Supermarkets. These capital expenditures will enable JPI to increase its production efficiency. Management anticipates that this capital expenditure will be financed by raising additional capital through the sale of equity securities. In addition to the capital expenditures, additional working capital will be needed in China for additional direct manufacturing staff, general and administrative purposes, and to support the opening by the operators of Jade Healthy Supermarkets, primarily for fees paid to consultants, the costs of consigned inventory, salaries for additional office and sales staff and for general and administrative purposes related thereto.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment
     Revenue Recognition. The Company generates revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and the direct distribution of pharmaceutical products through retail outlets known as “Jade Healthy Supermarkets.”
The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104. Accordingly, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
     Wholesale Sales. Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer and provided the criteria in SAB No. 101 are met. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
     Direct Distribution. Commencing in July 2007, JPI began direct distribution of pharmaceutical products through the Jade Healthy Supermarkets. The Jade Healthy Supermarkets are small retail stores operated by independent third parties who sell JJB’s products at retail to consumers. Pursuant to these arrangements, JJB receives a one-time, non-refundable fee from the operators of the retail stores at the inception of the arrangements. These arrangements require JJB to provide leasehold improvements and equipment to the operators of the retail stores. JJB is also required to consign inventories to the operators of the retail stores for sale to consumers. As a result, retailers do not take ownership of the inventories at their stores until the products are sold to the consumer. Revenues from the sale of JJB’s products at the retail stores will be recognized by the Company at the time products are sold by the retailers.
During the three months ended June 30, 2007, the Company received $314,762 in upfront fees from store operators. The Company defers recognition of these upfront, non-refundable fees until the retail store opens, at which time the Company has no further obligations to the store operator. At June 30, 2007, no retail stores were opened, and accordingly, the Company recorded the upfront fees received as deferred revenues in the accompanying condensed consolidated balance sheet.
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
The Company accounts for equity instruments issued to consultants and vendors in exchange for services in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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
At June 30, 2007, the Company had four stock based compensation plans. Subsequent to June 30, 2007, the Company approved a fifth stock based compensation plan, subject to shareholder approval.
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R).
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, Accounting for Stock-Based Compensation and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement operations for the six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates.
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
The results of operations for the three months ended June 30, 2007 and 2006 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.
Net Revenues. During the three months ended June 30, 2007, the Company generated aggregate net revenues of $2,413,501 from product sales, of which JPI contributed $2,367,051.
For the three months ended June 30, 2007, JPI generated revenues of approximately $171,000 from the sales of medical and healthy products which were purchased from a third party in Hong Kong and resold within that region.
During the three months ended June 30, 2007, the Company generated $46,450 from product sales compared to revenues from product sales for the three months ended June 30, 2006 of $17,725. The primary reasons for this increase are an increase in the sales price of DR-70®, along with an increase in sales. Management expects that DR-70® revenues will remain at a similar level until either FDA and/or SFDA grants approval of its DR-70® kit. No significant revenues in China are expected from sales of DR-70® in the remainder of 2007.

Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not consummated any material new distribution agreements.
During the balance of 2007, we expect sales of OEM products to be at the same level as experienced for the six months ended June 30, 2007.
JPI is expected to increase revenues in the third quarter of 2007 due to recently signed distribution agreements, opening of the Jade Healthy Supermarkets and the continued overall strength of the Chinese economy.
These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the three months ended June 30, 2007 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products, both in the U.S. and China.
Research and Development. Research and development expenses primarily related to DR-70® for the three months ended June 30, 2007 were $1,351 compared to $71,597 for the three months ended June 30, 2006. This decrease is due to less involvement by outside consultants in preparation for the next FDA submission.
General and Administrative Expenses. General and administrative expenses increased to $3,244,910 from $639,183 for the three months ended June 30, 2007 and 2006, respectively. The primary categories which contributed to the increase are:
•	Additional consulting fees paid to various investor relations firms;

•	Increase in salaries and wages, due in part to the inclusion of the fair value of options granted as computed under the Black-Scholes model.

•	Increase in directors fees, due in part to the inclusion of the fair value of options granted as computed under the Black-Scholes model.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
The results of operations for the six months ended June 30, 2007 and 2006 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.
Net Revenues. During the six months ended June 30, 2007, the Company generated aggregate net revenues of $3,837,680 from product sales.
AMDL-U.S.
     Net revenues for AMDL were $60,600 for the six months ended June 30, 2007 compared to $15,375 for the same period in 2006. The approximate $45,000 increase in revenues for AMDL products was due to an increase in price charged for DR-70® products and a modest increase in sales of both OEM products and DR-70®. During the remainder of 2007, we expect sales of OEM products to be at the same level as experienced in the second quarter of 2007. Even, assuming FDA approval of DR-70® sometime in late 2007, we expect sales of DR-70® to be low, and any increase in sales is not expected to impact significantly our operating results for 2007.
     Sales of OEM products in the remainder of 2007 could be negatively impacted by potential competing products and overall market acceptance of the Company’s products. The statements concerning future sales of DR-70® and OEM products are a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2006.

     The continued low level of DR-70® and OEM product sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged during the six months ended June 30, 2007. Market acceptance of our DR-70(R) kits has been slower than originally anticipated, in part due to the fact that the DR-70(R) kit has not yet received FDA approval.
     In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.
JPI-China
     JPI’s net revenues were $3,777,080 for the six months ended June 30, 2007.
     Revenue for the three months ended June 30, 2007 increased by $957,022 over the three months ended March 31, 2007 due to resumption of manufacturing and distribution subsequent to the Lunar New Year and the increased demand of pharmaceutical products in China. The increase was also supplemented by the increased utilization of distribution channels established in previous periods.
     Consistent with the quarter ended March 31, 2007, Domperidonen tablets comprised a large percentage of sales for the three months ended June 30, 2007. The sale of Domperidonen tablets comprised approximately 58% of sales for the quarter ended June 30, 2007 compared to approximately 70% of sales for the three months ended March 31, 2007.
     JPI’s top five selling products for the six months ended June 30, 2007 were:

Name	Percent of Sales

Domperidone	40.50%
Gu Yan Ling	10.60%
Diavitamin, Calcium Hydrogen Phosphate and Lysince Tablets	8.60%
Human Placenta Tissue Hydrolysis	3.80%
Compound Benzoic Acid, Camphor and Iodine Solution	2.90%

66.40%

     JPI experienced decreases in sales of Human Placental Histosolution, Compound Benzoic Acid and Camphor and Iodine Solutions. The decrease in sales of Human Placental Histosolution was due to lower market demand for the product. The lower sales of Compound Benzoic Acid and Camphor and Iodine Solutions was due delays in the renewal of the GMP license application while the temporary prohibition in the sale of Yuxingcao continues from the second quarter of 2006.
     Gross Profit. The Company’s gross profit for the six months ended June 30, 2007 was $1,878,321 or approximately 49%, $1,825,695 of which was contributed by JPI, as compared to gross profit of $20,611 for the six months ended June 30, 2006, all of which was contributed by AMDL.
AMDL-U.S.
     Gross profit increased in aggregate dollars approximately 255% to $52,626 for the six months ended June 30, 2007 from $20,611 for the six months ended June 30, 2006 due to increased sales and a per unit price increase of OEM products and DR-70®.
JPI-China
     JPI’s gross profit for the six months ended June 30, 2007 was $1,825,695. The major components of cost of sales include raw materials, salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. JPI’s gross profit for the six months ended June 30, 2007 was positively impacted by increased production efficiencies and manufacturing of products with higher margins.

     Management anticipates future gross profit margins for JPI to remain at the same level for the year ending December 31, 2007, even with the introduction of new products and the sale of products to Jade Healthy Supermarkets. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2007. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
     Research and Development. Research and development expense for the Company for the six months ended June 30, 2007 was $13,127 compared to $119,245 for the same period in 2006.
AMDL-U.S.
     All research and development costs incurred during the six months ended June 30, 2007 was almost entirely incurred by AMDL. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA as well as funding the application and research needed to receive approval from the SFDA for marketing the DR-70® test kit in China.
JPI-China
     JPI currently performs all of its own research and development activities on new products at their own facilities, but only a nominal amount of research and development was conducted during the six month period ended June 30, 2007 by JPI.
     General and Administrative Expenses. General and administrative expenses for the Company were $5,240,545 for the six months ended June 30, 2007 as compared to $1,521,053 for the same period in 2006, an increase of about 300%, most of which relates to the items set forth in the table below.
AMDL-U.S.
     We incurred general and administrative expenses of $4,157,018, primarily consisting of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in general and administrative expenses were non-cash expenses incurred during the six months ended June 30, 2007 of approximately $1,190,488 for common stock, options and warrants issued to consultants for services.

Six months
ended June 30,
2007

Investor relations (including value of warrants/options)	$1,315,479
Salary and wages (including value of options)	$1,429,337
Directors fees (including value of options)	$586,215
Consulting fees	$159,126
Accounting and other professional fees	$183,695
Legal	$160,887
JPI-China
     JPI incurred general and administrative expenses of $1,083,527 for the six months ended June 30, 2007. Major components were depreciation and amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance.
     There was a general increase in the general and administrative expenses for the three months ended June 30, 2007 due in part to additional travel required through out China to establish and promote JPI’s existing business and the Jade Healthy Supermarkets.

Net Loss. As a result of the above, in the six months ended June 30, 2007, the Company’s net loss was $3,649,711 or $(0.31) per share as compared to a net loss of $1,604,987 or $(0.26) per share for the period ended June 30, 2006.
Item 3A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Gary L. Dreher, the Company’s Chief Executive Officer/President and Akio Ariura, Chief Financial Officer, carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007, that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
Changes in Internal Controls
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the six months ended June 30, 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Inapplicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, which also extended the term of the consulting agreement through September 22, 2007. The shares were valued at $517,500 based on the adjusted trading price of the common stock on the date of issuance. $100,161 was expensed for the six month period ended June 30, 2007 and the balance will be expensed over the remaining period of the amendment. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
Also on March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners pursuant to an amendment to the consulting agreement dated September 16, 2003, which also extended the term of the consulting agreement through September 1, 2007. The shares were valued at $558,600 based on the adjusted trading price of the common stock on that date. $372,400 was expensed for the six month period ended June 30, 2007 and the balance will be expensed over the remaining period of the amendment. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
Between April 14, 2007 and June 7, 2007, the Company conducted a combined private placement offering under Regulation D and Regulation S of the Securities Act of 1933, as amended (“April 2007 Offering”). On May 4, 2007, in connection with the first closing of the April 2007 Offering , the Company issued 1,443,620 shares of common stock to investors, which generated gross proceeds of approximately $3,789,000. The shares were sold at $2.625 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second day prior to the first closing date. The investors in the offering also received warrants to purchase an aggregate of 721,810 shares of common stock. The warrants are exercisable at $3.68 per share, a price equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the second trading day prior to the closing date. Each warrant became exercisable on October 31, 2007 and remains exercisable until October 31, 2010. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.
On June 7, 2007, the Company conducted the second closing of the April 2007 Offering. The Company received approximately $1,540,900 in aggregate gross proceeds, exclusive of placement agent fees and expenses of approximately $200,400 from the sale of a total of 587,000 shares. The shares in the second closing were also sold at a price of $2.625 per share and the investors received three year warrants to purchase an additional 293,500 shares, which warrants are exercisable at $3.86 per share. Warrants to purchase an additional 58,700 shares were also issued to the placement agents at the same exercise price.
In connection with the April 2007 Offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions in an aggregate of approximately $533,000 and warrants to purchase an aggregate of 203,062 shares of the Company’s common stock. We also paid Galileo approximately $160,000 as a three percent (3%) non-accountable expense allowance in connection with the April 2007 Offering and the Company has also agreed to pay a six percent (6%) cash commission upon exercise of the Warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $64,000 in connection with the Offering. The Company charged all of these cash costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock. Total costs associated with the sale of stock were $756,674.

We filed a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued in the April 2007 Offering, which registration statement became effective on June 29, 2007.
Item 3. Defaults Upon Senior Securities.
     Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to our security holders for a vote during the second quarter of 2007.
Item 5. Other Information.
The Company has been notified by Medmarc Casualty Insurance Company that it no longer will provide products liability insurance for the Company’s operations in China; however, the insurer has recently extended the Company’s coverage for a period of thirty (30) days until August 24, 2007 to provide the Company with the opportunity to obtain alternative coverage for its Chinese pharmaceutical manufacturing operations. The insurer may provide further extensions, but the Company is diligently trying to find replacement coverage. The Company has investigated alternative sources of product liability insurance in China from local insurance companies who may provide coverage. Many of the Chinese insurers, like those in the US are no longer offering product liability insurance to pharmaceutical manufacturers. The Company has contacted China Pacific Insurance Ltd. (“China Pacific”) and applied for coverage, but China Pacific has not yet agreed to offer or provide coverage. There can be no assurance that the Company will be able to obtain any products liability insurance coverage from any insurer (either in the US or China) to replace the existing coverage when it expires, or if such insurance is available, what the costs, deductibles or other terms thereof may be.
On August 10, 2007, the Company entered into an Amendment No. 1 to the Escrow Agreement with Jade Capital Group Limited (“Jade”), which amendment extend the date from September 28, 2007 to March 28, 2008 on which Chinese SFDA approval for DR-70® must be obtained in order to not have the 100,000 shares of common stock which are held in escrow be cancelled. The Company believed that there were unanticipated events at the SFDA which warranted the extension.
Item 6. Exhibits.

(a)	Exhibits

10.44	Amendment No. 1 to Escrow Agreement dated August 10, 2007 between the Company and Jade Capital Group Limited, et al.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. § 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. § 1350 of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.
Dated: August 20, 2007	By:	/s/ Gary L. Dreher
GARY L. DREHER, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.44	Amendment No. 1 to Escrow Agreement dated August 10, 2007 between the Company and Jade Capital Group Limited, et al.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer