Form 10QSB
period 2007-09-30
AMDL INC
filed 2007-11-19
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-16695
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
Yes ☑      No ☐
     As of November 16, 2007, the Company had 12,929,317 shares (includes 100,000 shares held in escrow) of its $0.001 par value common stock outstanding.

AMDL, INC.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheet at September 30, 2007	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2007 and 2006	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	26
Item 3A. Controls and Procedures	38
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	41
SIGNATURES	42
EXHIBIT INDEX	43
EXHIBIT 10.44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$1,228,022
Accounts receivable, net	3,055,584
Inventories	835,505
Prepaid consulting	797,063
Other prepaid expenses and current assets	1,990,679

Total current assets	7,906,853

Property and equipment, net	10,994,939
Intangible assets, net	5,137,616
Other assets	2,116,601

Total assets	$26,156,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,692,786
Value added and other taxes payable	558,240
Deferred revenue	279,344
Current portion of notes payable	3,248,864

Total current liabilities	6,779,234

Notes payable, net of current portion	1,891,561

Total liabilities	8,670,795

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,679,317 shares issued and 12,579,317 shares outstanding	12,579
Additional paid-in capital	54,704,855
Accumulated other comprehensive gain	569,526
Accumulated deficit	(37,801,746)

Total stockholders’ equity	17,485,214

$26,156,009

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007		2006
Net revenues	$5,808,376		$21,005		$9,646,056		$54,105

Cost of sales	2,226,692		8,972		4,186,051		21,460

Gross profit	3,581,684		12,033		5,460,005		32,645

Operating expenses:

Research and development	2,407		162,894		15,534		282,139

Selling, general and administrative	3,090,059		819,265		8,330,604		2,340,319

Total operating expenses	3,092,466		982,159		8,346,138		2,622,458

Gain (loss) from operations	489,218		(970,126)		(2,886,133)		(2,589,813)

Other income (expense):

Loss on the disposal of equipment	(1,555)		—		(3,855)		—

Interest income	1,996		7,789		7,584		22,489

Interest expense	(87,081)		—		(276,045)		—

Total other income (expense), net	(86,640)		7,789		(272,316)		22,489

Income (loss) before provision for income taxes	402,578		(962,337)		(3,158,499)		(2,567,324)

Provision for income taxes	19,470		—		108,154		—

Net income (loss)	383,108		(962,337)		(3,266,603)		(2,567,324)

Other comprehensive income:

Foreign currency translation gain	247,918		—		591,254		—

Comprehensive gain (loss)	$631,026		$(962,337)		$(2,675,349)		$(2,567,324)

Basic income (loss) per common share	$0.05		$(0.13)		$(0.24)		$(0.38)

Diluted income (loss) per common share	$0.05	$		$		$

Weighted average common shares outstanding — basic	12,550,666		7,372,750		11,357,055		6,689,326

Weighted average common shares outstanding — diluted	12,773,521		7,372,750		11,357,055		6,689,326

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,266,603)	$(2,567,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884,812	81,463
Loss on disposal of equipment	3,855	—
Fair market value of common stock, warrants and options issued for services	1,744,164	481,525
Fair market value of options granted to employees and directors for services	1,577,610	240,300
Changes in operating assets and liabilities:
Accounts receivable	(1,176,945)	—
Inventories	(94,847)	4,983
Prepaid expenses and other current assets	(1,928,412)	21,115
Other assets	(465,166)	—
Accounts payable and accrued expenses	(34,868)	220,630
Deferred revenue	279,344	—
Value added and other taxes payable	558,240	—

Net cash used in operating activities	(1,918,816)	(1,517,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,946,551)	(2,797)
Purchases of production rights	(1,340,853)	—
Cash paid for JPI acquisition, net of cash acquired	—	(373,104)

Net cash used in investing activities	(3,287,404)	(375,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs of $757,014 in 2007 and $354,571 in 2006	4,572,497	1,457,924
Proceeds from exercise of options	271,200	—
Proceeds from exercise of warrants	—	42,241

Net cash provided by financing activities	4,843,697	1,500,165

Effect of exchange rates on cash and cash equivalents	(5,572)	—

Net change in cash and cash equivalents	(356,951)	(393,044)
Cash and cash equivalents, beginning of the period	1,584,973	1,398,092

Cash and cash equivalents, end of period	$1,228,022	$1,005,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$276,045	$—

Cash paid during the period for income taxes	$108,199	$2,881

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of common stock recorded as prepaid consulting and accrued expenses	$1,893,600	—

Increase in debt and fixed assets due to purchase price adjustment	$214,617	—

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
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
Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The results of operations for the nine months ended September 30, 2007 and 2006 are not comparable due to the acquisition of Jade Pharmaceutical Inc. (“JPI”) on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated financial results since the date of acquisition. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB/A.
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
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
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
The purchase consideration has been allocated as follows:

Fair Value
Purchase consideration:
Transaction costs, primarily legal and accounting	$592,896
Estimated fair value of common stock issued	7,929,000
Estimated fair value of options to purchase common stock	595,000

$9,116,896

Allocation:
Tangible assets acquired:
Cash	$197,140
Accounts receivable	1,440,680
Inventories	550,623
Property and equipment	9,268,300
Land use rights	1,405,829
Prepayments, primarily product licenses	1,292,531
Identifiable intangible assets acquired:
Non-compete agreements	324,415
Customer relationships	214,328
Trade name and logo	530,829

Total assets acquired	15,224,675

Liabilities assumed:
Current liabilities	(1,440,373)
Current and long-term debt	(4,667,406)

Total liabilities assumed	(6,107,779)

$9,116,896

The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management. The fair values of the non-compete agreements, customer relationships and trade name and logo were determined using an income approach and discounted cash flow techniques.
During the nine months ended September 30, 2007, the Company determined that certain values assigned to property and equipment and debt required an adjustment, and accordingly, increased the values assigned to property and equipment and debt by $214,617.
During the three months ended September 30, 2007, the Company determined that certain values assigned to land use rights, non-corporate agreements, customer relationships and trade name and logo should be adjusted. Accordingly, land use rights was increased by $205,060 while non-complete agreements, customer relationships and trade name and logo were decreased proportionately.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
The following unaudited financial information presents the pro forma results of operations and gives effect to the JPI acquisition as if the acquisition was consummated on January 1, 2006. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Net revenues	$1,996,608	$5,125,211

Net loss	$(170,408)	$(946,051)

Basic and diluted loss per share	$(0.03)	$(0.14)

Weighted average common shares outstanding — basic and diluted	5,680,267	6,689,326

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,226,603 and $2,567,324 during the nine months ended September 30, 2007 and 2006, respectively, and had an accumulated deficit of $37,801,746 at September 30, 2007. In addition, the Company used cash in operations of $1,918,816 and $1,517,308 during the nine months ended September 30, 2007 and 2006, respectively. At November 15, 2007, the Company had cash on hand of approximately $605,000 and cash is being depleted at the rate of approximately $310,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding options or warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through mid January 2008.
The Company’s near and long-term operating strategies focus on (i) obtaining Food and Drug Administration (“FDA”) and China’s State Food and Drug Administration (“FDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) increasing sales of JPI’s existing products and expanding JPI’s distribution networks, (iv) funding the research and development, licensing and/or purchase of new products, and (v) wholesale distribution to retail stores known as “Jade Healthy Supermarkets.”
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
On July 17, 2006, the American Stock Exchange sent a letter to the Company stating that the Company has made a reasonable demonstration of its ability to regain compliance with the AMEX Continued Listing Standards, and based on that demonstration, the AMEX is prepared to continued the listing of the Company’s common stock through the end of the third quarter of 2006 subject to certain conditions, including the closing of the JPI acquisition. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the Continued Listing Standards for two consecutive fiscal quarters. As of November 15, 2007, AMEX has not notified the Company about whether it has demonstrated compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI and its wholly owned subsidiaries, from date of acquisition. Intercompany transactions and balances have been eliminated in consolidation.
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
Wholesale Sales
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer and provided the criteria in SAB No. 101 (as amended by SAB 104) are met. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
Direct Distribution
On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai XiangEn Food Company Co. Ltd. (“Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores known as the “Jade Healthy Supermarkets” (“Retail Stores”). The Retail Stores are operated by independent

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
third parties who sell JJB’s products at retail to consumers. Originally, Shanghai XiangEn would recruit “sub-operators” for the Retail Stores. As of November 13, 2007 there were eight Retail Stores in operation. JJB received a one-time, non-refundable up front fee from each of the sub-operators of the Retail Stores in the aggregate amount of $314,762. JJB advanced $557,093 for general working capital purposes, including leasehold improvements and equipment to Shanghai XiangEn and the sub-operators in the establishment of the Retail Stores. JJB consigns inventories to the operators of the Retail Stores for sale to consumers. As a result, the sub-operators do not take ownership of the inventories at their stores until the products are sold to the consumer. Revenues from the sale of JJB’s products at the Retail Store level will be recognized by the Company at the time products are sold by the Retail Stores. Through September 30, 2007, the Retail Stores had not generated any sales, accordingly, no revenues were recognized in the accompanying statements of operations for the three and nine months ended September 30, 2007. Under the terms of the original agreement with Shanghai XiangEn, JJB was required to pay commission to Shanghai XiangEn based on two percent (2%) of the gross sales of the products sold at retail by the sub-operators of the Retail Stores. Pursuant to an amended agreement, this commission has been waived in the future.
During the three months ended June 30, 2007, the Company received $314,762 in up-front fees from store sub-operators before the Retail Stores were opened. In addition, at September 30, 2007, JJB accrued $20,645 for commissions to Shanghai XiangEn for finding the sub-operators. The Company deferred recognition of these fees until the Retail Stores opened. JJB will begin amortizing the up-front fees over the two year contract period. At September 30, 2007, all eight Retail Stores were opened, and accordingly, the Company recorded approximately $39,000 of the up-front fees received as revenues.
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
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at period end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Translation gains were $591,254 for the nine months ended September 30, 2007.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
Inventories
JPI records inventories at the lower of weighted average cost or net realizable value. Major components of inventories are raw materials, and packaging materials, direct labor and production overhead. AMDL’s inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.
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
Land Use Rights
The Company leases certain parcels of land from the Chinese government for original terms ranging from 40 to 50 years. The Company has capitalized $1,405,829 as land use rights, which are being amortized on the straight-line basis over the weighted-average remaining lease terms of 33 years. The land use rights are pledged with a bank as security for some of the loans granted to the Company (see Note 8).
Non-Compete Agreements
Non-compete agreements were entered into with Jade and certain of its officers, the estimated fair value of which was $324,415. The non-compete agreements are being amortized over their 5-year term using the straight-line method.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
Customer Relationships
In connection with the acquisition of JPI, the Company capitalized $214,328, which is the estimated fair value of certain customer relationships and is being amortized on the straight-line basis over their estimated useful life of 7 years.
Trade Name and Logo
In connection with the acquisition of JPI, the Company capitalized $530,829, which is the estimated fair value related to JPI’s trade names and logos and is being amortized on the straight-line basis over their estimated useful life of 10 years.
Production Rights
During the three months ended September 30, 1007, JPI acquired licenses for the right to produce five products, two of which went into production. JPI capitalized $1,340,853 for these rights and is amortizing this amount on a straight-line basis over the estimated useful life of 10 years.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2007.
There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
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
In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its condensed consolidated balance sheet.
At September 30, 2007, the Company had five stock-based compensation plans.
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statements of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for share-based payment awards granted based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock based compensation of $1,507,310 and $240,300 related to employees and directors was recognized during the nine months ended September 30, 2007 and 2006, respectively. Stock based compensation of $377,710 and $0 related to employees and directors was recognized during the three months ended September 30, 2007 and 2006, respectively.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
As stock-based compensation expense recognized in the consolidated statement operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate for the periods ended September 30, 2007 and 2006 was 0% since options generally vest immediately upon grant.
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
These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of stock options:

	2007		2006
Dividend yield	—		—
Expected volatility	353%		108%
Risk-free interest rate	4.92%		4.76%
Expected term	5.0	years	1.0	year
The Company issued 427,000 options to employees and directors during the nine months ended September 30, 2007 which resulted in compensation expense of $1,507,310 which is included in general and administrative expenses.
The following is a summary of stock option activity as of September 30, 2007 and changes during the nine months then ended:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Options outstanding at January 1, 2007	1,562,637	$4.35	3.35
Granted	427,000	$4.06
Expired/forfeited	(293,402)	$5.02
Exercised	(113,000)	$2.40

Options outstanding and exercisable at September 30, 2007	1,583,235	$3.59	3.33	$76,540

At September 30, 2007, there was no unrecognized compensation cost related to employee and director stock options.
The aggregate intrinsic value set forth in the above table represents the total pre-tax intrinsic values, based on the Company’s closing stock price of $3.28 as of September 30, 2007.
At September 30, 2007, options to purchase a total of 2,093,235 shares (including non employees) of the Company’s common stock were exercisable at a weighted-average exercise price of $3.97 per share, of which options to purchase 678,001 shares were in the money.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
Basic and Diluted Income (Loss) Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all potentially dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consists primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. Employee stock options and warrants to purchase common stock with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. However, the impact under the treasury stock method of dilutive stock options and warrants would have resulted in incremental shares of 344,499 and 129,761 for the nine months ended September 30, 2007 and 2006, respectively, and 218,025 and 26,456 for the three months ended September 30, 2007 and 2006, respectively.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realization of accounts receivable and inventories, determination of prepaid consulting fees, recoverability of long-lived assets, determination of useful lives of intangibles, determination of values of stock options and warrants, and valuation of deferred tax assets. Actual results could differ from those estimates.
Risks and Uncertainties
The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies Currently, the Company is not permitted to sell DR-70® in the United States, although the Company is in the process of seeking regulatory approval. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
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
On November 13, 2007, the Company received a memorandum of “Review Issues” from the United States Food and Drug Administration (“US FDA”) which addresses the pending application for 510(k) approval of DR-70® as an aid in monitoring the disease status in patients who have been previously diagnosed with colorectal cancer. Unlike prior communications from the US FDA, the US FDA did not raise the issue of whether the Company’s test was substantially equivalent to the existing predicate test, CEA. The memorandum includes requests for clarification of the intended use statement and clinical outcome measures.
The US FDA requested a response to the comments within 30 days, but also indicated a request for more time could be made. The Company is analyzing the comments and has not yet determined whether it can supply the requested information within the next 30 days. While the company is optimistic about its ability to perform the studies requested, until the requested studies are re-run, the Company is unable to assess what the probable response of the FDA will be to the new documentation, and no assurances can be given that the Company will ever receive FDA clearance for the commercial sale of DR-70® in the United States.”
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
As JPI is a British Virgin Island Company, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Shenzhen Jiekang Technologies Ltd (“Jiekang”) to hold funds as a trustee for JPI even though no formal trust agreement exists. This type of transaction is common in China and is adopted by many overseas companies without an operations license. The balance of the amount at September 30, 2007 is approximately $908,000, which is included in current assets in the accompanying balance sheet. The Company is unsecured in this arrangement and accordingly may not be able to recover this amount if Jiekang becomes insolvent.
Concentration of Risk
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of September 30, 2007, the Company had approximately $212,000 in excess of this limit.
Customers
The Company grants credit to customers within the PRC and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. Reserve for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable of $3,055,584 at September 30, 2007, is net of reserves for doubtful accounts and sales returns of $37,567. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
As of September 30, 2007, there was one customer that comprised more than 10% of outstanding accounts receivable. For the nine months ended September 30, 2007 there was one customer which comprised more than 10% of revenues.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk.
There is no prior operating history or experience with respect to the Jade Healthy Supermarkets which are operated by independent third parties. JJB and YYB consign inventory to these stores. Five Jade Healthy Supermarkets were operating at September 30, 2007, however, due to the short duration of operations, the Company is unable at this time to assess the “credit risk” with respect to these operations.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
NOTE 3 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During the nine months ended September 30, 2006, 91% of our net revenues were to customers in foreign countries and during the nine months ended September 30, 2007, 99% of our revenues were to customers in foreign countries.
During the nine months ended September 30, 2007, approximately 1% of the Company’s net revenues were from sales of DR-70(R) with remaining sales related to JPI’s products. For the nine months ended September 30, 2007, sales of DR-70(R) were made to two foreign and one domestic customers. The foreign customers are located in Korea ($74,475) and in Taiwan ($17,625).
At September 30, 2007, the Company had three reportable segments. In China, there are two segments, (i) wholesale distribution to distributors, hospitals, clinics and similar institutional entities (“China-Wholesale”); and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly (“China-Direct Distribution”). In the United States (“U.S.”) there is only one segment, sales to distributors and institutional entities (“Corporate”). The Company evaluates performance based on sales, gross profit and net income (loss). The following is information for the Company’s reportable segments for the nine months ended September 30, 2007:

	China-Wholesale	China-Direct Distribution	Corporate	Total
Net revenue	$9,513,272	$39,084	$93,700	$9,646,056
Gross profit	$5,344,500	$39,084	$76,421	$5,460,005
Depreciation	$639,744	$—	$4,740	$644,484
Amortization	$165,329	$—	$75,000	$240,329
Interest expense	$276,045	$—	$—	$276,045
Net income (loss)	$2,787,289	$39,084	$(6,092,976)	$(3,266,603)
Identifiable assets	$22,515,975	$557,093	$3,082,941	$26,156,009
Capital expenditures	$3,275,073	$—	$12,331	$3,287,404
No information for the nine months ended September 30, 2006 is presented because JPI was not acquired until September 28, 2006.
JPI through JJB has initiated a new line of business where it engages in direct distribution of pharmaceutical products through retail outlets known as “Jade Healthy Supermarkets” operated by Shanghai XiangEn Food Company Co. Ltd. (“Shanghai XiangEn”). There are currently eight retail stores, none of which were opened as of September 30, 2007. The Company has also signed a Memorandum of Understanding with Shanghai XiangEn to negotiate and execute a Definitive Purchase Agreement for the purchase of Shanghai XiangEn. JJB and Shanghai XiangEn are exploring opportunities to open additional Retail Stores in other major cities throughout China, but as of November 13, 2007 have not decided to open any additional retail stores at this time.
NOTE 4 — OTHER PREPAID EXPENSES AND CURRENT ASSETS
Other prepaid expenses and current assets at September 30, 2007 comprise the following:

Deposits	$362,270
Other receivables	1,476,872
Advance to related parties	22,085
Other prepaids	129,452

$1,990,679

Other receivables include approximately $557,000 from Shanghai XiangEn Food Company Ltd (“XiangEn”) representing advances of working capital and start up operating expenses for the Jade Healthy Supermarkets. JPI has entered into a Letter of Intent to acquire XiangEn subject to all requisite approvals from appropriate Chinese governmental authorities.
JPI entered into an agreement with Jiekang to hold funds as trustees for JPI, which funds were advanced by AMDL to JPI. At September 30, 2007 approximately $908,000 is held as trustee for JPI by Jiekang. See Note 2.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
NOTE 5 — OTHER ASSETS
Other assets consist of the following at September 30, 2007:

Deposit — production rights	$1,609,556
Deposit — supplier	399,064
Advances to employees	85,122
Other	22,859

$2,116,601

During the nine months ended September 30, 2007 JPI acquired production rights to seven new medical products. Five of the agreements were signed with Jiangxi Yibo Medicine Technology Development Co., Ltd during the quarter ended September 30, 2007. The total consideration for these production rights was approximately $4,200,000. See Note 10.
A deposit was made to the supplier of raw materials for the human placenta histosolutions. Management was made aware of the potential near term shortage of this raw material and made a deposit to ensure a disruption of supply does not occur.
Advances were made to certain managers and employees. These advances are unsecured, bear no interest and are due on demand.
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of the following at September 30, 2007:

							Weighted-
			Reclassification				Average
	Gross	Adjustment	of Gross	Adjusted			Amortization
	Carrying	due to currency	Carrying	Carrying	Accumulated		Period
	Value	translation	Value	Value	Amortization	Net	(in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$—	$—	$2,000,000	$(616,667)	$1,383,333	20
Production rights	1,340,853	—	—	1,340,853	(17,824)	1,323,029	10
Land use rights	1,200,769	104,794	205,060	1,510,623	(37,947)	1,472,676	33
Non-compete agreements	382,389	9,812	(57,974)	334,227	(73,069)	261,158	5
Customer relationships	254,926	9,546	(40,598)	223,874	(34,796)	189,078	7
Trade name and logo	637,317	31,067	(106,488)	561,896	(53,554)	508,342	10

	$5,816,254	$155,219	$—	$5,971,474	$(833,857)	$5,137,616

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at September 30, 2007 comprise the following:

Accounts payable	$1,395,414
Accrued payroll and related expenses	239,543
Accrued consulting fee (see Note 8)	817,500
Other liabilities and accrued expenses	240,329

$2,692,786

NOTE 8 — EQUITY TRANSACTIONS
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International Capital Group, Ltd. (“First International”) pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 23, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded general and administrative expense of $37,419 related to this agreement.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $22,498 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded $20,248 to general and administrative expenses related to this agreement.
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005 as consideration for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on the measurement date. The Company recorded general and administrative expense of $204,960 related to the agreement during the nine months ended September 30, 2007.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on the measurement date. The Company recorded $343,000 as general and administrative expense during the nine months ended September 30, 2007.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
On November 15, 2006, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to Savannah Capital Management, Inc. (“Savannah”) as consideration for investor public relations services to be provided from November 15, 2006 through February 15, 2007. The warrants were valued at $84,000 using the Black-Scholes pricing model. The Company recorded general and administrative expense of $42,000 during the nine months ended September 30, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, as consideration for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded general and administrative expense of $558,600 related to the agreement.
Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, as consideration for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded general and administrative expense of $517,500.
On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to consulting expense in the nine months ended September 30, 2007.
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded general and administrative expense of $20,438 related to the agreement and the balance of $797,063 is included in prepaid consulting at September 30, 2007. The shares of common stock were not issued as of September 30, 2007 pending American Stock Exchange approval. Therefore, the balance is included as an accrued expense at September 30, 2007 and was reclassified to equity upon issuance of the shares in October 2007.
The Company issued 10,000 options to a consultant and an investor during the nine months ended September 30, 2007 which resulted in compensation expense of $35,300 which is included in general and administrative expense. In pricing these options, the Company used the Black-Scholes pricing model with the following weighted-average assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of one year; and dividend yield of 0%.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
The shares were sold at a price of $2.625 per share and three year warrants to purchase an additional 293,500 shares, which warrants are exercisable at $3.86 per share. Warrants to purchase an additional 58,700 shares were also issued to the placement agents at the same exercise price in the second closing.
In connection with the April 2007 Offering, we utilized the services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons, and Securities Network, LLC (“Network”), a NASD member broker-dealer as our placement agent for sales in the United States. For their services, Galileo and Network received commissions and a non-accountable expense allowance in the aggregate of approximately $693,000 and warrants to purchase an aggregate of 203,023 shares of the Company’s common stock. In connection with the April 2007 Offering, the Company has also agreed to pay Galileo and Network a six percent (6%) cash commission upon exercise of the warrants by the purchasers. In addition, the Company incurred additional legal and other costs totaling approximately $64,000 in connection with the April 2007 Offering. The Company charged all of these costs to additional paid-in capital, since the investment was treated as a purchase of shares of common stock.
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
NOTE 9 — NOTES PAYABLE
At September 30, 2007, the Company had $5,140,425 in outstanding indebtedness owed to two financial institutions, representing working capital and construction advances. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% to 9.45% per annum. Any remaining unpaid principal and accrued interest is due at maturity on various dates through December 31, 2008.
Future aggregate maturities of notes payable at September 30, 2007 are as follows:

Years ending December 31,
2007	$3,248,864
2008	1,891,561

5,140,425
Less current portion	(3,248,864)

$1,891,561

Prior to the purchase of certain assets of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”) by JJB, Kangda had bank loans of $5,357,000 secured by land and buildings which were subsequently transferred to JJB. Pursuant to an agreement between JJB, Kangda and the bank, JJB assumed bank loans of $4,332,000, and Kangda continued to owe the bank $1,025,000. A new bank loan to reflect this assumption has not been made. However, a debt payment extension has been executed whereby the payment terms of the loan have been extended. As of September 30, 2007, a total of approximately $696,000 was due but has not been repaid. The verbal agreement with the bank to extend the terms of the loan will apply until a new bank loan agreement is finalized.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2008. The lease requires monthly lease payments of $6,600. JPI’s main office is located in the Di Wang Building of Shenzen and is leased for approximately $6,515 per month through November 2007.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
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
The sale of one of the Company’s products, Yuxingcao, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned during the nine months ended September 30, 2007.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
Consulting Agreements
The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During the nine months ended September 30, 2007 and 2006, the Company paid cash, and issued stock and warrants to third parties under these agreements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
On September 20, 2006, JPI entered into an agent’s contract with Shenzen Jie Kang to assist in marketing and consulting for the Jade Healthy Supermarket venture. The contract requires an initial payment of approximately $31,000 for each authorized distributor retained and a commission based on the schedule below:
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
An agency agreement was signed between JJB and Shanghai Xiang En on June 14, 2007. Pursuant to the agency agreement, JJB appointed Shanghai as the agent to solicit interested parties to operate the chain stores in the name of “Jade” for the purpose of distributing JPI’s products and healthy products of Esmond Nature Inc. The contract term is for a period of two years. If the shares of Shanghai are subsequently acquired by JPI or its group companies, the agency contract will be automatically terminated. A one-time fee of approximately $38,000 is paid by the sub-operators upon their signing of the sub-agency agreement with Shanghai. The original agency agreement was amended to have Shanghai Xiangen assume management responsibility for the Jade Healthy Supermarket.
See Note 8 for a summary of non-cash consulting agreements.
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
Construction in Progress
JJB began a renovation project of their manufacturing facility to increase efficiency and facilitate the manufacturing process. Major improvements for the quarter ended September 30, 2007 include improvement of the factory’s water supply, improve drainage and upgrade pipes. The outstanding commitment is approximately $420,000.
Purchase of Production Rights
During the quarter ended September 30, 2007, the Company entered into product license agreements with Jiangxi Yibo Medicine Technology Development Co., Ltd for five new products. The total consideration to be paid under these agreements is approximately $4,200,000. As of September 30, 2007, $1,600,000 has been paid and is classified as a current asset in the accompanying balance sheet, leaving an outstanding commitment of $2,600,000. During the three months ended September 30, 2007 two products went into production and $1,340,854 was capitalized and is being amortized on a straight line basis over the estimated useful life of 10 years.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
NOTE 11 — SUBSEQUENT EVENTS
On November 7, 2007, JPI’s subsidiary, JJB, signed the fourth round of regional distribution agreements for its new anti-aging and skin care injectible product under the brand name “Goodnak.“ JJB has signed three new Central Region exclusive, one-year renewable Distribution and Agency Agreements that were signed between JJB and Henan Yinji Bio-chemistry Co., Ltd. (“HYB”), Chengdu Fairyland Cosmetics Co., Ltd. (“CFC”), Guizhou Camry Beauty Technology Co., Ltd. (“GCB”). These agreements cover the key cities in Henan, Sichuan and Guizhou Provinces that have a combined population of approximately 134.4 million people. These three separate agreements in combination, require these new distributors to purchase a minimum of $6,790,944 of JJB’s new HPH product during the one-year period of the contracts and a minimum initial order of US$4,061,250.
On October 4, 2007, the Company issued 250,000 shares of its common stock to First International under Amendment No. 5 to the Consulting Agreement originally dated July 22, 2005. The shares were valued at $817,500, the value on the measurement date and this amount will be charged to general and administrative expense over the period of Amendment No. 5, ending on September 22, 2008.
JPI through JJB has initiated a new line of business where it engages in retail outlets and direct distribution of pharmaceutical products through cooperatively operated retail outlets. There are currently five retail outlets that began operation in July 2007. Three of the outlets are currently owned by Shanghai XiangEn Food Company Ltd (“XiangEn”). The Company has signed a Memorandum of Understanding with XiangEn to negotiate and execute a Definitive Purchase Agreement for the purchase of these outlets. It is the intent of JPI to expand on this initial effort and expand current operations through cooperative relationships in major cities throughout China.
On October 11, 2007, JJB signed an agreement with Heze Mudan Medicals Co. Ltd. to distribute Domperidone tablets in the Province of Shandong and the surrounding areas, one of the most affluent regions in China. The contract is subject to minimum sales which will be reviewed annually and is expected to add at least $2.3 million in annual revenues.
On October 12, 2007, the Company filed a new application with the U.S. Food and Drug Administration (“FDA”) under Section 510(k) of the Food, Drug and Cosmetic Act along with new statistical data to obtain approval to market DR-70 in the United States as an aid in monitoring patients with colorectal cancer. The nature and timing of the FDA’s response to the Company’s submission of the application cannot be anticipated, nor can there be any assurance that the FDA will clear DR-70 for use in the United States. The Company cannot predict the length of time it will take for the FDA to review the new application or whether approval will ultimately be obtained

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
On October 30, 2007, the Company negotiated with Noble International Investments, Inc. (“Noble”) for Noble to act as its placement agent in connection with the sale of common stock and warrants (collectively the “Securities”) on terms acceptable to the Company to one or more financial investors until December 31, 2007. The Company paid Noble a $15,000 retainer and delivered a letter regarding the terms of Noble’s engagement along with a Term Sheet regarding the offering of the Securities. Noble immediately thereafter demanded that the Company advance an additional $50,000 for due diligence expenses that was not agreed or provided for in the letter. The Company claims, among other things, that the letter was not executed and delivered by Noble before it was voided, that Noble neither acted or negotiated in good faith from the outset, and Noble never intended to obtain financing on the terms outlined in the Term Sheet, or at all. Noble did not deliver any investors for the Securities. Notwithstanding the forgoing, Noble now claims that it is entitled to a so-called “break up fee” of $150,000 which was provided in the letter. No action has been filed on this claim by Noble.
On November 2, 2007, JPI’s subsidiary JJB has signed the third round of regional distribution agreements for its new anti-aging and skin care injectible product under the brand name “Goodnak.“ JJB has signed three new Western Regional exclusive, one-year renewable Distribution and Agency Agreements that were signed between Jade Pharma’s subsidiary JJB and Xian Maryland Cosmetics Co., Ltd. (“XMC”), Lanzhou Charm Trade Co., Ltd. (“LCT”) and Wulumuqi Ozi Cosmetics Co., Ltd. (“WOC”). These agreements cover the key cities in Shanxi, Xinjiang and Gansu Provinces. These two separate agreements in combination, require these new distributors to purchase a minimum of $6,844,206 of JJB’s new HPH product during the one-year period of the contracts and a minimum initial order of $3,422,102.
On November 13, 2007, the Company received a memorandum of “Review Issues” from the United States Food and Drug Administration (“US FDA”) which addresses the pending application for 510(k) approval of DR-70® as an aid in monitoring the disease status in patients who have been previously diagnosed with colorectal cancer. Unlike prior communications from the US FDA, the US FDA did not raise the issue of whether the Company’s test was substantially equivalent to the existing predicate test, CEA.  The memorandum includes requests for clarification of the intended use statement and clinical outcome measures.
The US FDA requested a response to the comments within 30 days, but also indicated a request for more time could be made.  The Company is analyzing the comments and has not yet determined whether it can supply the requested information within the next 30 days.  While the company is optimistic about its ability to perform the studies requested, until the requested studies are re-run, the Company is unable to assess what the probable response of the FDA  will be to the new documentation, and no assurances can be given that the Company will ever receive FDA clearance for the commercial sale of DR-70® in the United States.”

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
JPI product development strategy will focus on expanded in-house research and development activities and the in-licensing of new products from third party pharmaceutical research firms. This product development strategy is expected to provide at least an additional six new products to the Company’s existing family of strong selling products over the next 36 months. Additionally, JPI is regularly reviewing various other product in-licensing opportunities. JPI is accelerating its new product development process beyond the nine new products that have already been announced. It currently has two products under review by the SFDA (China State Food and Drug Administration), AMDL’s DR-70® cancer diagnostic test kit and Docetaxel Injectibles. Both products are anticipated to be approved for sale in China during mid-2008.
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
Commencing in July 2007, JPI began direct distribution of pharmaceutical products through retail outlets known as “Jade Healthy Supermarkets.” The Jade Healthy Supermarkets are small retail stores operated by others who sell JJB’s products at retail to consumers. JJB advances funds for working capital, leasehold improvements and equipment to the operators for an up front fee and consigns inventory to the operator or sub-operator of the store. As of November 15, 2007 there were currently eight retail stores in operation. Due to management constraints and to operate within applicable laws and regulations in China, all management responsibilities were turned over to Shanghai XiangEn. In addition, Shanghai XiangEn is responsible for supplying equipment and fixtures for the shops.

During the third quarter ended September 30, 2007,
•	JPI signed an agreement with Heze Mudan Medicals Co. Ltd. to distribute Domperidone tablets in the Province of Shandong and the surrounding areas, one of the most affluent regions in China. Domperidone is an important medicine for treating nausea and vomiting. JPI’s generic version of this product is significantly lower priced than competitors. The contract is subject to minimum sales which will be reviewed annually and is expected to add at least $2.3 million in annual revenues to JPI.

•	JPI’s subsidiary JJB launched a new anti-aging and skin care injectible product under the brand name “Goodnak.” This initial product is the first in a new line of anti-aging & skin care products currently under development by JJB. Goodnak is a high quality injectible anti-aging & skin care product that contains an amalgam of various therapeutic elements including human placental histosolution (“HPH”). JPI has begun selling Goodnak, in August, through wholesale distribution channels that service high-end beauty salon and plastic surgery hospitals and or medical cosmetology institutions.

•	JPI’s subsidiary JJB has signed a key set of regional distribution agreements for its new anti-aging and skin care injectible product under the brand name “Goodnak.” This initial product is the first in a new line of anti- aging & skin care products currently under development by JJB. JJB has signed three new Southern Region exclusive, one-year renewable Distribution and Agency Agreements that were signed with Changsha Hongli Co., Ltd. (“CHC”), Wenzhou Limeikang Trade., Ltd. (“WLT”) and Xiamen Larry Beauty Technology Co., Ltd. (“XLB”). These agreements cover the key cities in Hunnan, Zhejiang and Fujian Provinces that have a combined population of approximately 134.4 million people. These two separate agreements in combination, require these new distributors to purchase a minimum of $7,126,496 of JJB’s new Goodnak product during the one-year period of the contracts and a minimum initial order of $3,563,248.

•	JPI’s subsidiary JJB has signed the third round of regional distribution agreements for its new anti-aging and skin care injectible product under the brand name “Goodnak.” JJB has signed three new Western Regional exclusive, one-year renewable Distribution and Agency Agreements that were signed between JJB and Xian Maryland Cosmetics Co., Ltd. (“XMC”), Lanzhou Charm Trade Co., Ltd. (“LCT”) and Wulumuqi Ozi Cosmetics Co., Ltd. (“WOC”). These agreements cover the key cities in Shanxi, Xinjiang and Gansu Provinces that have a combined population of approximately 86 million people. These two separate agreements in combination, require these new distributors to purchase a minimum of $6,844,206 of JJB’s new HPH product during the one-year period of the contracts and a minimum initial order of $3,422,102.

•	During the three months ended September 30, 2007, JPI entered into an agreement with Jiangxi Yibo Medicine Technology Development Co., Ltd to acquire five new medical products, two of which went into production. JPI paid approximately $1,340,000 for the license rights to produce these two products. The application of these products include treatments for coronary dysfunction, adult rhinallergosis, primary and secondary treatment for oophoroplasty and breast cancer and acute and chronic virus hepatitis.
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
Research and Development
During the nine months ended September 30, 2007 and 2006, the Company spent $15,534 and $282,139 respectively, on research and development related to DR-70®.

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
The Company filed with the U.S. Food & Drug Administration (FDA) for clearance to market its unique, proprietary DR-70® (FDP) ELISA tumor marker test for use as an aid in monitoring patients previously diagnosed with colorectal cancer. AMDL used the guidance provided at the meeting they had with the FDA on January 25, 2007. In its submission to the FDA, The Company and its statistical consultant, Dr. Richard P. Chiacchierini provided statistical evidence that the DR-70® (FDP) ELISA is an “informative test” to validate AMDL’s claim that the DR-70® (FDP) ELISA is effective at monitoring colorectal cancer patients.
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
Due to the growing Chinese economy and the opportunities to expand upon JPI’s name recognition and distribution network versus available capital resources, the overall amount expended for research and development has been limited. Funds previously allocated for research and development has been reallocated to:
•	Increase in inventory necessary for anticipated demand for product;

•	Renovation of current manufacturing facilities to accommodate new products;

•	Purchasing or licensing new products;

•	Purchase of new machinery to increase capacity for existing products as well as purchase of machinery to facilitate the manufacture of new products; and

•	Increase the distribution network for current as well as new products.
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
Liquidity and Capital Resources
Total assets increased to $26,156,009 at September 30, 2007 from $19,240,613 at December 31, 2006. This increase was due primarily to increase in accounts receivable of approximately $1.2 million, property and equipment of approximately $1.9 million and intangibles of approximately $1.3 million, which amount was offset by a decrease in cash of approximately $350,000.
Our total outstanding indebtedness increased to $8,670,795 at September 30, 2007 as compared to $6,577,457 at December 31, 2006. The primary reason for the increase is due to the increase in accounts payable, value added and other taxes payable and loan amounts. The change in loan amounts is primarily due to the fluctuation of the RMB.
During the nine months ended September 30, 2007, our cash and cash equivalents decreased by a net of approximately $357,000. During the nine months ended September 30, 2007, our primary source of cash was a private placement of our common stock which generated net proceeds of $4,572,497. Cash usage continues to exceed cash generation. As of November 15, 2007, cash on hand was approximately $604,998 and cash is being depleted at the rate of approximately $310,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our combination immunogene therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application; (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding options or warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through mid January 2008.
There are significant uncertainties which negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, and (iv) most of our sales and distribution channels in China are unseasoned. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects for AMDL. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
If sufficient funds are available, the Company expects to incur capital expenditures of $ 2,000,000 at our China facilities in the fourth quarter half of 2007, primarily for the addition of additional manufacturing lines, the purchase of additional product licenses, and upgrading current manufacturing facilities. These capital expenditures will enable JPI to increase its production efficiency. Management anticipates that this capital expenditure will be financed by raising additional capital through the sale of equity securities. In addition to the capital expenditures, additional working capital will be needed in China for additional direct manufacturing staff, general and administrative purposes, consultants, the costs of consigned inventory, salaries for additional office and sales staff.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment
     Revenue Recognition. The Company generates revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and the direct distribution of pharmaceutical products through retail outlets known as “Jade Healthy Supermarkets.”
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
     Direct Distribution. Commencing in July 2007, JPI began direct distribution of pharmaceutical products through the Jade Healthy Supermarkets. The Jade Healthy Supermarkets are small retail stores operated by independent third parties who sell JJB’s products at retail to consumers. Pursuant to these arrangements, JJB receives a one-time, non-refundable up front fee from the operator of the retail stores. As of November 15, 2007 there were eight Retail Stores in operation. JJB received a one-time, non-refundable up front fee from each of the sub-operators of the Retail Stores. JJB provided leasehold improvements and equipment to the sub-operators in the establishment of the Retail Stores. JJB consigns inventories to the operators of the Retail Stores for sale to consumers. As a result, the sub-operators do not take ownership of the inventories at their stores until the products are sold to the consumer. Revenues from the sale of JJB’s products at the Retail Store level will be recognized by the Company at the time products are sold by the Retail Stores.
     During the three months ended June 30, 2007, the Company received $314,762 in upfront fees from store operators. The Company deferred recognition of these up front, non-refundable fees until the retail stores were opened, at which time the Company has no further obligations to the store operator. At September 30, 2007, all retail stores were opened, and accordingly, the Company amortized the up front fees received and expensed commissions paid to Shanghai XiangEn for finding sub-operators as revenues in the accompanying condensed consolidated Statements of Operations and Comprehensive Income (Loss).
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
At September 30, 2007, the Company had five stock based compensation plans.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtain employee services in share-based payments transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the besting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, Accounting for Stock-Based Compensation and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement operations for the nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. The estimated forfeiture rate for the periods ended September 30, 2007 and 2006 was 0% since options generally vest immediately upon grant.
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
The results of operations for the three months ended September 30, 2007 and 2006 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.
Net Revenues. During the three months ended September 30, 2007, the Company generated aggregate net revenues of $5,769,292 from product sales and $39,084 from the amortization of up front fees, of which JPI contributed $5,736,192 from product sales and $39,084 from the amortization of up front fees and AMDL contributed product sales of $33,100.
For the nine months ended September 30, 2007, JPI generated revenues of approximately $171,000 from the sales of medical and healthy products which were purchased from a third party in Hong Kong and resold within that region.
During the three months ended September 30, 2007, the Company generated $33,100 from product sales compared to revenues from product sales for the three months ended September 30, 2006 of $21,500. The primary reasons for this increase are an increase in the sales price of DR-70®, along with an increase in sales. Management expects that DR-70® revenues will remain at a similar level until either FDA and/or SFDA grants approval of its DR-70® kit. No significant revenues in China are expected from sales of DR-70® in the remainder of 2007.
Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. Under FDA rules, the Company is not permitted to market and promote DR-70® while the test is undergoing the FDA submission and review process. In addition, the Company has not consummated any material new distribution agreements.
During the balance of 2007, we expect sales of OEM products to be at the same level as experienced for the nine months ended September 30, 2007. JPI is expected to increase its revenues in the fourth quarter of 2007 due to the continued overall strength of the Chinese economy together with increases in sales under the recently signed distribution agreements, opening of the Jade Health Supermarkets and the launching of a new a new anti-aging and skin care injectible product under the brand name “Goodnak.” This initial product is the first in a new line of anti-aging & skin care products currently under development by JJB. Goodnak is a high quality injectible anti-aging and skin care product that contains an amalgam of various therapeutic elements including human placental histosolution. JPI has begun selling Goodnak, in August, through wholesale distribution channels that service high-end beauty salon and plastic surgery hospitals and or medical cosmetology institutions.
These statements concerning future sales are forward-looking statements that involve certain risks and uncertainties which could result in a fluctuation of sales above or below those achieved for the three months ended September 30, 2007 in each category. Sales could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products, both in the U.S. and China.

Research and Development. Research and development expenses primarily related to DR-70® for the three months ended September 30, 2007 were $2,407 compared to $162,894 for the three months ended September 30, 2006. This decrease was due to less involvement by outside consultants in preparation for the next FDA submission.
General and Administrative Expenses. General and administrative expenses increased to $3,090,059 from $819,263 for the three months ended September 30, 2007 and 2006, respectively. JPI incurred $1,085,366 of these general and administrative expenses for the three months ended September 30, 2007. In addition, AMDL incurred more than $1 million additional general and administrative expenses for (i) consulting and investor relations services; and (ii) the non-cash expenses of the fair value of options granted as computed under the Black-Scholes model.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
The results of operations for the nine months ended September 30, 2007 and 2006 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.
Net Revenues. During the nine months ended September 30, 2007, the Company generated aggregate net revenues of $9,606,972 from product sales and $39,084 from the amortization of up front fees.
Corporate
     Net revenues for AMDL were $93,700 for the nine months ended September 30, 2007 compared to $54,105 for the same period in 2006. The approximate $40,000 increase in revenues for AMDL products was due to an increase in price charged for DR-70® products and a modest increase in sales of both OEM products and DR-70®. During the remainder of 2007, we expect sales of OEM products to be at the same level as experienced in the third quarter of 2007. Even, assuming FDA approval of DR-70® sometime in late 2007, we expect sales of DR-70® to be low, and any increase in sales is not expected to impact significantly our operating results for 2007.
     Sales of OEM products in the remainder of 2007 could be negatively impacted by potential competing products and overall market acceptance of the Company’s products. The statements concerning future sales of DR-70® and OEM products are a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2006. The continued low level of DR-70® and OEM product sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged during the nine months ended September 30, 2007. Market acceptance of our DR-70(R) kits has been slower than originally anticipated, in part due to the fact that the DR-70(R) kit has not yet received FDA approval.
     In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.
China-Wholesale
     China-Wholesale’s net revenues was $9,513,271 for the nine months ended September 30, 2007.
     Revenue for the three months ended September 30, 2007 increased by $3,408,225 over the three months ended June 30, 2007 due in part to increased sales due to new distribution agreements, new products and an overall increase in utilization of distribution channels established in previous periods.
     Consistent with the quarter ended June 30, 2007, Domperidonen tablets comprised a large percentage of sales for the three months ended September 30, 2007. The sale of Domperidonen tablets comprised approximately 29% of
China-Direct Distribution
     The Company received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. The Company deferred recognition of these fees until opening of these stores. Net revenue was $39,084 of amortized up-front fees for the nine months ended September 30, 2007.

sales for the quarter ended September 30, 2007 compared to approximately 58% of sales for the three months ended June 30, 2007.
     Due to the launching of “Goodnak,” JPI’s new anti-aging and skin care injectible product, the sales of Human Placenta Tissue injection has increase from 3.8% of sales for the six months ended June 30, 2007 to 30.55% of sales for the three months ended September 30, 2007.
     JPI’s top five selling products for the three months ended September 30, 2007 were:

Percent of
Name	Total JPI Sales

Human Placenta Tissue Injections	30.55%
Domperidone	28.58%
Diavitamin, Calcium Hydrogen Phosphate and Lysince Tablets	9.01%
Levofloxacin Lactate and Sodium Chloride Injection	5.53%
GS and GNS	8.55%

82.22%

JPI experienced decreases in sales of Gu Yan Lind, Compound Benzoic Acid and Camphor and Iodine Solutions. The lower sales of Compound Benzoic Acid and Camphor and Iodine Solutions were due to delays in the renewal of the GMP license application while the temporary prohibition in the sale of Yuxingcao continues from the second quarter of 2006.
     Sales in the third quarter 2007 were favorably impacted by the new distribution agreements executed during the second and third quarters of 2007.
Gross Profit. The Company’s gross profit for the nine months ended September 30, 2007 was $5,460,005 or approximately 57%, $5,383,583 of which was contributed by JP. AMDL’s gross profit for the nine months ended September 30, 2007 was $76,422, as compared to gross profit of $32,645 for the nine months ended September 30, 2006, all of which was contributed by AMDL.
Corporate
     Gross profit increased in aggregate dollars approximately $44,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2006 due to increased sales and a per unit price increase of OEM products and DR-70®.
China-Wholesale
     China-Wholesale’s gross profit for the nine months ended September 30, 2007 was $5,344,500. The major components of cost of sales include raw materials, salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. China-Wholesale’s gross profit for the nine months ended September 30, 2007 was positively impacted by increased production efficiencies and manufacturing of products with higher margins. There was an overall increase in the gross profit from approximately 48% for the six months ended June 30, 2007 to approximately 56% for the nine month period ended September 30, 2007. This increase is primarily due to the production and sale of Human Placenta Tissue injection which has a gross profit margin of approximately 83%.
     Management anticipates future gross profit margins for China Wholesale to remain at the same level for the year ending December 31, 2007. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2007. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
China-Direct Distribution
     China-Direct Distribution’s revenues and gross profit for the nine months ended September 30, 2007 was $39,084.

Research and Development. Research and development expense for the Company for the nine months ended September 30, 2007 was $15,534 compared to $282,139 for the same period in 2006. This decrease was due to less involvement by outside consultants in preparation for the next FDA submission.
Corporate
     All research and development costs incurred during the nine months ended September 30, 2007 was almost entirely incurred by AMDL. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA as well as funding the application and research needed to receive approval from the SFDA for marketing the DR-70® test kit in China.
China-Wholesale and China-Direct Distribution
     JPI currently performs all of its own research and development activities on new products at their own facilities, but only a nominal amount of research and development was conducted during the nine month period ended September 30, 2007 by JPI.
Selling, General and Administrative Expenses. General and administrative expenses for the Company were $8,330,604 for the nine months ended September 30, 2007 as compared to $2,340,319 for the same period in 2006, an increase of about 260%, most of which relates to the items set forth in the table below.
Corporate
     We incurred selling, general and administrative expenses of $6,161,612 primarily consisting of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the nine months ended September 30, 2007 of approximately $1,750,000 for common stock, options and warrants issued to consultants for services and approximately $1,575,000 for options issued to employees and directors.

Nine months ended
September 30,
2007
Investor relations (including value of warrants/options)	$1,789,668
Salary and wages (including value of options)	$2,025,126
Directors fees (including value of options)	$826,859
Consulting fees	$220,654
Accounting and other professional fees	$329,000
Legal	$216,871
China-Wholesale
     China-Wholesale incurred selling, general and administrative expenses of $2,169,971 for the nine months ended September 30, 2007. Major components were depreciation and amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance.
China-Direct Distribution
     China-Direct Distribution did not incur selling, general and administrative expenses during the nine months ended September 30, 2007.
     There was a general increase in the general and administrative expenses for the nine months ended September 30, 2007 due in part to additional travel required through out China to establish and promote China-Wholesale’s existing business and China-direct distribution Jade Healthy Supermarkets and increase in administrative staff.
Net Loss. As a result of the above, in the nine months ended September 30, 2007, the Company’s net loss was $3,266,603 or $(0.24) per share as compared to a net loss of $2,567,324 or $(0.38) per share for the period ended September 30, 2006.

Item 3A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and President, our Executive Vice President, and the Secretary and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and President and our Secretary and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported for the quarter ended September 30, 2007 within the time periods specified in the applicable rules and forms, and that it was accumulated and communicated to our management, including our Chief Executive Officer and President, Executive Vice President, and Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In the course of continuing our review of the effectiveness of our internal controls of our financial reporting at September 30, 2007, we identified the following issues that individually or aggregately may materially affect our internal controls of financial reporting:
•	The Company did not maintain effective internal control over financial reporting relating to accurate recording and presentation of certain routine and non-routine accounting transactions in accordance with GAAP; and

•	The Company did not have adequate controls to properly determine and account for (i) the contractual arrangements with Shenzhen JieKang Technologies Ltd., or (ii) our business arrangement with Shanghai XiangEn Food Company Ltd. relating to the Retail Stores.
In order to remediate these issues, we hired an accounting manager for Chinese operations who is familiar with GAAP and who reports to our Chief Financial Officer. We have instituted additional procedures for future accounting periods that will cause the transactions in China to be reported on a more timely basis and we will continue to ensure that these transactions are recorded in accordance with GAAP prior to consolidation. We will continue our efforts to improve or modify our procedures and controls to provide reasonable assurance with respect to the accurate reporting of transactions and presentation of our financial disclosures.
Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company’s financial condition, results in operations and cash flows for the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Controls
Except as set forth above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Inapplicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, which also extended the term of the consulting agreement through September 22, 2007. The shares were valued at $517,500 based on the adjusted trading price of the common stock on the date of issuance. $517,500 was expensed for the nine month period ended September 30, 2007. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
Also on March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners pursuant to an amendment to the consulting agreement dated September 16, 2003, which also extended the term of the consulting agreement through September 1, 2007. The shares were valued at $558,600 based on the adjusted trading price of the common stock on that date. $558,600 was expensed for the nine month period ended September 30, 2007. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance.
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International Capital Group, Ltd. pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the date of issuance. During the nine months ended September 30, 2007, the Company recorded general and administrative expense of $20,438 related to the agreement and the balance of $797,063 is included in prepaid consulting at September 30, 2007.
Between April 14, 2007 and June 7, 2007, the Company conducted a combined private placement offering under Regulation D and Regulation S of the Securities Act of 1933, as amended (“April 2007 Offering”). On May 4, 2007, in connection with the first closing of the April 2007 Offering, the Company issued 1,443,620 shares of common stock to investors, which generated gross proceeds of approximately $3,789,000. The shares were sold at $2.625 per share, representing a discount of 25% from the average of the closing prices for the five consecutive trading days prior to the second day prior to the first closing date. The investors in the offering also received warrants to purchase an aggregate of 721,810 shares of common stock. The warrants are exercisable at $3.68 per share, a price equal to 115% of the average closing price of the Company’s common stock, as reported by the American Stock Exchange, for the five (5) consecutive trading days immediately prior to the second trading day prior to the closing date. Each warrant became exercisable on October 31, 2007 and remains exercisable until October 31, 2010. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Special in Lieu of Annual Meeting of our stockholders, held September 7, 2007, the stockholders voted on numerous proposals. All votes described below were with respect to pre-reverse split shares of our common stock
At the meeting, the stockholders elected four directors to serve for one year terms or until their successors are duly elected and qualify as follows:

		Shares Withheld
Nominee/Director	Shares for	from Voting
William M. Thompson	10,092,618	283,085
Gary L. Dreher	10,112,190	263,513
Edward R. Arquilla	10,204,032	171,671
Douglas C. MacLellan	10,013,473	362,230
Minghui Jia	10,184,760	490,493
The stockholders approved the proposal to authorize the issuance of up to 5,000,000 shares of common stock below current market prices by a vote of 6,714,492 shares in favor, 435,059 shares against and 27,135 shares abstained from voting.
The stockholders approved the proposal for the adoption of the 2007 Equity Incentive Plan by a vote of 6,608,118 shares in favor, 528,001 shares against and 40,568 shares abstained from voting.
Item 5. Other Information.
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
On October 3, 2007, AMDL, Inc. obtained products liability insurance coverage for Jade Pharmaceutical Inc.’s (“JPI”) pharmaceutical manufacturing and distribution activities in China from PICC Property and Casualty Company Limited in the aggregate amount of US $2,000,000 at a cost of approximately US $65,500 for one year of coverage. The policy was retroactive to October 1, 2006, the date of first operations after the acquisition of JPI and provides that AMDL/JPI shall retain and indemnify the insurance carrier for liability of US $ 10,000 per claim up to an aggregate of $50,000 in any year. The prior US based products liability insurance policy provided for aggregate coverage of US $ 2 million. No carrier contacted by JPI was willing to provide greater coverage at this time.

AMDL believes that the new products liability insurance is adequate for its current needs, but there can be no assurance, however, that claims from the use of JPI’s products would not exceed the available coverage, or that one or more claims for damages may require the expenditure of significant funds in defense of such claims. Moreover, one or more substantial awards of damages against JPI or AMDL could have a material adverse effect on JPI and AMDL by reason of the inability to defend against or pay such claims, although to date neither AMDL or JPI has received any claim for damages for the manufacture or use of any of their products by any company or individual.
On November 13, 2007, the Company received a memorandum of “review issues” from the United States Food and Drug Administration (“US FDA”) which addresses the pending application for 510(k) approval of DR-70® as an aid in monitoring the disease status in patients who have been previously diagnosed with colorectal cancer. Unlike prior communications from the US FDA, the US FDA did not raise the issue of whether the Company’s test was substantially equivalent to the existing predicate test, CEA.  The memorandum includes, among other things, requests for clarification of the intended use statement and clinical outcome measures.
The US FDA requested a response to the comments within 30 days, but also indicated a request for more time could be made.  The Company is analyzing the comments and has not yet determined whether it can supply the requested information within the next 30 days. While the Company is optimistic about its ability to perform the studies requested, until the requested studies are re-run, the Company is unable to assess what the probable response of the FDA will be to the new documentation, and no assurances can be given that the Company will ever receive FDA clearance for the commercial sale of DR-70® in the United States.
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

AMDL, Inc.
Dated: November 19, 2007	By:	/s/ Gary L. Dreher
GARY L. DREHER, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.44	Amendment No. 1 to Escrow Agreement dated August 10, 2007 between the Company and Jade Capital Group Limited, et al.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer