Form 10QSB/A
period 2007-09-30
AMDL INC
filed 2008-02-22
CIK 838879

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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
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

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$5,808,376	$21,005	$9,646,056	$54,105

Cost of sales	2,226,692	8,972	4,186,051	21,460

Gross profit	3,581,684	12,033	5,460,005	32,645

Operating expenses:

Research and development	2,407	162,894	15,534	282,139

Selling, general and administrative	3,090,059	819,265	8,330,604	2,340,319

Total operating expenses	3,092,466	982,159	8,346,138	2,622,458

Gain (loss) from operations	489,218	(970,126)	(2,886,133)	(2,589,813)

Other income (expense):

Loss on the disposal of equipment	(1,555)	—	(3,855)	—

Interest income	1,996	7,789	7,584	22,489

Interest expense	(87,081)	—	(276,045)	—

Total other income (expense), net	(86,640)	7,789	(272,316)	22,489

Income (loss) before provision for income taxes	402,578	(962,337)	(3,158,499)	(2,567,324)

Provision for income taxes	19,470	—	108,154	—

Net income (loss)	383,108	(962,337)	(3,266,603)	(2,567,324)

Other comprehensive income:

Foreign currency translation gain	247,918	—	591,254	—

Comprehensive gain (loss)	$631,026	$(962,337)	$(2,675,349)	$(2,567,324)

Basic income (loss) per common share	$0.05	$(0.13)	$(0.29)	$(0.38)

Diluted income (loss) per common share	$0.05	$—	$—	$—

Weighted average common shares outstanding — basic	12,550,666	7,372,750	11,357,055	6,689,326

Weighted average common shares outstanding — diluted	12,773,521	7,372,750	11,357,055	6,689,326

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

$9,116,896

The fair values assigned to identifiable intangible assets acquired were based on management’s estimates & assumptions of their fair values. The fair values of the non-compete agreements, customer relationships and trade name and logo were determined using an income approach and discounted cash flow techniques.
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
Wholesale Sales
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer and provided the criteria in SAB No. 101 (as amended by SAB 104) are met. The Company only allows for returns of defective products for up to five days after receipt of products by the customer, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
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
JJB has been granted a 100% waiver on corporate income taxes in China for 2007. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government. The aggregate effect of the tax holiday would have been an increase in the net loss of $850,000 for the nine months ended September 30, 2007 and would have resulted in an increase of $0.07 in the Company’s basic and diluted loss per common share for the nine months ended September 30, 2007. The tax holiday had no effect for the same period in 2006 as the Company acquired JPI on September 28, 2006.
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
The sale of one of the Company’s products, Yuxingcao, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the PRC government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the product manufactured by the Company. None of the Company’s Yuxingcao products were returned during the nine months ended September 30, 2007. Due to the prohibition of sales of Yuxingcao products, there were no sales of Yuxingcao products for the nine months ended September 30, 2007.
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
     Wholesale Sales. Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer and provided the criteria in SAB No. 101 are met. The Company only allows for returns of defective products for up to five days after receipt of the products by the customer and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
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
     On November 28, 2006, AMDL submitted a Pre-IDE document to USFDA which established AMDL’s intent to submit a third 510(k) in support of the DR-70® immunoassay. The Pre-IDE document in support of the DR-70® immunoassay described the atypical regulatory approach that AMDL intended to pursue. On January 25, 2007, we met with the USFDA to support our Pre-IDE document, which included a new introduction, literature review, our proposed regulatory strategy and detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. On February 28, 2007, the USFDA sent a Pre-IDE review letter in response to our Pre-IDE Application and the Pre-IDE meeting in January 2007.
     After discussions and correspondence with the USFDA, on October 5, 2007, AMDL submitted its third 510(k) application in support of the DR-70® immunoassay with the following intended use claim: “Testing using the AMDL-ELISA DR-70® (FDP) is to be used as an aid in monitoring the progression of patients who have been diagnosed previously with colorectal cancer. Results of DR-70® (FDP) testing should be used in conjunction with other clinical modalities that are standard of care for monitoring disease progression in these patients.” On November 13, 2007, we received a letter of deficiency noting four areas of concern and our third application was put on hold pending the USFDA’s receipt of the responses to these review issues. The USFDA gave us a 180 day extension to May 12, 2008 to respond in full to their comments. The Company cannot predict the length of time it will take for the USFDA to review this documentation or whether approval will ultimately be obtained. Accordingly, we are subject to the risk of failure to maintain our existing regulatory approvals, and in obtaining USFDA regulatory approval of DR-70®, as well as the uncertainty and delay until receipt of such approval, if obtained. Therefore, we are subject to substantial business risks and uncertainties inherent therein, including the potential of business failure.
Item 6. Exhibits.
(a)	Exhibits

10.44	Amendment No. 1 to Escrow Agreement dated August 10, 2007 between the Company and Jade Capital Group Limited, et al. (previously filed).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. § 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. § 1350 of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.

Dated: February 22, 2008	By:	/s/ Gary L. Dreher

GARY L. DREHER, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.44	Amendment No. 1 to Escrow Agreement dated August 10, 2007 between the Company and Jade Capital Group Limited, et al. (previously filed).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer