Form 10-K
period 2007-12-31
AMDL INC
filed 2008-03-31
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-16695
AMDL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100 Tustin, California 92780-7039 (Address of principal executive offices)	(714) 505-4460 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	AMEX
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☐    No  ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐     No  ☑
          As of March 26, 2008, 15,731,516 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the second quarter (June 29, 2007) was approximately $33,991,000 (based upon the closing price of the common stock on such date as reported by the American Stock Exchange). For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors and their affiliates of the Company.
Documents Incorporated by Reference
          No documents are incorporated by reference into this Form 10-K.

PART I
Item 1. Business
          We are a vertically integrated specialty pharmaceutical company. In combination with our subsidiary Jade Pharmaceutical Inc. (“JPI”), the Company engages in the research, development, manufacture, and marketing of diagnostic, pharmaceutical, nutritional supplement, and cosmetic products currently in the People’s Republic of China (“China”). AMDL currently employs approximately 320 people of which 311 are located in China.
          AMDL was founded in 1987 as a bio-tech research and development firm that had one product, its proprietary cancer diagnostic test: AMDL-ELISA DR-70® (FDP). In 2001, AMDL acquired a proprietary cancer vaccine Combination Immunogene therapy (“CIT”). CIT is a US patented technology (patent issued May 25, 2004). In September 2006, AMDL acquired JPI in order to dramatically broaden AMDL’s business into a multi segmented China-centric pharmaceutical business.
          Through JPI, we manufacture and distribute generic, homeopathic, over-the-counter pharmaceutical products and supplements. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). JPI acquired the businesses currently conducted by YYB and JJB in 2005 along with certain assets and liabilities of a predecessor to JJB (JiangXi Shangrao KangDa Biochemical Pharmacy Co. Ltd). YYB’s facilities are located in Tuman City, Jilin Province, China and JJB is located in Shangrao, Jiangxi Province, China. JPI currently manufactures and markets 48 products. Of these products, 24 are JJB branded generic western drug formulations and there are 24 YYB branded Chinese traditional medicine and nutritional products. JPI also researching and developing other pharmaceutical products which will require the approval of the People’s Republic of China State Federal Drug Agency (“SFDA”).
          Both JJB and YYB are wholly-foreign owned enterprises (“WFOEs”). WFOEs are limited liability companies established under Chinese Company Law that are exclusively owned by foreign investors. WFOEs are used to, among other things: enable local China based entities to carry on business in China, rather than operate in a representative capacity; acquire land use certificates to own and operate facilities in China; employ persons in China; hold intellectual property rights; protect intellectual property and proprietary technology; and issue invoices to their customers in Renminbi and record revenues in Renminbi, but convert the profits into U.S. dollars for distribution to their parent company outside China. There are also potential disadvantages of operating as a WFOE, including, but not limited to, unlimited liability claims arising from the operations in China and potentially less favorable treatment from governmental agencies than would be afforded to those entities operating with a Chinese partner.
          We are in the process of establishing another series of entities, including another WFOE that will manage and operate a chain of clinics to be known as JPGreen Health and Beauty Clinics (“JPGreen Clinics”). The JPGreen Clinics will offer, in addition to a number of “Esmond brand” and “Jade brand” generic pharmaceuticals, anti-aging injectibles and skin care products containing a human placental solution named Goodnak. Initially, the JPGreen Clinics will be established in Shanghai, China.
          We also sell OEM products and test kits which are manufactured by others. Our products may be used by hospital, clinical, research and forensic laboratories and doctor’s offices to obtain precise and rapid identification of certain types of cancer and other diseases. Our proprietary DR-70® test kit may be used to assist in the detection of at least 14 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon; and liver. As DR-70® is a non-invasive blood test, there are no side effects to the administration of our test. As with other cancer diagnostic products, false negative and false positive results could pose a small risk to patient health if their physician is not vigilant in following up on the DR-70® results with other modalities that are standard of care for these patients. DR-70® is not yet available for sale in the United States (“U.S.”). Our DR-70® test kit cannot be sold in the U.S. until we receive premarket approval for the DR-70® from the U.S. Food and Drug Administration (“USFDA”). As more fully discussed below, we have submitted a 510(k) application to the USFDA to obtain premarket approval for the DR-70® as a Class II regulated device and such application is currently under review by the USFDA.

          Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460. In September 2001, we registered our common stock under the Securities Exchange Act of 1934 and listed on the American Stock Exchange under the symbol ADL. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov or http://www.amdlcorporate.com. Information on, or accessible through, our website is not incorporated into this prospectus unless this prospectus specifically indicates otherwise.
Acquisition of Jade Pharmaceutical Inc.
          On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, as amended, we acquired 100% of the outstanding shares of JPI (and hence, YYB and JJB, JPI’s subsidiaries) from Jade Capital Group Limited, a Hong Kong based British Virgin Islands company (“JCG”). The aggregate purchase price of JPI was $9,116,896, consisting of 2,643,000 shares of our common stock valued at $7,929,000 (based on the price of our common stock at the time of acquisition), options to purchase 500,000 shares of our common stock valued at $595,000 (based on the Black-Scholes option pricing model) and $592,896 in acquisition related transaction costs.
          The terms of the Stock Purchase and Sale Agreement provided that 100,000 shares of our common stock (the “Escrow Shares”) would be deposited into an escrow account held by a third-party escrow agent until JCG or its shareholders demonstrated that the SFDA or other appropriate agency had issued a permit or the equivalent regulatory approval, in form and substance satisfactory to us, for JPI to sell and distribute DR-70® in China without qualification. Under the Escrow Agreement, as amended, if JCG has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before March 28, 2009 (originally, September 28, 2007 and subsequently extended to March 28, 2008 and March 28, 2009), or if we dispute that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to us for cancellation. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.
          In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we have allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is described in our consolidated financial statements. The fair values assigned to identifiable intangible assets acquired were based on management’s estimates and assumptions of their fair values. The fair values of the non-compete agreements, customer relationships and trade name and logo of JPI were determined using an income approach and discounted cash flow techniques.
AMDL and JPI Products and Regulatory Approval
          JPI currently manufactures and markets 48 products. Of these products, 24 are JJB branded generic western drug formulations and there are 24 YYB branded Chinese traditional medicine & nutritional products. JPI’s Top 5 Selling Products include:
» Human Placenta Tissue Injections: 30.55%
» Domperidone: 28.58%
» Calcium Hydrogen Phosphate and Lysine Tablets: 9.01%
» Levofloxacin Lactate and Sodium Chloride Injection: 5.53%
» Glucose Solutions: 8.55%.
          Products, to the extent they may be deemed medical devices or biologics, are governed by the U.S. Food, Drug and Cosmetics Act and by the regulations promulgated there under by the USFDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed. We (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.
          DR-70® Cancer Diagnostic Test Kit
          DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 14 different common cancers, including, but not limited to: lung (small and non-small cell); stomach; breast; rectal; colon; and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, potentially specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70® is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if their physician is not vigilant in following up on the DR-70® test results with other clinically relevant diagnostic modalities.
          DR-70® is subject to specific USFDA rules applicable to in vitro diagnostic (“IVD”) products. Prior to marketing DR-70® in the U.S., we are required to make a pre-market application as an immunology and microbiology device under the category “Tumor Associated Antigens Immunological Test System” regulated as a Class II IVD device. We are required to prove the safety and efficacy of the products and to comply with specified labeling requirements for IVD products for human use. We must abide by the listing rules of the USFDA when and if DR-70® is approved for sale in the U.S. We have established our Quality System Regulation in accordance with applicable regulations and were most recently inspected in November 2004. Our Quality System Regulation program contains applicable complaint provisions that we believe meet the USFDA’s requirements for Medical Device Reporting and we have experienced no incidents or complaints to date. We also have implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve protection of our product.
          To date, we have not generated significant revenue from the sale of our proprietary or non-proprietary products. We develop and sell our DR-70® immunoassay test for the detection and monitoring of cancer outside the U.S., and we are a U.S. OEM for non-invasive and non-therapeutic diagnostic blood and urine products test kits.
          In addition, each foreign jurisdiction may have separate and different approval requirements and processes. Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In our experience, once a foreign approval is obtained, it is generally renewed on a periodic basis, annually or otherwise. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70® from the U.S. to the United Kingdom, allowing DR-70® to be sold in the United Kingdom. In late 2006, Mercy Bio Technology Co., Ltd., our distributor in Taiwan, received Department of Health approval to market DR-70® in Taiwan. We have also received regulatory approval to market DR-70® in South Korea and import and market DR-70® in Australia. In Canada, DR-70® is approved as a screening device for lung cancer only.
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

          In 1997, clinical studies using DR-70® were conducted in Wuhan, China. The results of these studies have been published in the peer-reviewed Journal of Immunoassay, among others. These studies determined that the DR-70® immunoassay kit detected a number of different cancers, in addition to lung cancer. The researchers who performed these studies did note that false positive results were possible for the DR-70® immunoassay, much like other cancer detection tests, due to other conditions affecting the patient, e.g., pregnancy or recent trauma. In these clinical trials, DR-70® was found to have an overall specificity of 95% and an overall sensitivity of 84%. Thirteen different types of cancer were found in the screening process, indicating that DR-70® has significant usefulness as a cancer-screening tool. In late 2001, the study was expanded to include more than 700 patients and the results of this expanded study confirmed the previously published results while providing a broader statistical base.
          In 2001, we released a modified DR-70® test and the clinical testing of the modified test kit was performed in Germany. Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. An ovarian study was published in the January 2006 German Journal of Obstetrics and Gynecology. The German ovarian cancer study demonstrated that the sensitivity of DR-70® was 13.1% higher than CA-125 for the patients included in the study.
          In May 2002, we conducted clinical trials using samples obtained from patients at sites in Texas and Florida. In these monitoring trials, we compared the DR-70® values with the currently accepted assay, Carcinoembryonic Antigen (CEA), at each patient visit in the serial set of monitoring visits. In September 2003, we submitted our first 510(k) application to the USFDA to obtain a premarket approval for the DR-70® test as a Class II regulated IVD device. According to the USFDA, a 510(k) is a premarket submission made to USFDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to a premarket approval. As submitters of the application, we must compare our device to one or more similar legally marketed devices and make and support our substantial equivalence claims. In this 510(k) application, we attempted to demonstrate that the DR-70® test is at least as safe and effective, that is, substantially equivalent, to the legally marketed predicate device, CEA. In this 510(k) application, our intended use for the DR-70® immunoassay was as an aid in monitoring patients with colorectal cancer. In January 2004, the USFDA responded to our submission. The USFDA identified deficiencies in our application and the USFDA advised our consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the USFDA determined that the DR-70® kit was not substantially equivalent to any other device that has gone through the 510(k) approval process. The USFDA further advised that if we had data showing that the DR-70® kit has substantial equivalence, we could submit such additional information for the USFDA’s consideration.
          In May 2003, at a meeting of the American Gastroenterology Society in Orlando, Florida, clinical studies were presented using DR-70® at the University of Frankfurt to detect colorectal cancer. Samples were taken from 85 gastrointestinal patients, including 29 patients with hepatocellular cancer, 13 with pancreatic cancer, 30 with colorectal cancer, 10 with stomach cancer and 3 with esophageal cancer. In these tests, DR-70® was found to have an overall specificity of 93% and an overall sensitivity of 91%. In November 2004, the results of the study were published in the gastroenterology journal, Alimentary Pharmacology & Therapeutics. The data for these trials indicated that patients with advanced tumors exhibited significantly higher DR-70® values than those with early-stage tumors. The authors concluded that the DR-70® immunoassay reliably differs between cancer patients and healthy controls. In November 2004, researchers at Wuhan University in China performed a clinical trial to evaluate the diagnostic value of the DR-70® immunoassay for the detection of tongue cancers. In 2005, the results of the Wuhan University oral cancer trial were published in the British Journal of Oral and Maxillofacial Surgery. These researchers concluded that the serum concentrations of our DR-70® immunoassay were significantly higher in patients with malignant disease, than in either the benign or healthy control groups. In addition, “the concentration of the DR-70® immunoassay in serum correlated significantly with 3-year survival.”
          In January 2005, DOCRO supplied additional data in the form of a new 510(k) application to the USFDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the USFDA issued a non-substantially equivalence letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. In 2006, we explored the use of a modified intended use statement in a potential third 510(k) proposal. The statistical evidence derived from these alternative trials was not statistically significant.

          On November 28, 2006, we submitted a Pre-IDE document to the USFDA, which established our intent to submit a third 510(k) application in support of the DR-70® immunoassay. The Pre-IDE document in support of the DR-70® immunoassay described the unusual regulatory strategy approach that we intended to pursue. On January 25, 2007, we met with the USFDA to support our Pre-IDE document that included a new introduction, literature review, our proposed regulatory strategy and detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. On February 28, 2007, the USFDA sent a Pre-IDE review letter in response to our Pre-IDE Application and the Pre-IDE meeting in January 2007. In the USFDA’s Pre-IDE review letter, they listed 37 areas of concern. On May 17, 2007, we responded to each of USFDA’s areas of concern. On September 13, 2007, USFDA sent a response letter to our May 2007 response letter in which they listed four major areas of concern. On October 5, 2007, we submitted our third 510(k) application in support of the DR-70® immunoassay with the following intended use claim: “Testing using the AMDL-ELISA DR-70® (FDP) is to be used as an aid in monitoring the progression of patients who have been previously diagnosed with colorectal cancer. Results of DR-70® FDP testing should be used in conjunction with other clinical modalities that are standard of care for monitoring disease progression in these patients.” On November 13, 2007, we received a letter of deficiency noting four areas of concern in our application and our application was put on hold pending the USFDA’s receipt of our responses to its concerns. We were granted a 180-day extension to May 12, 2008 to respond in full to the USFDA’s concerns. We intend to respond to the USFDA’s concerns by that deadline.
          We cannot predict the length of time it will take for the USFDA to review this responsive documentation or whether premarket approval will ultimately be obtained. Accordingly, we are subject to the risk of failure to maintain our existing regulatory approvals, and in obtaining the USFDA regulatory approval of DR-70®, as well as the uncertainty and delay until receipt of such approval, if obtained. Therefore, we are subject to substantial business risks and uncertainties inherent therein, including the potential of business failure.
          JPI submitted an application to the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Beijing Institute of Medical Device Quality Supervision and Inspection Center.
          In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be.
DR-70® Research and Development
          During the years ended December 31, 2007 and 2006, we spent $28,628 and $395,964, respectively, on research and development costs related to DR-70® for the USFDA and SFDA applications for approval of DR-70®.
DR-70® Competition
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
          Many major medical device manufacturers, including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others, are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as DR-70®; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to DR-70®. Moreover, such companies could develop products similar to our products and they may be more successful than we may in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.
DR-70® Development Strategy
          We develop, manufacture and offer for sale non-invasive diagnostic kits to hospitals, doctors, clinics, and laboratories, giving them the ability to detect certain types of cancer in their patients. Our kits are designed to provide accuracy, reproducibility and a high degree of specificity and sensitivity.
          We continue to conduct quality assurance and quality control testing on our DR-70® product as part of our commitment to quality and to meet government regulations. We are seeking to create alliances with reference laboratories to make DR-70® testing available to physicians and patients. With just a small amount of blood serum drawn from a patient, DR-70® uses a common micro titer format familiar to most laboratories in the diagnostic industry to test for the presence of tumors. The DR-70® product is capable of detecting different types of cancer with little or no discomfort to patients. A positive diagnosis of cancer based on screening with the DR-70® test must be followed with additional diagnostic tests to determine which of the at least 13 different kinds of cancer have been detected in each patient. DR-70® test levels may increase with the progression and stage of the disease.
          Our objective is to combine our cancer detection and combination immunogene therapy vaccine technologies with JPI’s China-based pharmaceutical manufacturing, consumer sales and clinical trials expertise to build a global healthcare enterprise. In order to meet our objectives, we plan to do the following:
•	obtain USFDA and SFDA clearance and international approvals for our DR-70® product;

•	expand JPI’s business through new distribution channels, including, but not limited to the JPGreen Clinics;

•	distribute greater quantities of DR-70® kits in approved markets;

•	develop DR-70® distribution channels in new markets;

•	pursue one or more strategic partners to license and develop our combination immunogene therapy technology;

•	in-license North American drugs for manufacture and sales in China and Asia; JPI has signed a memorandum of understanding with Bio-Health Technology Inc. (“BTI”) to act as their sole manufacturer of PROVIN-C. In February of 2008, JPI assisted BTI in setting up their representative office in Beijing. JPI will submit an application to the SFDA for approval to market PROVIN-C which we hope will be completed by the end of 2009, although there can be no assurance that such application will be approved at that time, if at all; and

•	fully utilize our Chinese Good Manufacturing Practices (“GMP”) recognition manufacturing facilities to foster worldwide sales of existing and to-be developed products.
          Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or the combination immunogene therapy technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for any one of a number of reasons, such as:
•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects on humans;

•	the necessary regulatory bodies, such as the USFDA, did not approve the product candidate for an intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the product candidate is not cost effective in light of existing therapeutics.
          There may be other factors that prevent us from marketing a product. Our products compete with other products or treatments for diseases for which our product may be intended. We cannot guarantee we will be able to produce commercially successful products, and to date, DR-70® has not been approved for sale in the U.S. by the USFDA or in China by the SFDA. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it would take for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time it would take to complete necessary clinical trials and obtain regulatory approval in either the U.S. or China.
Sales and Marketing
          Currently, our efforts are focused on expanding JPI’s business in China, as we do not have USFDA approval to market DR-70® in the U.S. A significant amount of our recent financings have been used to: (i) renovate JJB’s manufacturing facilities; (ii) develop additional distribution channels for JJB and YYB’s existing products; and (iii) investigate and develop or license new products that can be distributed in China. We are also seeking additional exclusive and non-exclusive distribution agreements with distributors in countries where we have obtained, or believe we can obtain, regulatory approval.
          We continue to offer OEM or private label test kits to under-served international markets through distributor relationships and to domestic markets through strategic partnerships and relationships with larger diagnostic companies, but do not engage in extensive marketing activities to generate sales of our OEM products. However, we use the internet, select journals, and industry trade shows for our limited marketing activities.
U.S. based DR-70® Manufacturing
          We manufacture our DR-70® kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are an USFDA/GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.
          In December 2003, our facilities in Tustin, California became CE compliant. Our DR-70® kit conforms to the essential requirements of the CE Mark, which is required to sell our product in the European Union (“EU”). The CE Mark is recognized around the world as an indication of quality practices and is referred to as the “Trade Passport to Europe” for non-EU products. As of January 2004 we became EN ISO 1345 compliant, which is important for sales internationally.
          In 2004, the USFDA inspected our facilities and found no deficiencies. Six observations were made and the USFDA’s suggestions were implemented. We were found to be compliant with USFDA Regulations. All of our OEM products are Class I (GMP not required) or Class II (GMP required, as defined by the USFDA guidelines) devices and our facilities meet the GMP requirements for each of our OEM products. We are licensed to manufacture our proprietary products and to repackage our OEM products at our Tustin location.

AMDL’s Patents
          Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties. The U.S. Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extra-cellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on October 17, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on June 3, 2014. We have three additional patent applications pending in the U.S. with respect to our methodology for the DR-70® tumor-markers as reliable indicators of the presence of cancer. In addition, we have one patent based on our methodology for the DR-70® tumor marker pending in Europe.
          In August 2001, we acquired intellectual property rights and an assignment of a U.S. patent application covering a combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. A U.S. patent was issued on May 4, 2004, expires on April 9, 2017, and claims a gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein, GMCSF. In 2004, we also filed a continuation patent application on the immunogene therapy technology.
          On November 21, 2001, Singapore granted our patent containing claims to the combination immunogene therapy technology. Singapore is a “registration only” jurisdiction, which means that patent applications are not substantively reviewed prior to grant. However, the patent is enforceable in Singapore, but the validity of such patents is determined by their courts. In November 2006, we were issued a patent in Australia on our CIT technology claims covering the gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein.
          In early 2003, Australia granted us a patent for our humanized mouse model technology acquired from Dr. Chang. This technology is a research tool suitable for the evaluation of anti-human tumor immunity and the identification of immuno-modulating genes. In March 2007, Israel granted us a patent for our humanized mouse model. Patents that are based on the humanized mouse model are pending in the following countries: Canada, Europe, Japan, and Singapore.
          On June 19, 2001, a U.S. patent was issued on a technology for evaluation of vaccines in animals which was also acquired from Dr. Chang. This patent expires on December 25, 2017.
          There can be no assurance however, that any additional patents will be issued to us, or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, there can be no assurance that others will not be issued patents which may prevent the sale of our test kits or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, there can be no guarantee that any patents issued to or licensed by us will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease research and development activities or sales.
Regulation
          To date, we have not generated significant revenue from the sale of our proprietary or non-proprietary products. We develop and sell our DR-70® immunoassay test for the detection and monitoring of cancer outside the U.S., and we are a U.S. OEM for non-invasive and non-therapeutic diagnostic blood and urine products test kits.
          Our products, to the extent they may be deemed medical devices or biologics, are governed by the U.S. Food, Drug and Cosmetics Act and by the regulations promulgated there under by the USFDA as well as the regulations of state agencies and various foreign governmental agencies in the jurisdictions where our products are distributed. We (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.
          DR-70®
          DR-70® is our proprietary diagnostic test kit which has been shown to detect at least 14 different common cancers, including, but not limited to: lung (small and non-small cell); stomach; breast; rectal; colon; and liver cancer. DR-70® is a tumor-marker, which is a biochemical substance indicative of neoplasia, potentially specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70® is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if their physician is not vigilant in following up on the DR-70® test results with other clinically relevant diagnostic modalities.
          DR-70® is subject to specific USFDA rules applicable to in vitro diagnostic (“IVD”) products. Prior to marketing DR-70® in the U.S., we are required to make a pre-market application as an immunology and microbiology device under the category “Tumor Associated Antigens Immunological Test System” regulated as a Class II IVD device. We are required to prove the safety and efficacy of the products and to comply with specified labeling requirements for IVD products for human use. We must abide by the listing rules of the USFDA when and if DR-70® is approved for sale in the U.S. We have established our Quality System Regulation in accordance with applicable regulations and were most recently inspected in November 2004. Our Quality System Regulation program contains applicable complaint provisions that we believe meet the USFDA’s requirements for Medical Device Reporting and we have experienced no incidents or complaints to date. We also have implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve protection of our product.
          In addition, each foreign jurisdiction may have separate and different approval requirements and processes. Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In our experience, once a foreign approval is obtained, it is generally renewed on a periodic basis, annually or otherwise. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70® from the U.S. to the United Kingdom, allowing DR-70® to be sold in the United Kingdom. In late 2006, Mercy Bio Technology Co., Ltd., our distributor in Taiwan, received Department of Health approval to market DR-70® in Taiwan. We have also received regulatory approval to market DR-70® in South Korea and import and market DR-70® in Australia. In Canada, DR-70® is approved as a screening device for lung cancer only.
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

          In 1997, clinical studies using DR-70® were conducted in Wuhan, China. The results of these studies have been published in the peer-reviewed Journal of Immunoassay, among others. These studies determined that the DR-70® immunoassay kit detected a number of different cancers, in addition to lung cancer. The researchers who performed these studies did note that false positive results were possible for the DR-70® immunoassay, much like other cancer detection tests, due to other conditions affecting the patient, e.g., pregnancy or recent trauma. In these clinical trials, DR-70® was found to have an overall specificity of 95% and an overall sensitivity of 84%. Thirteen different types of cancer were found in the screening process, indicating that DR-70® has significant usefulness as a cancer-screening tool. In late 2001, the study was expanded to include more than 700 patients and the results of this expanded study confirmed the previously published results while providing a broader statistical base. In May 2003, at a meeting of the American Gastroenterology Society in Orlando, Florida, clinical studies were presented using DR-70® at the University of Frankfurt to detect colorectal cancer. Samples were taken from 85 gastrointestinal patients, including 29 patients with hepatocellular cancer, 13 with pancreatic cancer, 30 with colorectal cancer, 10 with stomach cancer and 3 with esophageal cancer. In these tests, DR-70® was found to have an overall specificity of 93% and an overall sensitivity of 91%. In November 2004, the results of the study were published in the gastroenterology journal, Alimentary Pharmacology & Therapeutics. The data for these trials indicated that patients with advanced tumors exhibited significantly higher DR-70® values than those with early-stage tumors. The authors concluded that the DR-70® immunoassay reliably differs between cancer patients and healthy controls. In November 2004, researchers at Wuhan University in China performed a clinical trial to evaluate the diagnostic value of the DR-70® immunoassay for the detection of tongue cancers. In 2005, the results of the Wuhan University oral cancer trial were published in the British Journal of Oral and Maxillofacial Surgery. These researchers concluded that the serum concentrations of our DR-70® immunoassay were significantly higher in patients with malignant disease, than in either the benign or healthy control groups. In addition, “the concentration of the DR-70® immunoassay in serum correlated significantly with 3-year survival.”
          In 2001, we released a modified DR-70® test and the clinical testing of the modified test kit was performed in Germany. Studies completed at the University of Frankfurt have shown DR-70® to be a reliable screening test for cancer of the gastrointestinal tract. An ovarian study was published in the January 2006 German Journal of Obstetrics and Gynecology. The German ovarian cancer study demonstrated that the sensitivity of DR-70® was 13.1% higher than CA-125 for the patients included in the study.
          In May 2002, we conducted clinical trials using samples obtained from patients at sites in Texas and Florida. In these monitoring trials, we compared the DR-70® values with the currently accepted assay, Carcinoembryonic Antigen (CEA), at each patient visit in the serial set of monitoring visits. In September 2003, we submitted our first 510(k) application to the USFDA to obtain a premarket approval for the DR-70® test as a Class II regulated IVD device. According to the USFDA, a 510(k) is a premarket submission made to USFDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to a premarket approval. As submitters of the application, we must compare our device to one or more similar legally marketed devices and make and support our substantial equivalence claims. In this 510(k) application, we attempted to demonstrate that the DR-70® test is at least as safe and effective, that is, substantially equivalent, to the legally marketed predicate device, CEA. In this 510(k) application, our intended use for the DR-70® immunoassay was as an aid in monitoring patients with colorectal cancer. In January 2004, the USFDA responded to our submission. The USFDA identified deficiencies in our application and the USFDA advised our consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the USFDA determined that the DR-70® kit was not substantially equivalent to any other device that has gone through the 510(k) approval process. The USFDA further advised that if we had data showing that the DR-70® kit has substantial equivalence, we could submit such additional information for the USFDA’s consideration.

          AMDL’s Combination Immunogene Therapy
          In August 2001, we acquired a combination immunogene therapy technology that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. The combination immunogene therapy is intended to build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partner with whom to form a joint venture or otherwise license our combination immunogene therapy technology.
          Preliminary tests in Canada conducted on mice injected with human skin and brain cancers indicated that the combination immunogene therapy can be effective. Additionally, Phase 1 clinical trials have been completed in Canada. We funded a study conducted by Dr. Lung-Ji Chang at the University of Florida to target breast cancer with a goal of ultimately developing a vaccine using the combination immunogene therapy technology. We believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system, thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immuno-modulating genes. We are not currently conducting any trials using our combination immunogene therapy technology. No assurances can be given that any of these activities will lead to the development of any commercial products or vaccines or that USFDA approval will be obtained for any use of our immunogene therapy technology.

          On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada relating to our combination immunogene therapy technology acquired from Dr. Chang in August 2001. AcuVector, a former licensee of Dr. Chang, claims that the terminated license agreement is still in effect. AcuVector is seeking substantial damages and injunctive relief against Dr. Chang and CDN$20,000,000 in damages against us for alleged interference with the relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. We performed sufficient due diligence at the time we acquired the technology to permit us to conclude that AcuVector had no interest in the technology when we acquired it. Although the case is still in the early stages of discovery, we believe that AcuVector’s claims are without merit and that we will receive a favorable judgment.
          We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies we paid to Dr. Chang for the combination immunogene therapy technology we purchased from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that we are not the owner of the combination immunogene therapy technology, just that the University has an equitable interest therein or the revenues therefrom.
          Accordingly, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired. However, since the final outcome of either case is not determinable, no accrual or loss relating to either action is reflected in our accompanying consolidated financial statements.
          AMDL’s Pylori-Probe
          Our other proprietary product, Pylori-Probe™, is cleared for sale in the U.S.; however, we do not intend to market Pylori-Probe™ because another non-invasive test exists.
          AMDL’s OEM Products
          Our OEM tests include non-invasive and non-therapeutic diagnostic blood tests. Our OEM product test kits are similar, if not substantially the same, as those offered by others. Our OEM products have been registered by their respective manufacturers. We purchase these products from the manufacturer and resell them under our label. We do not have any exclusive or nonexclusive rights to the technology relating to the OEM products.
          Historically, our primary OEM product was a keytone strip that was used by diabetics and those on high protein diets to monitor keytones. Keytone levels, if elevated, are associated with kidney damage in many patients. Sales of OEM products have been declining for the past few years. Since the acquisition of JPI, sales of our OEM products represent an insignificant portion of our total sales. Our line of OEM products currently includes diagnostic test kits for autoimmune and cancer markers.
          We also offer a line of non-proprietary blood tests that are designed to help diagnose a particular kind of cancer. These tests are generally known by the symbols that denote the type of cancer, e.g., CEA for colon cancer and PSA for prostate cancer.
JADE PHARMACEUTICAL INC.
Overview of JPI’s Business
          JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, JJB and YYB. Historically, JJB has primarily been a manufacturer and distributor of large and small volume injectible fluids as well as other products for external use. YYB, on the other hand, primarily manufacturers tablets, capsules and other over-the-counter pharmaceutical products. Sales of JPI’s products are approximated to be 40% over-the-counter and 60% to hospitals and other institutional customers.

          JJB’s facilities in Shangrao, Jilin Province, China are located on approximately 24 acres of land housing its 250,000 square foot manufacturing facility. YYB is located in Tuman City, Jilin Province, China, and operates a 150,000 square foot facility on approximately 3.45 acres of land there.
          The management of JJB was notified by the Chinese Military Department of its intent to annex part of JJB’s plant located near a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions. Management lodged claims against surrendering the plant to the Chinese Military Department and has not received a response as of the date of this annual report. If such annexation were to occur, although we expect that JJB will be compensated fairly for the facility, JJB will may have to spend significant time and resources finding another location and restarting those operations in another area. In addition, such new location may need to obtain GMP certification.
          JJB’s GMP certification has expired for the small volume parenteral solutions injection plant currently manufacturing Goodnak, and JJB has ceased operations at this facility while modifications are made to the facility to bring operations in compliance. The cost of these modifications is estimated at approximately $1,000,000 and JJB hopes to resume operations at that location by the second quarter of 2008. JJB has on hand an inventory of products sufficient to meet customer orders (including Goodnak) until the modifications to its plant have been made and manufacturing operations are permitted to be resumed upon receipt of GMP Certification. There can be no assurances that the project will be within budget or that the GMP certificate will be received by the second quarter of 2008.
          Both JJB and YYB utilize the services of more than 200 small suppliers. No raw materials are imported for their pharmaceutical manufacturing operations and no finished products are currently exported out of China. All raw materials are stored at the facilities and neither JJB nor YYB has experienced any difficulty in obtaining raw materials for their manufacturing operations.
JJB and YYB Product Lines
          JJB has 57 production licenses for large volume injection fluids, small volume injection fluids, tablets and tinctures and related products.
          JJB’s primary products in the large volume injectible category are: Glucose injection; Glucose and Sodium Chloride injection; Sodium Chloride injection; Metroniadazole injection; Metroniadazole and Glucose injection; Destran 40 Glucose injection; and Heartleaf Houttuynia Herb Extracts injection. JJB’s facility has the capability to produce up to 18 million bottles of large volume injection fluids annually.
          JJB’s primary products in the small volume injectible category are: Human Placental Extracts injection; Heartleaf Houttuynia Herb Extracts injection; Chrondroitin Sulfate injection; Amikacin Sulfate injection; Muscle injection; Glucose injection; Ribavirin injection; and Gentamycin Sulfate injection. JJB’s facility has the ability to produce 70 million bottles of small volume injection fluids annually.
          JJB’s primary products in the tablet category are: Metroniadazole tablets; Domperidone tablets; Piracetam tablets; Inosine tablets; Oryzanol tablets; compound Benzoic Acid tablets; and Camphor Solution tablets. JJB’s facility has the ability to produce 1.5 billion tablets annually.
          JJB has licenses for tinctures and the principal product is compound Benzoic Acid.
          JJB has no significant licensing, royalty or other similar agreements or labor contracts other than standard individual employments contracts with all of JJB’s employees, which is customary in China.
          In 2007, JJB introduced a number of new products including Ondansetron Hydrochloride, Domperidone tablets, levofloxacin tablets and Goodnak injectible solutions. Commencing in September 2007, JJB began selling Goodnak, an anti-aging skin care product containing human placental solutions. Goodnak is currently sold in liquid injectible solutions; but, eventually JJB intends also to offer Goodnak in capsules, sprays and creams to a chain of eight existing and 200-to-be-established JPGreen Health and Beauty Clinics through a newly formed WFOE controlled by our Hong Kong subsidiary. JJB’s facility is currently unable to manufacture Goodnak, but will resume doing so when the facility becomes GMP re-certified.
          Among other products, during the first half of 2008, JJB expects to also manufacture and distribute Omeprazole sodium injectible solutions, Balolloxacin tablets, Prulifloxacin tablets, Lomefloxacin Aspartate injectible solutions and Roxethromycin tablets.
          YYB has 86 product licenses. The following is a list of YYB’s principal products: Gu Yian Ling Pian; Diaitamin Calcium Hydrogen Phosphate and Lysine tablets; Compound Gentian and Sodium Bicarbonate tablets; Compound Paracetamol and Amantadine Hydrochloride capsules; Bear Bile tablets; Promethazine and Bile tablets; Compound Declofenac Sodium and Chlorphenamine Maleate tablets; Paracetamol Caffeine; Artificial Cow bezoar and Chlorphenamine Maleate tablets; Paracetamol Caffeine; Artificial Cow-bezoar and Chlorphenamine Maleate capsules; Trivitamin and Calcium Gluconate Calcium Hydrogen Phosphate chewable tablets; Calcium Hydrogen Phosphate chewable tablets; Fenbufen capsules; Nan Bao capsules, Rhizoma Gastrodiane capsules; and Bererine Hydrochloride tablets. YYB’s plant facility was renovated and new manufacturing facilities were completed in July 2005. YYB’s facilities have the capacity to produce more than an aggregate of one billion tablets and capsules per year.
          Currently, although both JJB and YYB have approximately 140 product licenses, only eight products significantly contribute to JPI’s sales. For the year ended December 31, 2007, the top selling JPI products were as follows:

Sales $
Product	(rounded)
Domperidone Tablet	$5,230,300
Human Placental Histosolution (GOODNAK)	3,706,400
Diavitamin, Calcium Hydrogen Phosphate and Lysine Tablets	1,420,500
Levofloxacin Lactate and Sodium Chloride Injection (concentration)	570,800
Glucose Injectible Solution (250 ml Bottle)	480,140
GuYanLin Tablet	470,490
50% Glucose Injectible Solution (20 ml’s Amp)	416,980
Glucose Injectible Solution (500 ml Bottle)	295,700
Human Placental Histosolution	241,350
Compound Benzoic Acid and Camphor Solution I	193,250

Total	$13,025,910

Of the foregoing, approximately 40% were over-the-counter sales and 60% were sales to distributors.
JPI’s 2008/2009 New Product Developments
          JPI currently has a total of nine new products under R&D development. JPI is accelerating and expanding its R&D process, with two products under review by the SFDA, DR-70® (FDP) ELISA and Docetaxel Injectibles. Both of these products are currently anticipated to be approved for sale in China during mid-2008. It is expected that JPI will build a segregated product line over the next 12 months in order to manufacture Docetaxel in-house. Docetaxel is currently expected to become one of Jade’s best selling products, beginning in 4th quarter of 2008. The following seven products are in an R&D phase and are expected to gain SFDA approval within the next 12-36 months. R&D is conducted by each vendor and SFDA approval is received prior to payment for the product.
•	Epinastine Tablets (allergy product)

•	Pidotimod Tablets (an anti-aging product)

•	Creatine Phosphate Sodium Injections (a heart medication)

•	EO-H (an herbal treatment to improve bone density)

•	TouJin NiangShi (an herbal liver cancer treatment)

•	Drotaverrine Hydrochloric (a chemotherapy therapeutic product)

•	Diammonium Glycyrrhizinate (a chemotherapy therapeutic product)
          In March 2008, the Company, in conjunction with JPI, entered into an exclusive license for the MyGene MyHPV Chip Kit, a diagnostic reagent for in-vitro testing for Genital Human Papilloma Virus from Mygene International, Inc. (“MGI”) in certain Asian countries. MGI owns an exclusive worldwide license for the MyGene HPV Test Kit, excluding Korea. MGI licensed the MyGene HPV Test Kit from MyGene Co., Ltd., a Korean company. The license agreement is an exclusive sublicense to use the patent, trademark and technology in manufacturing, promoting, marketing, distributing, and selling the MyGene HPV Test Kit in the countries of China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam. HPV is the most common sexually transmitted infection. The virus infects the skin and mucous membranes. There are more than 40 HPV types that can infect the genital areas of men and women, including the skin of the penis, vulva (area outside the vagina), and anus, and the linings of the vagina, cervix, and rectum. Cervical cancer, in which malignant cells form in the tissue of the cervix, is second most common cancer and the most common cancer for women.
JPI’s China Business Strategy
          General
          JPI is attempting to establish distribution agreements with large pharmaceutical distributors in the larger cities and provinces in China. See “Distribution Agreements” below. JPI and its subsidiaries are also developing new products for distribution in China to complement JJB and YYB’s injectible solutions, tablets and capsules. Currently DR-70® and Docetaxel Injections are products that have been submitted to the SFDA for approval to manufacture and sell in China. JPI expects that sale of Goodnak (after GMP recertification is received for JJB’s facility) and other anti-aging and skin care products through existing distribution channels and through to-be-opened JPGreen Health and Beauty Centers will significantly boost sales and profit margins in 2008. The market for over-the-counter pharmaceuticals in China is estimated to be growing at a rate of 30% each year and with China’s large population base, China is believed to be the fastest growing market in the world for pharmaceuticals and health care products.
JPI’s Distribution Agreements
          Eleven exclusive, one year renewable Distribution and Agency Agreements were signed with JJB by distributors in the third quarter of 2007. These eleven new agreements are specifically for JJB’s new Polypeptide Injection product. These new contracts cover eleven provinces that are located in four distinct regions:

Northern:	Liaoning and Heilongjiang Provinces
Southern:	Hunnan, Zehejiang and Fujian Provinces
Western:	Shanxi, Xinjiang and Gansu Provinces
Central:	Henan, Sichuan and Guizhou Provinces
          These eleven new agreements cover cities in provinces that have a combined population of approximately 376.4 million people. These eleven separate agreements in combination require these new distributors to purchase a minimum of $24,117,171 of JJB’s new Polypeptide Injection product during the one year period of the agreements and minimum initial order of $13,762,977. As of December 31, 2007, the distributors purchased only approximately 70% of their 2007 minimum commitments. JJB has not taken any action to enforce the minimum commitments against the distributors. JJB cannot predict what amount of Polypeptide Injection product will be purchased by these distributors before the commitments expire or what total sales will be to these distributors for 2008.
          In 2006, JJB executed a Memorandum of Understanding (“MOU”) with Jiangxi Baikang Medicine Co., Ltd. (“JBM”) for a distribution arrangement for product distribution in China of various existing and to-be-developed JJB products. As part of the initial phase, JBM transferred the product license and manufacturing licenses of four new drugs, including Marine and Sodium Chloride Injection, Lomefloxacin Aspartate Injection, Lysine Hydrochloride Glucose Injection and Omeprazole Sodium for injection) and two generic drugs (including Roxithromycin capsule and Levofloxacin capsule) to JJB. Due to the change in the approval process by the SFDA, the completion of the license transfer from JBM to JJB has been delayed. The approval is currently expected to be granted in May 2008.
          As JJB and YYB’s resources permit, both JJB and YYB anticipate expanding their current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered.
JPGreen Health and Beauty Clinics
          In order to capitalize on the Chinese interest in anti-aging products, nutritional supplements and cosmetic products, in July 2007, JPI began direct distribution of similar products through retail outlets owned and managed by others known as “Jade Healthy Supermarkets.” The Jade Healthy Supermarkets are small retail stores owned and operated by others who sell JPI’s products at retail to consumers. As a result of this experience, JPI has refocused these activities to concentrate on sales to beauty clinics who could offer anti-aging clinical treatments to its clients. These clinics are now called “JPGreen Health and Beauty Clinics.” There are currently eight existing JPGreen Health and Beauty Clinics, which are owned by the former owners of the Jade Healthy Supermarkets. The JPGreen locations, typically 300-900 square feet in size, are being developed through in-house store openings and through the acquisition of existing beauty and spa businesses. JPI has formed a new WFOE to manage the operations of the JPGreen Health and Beauty Clinics. The typical JPGreen Health and Beauty Clinic is anticipated to generate, on average, approximately $400,000 to $700,000 in annual sales with an average net profit margin of at least 30%. Numerous existing beauty and spa businesses have indicated their interest in being acquired and converted to JPGreen Clinics. JPI currently anticipates, assuming successful funding for this new line of business is obtained, operating, managing and eventually acquiring up to 200 locations in fiscal year 2008. There can be no assurance that any of the intended acquisitions are completed or that JPI will receive the necessary funding to adequately finance the acquisition of JPGreen Clinics.
JPI’s Sales, Marketing and Distribution Activities
          Sales of JJB’s and YYB’s products are approximately 40% over-the-counter and 60% to institutional or hospital customers. JJB and YYB together had established a multi-level marketing program consisting of approximately forty sales managers and approximately 1,000 sales representatives who act as individual marketers of JJB and YYB’s over-the-counter products.
          Both JJB and YYB are developing educational programs for hospitals, doctors, clinics and distributors with respect to JJB and YYB’s product lines. These educational programs are intended to improve sales and promotion of JJB and YYB’s products. Both JJB and YYB sell to hospitals, retail stores and distributors who act as agents. One primary distributor has 29 retail outlets throughout the China. In addition, JJB and YYB have a dedicated sales team that manages its own direct sales force and sells to retail outlets all over China.
          In 2007, 82% of JPI’s revenues were derived from JJB’s products, 16% were from the sale of YYB’s products and 2% from other activities of JPI. The average cost to manufacture JJB’s products is approximately 46%, but the gross margins vary slightly from product to product. JPI estimates that the gross profit on all of its products will be approximately the same (54%) for 2008.
          The sale of one of JJB’s products, Yuxingcao, has been temporarily prohibited in China due to safety concerns. Although JJB considers its products safe, the prohibition will remain in effect until such time as the Chinese government determines the source of the unsafe products. The Chinese authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the product manufactured by JJB. None of the Yuxingcao products sold in 2006 was returned during the year ended December 31, 2007. Due to the prohibition of sales of Yuxingcao products, there were no sales of Yuxingcao for the year ended December 31, 2007.
          Our management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in China to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
JPI’s Manufacturing
          The JJB facility has received three GMP Certificates, one for large volume parenteral solutions (December 26, 2000), one for small volume parenteral solutions (January 27, 2003) and one for tablets, tinctures and other products for external use (July 27, 2005). YYB received a GMP Certificate for tablets, capsules and mixtures on December 3, 2004.
          JJB’s GMP certification has expired for the small volume parenteral solutions injection plant currently manufacturing Goodnak. JJB has ceased operations while modifications are made to the facility to bring operations in compliance. The estimated cost of these modifications is approximately one million dollars and resumption of operations estimated by the second quarter of 2008. Adequate inventory was produced in anticipation of the shut down due to the GMP approval process.

JPI’s Research and Development
          In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired. Also, JJB and YYB generally require the licensor of new products provide all of the research and development for new products that they license.
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
JPI’s Competition
          JJB and YYB compete with different companies in different therapeutic categories. For example, with regard to large and small volume injection fluids, JJB primarily competes with Jiangxi Zhuhu Pharmaceutical Company, located in Jiangxi Province, and Jiangxi Pharmaceutical Company, located in Jiangxi Province.
          The manufacture of large and small volume injection fluids, small volume injection fluids, tablets and tinctures and related product include generics, over-the-counter and supplement pharmacy products. There are at least 70 companies in China approved by the SFDA to manufacture large and small volume injection fluids. JJB competes with numerous companies for distribution of JJB’s tablets as these are common over the counter pharmaceuticals. YYB completes primarily with twenty other companies similar to YYB who are licensed to sell herbal extracts throughout China and Asia. We share the same markets in China as American Oriental Bioengineering, Inc., Tiens Biotech Group, China Medical Technologies and other companies. Most of these companies are larger, more established and have significant marketing and development budgets and have greater capital resources than us. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in this market.
China Credit Facilities
          When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately RMB 38 million (the “KangDa Credit Facility”), which was assumed by JPI through agreement with Kangda. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the Company to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which our Chinese manufacturing facilities are located. Currently, approximately $3.2 million is due and payable on the KangDa Credit Facility. JPI is currently negotiating with ICBC to pay off the KangDa Credit Facility and to establish new loans and credit facilities which will allow JPI to renovate its manufacturing facilities to bring it in compliance with all Chinese GMP requirements and provide working capital to finance the operations at up to 200 JPGreen Health and Beauty Clinics in 2008. Should negotiations with the bank fail, JPI will require additional capital for these needs and to capitalize on other new opportunities that may arise. The only source of these funds may be the sale of additional securities by us, which would result in additional dilution to our current shareholders.
Chinese Pharmaceutical Regulations
          Pursuant to Article 9 of the Law of China on Pharmaceutical Administration (“China Law”), pharmaceutical manufacturing enterprises must organize production according to the statutory administrative criteria on quality of pharmaceuticals formulated by the supervisory and administrative departments in charge of pharmaceuticals of the State Council. The supervisory and administrative departments issue a Good Manufacturing Practices Certificate to enterprises that meet the requirements of the China Law. YYB’s facility has been issued the GMP certificates necessary to conduct the current manufacturing operations at their respective facilities. JJB’s facility has been issued GMP certificates necessary to conduct current operations except for the small volume parenteral solutions injection plant, which facility’s GMP certificate expired in February 2008. JJB has ceased operations of this facility while modifications are being made to bring its operations in compliance. The estimated cost of these modifications is approximately one million dollars and resumption of operations is currently estimated by the second quarter of 2008.

          In addition, under Article 31 of China Law, each entity manufacturing pharmaceuticals must receive the approval of the supervisory and administrative departments in charge of pharmaceuticals of the State Council and receive a serial approval number to manufacture a specific pharmaceutical. Both JJB and YYB have product licenses to manufacture all of the products currently being manufactured by them. Both JJB and YYB are also subject to the Food Sanitation Law providing standards in sanitation for the consumption or injection of foods.
          All new drug applications must be approved by the SFDA. In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to pursue all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be.
Item 1A. Risk Factors
Cautionary Statement under the Private Securities Litigation Reform Act of 1995:
          This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: regulatory approval for our products; market demand for our products and competition; our dependence on licensees and distributors; impact of technological changes on our products; results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
          We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.
          We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These factors individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

     Our business involves significant risks which are described below.
Limited product development activities; our product development efforts may not result in commercial products.
          We intend to continue to pursue USFDA and SFDA approval of DR-70® and licensing of our combination immunogene therapy technology. Due to limited cash resources, we are limited in the number of additional products we can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or the combination immunogene therapy technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:
•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects on humans;

•	the necessary regulatory bodies, such as the USFDA or SFDA, did not approve our product candidate for an intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the product candidate is not cost effective in light of existing therapeutics.
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
          Our cash position as of March 20, 2008 of approximately $4,875,000 is not sufficient to conduct significant clinical trials for DR-70® or to market our products internationally by ourselves. With or without additional financing (or cash generated from our pharmaceutical operations in China), we will likely engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed.
Our operations in China involve significant risk.
          JJB and YYB operate as WFOEs in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
          JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require us to incur additional expenditures which could have a material impact on our consolidated financial position, results of operations and cash flows.
          As in the case of JJB, the Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. JJB has objected to the Chinese Military Department’s annexation. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although we expect that JJB will be compensated fairly for the facility, JJB will may have to spend significant time and resources finding another location and restarting those operations in another area. In addition, such new location may need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact our results of operation and financial condition.
          The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk; however, no assurances can be given that the risks related to currency deviations of the RMB will not increase in the future. Additionally, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

We may not be able to continue to operate our business if we are unable to attract additional operating capital.
          The current level of our revenues is not sufficient to finance all of our intended operations on a long-term basis. Currently, our operations do not produce sufficient cash to offset the cash drain of the USFDA approval process for DR-70® and our other general operating and administrative expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to: (i) finance the costs of USFDA approval of DR-70® in the U.S. and SFDA in China; (ii) supply additional working capital to JPI for expansion of manufacturing capabilities for new and existing products; and (iii) fund ongoing selling, general and administrative expenses of our business.
          As of December 31, 2007, we had warrants outstanding that are currently exercisable for up to an aggregate of 4,528,668 shares of our common stock at a weighted-average exercise price of $3.98 per share. Included within that amount are (i) warrants to purchase a total of 367,137 shares (including broker warrants) which were issued at an average exercise price of $5.51 per share in our December 2006 private placement, (ii) warrants to purchase a total of 1,205,632 shares at an average exercise price of $3.68 per share which were issued in April and May of 2007, and (iii) warrants to purchase a total of 1,204,506 shares which were issued at an average exercise price of $4.74 per share in our most recent private placement conducted in November 2007. An additional 161,813 warrants were issued in February 2008 in connection with a private placement. In addition, any future equity financing may involve substantial dilution to our stockholders.
          At March 20, 2008, we had cash on hand of approximately $4,875,000 and cash is being depleted at the rate of approximately $425,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) we do not require new cancer samples to satisfy the USFDA concerns on our pending 510(k) application, (iii) we do not conduct any full scale clinical trials for DR-70 ® or our combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through March, 2009.
Our independent registered public accounting firm has included a going concern paragraph in their report on our financial statements.
          While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our working capital deficit and continuing net losses. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.
Our current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.
          We conduct research and clinical trials and we manufacture, distribute and market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the USFDA and the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration) and the SFDA in China as well as by certain foreign countries, including some in the European Union. Currently, we (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.
USFDA approval for marketing DR-70® is not assured.
          On November 13, 2007, we received a letter of deficiency noting four areas of concern with our pending 510(k) application for our DR-70® test kit and the application was put on hold pending the USFDA’s receipt of our response to the USFDA’s concerns. We were granted an extension to May 12, 2008 to respond in full. While we intend to revise our application to address the USFDA’s concerns, the USFDA’s response to the revised application cannot be anticipated and no assurances can be given that we will ever receive USFDA clearance for the commercial sale of DR-70® in the U.S. Furthermore, if USFDA approval is granted, although the approval has no expiration date, if we are found in violation, the USFDA may impose fines, terminate the approval or seize our products, at its discretion. In addition, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.
Our future prospects will be negatively impacted if we are unsuccessful in pending litigation over the combination immunogene therapy technology.
          As noted above, we are engaged in litigation with AcuVector and with the Governors of the University of Alberta over our combination immunogene therapy technology. Although theses cases are still in the early stages of discovery, we believe they are without merit and that we will receive a favorable judgment in both. However, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the combination immunogene therapy technology will be significantly impaired.
The value of intangible assets may not be equal to their carrying values.
          One of our intangible assets includes the combination immunogene therapy technology, which we acquired from Dr. Chang in August 2001. We also purchased certain intangible assets in our acquisition of JPI. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, we are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products.
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
We have limited sales of DR-70® and are reliant on our distributors for sales of our products.
          Prior to the acquisition of JPI, virtually all of our operating revenues have come from sales to two distributors in foreign countries of DR-70® kits and from sales to a few domestic customers of our OEM products. For the year ended December 31, 2007, almost all of our revenues were derived from sales of DR-70® and we had only nominal sales of our OEM products. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70® or our OEM products. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70® kits or OEM products from us. Accordingly, based upon this fact, historical sales, and the uncertainty of USFDA approval for sale of DR-70® in the U.S., any projection of future orders or sales of DR-70® kits or OEM products is unreliable. In addition, the amount of DR-70® purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
JPI is reliant on its distributors for sales of its products.
          Most of JPI’s products are sold to distributors. JPI’s distributors are not required to purchase any minimum quantity of products; however, many of JPI’s distribution agreements are subject to termination and cancellation if minimum quantities of specified products are not purchased by the distributors. JPI has never terminated any distributor for failure to meet the minimum quantity sales targets.
We are subject to risks associated with our foreign distributors.
          Our business strategy includes the continued dependence on foreign distributors for our DR-70® product and local distributors in China for JPI’s products. To date, we have not been successful in generating a significant increase in sales for DR-70® through distribution channels in existing markets or in developing distribution channels in new markets. We are also subject to the risks associated with our distributor’s operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to manage these and other risks effectively could adversely affect our business.
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
          Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007 and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting for the year ending December 31, 2009.
          Management has concluded that the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007,fairly present in all material respects our financial condition, results in operations and cash flows for the period ended December 31, 2007 in conformity with accounting principles generally accepted in the U.S.
          We have identified material weaknesses in our internal control over financial reporting and other deficiencies as a result of our assessment of internal controls over financial reporting at December 31, 2007. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.
          We are taking steps to remediate our material weaknesses, as described in Item 9A. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
Loss of our listing on the American Stock Exchange could adversely affect the marketability and price of our shares.
          We are not currently in compliance with the standards for continued listing on AMEX, although AMEX has not yet taken any action to delist our securities. Unless we meet the standards for continued listing, AMEX could at any time (i) commence a proceeding to delist our securities or (ii) include us in the list of companies that are not in compliance with AMEX’s continued listing standards and require that the indicator “.BC” be added as an extension to our symbol which will be transmitted with any quotation or trade of our shares. In June 2006, we submitted a plan to become compliant with AMEX’s continued listing standards which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006 AMEX advised us that the plan period would remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. As of the date hereof, AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future. The loss of listing on AMEX could adversely affect the marketability and/or price of our shares because some brokers and other traders might refrain from purchasing or trading our shares if we were delisted or if they perceived that a delisting might occur in the near future. Additionally, delisting from AMEX may adversely impact our ability to raise capital in the future.
Our stock price is volatile, which could adversely affect your investment.
          Our stock price, like that of other international bio-pharma cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:
•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters;

•	broader industry and market trends unrelated to our performance;

•	economic markets in Asia; and

•	competition in local Chinese markets where we sell JPI’s product.
          In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.
We have limited product liability insurance.
          We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities, which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. We carry product liability insurance for any such claims, but only in an amount equal to $2,000,000 per occurrence, and $2,000,000 aggregate liability, which may be insufficient to cover all claims that may be made against us.
Employees
          As of March 20, 2008, we had five full-time employees in the U.S. and approximately 310 full time employees in China. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for research, testing, regulatory and legal compliance, and other services.
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
          In addition to a sales office in Hong Kong and administrative, marketing and sales office in Shenzhen, we own two manufacturing facilities in China. JJB is located in Shangrao, Jiangxi Province on approximately 24 acres of land housing its 250,000 Square foot manufacturing facility for prescription and over-the-counter pharmaceuticals and injectibles. YYB is located in Tuman City, Jilin Province, PRC and has land use certificate rights to approximately 3.45 acres of land on which is constructed a manufacturing facility.
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
          On March 27, 2008, an action was brought against the Company in the Superior Court of California, County of Orange by Noble International Investments, Inc. (“Noble”) alleging, among other things, breach of a letter agreement for investment banking services in an offering that was never commenced. The plaintiff is seeking monetary damages for payment of liquidated damages allegedly due Noble in an amount of $150,000. We believe that this lawsuit is without merit, that Noble’s claims are unfounded and have good defenses against the claims asserted by Noble.
          We believe (based, in part on the preliminary review of these actions by legal counsel) that the probable resolution of such actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to our security holders for a vote during the fourth quarter of 2007.
          Set forth below is information respecting the name, age and position of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors or director nominees is set forth in Item 10 of this Report.
          Mr. Ariura joined us as Chief Financial Officer on August 16, 2006. Mr. Ariura, 49 has served a number of both private and public companies with special projects in recent years, including Sarbanes-Oxley Compliance, U.S. Securities & Exchange Commission filings, and project management of mergers and acquisitions. Previously he was Vice President, Sunvest Industries, LLC, Lake Forest, California where he oversaw the review, development and implementation of yearly budgets and developed internal controls for its operating manufacturing entities. Mr. Ariura also served as Chief Financial Officer for United States operations for Derlan Industries, Inc., Toronto, a Canadian manufacturer with subsidiaries in the U.S. He is a graduate of the University of Southern California with a B.S. in Business Administration.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is listed on the American Stock Exchange under the symbol “ADL.” On September 16, 2005, AMEX sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to change the Company’s trading symbol to add “.BC” to denote its non-compliance or delist the Company. We submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition was closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards.
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
          Market Information — Our common shares are currently listed on the American Stock Exchange (“AMEX”) under the symbol “ADL.” On March 20, 2008 the closing price of our common shares on the AMEX was $3.42.
          Set forth in the following table are the high and low closing prices during the years ended December 31, 2006 and 2007 for our common stock.

Quarter Ended	High	Low
March 31, 2006*	$3.90	$1.35
June 30, 2006*	$4.45	$2.25
September 30, 2006*	$3.15	$1.90
December 31, 2006	$5.12	$2.44

Quarter Ended	High	Low
March 31, 2007	$4.00	$2.54
June 30, 2007	$4.20	$2.90
September 30, 2007	$3.48	$2.41
December 31, 2007	$4.64	$3.24

*	Adjusted for a one-for-five reverse split effected September 28, 2006.

          Record Holders. As of March 20, 2008, there were approximately 856 record holders of our common stock.
          Dividend Policy. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. We anticipate that earnings, if any, will be retained for the operation of our business.
          Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in our proxy for the 2008 Annual Meeting of Stockholders.
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
Purchases of Securities by the Company
          None.
Recent Sales of Securities
Cash Financing Activities
          The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”) described below. The Offerings have consisted of units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”) and units of one share of common stock and a warrant to purchase one share of common stock (“Full Units”). The Units and Full Units are priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the American Stock Exchange, and the exercise price of the warrants is set at 115% of the average closing price. Unless otherwise noted below, the warrants issued in the Offerings are exercisable at the date of issuance and expire three years from issuance.
          For all of the Offerings, the Company utilized the placement agent services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons. In United States, the Company has utilized the placement agent services of FINRA (formerly NASD) member broker-dealers Havkit Corporation (“Havkit”), Securities Network, LLC (“Network”) and Spencer Clarke, LLC (“Spencer Clarke”), and licensed sub agents working under Spencer Clarke. In addition to commissions and expenses paid to the Company’s placement agents for each of the Offerings, as described below, the Company has agreed to pay cash commission of 6% upon exercise of the warrants by the purchasers.
August 2005 Offering
          In August, 2005, the Company conducted two closings of a private placement (the “August 2005 Offering”) of Units. A total of 632,718 Units were sold; 418,750 Units at $1.60 per Unit and 213,968 Units at $1.58 per Unit. The Company received a total of $1,007,000 in gross proceeds in the two closings. The warrants issued in the August 2005 Offering are exercisable at $2.45 and $2.20, respectively, per share.

          In connection with the August 2005 offering, the Company utilized the services of Galileo and Havkit. For their services, Galileo and Havkit received commissions of $100,700 and warrants to purchase 63,308 shares of common stock at exercise prices of $2.20 to $2.45 per share, depending on the date of issuance. The Company also paid Galileo $30,210, as a non-accountable expense allowance. In addition, the Company incurred legal and other costs totaling $7,904 in connection with the August 2005 Offering. Total costs associated with the August 2005 Offering were $138,813, which costs have been netted against the proceeds received.
          On November 15, 2005, the Company’s Form S-3 registration statement filed with the Securities and Exchange Commission became effective, registering 1,157,350 shares of the Company’s common stock, including (i) the total of 632,718 shares issued to the investors in the August 2005 Offering (ii) the 316,324 shares issuable upon exercise of the related investor warrants and the 63,308 shares issuable upon exercise of the warrants issued to the placement agent in the offerings; (iii) the 60,000 shares issued to Boston Financial Partners in April 2005 (see Non-Cash Financing Activities below); (iv) 70,000 shares to First International Capital Group, Ltd., in July 2005 (see Non-Cash Financing Activities below) and (v) the 15,000 shares issuable upon exercise of the warrants granted to Savannah in February, May and August 2005.
April 2006 Offering
          In April, 2006, the Company conducted the closing of a private placement (the “April 2006 Offering”) of Full Units. The Company received $1,812,495 in aggregate gross proceeds from the sale of 1,001,378 Full Units in the April 2006 Offering. The Full Units were sold at a price of $1.81 per share and the warrants issued in the April 2006 Offering are exercisable at $2.78 per share.
          In connection with the April 2006 Offering, the Company utilized the placement services of Galileo and Network. For their services, Galileo and Network received commissions of $181,249 and warrants to purchase 100,137 shares of the Company’s common stock. The Company also paid Galileo a non-accountable expense allowance of $54,636. In addition, the Company incurred legal and other costs totaling $118,686 in connection with the April 2006 Offering. Total costs associated with the April 2006 Offering were $354,571, which costs have been netted against the proceeds received.
          The Company filed a registration statement on May 10, 2006 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale and resale of the shares and the warrant shares sold in the April 2006 Offering. The registration statement was declared effective on July 6, 2006.
December 2006 Offering
          In December, 2006, the Company conducted the closing of a private placement (the “December 2006 Offering”) of Full Units. The Company received $1,262,800 in aggregate gross proceeds from the sale of 345,973 Full Units in the December 2006 Offering. The shares were sold at a price of $3.65 per share, and the warrants issued in the December 2006 Offering are exercisable at $5.51 per share.
          In connection with the December 2006 Offering, the Company utilized the placement services of Galileo and Network. For their services, Galileo and Network received commissions in an aggregate of $77,230 and warrants to purchase an aggregate of 21,164 shares of the Company’s common stock. The Company also paid Galileo a non-accountable expense allowance of $23,169. In addition, the Company incurred legal and other costs totaling $48,274 in connection with the December 2006 Offering. Total costs associated with the December 2006 Offering were $148,673, which costs have been netted against the proceeds received.
          The Company filed a registration statement on January 25, 2007 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale of the and resale of the shares and the warrant shares sold in the December 2006 Offering. The registration statement was declared effective on February 6, 2007.
April 2007 Offering
     In April through June of 2007, the Company conducted two closings of a private placement (the “April 2007 Offering”) of Units. The Company received $5,330,378 in aggregate gross proceeds from the sale of 2,030,620 Units in the April 2007 Offering. The Units were sold at $2.625 per Unit and the warrants are exercisable at $3.68 per share. Each warrant became exercisable on October 31, 2007 and remains exercisable until October 31, 2010.

          In connection with the April 2007 Offering, the Company utilized the services of Galileo and Network. For their services, Galileo and Network received commissions in an aggregate of $553,539 and warrants to purchase an aggregate of 203,062 shares of the Company’s stock. The Company also paid Galileo a non-accountable expense allowance of $160,000. In addition, the Company incurred legal and other costs totaling $44,333 in connection with the April 2007 Offering. Total costs associated with the April 2007 Offering were $757,872, which costs have been netted against the proceeds received.
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
December 2007 Offering
          In December, 2007, the Company conducted the closing of a private placement (“December 2007 Offering”) of Units. The Company received approximately $6,203,200 in aggregate gross proceeds from the sale of 2,007,508 Units in the December 2007 Offering. The Units were sold at $3.09 per Unit. The exercise price of the four-year warrants issued as part of the December 2007 Offering was $4.74 per share.
          In connection with the December 2007 Offering, we utilized the placement services of Galileo and Spencer Clarke. For their services, Galileo and Spencer Clarke received commissions and due diligence fees of an aggregate of $619,158 and warrants to purchase 200,751 shares of our common stock. The Company also paid the placement agents a non-accountable expense allowance of $150,000 and incurred $16,750 in other costs in connection with the first closing December 2007 Offering. Total costs associated with the first closing of the December 2007 Offering were $785,908, which costs have been netted against the proceeds received.
          On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,626 shares of common stock at $3.09 per share and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.
          In connection with the December 2007 Offering, the Company filed a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued to the placement agents. As of March 28, 2008, the registration statement had not been declared effective.
Non-Cash Financing Activities
          On April 11, 2005, the board of directors authorized the issuance of 60,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from April 11, 2005 through October 31, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April 11, 2005 and $204,000 was charged to selling, general and administrative expense in 2005.
          On July 22, 2005, the board of directors authorized the issuance of 70,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $161,778 was charged to selling, general and administrative expense in the year ended December 31, 2005, and the balance of $20,222 was charged to selling, general and administrative expense during 2006.
          On January 5, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on the trading price of the common stock on January 23, 2006. The Company recorded general and selling, expense of $300,000 during the year ended December 31, 2006.

          On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the year ended December 31, 2006 and 2007, the Company charged $310,555 and $37,445, respectively to selling, general and administrative expenses.
          On September 22, 2006, the Board of Directors authorized the issuance of 9,000 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from September 22, 2006 through December 21, 2006. The shares were valued at $22,050 based on the trading price of the common stock on September 22, 2006. During the year ended December 31, 2006, the Company charged $22,050 to selling, general and administrative expenses.
          October 1, 2006, the Board of Directors authorized the issuance of 80,000 shares of common stock to Boston Financial Partners, Inc. for consulting services performed through November 15, 2006. The shares were valued at $216,000 based on the trading price of the common stock on October 1, 2006, and were recorded in selling, general administrative expenses during the year ended December 31, 2006.
          On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on October 5, 2006. During the year ended December 31, 2007, the Company charged $204,960 to selling, general and administrative expenses.
          On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. During the years ended December 31, 2006 and 2007, the Company recorded $205,800 and $343,000, respectively as selling, general and administrative expense.
          On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, as consideration for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $558,600 related to the agreement.
          Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, as consideration for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $517,500.
          On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to consulting expense in the year ended December 31, 2007.
          On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the year ended December 31, 2007, we recorded selling, general and administrative expense of $224,813 related to the agreement and the balance of $592,687 is included in prepaid consulting at December 31, 2007.
          We issued 10,000 options to a consultant and an investor during the year ended December 31, 2007 which resulted in compensation expense of $35,300 which is included in selling, general and administrative expense. In pricing these options, the Company used the Black-Scholes pricing model with the following weighted-average assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of one year; and dividend yield of 0%.
          On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, we y recorded selling, general and administrative expense of $56,000 related to the agreement and the balance of $280,000 is included in prepaid consulting at December 31, 2007.
          On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The first 25,000 shares were valued at $104,250 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, we recorded selling, general and administrative expense of $104,250 related to the agreement and the issuance of the first 25,000 shares. This agreement was terminated on January 29, 2008.
          On February 5, 2008, the Board of Directors authorized the issuance of up to 300,000 shares of common stock to LWP1, Inc. for financial advisory services over a 15 month period. LWP1 replaced Madden Consulting, Inc. as our principal U.S. based investor relations consultant. The shares were issued in February 2008 and are being released to LWP1 in 2008 in increments of 150,000 shares pursuant to the terms of the agreement.
Item 6. Selected Financial Data
          Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial data contained in the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Acquisition of Jade Pharmaceutical Inc.
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
          Sales of JJB’s products are approximately 40% to individuals and 60% to institutional or hospital customers. JJB employs regional sales managers and over three hundred representatives who contact distributors throughout China. There are eighteen distributors who purchase products from JJB. Distributors have the right to return product only if the product is defective.
          In order to capitalize on the Chinese interest in anti-aging products, nutritional supplements and cosmetic products, in July 2007, JPI began direct distribution of similar products through retail outlets owned and managed by sub-operators known as “Jade Healthy Supermarkets.” The Jade Healthy Supermarkets are small retail stores operated by sub-operators who sell JPI’s products at retail to consumers. As a result of this experience, JPI has refocused these activities to concentrate on sales to beauty clinics who could offer anti-aging clinical treatments to its clients. These clinics are now called “JPGreen Health and Beauty Clinics.” There are currently eight existing JPGreen Health and Beauty Clinics, which are owned by others. These JPGreen locations, typically 300-900 square feet in size, are being developed through in-house store openings and through the acquisition of existing beauty and spa businesses. The typical JPGreen Clinic is anticipated to generate, on average approximately $400,000 to $700,000 in annual sales with an average net profit margin of at least 30%. Numerous existing beauty and spa businesses have indicated their interest in being acquired and converted to JPGreen Health and Beauty Clinics. We have formed a WFOE to manage the JPGreen Health and Beauty Clinic operations, Upon receipt of adequate funding, JPI anticipates the management and possible acquisition of approximately 200 locations in fiscal year 2008. There can be no assurance that any of the intended acquisitions are completed or that JPI will receive the necessary funding to adequately finance the management and operation of JPGreen Health and Beauty Clinics.
The Current Chinese Economic and Market Environment
          We operate in a challenging economic and regulatory environment that has undergone significant changes in technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise while also expanding in the service sector with the JPGreen Health and Beauty Clinics.
          The current economic and market environment is:
•	China is experiencing growth rate of 8 – 10% per year as measured by the gross domestic product;

•	China’s pharmaceutical market is estimated at $100 billion as reported by the IMS HealthAccess and is growing at a rate of 20% annually;

•	The Chinese demand for over the counter pharmaceutical market is growing at a rate of approximately 30% per year.
          As such, in the pharmaceutical market, we plan to achieve our goals by combining our cancer detection, new products acquisitions, and vaccine technology with JPI’s China- based pharmaceutical manufacturing, consumer sales, and clinical trials expertise.
          We believe that the acquisition of JPI will enable us to:
•	Gain access to the fastest growing pharmaceutical and consumer market in the world, China.

•	Platform to in-license North American drugs for manufacture and sale in China and through out Asia;

•	Expand DR-70® and combined immunogene therapy technologies clinical trials, sales, and marketing into China and Asia; and

•	Create new opportunities for cancer related product development in China.

JPI’s Research and Development
          In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired. JJB and YYB currently perform all of their own research and development activities on new products at their own facilities.
          The primary reasons for a decline in research and development expenditures are due to:
•	Most products manufactured by JPI are acquired through the purchase of the product licenses. As part of the acquisition process, approval for manufacture by the SFDA must be received prior to payment.

•	Research and development costs regarding DR-70® has decreased due to the reduction in the use of outside consultants and utilization of in-house personnel.
          During the fiscal years ended December 31, 2007 and 2006, we spent $28,628 and $395,964, respectively, on research and development related to DR-70®. Included in the 2006 research and development expense is approximately $300,000 which was utilized for further research and development of DR-70® in China. During the 2008 fiscal year, we do not expect to incur significant expenditures for research and development in furtherance of the FDA and SFDA application for approval of DR-70®.
Liquidity and Capital Resources
          Our total assets increased to $32,867,178 at December 31, 2007 from $19,240,613 at December 31, 2006.
          From December 31, 2006 to December 31, 2007, our cash and cash equivalents increased by approximately $4,573,000, primarily because of the receipt of net proceeds from two private placements, one conducted in April and May 2007 and one in December 2007. However, due to working capital requirements of JPI and selling, general and administrative expenses incurred by AMDL, cash usage continues to exceed cash generation. As of March 20, 2008, cash on hand was approximately $4,875,000 and cash is being depleted at the rate of approximately $425,000 per month. This monthly amount does not include any expenditures related to further development or attempts to license our combination immunogene therapy (“CIT”) technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
          Assuming (i) the current level of revenue from the sale of DR-70® kits to our distributors and our principal OEM products do not increase in the near future, (ii) we do not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application (iii) we do not conduct any full scale clinical trials, (iv) no outstanding options or warrants are exercised, and (v) JPI is able to sustain operations without any additional cash infusion, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through March 2009.
          From December 31, 2006 to December 31, 2007 our current assets consisting of accounts receivables, inventories and prepaid expenses and other current assets increased approximately $3,004,000.
          Accounts receivable increased approximately $1,413,000 due to increased sales in the third and fourth quarter of 2007 and the effect of exchange rates. Normal credit terms of 90 days are granted to customers. This period may lengthen depending on customer size and the market conditions in the Chinese market place.
          Prepaid expenses, other current assets and inventory increased approximately $1,592,000 from December 31, 2006 to December 31, 2007. The primary reason for the increase is due to deposits on materials used in the production of Human Placental Histosolution (Goodnak) and approximately $499,999 of cash held for our benefit by Shenzen Jiekang Technologies Ltd (“Jiekang”). As JPI is a British Virgin Island Company, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Jiekang to hold funds as a trustee for JPI even though no formal trust agreement exists. This type of transaction is common in China and is adopted by many overseas companies without an operations license.

     Our total outstanding indebtedness increased to $7,145,665 at December 31, 2007 as compared to $6,577,457 at December 31, 2006. The reason for the increase is due to an increase in accounts payable and other accrued expenses due to business expansion, as well as exchange rate changes.
     There are significant uncertainties which could negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
     The Company expects to incur capital expenditures of approximately one million dollars at our China facility in 2008 in the form of additional manufacturing lines to enable additional products to be manufactured and repairs to existing facilities to comply with Good Manufacturing Process (“GMP”) standards. These capital expenditures are necessary to produce newly-licensed products efficiently and retain GMP certification. It is anticipated that these capital expenditures will be financed by raising additional capital through the sale of equity securities and internally generated funds. In addition to the capital expenditures, there will be an increase in expenditures in China for additional direct manufacturing staff, additional working capital and for selling, general and administrative purposes.
     The Company expects to expend $250,000 in 2008 in initial licensing fees under the MyGene HPV Test Kit license agreement and will also be obligated to pay royalties for kit sales in the future.
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
     If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.
     Revenue Recognition. The Company generates revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and will begin the direct distribution of pharmaceutical products through retail outlets known as “JPGreen Health and Beauty Clinics.”
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

     Direct Distribution. Commencing in July 2007, JPI began direct distribution of pharmaceutical products through the Jade Healthy Supermarkets. The Jade Healthy Supermarkets are small retail stores operated by independent third parties who sell JJB’s products at retail to consumers. Pursuant to these arrangements, JJB receives a one-time, non-refundable up front fee from the operator of the retail stores. As of December 31, 2007 there were eight retail stores in operation. JJB received a one-time, non-refundable up front fee from each of the sub-operators of the retail stores. By a supplementary agreement, JJB assigned all these shops to Shanghai Jiezheng (formerly known as “Shanghai Xiangen”) who provided leasehold improvements and equipment to the sub-operators in the establishment of the Retail Stores, in return, Shanghai Jiezheng will take over all responsibilities and rights for the stores. All inventories in the retail shops will be consigned to the operators of the retail stores for sale to consumers. Therefore, the operational results of the sub-operators will accounted for by Shanghai Jeizheng. Revenues from the sale of JJB’s products at the retail store level will be recognized by the Company at the time products are sold to Shanghai Jiezheng.
     As of December 31, 2007, the Company received $314,762 in upfront fees from Jade Healthy Supermarket store operators. The Company deferred recognition of these up-front, non-refundable fees until the retail stores were opened, at which time the Company has no further obligations to the store operator. All retail stores were opened, and accordingly, the Company amortized $80,000 of the up-front fees received as revenues and expensed commissions paid to Shanghai Jiezheng for finding sub-operators in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
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
     Litigation. We account for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.
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
     Prior to 2006, share-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For 2005, net income reflects compensation expense for option awards valued in accordance with APB Opinion No. 25.
     The provisions of SFAS No. 123(R), “Share-Based Payment” were adopted on January 1, 2006 using the modified prospective transition method. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
     SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during 2006 or 2007.
Results of Operations
Year Ended December 31, 2007 Compared to Years Ended December 31, 2006 and 2005
     The results of operations for the years ended December 31, 2007, 2006 and 2005 are not comparable due to the acquisition of JPI on September 28, 2006. JPI’s results of operations have been included in the Company’s consolidated results since the date of acquisition.
     Net Revenues. During the year ended December 31, 2007, the Company generated aggregated revenues of $14,929,100 from product sales and approximately $80,000 from the amortization of up-front fees.
Corporate.
     Net revenues for AMDL were $115,801 in 2007 compared to $71,055 in 2006 and $67,565 in 2005. There was an increase in revenues from AMDL’s traditional products of approximately $44,750 between 2007 and 2006. This increase is due to increased orders for the DR-70® test kits and OEM products as well as a price increase that went into effect in 2007. The increase in net revenues between 2006 and 2005 was immaterial.
     The continued low level of DR-70® and OEM product sales is disappointing to management of the Company. Our existing distributors have not been effective and no new distributors were engaged in 2007. Market acceptance of our DR-70® kits has been slower than originally anticipated, in part due to the fact that the DR-70® kit has not yet received FDA approval. In addition, the Company has not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.

     During 2008, we expect sales of OEM products to be at the same level as experienced in 2007. Assuming FDA approval of DR-70® sometime in 2008, we expect sales of DR-70® to increase in 2008, but any such increase in sales is not expected to impact significantly our operating results for 2008. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for the year ended December 31, 2007. Sales in 2008 could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
China-Wholesale
     China-Wholesale’s net revenues were $14,813,299 for the year ended December 31, 2007.
     Revenues at JJB increased 177% for the fourth quarter ended December 31, 2007 as compared to the comparable quarter in 2006. This was primarily due to the introduction of seven new pharmaceutical products listed below:
•	Human Placental Histosolution (Goodnak)

•	Levofloxacin Lactate and Sodium Chloride Injection

•	50% NACL G.S.

•	Metronidazole Injection

•	Levofloxacin Hydrochloride Injection

•	Ondansetron Hydrochloride Injection

•	Domperidone Tablet.
     Revenues at YYB increased 55% for the quarter ended December 31, 2007 as compared to the same quarter in 2006 due to the increase in demand for medical products in China as well as expansion into new regions.
     China-Wholesale’s top five selling products for the year ended December 31, 2007 were:

Percent of
Total
China-Wholesale
Name	Sales
Domperidone Tablets	34.81%
Human Placental Histosolution (Goodnak)	24.67%
Diavitamin, Calcium Hydrogen Phosphate and Lysine Tablets	9.46%
Levofloxacin Lactate and Sodium Chloride Injection	5.91%
GS (5% and 10%)	4.69%

79.54%

China-Direct Distribution
     The Company received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. The Company deferred recognition of these fees until opening of these stores. Net revenue was approximately $80,000, consisting of amortized up-front fees for the year ended December 31, 2007. China-Direct had no revenues in the year ended December 31, 2006 or prior to the acquisition of JPI.
     Gross Profit. The Company’s gross profit for the fiscal year ended December 31, 2007 was $8,105,692 of which JPI contributed $8,009,280. For the fiscal years ended December 31, 2006 and 2005, the gross profit was $933,493 and $54,970, respectively of which JPI contributed $891,677 in 2006.
Corporate
     Gross profit increased approximately 131% to $96,412 for the year ended December 31, 2007 from $41,816 for the year ended December 31, 2006 and approximately 75% compared to $54,970 in 2005 from the sales of OEM products and DR-70® due to the increase in sales price and increased sales volume of the DR-70® kit.

China-Wholesale
     China-Wholesale’s gross profit was $2,584,780 for the three months ended December 31, 2007, a 190% increase over the same period in 2006 China-Wholesale’s gross profit for the year ended December 31, 2007 was $7,929,280 or 54%. This increase can be attributed to a change in the product mix and reduced manufacturing overhead due to economies of scales due to the increase in sales. The change in product mix was principally the production of Human Placenta Histosolution (Goodnak) and Domperidone Tablet with an approximate profit margin of 75% and 71%, respectively.
     The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of building, land use rights, and manufacturing equipment, amortization of production rights, utilities and repairs and maintenance. China-Wholesale’s gross profit was positively impacted by increased production efficiencies and manufacturing of products with higher margins. This increase was offset in part by increases in the cost of raw materials.
     Management anticipates gross profit margins for China-Wholesale to remain at about the same level for the year ending December 31, 2008, as was experienced for the year ended December 31, 2007. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2007 especially as the product sales mix changes. Gross profit could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
China-Direct Distribution
     China-Direct Distribution’s revenues and gross profit for the year ended December 31, 2007 was approximately $80,000.
     Research and Development. Research and development expense for the Company for the year ended December 31, 2007 was $28,628 compared to $395,964 and $272,650 for the years ended December 31, 2006 and 2005, respectively.
Corporate
     All research and development costs incurred during the year ended December 31, 2007 was incurred by AMDL. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA. The decrease in research and development cost at Corporate is attributed in part to performing functions in house that was once performed by outside consultants. Research and development expense are anticipated to increase during 2008 due to contracting outside laboratories and consulting who are assisting with responses to the questions posed by the USFDA regarding DR-70® and additional testing required to respond to outstanding USFDA questions.
China-Wholesale and China-Direct Distribution
     JPI currently performs all of its own research and development activities on new products at their own facilities.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company were $9,869,483 for the year ended December 31, 2007 as compared to $6,311,310 and $2,326,224 for fiscal 2006 and 2005, respectively.
     Selling, general and administrative expenses are anticipated to increase in 2008 as JPI pharmaceutical sales expands into new distribution agreements and expands it’s distribution base and also due to the expansion of the JPGreen Spa and Clinics.

Corporate
     We incurred selling, general and administrative expenses of $7,539,279 primarily consisting of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the year ended December 31, 2007 of approximately $2,179,000 for common stock, options and warrants issued to consultants for services and approximately $1,507,000 for options issued to employees and directors.
     The table below details the major components of selling, general and administrative expenses incurred at Corporate for the year ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
Investor relations (including value of warrants/options)	$2,184,293	$1,697,722	$571,654
Salary and wages (including value of options)	$2,417,310	$903,957	$779,077
Directors fees (including value of options)	$909,359	$2,313,740	$198,000
Consulting fees	$258,584	$22,050	$21,705
Accounting and other professional fees	$456,088	$167,859	$57,554
Legal	$322,585	$167,105	$116,201
China-Wholesale
     China-Wholesale incurred selling, general and administrative expenses of $2,330,204 for the year ended December 31, 2007. Major components were amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. For the three months ended December 31, 2006, selling, general and administrative expenses were $335,182, or $1,340,000 on an annualized basis. Selling, general and administrative expenses increased 74% in 2007 when compared to annualized 2006 expenses. The increase is attributed to increase in advertising and promotion due to new products, additional travel for sales staff, an increase in staff at the administrative level and increases in salaries and benefits.
     Currently, sales are distributed geographically as follows:

Geographic Location – China
Southeastern	24%
Eastern	15%
Central	40%
Northeastern	20%
Southwestern	1%
     JPI’s goal is to expand its distribution network into 36 key cities within the near future.
China-Direct Distribution
     China-Direct Distribution did not incur selling, general and administrative expenses during the year ended December 31, 2007.

     Interest Income and Expense. Interest income, net of interest expense for the Company for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 was $10,014, $27,033 and $38,039, respectively. Interest expense was $377,379 and $90,433 for the years ended December 31, 2007 and 2006, respectively. Interest expense for the year ended December 31, 2005 was nil.
Corporate.
     All interest income represents interest paid on deposits held at financial institutions. Interest income decreased $18,208 from $27,033 for the year ended December 31, 2006 to $8,825 for the year ended December 31, 2007 due to the significantly lower average cash balances maintained by the Company. The decrease of $29,214 from $38,039 for the year ended December 31, 2005 as compared to $8,825 for the year ended December 31, 2007 was also due to lower cash balances maintained by the Company.
     Interest expense for the year ended December 31, 2007 was $3,871. For years ended December 31, 2006 and 2005 interest expense was nil.
China-Wholesale
     JPI incurred interest expense of $373,508 and $90,433 for the year ended December 31, 2007 and 2006, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations.
     Loss from Operations and Net Loss. As a result of the factors described above, in fiscal year 2007 the Company’s consolidated net loss was $2,351,754 or ($0.20) per share compared to fiscal year 2006 when the Company’s consolidated net loss was $5,867,428 or ($0.83) per share and compared to a net loss of $2,506,665 or ($0.50) per share for fiscal year 2005.
     The increase in loss from operations and net loss during the year ended December 31, 2007 was due in part to an increase in selling, general and administrative expenses incurred by the U.S. segment. The majority of the selling, general and administrative expenses were for non-cash expenses of approximately $1,507,000 for the fair value of options granted to employees and directors for services and approximately $2,179,000 for the value of common stock issued to consultants for services. This overall loss was offset by net income generated by JPI for the year ended December 31, 2007 of approximately $5,119,496.
     Assets and liquidity
     At December 31, 2007, the Company had total assets of $32,867,178 compared to total assets of $19,240,613 at December 31, 2006. The primary reason for the increase was the receipt of net proceeds of $9,989,797 from private placements in 2007, offset by the purchase of property and equipment of $2,536,163, and the purchase of product licenses of $2,561,773.
     Cash and cash equivalents totaled $6,157,493 as of December 31, 2007, an increase of $4,572,520 (288.5%) from $1,584,973 at December 31, 2006.
     For the year ended December 31, 2007, cash used in operations was $124,243. The major components were the net loss of $2,351,754 offset by non-cash expenses of $1,507,310 related to the fair value of options granted to employees and directors, $2,179,089 related to common stock, warrants and options issued to consultants for services and $1,265,782 for depreciation and amortization.
     Cash used in investing activities for the year was $5,672,059. The major components were the purchase of property and equipment of $2,536,163 and the purchase of product licenses of $2,561,773.
     Net cash provided by financing activities was $10,273,271 for the year ended December 31, 2007, primarily consisting of the net proceeds of $9,989,797 from the issuance of common stock and proceeds of $418,697 from the exercise of warrants and options.
     On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,626 shares of common stock at $3.09 per share and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.

Going Concern
     The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,506,665, $5,867,428 and $2,351,754 during the years ended December 31, 2005, 2006 and 2007, respectively, and had an accumulated deficit of $36,886,897 at December 31, 2007. In addition, the Company used cash in operations of $2,064,694, $1,938,285 and $124,243 during the years ended December 31, 2005, 2006 and 2007, respectively.
     At March 20, 2008, the Company had cash on hand of approximately $4,875,000 and cash is being depleted at the rate of approximately $425,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through March 2009.
     The Company’s near and long-term operating strategies focus on (i) obtaining Food and Drug Administration (“FDA”) and China’s State Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our CIT technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products.
     The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, to conduct clinical trials which may be required to receive FDA approval after March 2009 is the sale of securities.
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

Forward Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements which we make involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with failure to obtain FDA and SFDA approval for DR-70®, lack of demand for our products, dependence on licensees and on management, governmental regulations, technological changes, and intense competition. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our primary customers are located in the Peoples Republic of China. As such, all of our transactions with our customers and vendors are denominated in the Yuan Renminbi (“CNY”). Since July 2005, the Chinese central bank has benchmarked the CNY against a basket of currencies. As of December 31, 2007, the functional currency of JPI is the CNY and AMDL is the U.S. Dollar.
     In the past, the value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Historically, the Chinese government benchmarked the RMB exchange ratio against the United States dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk.
     Given the volatility of the U.S. dollar relative to other world currencies included in the basket of currencies against which the RMB is benchmarked, we are subject to foreign currency exchange rate fluctuation risk. Historically, the risk has been insignificant. However, no assurances can be given that the risks related to currency deviations of the RMB will not increase in the future. Additionally, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Item 8. Financial Statements
AMDL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AMDL, Inc.
We have audited the accompanying consolidated balance sheets of AMDL, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMDL, Inc. and subsidiary as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through December 31, 2007, and has an accumulated deficit at December 31, 2007. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
/s/ KMJ Corbin & Company LLP
Irvine, California
March 31, 2008

AMDL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,584,973	$6,157,493
Accounts receivable, net	1,541,877	2,954,902
Inventories	740,658	921,135
Prepaid consulting	647,627	872,688
Prepaid expenses and other current assets	62,267	1,248,637

Total current assets	4,577,402	12,154,855

Property and equipment, net	9,129,904	11,672,462
Intangible assets, net	3,881,872	5,615,312
Other assets	1,651,435	3,424,549

Total assets	$19,240,613	$32,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,910,154	$1,679,636
Income taxes payable	—	59,332
Deferred revenue	—	246,758
Current portion of notes payable	3,060,662	5,159,939

Total current liabilities	4,970,816	7,145,665

Notes payable, net of current portion	1,606,641	—

Total liabilities	6,577,457	7,145,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,195,697 and 15,079,528 shares issued at December 31, 2006 and 2007, respectively; 10,095,697 and 14,979,528 shares outstanding at December 31, 2006 and 2007, respectively	10,096	14,980
Additional paid-in capital	47,209,931	61,525,001
Accumulated other comprehensive (loss) income	(21,728)	1,068,429
Accumulated deficit	(34,535,143)	(36,886,897)

Total stockholders’ equity	12,663,156	25,721,513

Total liabilities and stockholders’ equity	$19,240,613	$32,867,178

See accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2005	2006	2007
Net revenues	$67,565	$2,103,936	$15,009,100
Cost of sales	12,595	1,170,443	6,903,408

Gross profit	54,970	933,493	8,105,692

Operating expenses:
Research and development	272,650	395,964	28,628
Selling, general and administrative	2,326,224	6,311,310	9,869,483

	2,598,874	6,707,274	9,898,111

Loss from operations	(2,543,904)	(5,773,781)	(1,792,419)

Other income (expense):
Other income (expense), net	38,039	27,033	(18,856)
Interest expense net	—	(90,433)	(377,379)

Total other income (expense), net	38,039	(63,400)	(396,235)

Loss before provision for income taxes	(2,505,865)	(5,837,181)	(2,188,654)

Provision for income taxes	800	30,247	163,100

Net loss	(2,506,665)	(5,867,428)	(2,351,754)

Other comprehensive loss (gain):
Foreign currency translation (loss) gain	—	(21,728)	1,090,157

Comprehensive loss	$(2,506,665)	$(5,889,156)	$(1,261,597)

Basic and diluted loss per common share	$(0.50)	$(0.82)	$(0.20)

Weighted average common shares outstanding — basic and diluted	5,002,886	7,117,893	11,718,586

See accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2005, 2006 and 2007

					Additional		Accumulated Other		Total
	Common Stock		Preferred Stock		Paid-in	Prepaid	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Consulting	Income (Loss)	Deficit	Equity
Balance, January 1, 2005	4,700,178	$4,700	—	$—	$30,394,728	$—	$—	$(26,161,050)	$4,238,378
Common stock issued for cash, net of issuance costs of $138,814	632,718	633	—	—	867,553	—	—	—	868,186
Common stock issued for consulting services	130,000	130	—	—	385,870	(386,000)	—	—	—
Estimated fair market value of options and warrants issued to third parties	—	—	—	—	20,500	(20,500)	—	—	—
Amortization of prepaid consulting costs	—	—	—	—	—	384,611	—	—	384,611
Net loss	—	—	—	—	—	—	—	(2,506,665)	(2,506,665)

Balance, December 31, 2005	5,462,896	5,463	—	—	31,668,651	(21,889)	—	(28,667,715)	2,984,510
Reclassification of prepaid consulting upon adoption of SFAS No. 123(R)	—	—	—	—	(21,889)	21,889	—	—	—
Common stock issued for cash, net of issuance costs of $503,244	1,347,351	1,348	—	—	2,570,703	—	—	—	2,572,051
Common stock issued in connection with JPI Acquisition	2,643,000	2,643	—	—	7,926,357	—	—	—	7,929,000
Stock options issued in connection with JPI acquisition	—	—	—	—	595,000	—	—	—	595,000
Common stock issued for consulting services	529,000	529	—	—	1,639,281	—	—	—	1,639,810
Estimated fair market value of warrants and common stock issued to third parties for services	—	—	—	—	128,155	—	—	—	128,155
Stock-based employee and director compensation	—	—	—	—	2,397,700	—	—	—	2,397,700
Exercise of warrants and options	113,450	113	—	—	305,973	—	—	—	306,086
Translation loss	—	—	—	—	—	—	(21,728)	—	(21,728)
Net loss	—	—	—	—	—	—	—	(5,867,428)	(5,867,428)

Balance, December 31, 2006	10,095,697	10,096	—	—	47,209,931	—	(21,728)	(34,535,143)	12,663,156
Common stock issued for cash, net of issuance costs of $1,543,780	4,038,128	4,038	—	—	9,985,759	—	—	—	9,989,797
Common stock issued for consulting services	690,000	690	—	—	2,333,160	—	—	—	2,333,850
Estimated fair market value of warrants and options issued to third parties for services	—	—	—	—	70,300	—	—	—	70,300
Stock-based employee and director compensation	—	—	—	—	1,507,310	—	—	—	1,507,310
Exercise of warrants and options	155,703	156	—	—	418,541	—	—	—	418,697
Translation gain	—	—	—	—	—	—	1,090,157	—	1,090,157
Net loss	—	—	—	—	—	—	—	(2,351,754)	(2,351,754)

Balance, December 31, 2007	14,979,528	$14,980	—	$—	$61,525,001	$—	$1,068,429	$(36,886,897)	$25,721,513

See accompanying notes to consolidated financial statements.

AMDL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(2,506,665)	$(5,867,428)	$(2,351,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,508	310,372	1,265,782
Fair market value of options granted to employees and directors for services	—	2,397,700	1,507,310
Fair market value of common stock, warrants and options expensed for services	384,611	1,120,338	2,179,089
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(101,197)	(986,262)
Inventories	(10,636)	(111,364)	(155,270)
Prepaid consulting, expenses and other assets	(71,470)	40,844	(1,600,348)
Accounts payable and accrued expenses	31,958	272,450	(281,061)
Income taxes payable	—	—	59,332
Deferred revenue	—	—	238,939

Net cash used in operating activities	(2,064,694)	(1,938,285)	(124,243)

Cash flows from investing activities:
Purchase of property and equipment	(10,937)	(2,797)	(2,536,163)
Purchase of product licenses	—	(332,587)	(2,561,773)
Advances to agent for retail operations	—	—	(574,123)
Cash paid for acquisition of JPI, net of cash acquired	—	(395,756)	—

Net cash used in investing activities	(10,937)	(731,140)	(5,672,059)

Cash flows from financing activities:
Payments on notes payable	—	(103)	(135,215)
Proceeds from issuance of common stock, net of cash offering costs of $138,814, $503,244 and $1,543,780 in 2005, 2006, and 2007, respectively	868,186	2,572,051	9,989,797
Proceeds from the exercise of warrants and options	—	306,086	418,697

Net cash provided by financing activities	868,186	2,878,034	10,273,279

Effect of exchange rates on cash and cash equivalents	—	(21,728)	95,543

Net change in cash and cash equivalents	(1,207,445)	186,881	4,572,520

Cash and cash equivalents, beginning of year	2,605,537	1,398,092	1,584,973

Cash and cash equivalents, end of year	$1,398,092	$1,584,973	$6,157,493

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$27,034	$56,707

Cash paid during the year for taxes	$800	$800	$105,990

See Notes 2, 10, 11, and 12 to consolidated financial statements for non-cash investing and financing activities.
See accompanying notes to consolidated financial statements.

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
Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,506,665, $5,867,428 and $2,351,754 during the years ended December 31, 2005, 2006, and 2007 respectively, and had an accumulated deficit of $36,886,897 at December 31, 2007. In addition, the Company used cash in operations of $2,064,694, $1,938,285 and $124,243 during the years ended December 31, 2005, 2006, and 2007, respectively. At March 20, 2008, the Company had cash on hand of approximately $4,875,000 and cash is being depleted at the rate of approximately $425,000 per month. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the United States Food and Drug Administration’s (“USFDA”) concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants or options are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses through March 2009.
The Company’s near and long-term operating strategies focus on (i) obtaining USFDA and China’s State Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products.
The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, or to conduct clinical trials which may be required to receive USFDA approval after March 2008 is the sale of securities. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
The Company is investigating various financing alternatives, but there can be no assurance that these financing transactions will close or, if closed what the amount or timing thereof will be. In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future. In June 2006, the Company submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. As of March 20, 2008, AMEX has not yet issued its final letter stating that the Company is in compliance with the Continued Listing Standards.

These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
Reverse Stock Split
On September 28, 2006, the Company’s Board of Directors effected a one-for-five reverse stock split of its common stock. All share and per share information for the periods presented herein has been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI, from date of acquisition (see Note 2). Intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Reclassifications aggregating $135,000 to cost of sales have been made to the prior year consolidated financial statements in order to conform the presentation to the statements for the year ended December 31, 2007. The principal items included in the reclassification were amortization of land use rights, additional depreciation of plant and equipment used in manufacturing operations and transportation costs.
Revenue Recognition
The Company generates revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and the direct distribution of pharmaceutical products through retail outlets.
The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is reasonably assured. Product sales revenue is recognized upon passage of title to customers, typically upon delivery of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), JPI’s revenues are reported net of value added taxes (“VAT”) collected.
Wholesale Sales
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer, provided the criteria in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, are met. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
Direct Distribution
On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai XiangEn Food Company Co. Ltd. (“Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are operated by independent third parties who sell JJB’s products at retail to consumers.

Originally, Shanghai XiangEn recruited “sub-operators” for the retail stores in exchange for a commission. Under the terms of the original agreement with Shanghai XiangEn, JJB was required to pay a commission to Shanghai XiangEn based on two percent (2%) of the gross sales of the products sold at retail by the sub-operators of the retail stores. Pursuant to an amended agreement, this commission has been waived in the future. At December 31, 2007, JJB accrued $20,645 for commissions to Shanghai XiangEn for finding the sub-operators, representing commission expense for the year ended December 31, 2007.
In order to facilitate the development of the retail stores, JJB made advances of $574,123 to Shanghai XiangEn. Funds advanced were intended for general working capital purposes, including leasehold improvements and equipment needed to establish the retail stores.
During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which is being recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened at which time JJB began amortizing the up-front fees over the two year contract period. For the year ended December 31, 2007, the Company recorded approximately $80,000 of the up-front fees received as revenues.
JJB consigns inventories to the operators of the retail stores for sale to consumers. As a result, the sub-operators do not take ownership of the inventories at their stores until the products are sold to the consumer. Revenues from the sale of JJB’s products at the retail store level are recognized by the Company at the time products are sold by the retail stores. Through December 31, 2007, the retail stores had not generated any sales of JJB’s products, accordingly, no revenues were recognized in the accompanying consolidated statements of operations.
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
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at year end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a component of stockholders’ equity. A translation loss of $21,728 for the year ended December 31, 2006 and a translation gain of $1,090,157 for the year ended December 31, 2007 are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	5 to 30 years
Machinery and equipment, including lab equipment	5 to 15 years
Office equipment	3 to 10 years
Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations. Interest costs relative to construction in progress are not capitalized due to the short construction period.
Intangible Assets
Intangible assets consist of intellectual property, production rights, land use rights, non-compete agreements, customer relationships and trade name and logo (see Note 5).
Intellectual Property
The Company owns intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The purchase price is being amortized over the expected useful life of the technology, which the Company determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life.
Production Rights
The Company acquires production rights to manufacture medicines in China from companies that develop, test and obtain necessary regulatory approvals for such medicines. Production rights are amortized on a straight-line basis over 10 years, which the Company has estimated as the economic life of the related products.
Land Use Rights
The Company leases certain parcels of land from the Chinese government for original terms ranging from 40 to 50 years. Land use rights are amortized on the straight-line basis over the weighted-average remaining lease terms of 33 years.

Non-Compete Agreements
Non-compete agreements were entered into with Jade and certain of its officers. The non-compete agreements are amortized over their 5-year term using the straight-line method.
Customer Relationships
In connection with the acquisition of JPI, the Company allocated a portion of the purchase consideration to the estimated fair value attributable to customer relationships. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful life of 7 years.
Trade Name and Logo
In connection with the acquisition of JPI, the Company allocated a portion of the purchase consideration to the estimated fair value attributable to trade names and. These intangible assets are amortized on the straight-line basis over their estimated useful life of 10 years.
Advance of Funds
The Company advanced funds to Shanghai XiangEn in order to facilitate the development of the retail stores. The Company entered into a letter of intent to acquire Shanghai XianEn, subject to the negotiation of a definitive agreement and obtaining all requisite approvals from appropriate Chinese governmental authorities. It was the Company’s intent that the advance would be forgiven as part of the purchase price paid for Shanghai XiangEn.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Risks and Uncertainties
Manufacturing and Distribution Operations in China
JJB and YYB operate as wholly owned foreign enterprises (“WFOE”) in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
JJB and YYB are subject to the China Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require the Company to incur additional expenditures which could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
As JPI is a British Virgin Island Company, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Shenzhen Jiekang Technologies Ltd (“Jiekang”) to hold funds as a trustee for JPI even though no formal trust agreement exists. This type of transaction is common in China and is adopted by many overseas companies without an operations license. The balance of the amount at December 31, 2007 is approximately $498,726, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The Company is unsecured in this arrangement and accordingly may not be able to recover this amount if Jiekang becomes insolvent.
Additionally, the Company has advanced $574,123 for the development of the retail stores to Shanghai XiangEn. The Company may not be able to recover the amounts advanced if all of the retail stores are not successfully developed.
Regulatory Environment
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
Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its DR-70® kit. In May 2002, the Company decided to begin the USFDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and it submitted the results to the USFDA in September 2003. In January 2004, the USFDA responded to the Company’s submission. The USFDA identified deficiencies in the Company’s application and advised its consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the USFDA determined that the DR-70® kit was not substantially equivalent to any other device, which has gone through the 510(k) approval process. The USFDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, it could submit such additional information for the USFDA’s consideration. In January 2005, DOCRO supplied additional data and submitted a new application to the USFDA proposing that

DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the USFDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. Representatives of the Company met with the USFDA to go over their concerns. The Company is revising its strategy regarding USFDA approval of DR-70® and the Company is reviewing additional patient data which supports “substantial equivalence” to CEA.
On January 25, 2007, we met with the USFDA to support our Pre-IDE document that included a new introduction, literature review, our proposed regulatory strategy and detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. On February 28, 2007, the USFDA sent a Pre-IDE review letter in response to our Pre-IDE Application and the Pre-IDE meeting in January 2007. In the USFDA’s Pre-IDE review letter, they listed 37 areas of concern. On May 17, 2007, we responded to each of USFDA’s areas of concern. On September 13, 2007, USFDA sent a response letter to our May 2007 response letter in which they listed four major areas of concern. On October 5, 2007, we submitted our third 510(k) application in support of the DR-70® immunoassay with the following intended use claim: “Testing using the AMDL-ELISA DR-70® (FDP) is to be used as an aid in monitoring the progression of patients who have been previously diagnosed with colorectal cancer. Results of DR-70® FDP testing should be used in conjunction with other clinical modalities that are standard of care for monitoring disease progression in these patients.” On November 13, 2007, we received a letter of deficiency noting four areas of concern in our application and our application was put on hold pending the USFDA’s receipt of our responses to its concerns. We were granted a 180-day extension to May 12, 2008 to respond in full to the USFDA’s concerns. We intend to respond to the USFDA’s concerns by that deadline. We cannot predict the length of time it will take for the USFDA to review this responsive documentation or whether premarket approval will ultimately be obtained. Accordingly, we are subject to the risk of failure to maintain our existing regulatory approvals, and in obtaining the USFDA regulatory approval of DR-70®, as well as the uncertainty and delay until receipt of such approval, if obtained. Therefore, we are subject to substantial business risks and uncertainties inherent therein, including the potential of business failure.
JPI submitted an application to the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Beijing Institute of Medical Device Quality Supervision and Inspection Center.
In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.
Share-Based Compensation
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
Prior to 2006, share-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For 2005, net income reflects compensation expense for option awards valued in accordance with APB Opinion No. 25.
The provisions of SFAS No. 123(R), Share-Based Payment, were adopted on January 1, 2006 using the modified prospective transition method. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during 2006 or 2007.
Pursuant to SFAS No. 123(R), deferred stock-based compensation expense with a balance of $21,889 at December 31, 2005 was eliminated against additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 366,028, 333,139 and 451,271 for the years ended December 31, 2005, 2006 and 2007, respectively.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a reduction of the deferred tax asset.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (the “Interpretation”) (FIN No. 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of the Interpretation effective January 1, 2007; however, the adoption of the Interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, advances and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its advance approximates its fair value based on expected collectibility and the expected time frame for the acquisition of the retail stores developed by Shanghai XiangEn. The Company believes the carrying amount of its notes payable approximates its fair value based on rates currently available to the Company for similar debt instruments.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0, $13,420 and $524,500 for the years ended December 31, 2005, 2006 and 2007, respectively.
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2007, the Company had approximately $5,483,000 in excess of this limit. Additionally, the Company held approximately $574,000 in uninsured cash accounts at its foreign subsidiaries.
Customers
The Company grants credit to customers within the PRC and does not require collateral. The Company’s ability to collect accounts receivable is affected by economic fluctuations in the geographic areas and the industry served by the Company. Three percent (3%) of receivables is reserved for uncollectible amounts and reserves for estimated sales returns are based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve of doubtful accounts and sales returns of $36,126 and $91,389 at December 31, 2006 and 2007, respectively. Although the Company expects to collect amounts due, actual collections may differ from the recorded amounts net of reserves.
As of December 31, 2006, one customer comprised 12% of outstanding accounts receivable. No customers had outstanding accounts receivable in excess of 10% at December 31, 2007. For the years ended December 31, 2005, 2006 and 2007, two, three and one customers comprised 95%, 37% and 20% of net revenues, respectively.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Company’s financial statements. The impact of tax related interest and penalties will be recorded as a component of income tax expense. At December 31, 2007, the Company has accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the potential impact of adopting SFAS No. 141(R) on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.
FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.
NOTE 2 — ACQUISITION OF JPI
On September 28, 2006, pursuant to the Stock Purchase and Sale Agreement dated May 12, 2006, the Company acquired 100% of the outstanding shares of JPI from Jade Capital Group Limited (“Jade”). JPI has two wholly-owned People’s Republic of China (“PRC” or “China”) based subsidiaries, YYB and JJB. YYB and JJB are engaged in the manufacture and distribution of over-the-counter and prescription pharmaceuticals in China. YYB is located in Tuman City, Jilin Province, PRC and JJB is located in Shangrao, Jian Province, PRC. Together, YYB and JJB have over 130 licenses to produce pharmaceuticals in China.
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

The terms of the Stock Purchase and Sale Agreement provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent. The Escrow Agreement required that if, within one year from and after the closing of the Stock Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the SFDA has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders.
The Board of Directors on August 10, 2007, extended the required approval date to March 28, 2008 and in March 2008 again extended the required approval date to March 28, 2009. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before March 28, 2009, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill. See note 15.
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
During 2007, the Company determined that certain values assigned to property and equipment and debt required an adjustment, and accordingly, increased the values assigned to property and equipment and debt by $214,617. Additionally, the Company determined that certain values assigned to land use rights should be increased by $205,060. As a result, the values assigned to non-compete agreements, customer relationships and trade name and logo were decreased proportionately.

The following unaudited financial information presents the pro forma results of operations and gives effect to the JPI acquisition as if the acquisition was consummated on January 1, 2006 and 2005. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2006
Net revenues	$6,985,504	$7,186,238

Net loss	$(905,970)	$(3,869,371)

Basic and diluted loss per share	$(0.12)	$(0.43)

Weighted average common shares outstanding — basic and diluted	7,645,886	9,080,230

NOTE 3 — INVENTORIES
Inventories consist of the following:

	December 31,
	2006	2007

Raw materials	$241,219	$620,128
Work-in-process	9,892	17,331
Finished goods	489,547	283,676

	$740,658	$921,135

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2006	2007

Building and improvements	$6,443,711	$7,397,254
Machinery and equipment	2,018,097	3,503,968
Office equipment	851,998	164,467
Lab equipment	12,371	12,371
Construction in progress	—	1,791,318

	9,326,177	12,869,378
Less accumulated depreciation	(196,273)	(1,196,916)

	$9,129,904	$11,672,642

Depreciation expense was $7,508, $158,510 and $828,509 for the years ended December 31, 2005, 2006 and 2007, respectively.

NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at December 31, 2007:

					Effect of
	Gross	Adjustment	Adjusted		Foreign		Amortization
	Carrying	to Carrying	Carrying	Accumulated	Currency		Period
	Value	Value	Value	Amortization	Translation	Net	(in years)
Assets subject to amortization:

Intellectual property	$2,000,000	$—	$2,000,000	$(641,667)	$—	$1,358,333	20
Production rights	1,916,622	—	1,916,622	(113,985)	38,725	1,841,362	10
Land use rights	1,200,769	205,060	1,405,829	(49,304)	111,644	1,468,169	33
Non-compete agreements	382,389	(57,974)	324,415	(90,269)	17,488	251,364	5
Customer relationships	254,926	(40,598)	214,328	(42,960)	15,153	186,251	7
Trade name and logo	637,317	(106,488)	530,829	(67,888)	46,351	509,292	10

	$6,392,023	$—	$6,392,023	$(1,006,073)	$229,362	$5,615,312

In 2007, the Company finalized the allocation of purchase consideration to the assets and liabilities of JPI, resulting in an adjustment to the carrying value of certain acquired assets and liabilities. See Note 2.
Intangible assets consist of the following at December 31, 2006:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
Assets subject to amortization:
Intellectual property	$2,000,000	$(541,667)	$1,458,333
Land use rights	1,200,769	(10,205)	1,190,564
Non-compete agreements	382,389	(19,120)	363,269
Customer relationships	254,926	(9,105)	245,821
Trade name and logo	637,317	(13,432)	623,885

	$4,475,401	$(593,529)	$3,881,872

During the years ended December 31, 2005, 2006, and 2007, amortization expense totaled $100,000, $151,862, and $437,273 respectively. Estimated amortization expense for the next five years, assuming stable foreign exchange rates and no future acquisitions of intangible assets, is as follows:

Years Ending December 31,
2008	$503,742
2009	503,742
2010	503,742
2011	475,250
2012	433,711
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

NOTE 6 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,
	2006	2007
Deposit for raw materials	$—	$617,661
Other receivables	—	498,726
Due from related parties	14,510	9,764
Other	47,757	122,486

	$62,267	$1,248,637

JPI entered into an agreement with Jiekang to hold funds as trustee for JPI, which funds were advanced by AMDL to JPI. See note 2.
Other assets consist of the following:

	December 31,
	2006	2007
Deposits, primarily product licenses	$1,645,678	$2,827,526
Refundable deposits	5,757	22,900
Advances for retail operations	0	574,123

	$1,651,435	$3,424,549

Revenues have not yet been generated from the product licenses. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.
NOTE 7 — INCOME TAXES
AMDL, Inc. files stand alone Federal and State income tax returns. The Company’s international subsidiaries file various income tax returns in their tax jurisdictions. The provision for income taxes (benefit) is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Provision (benefit) for income taxes
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State and local:
Current	1	1	1
Deferred	—	—	—

	1	1	1

Foreign:
Current	—	29	167
Deferred	—	—	(5)

	—	29	162

Total provision for income taxes	$1	$30	$163

The difference between the Company’s “expected” tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to loss before provision for income taxes, and actual tax is reconciled as follows (in thousands):

	2005	2006	2007
Loss before provision for income taxes	$(2,506)	$(5,867)	$(2,189)

Expected tax benefit at 34%	(852)	(1,995)	(744)
State taxes, net of federal benefit	1	1	1
Foreign earnings taxed at different rates	—	(130)	(1,639)
Stock issuances	—	358	718
Increase in valuation allowance	714	1,441	1,609
Other	138	355	218

Income tax provision	$1	$30	$163

The income tax expense for the year ended December 31, 2007 principally relates to payments made to foreign tax jurisdictions and state minimum fees.
      As of December 31, 2007, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $5,767,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.
      The components of the Company’s deferred tax assets and liabilities as of December 31, 2005, 2006 and 2007 are as follows (in thousands):

	December 31,
	2005	2006	2007
Net operating loss carryforwards	$10,174	$10,060	$11,685
Granting of stock option and warrants	1,756	1,876	1,752
Tax credits carryforwards	—	255	206
Other temporary differences	—	4	0

Net deferred tax asset	11,930	12,195	13,648
Depreciation	—	(158)	(193)
Valuation allowance	(11,930)	(12,037)	(13,450)

Net deferred tax asset	$—	$—	$0

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $1,413,000, $1,223,000 and $864,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

     In accordance with FIN No. 48, the Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.
      The Company has performed a FIN 48 analysis. During the year ended December 31, 2007, the Company reduced it’s deferred tax asset for unrecognized tax benefits of approximately $123,000, which relates to positions taken during the current period upon adoption of FIN No. 48. This adjustment relates to a change in gross deferred tax assets and the corresponding valuation allowance. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.
      A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability because they are offset by net operating loss carryforwards) are as follows (in thousands):

Unrecognized Tax Benefits:
Balance, January 1, 2007	$—
Increases (decreases) for tax positions taken during a prior period	—
Increases (decreases) for tax positions taken during the current period	123

Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance, December 31, 2007	$123

           The Company is subject to U.S. federal, state and foreign income tax. The Company is no longer subject to U.S. federal and state income tax examinations for years before 2004 and 2003, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service, state, or foreign tax examinations.
           A substantial portion of the Company’s manufacturing operations in China operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2010. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net loss by approximately $2,000,000 in 2007 ($0.17 per share, fully diluted) and to increase the Company’s net loss by approximately $190,000 in 2006 ($.02 per share, fully diluted).
           At December 31, 2007, the Company has net operating loss carryforwards of approximately $27,641,000 and $17,879,000 available to reduce federal and state taxable income, respectively. The federal net operating loss carryforward began to expire in 2002 while the state net operating loss carryforward will begin to expire in 2015, unless previously utilized. The Company also had research and development tax credit carryforwards of approximately $92,000 and $110,000 to reduce federal and state income tax, respectively. The federal research and development tax credits will begin to expire in 2022, unless previously utilized. The Company’s California research and development tax credit carryforwards do not expire and will carryforward indefinitely until utilized. Any net operating loss or credit carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with dispositions of shares, may have resulted in a change of control, or could result in a change of control when combined with future transactions. The Company has not currently completed a study to assess whether a change or changes in control have occurred due to the significant complexity and cost associated with such a study. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization.
On January 1, 2007 the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company reduced its deferred tax asset for unrecognized tax benefits by approximately $123,000. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.
The Company is no longer subject to U.S. federal and state income tax examinations for years before 2004 and 2003, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service, state, or foreign tax examinations.
Value Added Tax Payable
The Company is subject to a value added tax (“VAT”) at a rate of 17% on all product sales in the PRC. The VAT payable on product sales is computed net of VAT paid on purchases by the Company in the PRC.
NOTE 8 — NOTES PAYABLE
At December 31, 2006 and 2007, the Company had RMB denominated indebtedness equal to $4,667,303 (RMB 38.65 million) and $5,159,939 (RMB 37.64 million) owed to two financial institutions, representing working capital and construction advances made to JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% — 9.45% per annum. Any remaining unpaid principal and accrued interest is due at maturity on various dates through December 31, 2008.
Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”), and the subsequent sale of those assets and liabilities to the Company, Kangda had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and Kangda, Jade assumed bank loans of $4,667,000, and Kangda continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment of the loans under their original terms, however, this agreement has not been formalized in writing. The Company has not made payments in accordance with the original terms, and as of December 31, 2007, a total of $3,210,000 was past due. The remaining balance is due in 2008, according to the terms of the original notes.

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2008. The lease requires monthly lease payments of $6,600. JPI’s main office is located in the Di Wang Building of Shenzen and is leased for approximately $6,515 per month through January 5, 2009.
Rent expense was approximately $76,000, $99,100 and $157,400 for the years ended December 31, 2005, 2006 and 2007, respectively.
As of December 31, 2007, the Company is required to make future minimum rental payments required under non-cancelable operating leases of $137,000 through 2008, and none thereafter.
Litigation
On March 27, 2008, an action was brought against the Company in the Superior Court of California, County of Orange by Noble International Investments, Inc. (“Noble”) alleging, among other things, breach of a letter agreement for investment banking services in an offering that was never commenced. Noble is seeking monetary damages for payment of liquidated damages allegedly due Noble in an amount of $150,000. The Company believes that this lawsuit is without merit, that Noble’s claims are unfounded and have good defenses against the claims asserted by the plaintiff.
The Company believes (based, in part on the preliminary review of these actions by legal counsel) that the probable resolution of such actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.
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
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned during the year ended December 31, 2007.

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
Consulting Agreements
The Company has various agreements with consultants whereby the consultants perform corporate development services of attracting investors. During 2005, 2006 and 2007, the Company paid cash, and issued stock and warrants to third parties under these agreements (see Notes 11 and 12).
Employment Agreements
On January 31, 2005, the Company entered into a three-year employment agreement with its president and chief executive officer at a base compensation of $400,000 per year. Under the employment agreement, the officer also received non-qualified stock options to purchase 60,000 shares of the Company’s common stock, under its 1999 Stock Option Plan exercisable at $4.15 per share. The Company entered into a new employment agreement with the president and chief executive officer in March 2008. See Note 15.
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
Licensing Agreements
In 2007, the Company entered into a $6.7 million purchase commitment with Jiangxi Yibo Medicine Technology Development Co., Ltd (“YIBO”) for the acquisition of non-exclusive production rights to ten medicines. The Company has begun production of three of the medicines and has made deposits to Yibo for the remaining seven medicines. The Company’s remaining obligation to Yibo totals approximately $1,947,000 at December 31, 2007. When paid, these amounts will be capitalized and amortized over the expected economic life of the production rights granted.

The Company has an agreement to pay royalty fees to JGT Management Services, Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008. The Company may elect to pay a $25,000 buy-out fee, subject to acceptance by JGT. During 2005, 2006 and 2007, the Company paid or accrued $1,463, $1,676 and $2,725, respectively, in connection with this agreement.
The Company has agreed to pay a 5% royalty on net sales of combination gene therapy products developed from purchased intellectual property. The Company has not paid any royalties to date as there have been no sales of combination gene therapy products.
Indemnities and Guarantees
The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. Pursuant to the Sale and Purchase Agreement, the Company has indemnified the holders of registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, the Company has agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.
Tax Matters
The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its income tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its income tax returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.
NOTE 10 — STOCK OPTIONS
The Company has five stock option plans under which it may grant incentive and non-qualified stock options to officers, employees, directors and independent contractors. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% — 100% of the fair market value per share on the date of grant. All options granted under the plans through December 31, 2007 have an exercise price equal to the fair market value at the date of grant. The expiration date of options granted under any of the plans may not exceed 10 years from the date of grant.
Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The Company can grant options for the purchase of up to 400,000 shares of the Company’s common stock under the 1999 Plan. The 1999 Plan terminates on June 30, 2009. All options vest upon grant and expire five years from the date of grant. As of December 31, 2007, 182,002 options at a weighted average exercise price of $4.00 per share were outstanding under the 1999 Plan. The Company had 36,251 options available for grant under the 1999 Plan at December 31, 2007.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The Company can grant options for the purchase of up to 200,000 shares of the Company’s common stock under the 2002 Plan. All options granted vest upon grant and expire five years from the date of grant. As of December 31, 2007, 39,237 options at a weighted average exercise price of $5.50 per share were outstanding under the 2002 Plan. The Company had no options available for grant under the 2002 Plan at December 31, 2007.
On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The Company can grant options for the purchase of up to 480,000 shares of the Company’s common stock under the 2004 Plan. Under the terms of the 2004 Plan, 50,260 options were granted under incentive stock option agreements to employees, and 228,740 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options vested immediately and expire in five years. As of December 31, 2007, 465,000 options at a weighted average exercise price of $5.10 per share were outstanding under the 2004 Plan. The Company had no options available for grant under the 2004 Plan at December 31, 2007.
On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The Company can grant options for the purchase of up to 1,000,000 shares of the Company’s common stock under the 2006 Plan. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. Options granted under the 2006 Plan have generally vested upon grant. As of December 31, 2007, 907,000 options at a weighted average exercise price of $3.88 per share were outstanding under the 2006 Plan. The Company had 93,000 options available for grant under the 2006 Plan at December 31, 2007.
On September 7, 2006, Shareholders approved adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The Company can grant options for the purchase of up to 1,500,000 shares of the Company’s common stock under the 2007 Plan. Vesting of grants under the 2007 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. Options granted under the 2007 Plan have generally vested upon grant. As of December 31, no options were outstanding under the 2007 Plan.
In connection with the JPI acquisition on September 28, 2006 (see Note 2), the Company granted options outside of its stock option plans to certain individuals affiliated with Jade for the purchase of 500,000 shares of the Company’s common stock. The options have an exercise price of $2.95, were immediately exercisable and have a term of three years from the date of grant.
Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected volatility is based on the historical volatility of the Company’s stock price. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options:

	2005	2006	2007
Expected volatility	83%	276%	353%
Expected term	1 year	4 years	5 years
Risk-free interest rate	3.12%	4.71%	4.92%
Dividend yield	—%	—%	—%
The weighted-average grant date fair value of employee and director stock options granted during the years ended December 31, 2006 and 2007 was $2.83 and $3.53, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires estimates of forfeitures of unvested options at the time of grant. Estimated forfeitures are revised in subsequent periods if actual forfeitures differ form those estimates. The estimated average forfeiture rate for 2006 and 2007 was 0%, as options generally vest upon grant.
Employee and director stock-based compensation expense for the years ended December 31, 2006 and 2007 was $2,397,700 and $1,507,310, respectively. Stock-based compensation related to employee and director stock options under SFAS No. 123(R) was primarily included in selling, general and administrative expense; with the exception that $48,300 was charged to research and development in 2006. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2006 and 2007 did not include compensation expense for the unvested potion of share-based payment awards granted prior to the adoption of SFAS 123(R) because options vest upon grant. Additionally, as a result of the immediate vesting provision, there was no unrecognized compensation expense at December 31, 2007 related to employee and director stock options, and the fair value of vested awards was equal to the share-based compensation expense for the years ended December 31, 2006 and 2007.
The Company issued 10,000 fully vested options to a consultant and an investor during the year ended December 31, 2007 resulting in compensation expense of $35,300 which is included in selling, general and administrative expense. In pricing these options, the Company used the Black-Scholes pricing model with the following weighted-average assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of five years; and dividend yield of 0%.
The following is a status of all stock options outstanding at December 31, 2005, 2006 and 2007 and the changes during the years then ended:

	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding and exercisable, beginning of year	863,637	$7.30	816,637	$7.00	2,062,637	$3.97

Granted	60,000	4.15	1,348,000	3.31	437,000	4.06
Expired/forfeited	(107,000)	7.65	(95,000)	20.00	(293,401)	5.01
Exercised	—	—	(7,000)	2.40	(113,000)	2.40

Outstanding and exercisable, end of year	816,637	$7.00	2,062,637	$3.97	2,093,236	$3.97

The aggregate intrinsic value of options exercised was $11,690 and $80,630 in 2006 and 2007, respectively. The aggregate intrinsic value of options outstanding at December 31, 2007, considering only in-the-money options based on the Company’s closing stock price at December 31, 2007, was $1,011,581.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Range of	of Shares	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price
$2.85 - $3.70	1,148,001	2.79	$3.24
$4.06 - $5.50	680,238	3.34	$4.34
$6.15	265,000	1.15	$6.15

	2,093,236	2.76	$3.97

2005 Pro Forma Presentation
The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans. For purposes of this disclosure, the fair value of the options is estimated using the Black-Scholes option pricing model and is recognized in expense upon vesting, which is generally at the date of grant.

For the Year
Ended
December 31, 2005
Net loss as reported	$(2,506,665)

Deduct: Total stock-based compensation under the fair value based method for all awards, net of related tax effects	(72,000)

Pro forma net loss	$(2,578,665)

Basic and diluted net loss per share — as reported	$(0.50)

Basic and diluted net loss per share — pro forma	$(0.52)

NOTE 11 — STOCK WARRANTS
From time to time the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.
On February 17, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock and cash payments of $9,000 to Savannah Capital Management, Inc. (“Savannah”), a consultant, for investor public relations services to be provided from March 1, 2005 through May 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $4.50 per share. The warrants were valued at $7,000 using the Black-Scholes option pricing model and charged to selling, general and administrative expense in 2005.
On May 19, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock and cash payments of $9,000 to Savannah for investor public relations services to be provided from June 1, 2005 through August 31, 2005. The common shares issuable on exercise of the warrants are exercisable at $3.55 per share. The warrants were valued at $6,750 using the Black-Scholes option pricing model and charged to selling, general and administrative expense in 2005.
On August 31, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock and cash payments of $9,000 to Savannah for investor public relations services to be provided from September 1, 2005 through November 30, 2005. The common shares issuable on exercise of the warrants are exercisable at $1.95 per share. The warrants were valued at $4,250 using the Black-Scholes option pricing model and were charged to selling, general and administrative expense in 2005.
In August 2005, the Company issued warrants to purchase a total of 379,631 shares at exercise prices ranging from $2.20 to $2.45 in connection with the August 2005 private placement offering (see Note 12).
On November 30, 2005, the board of directors authorized the issuance of warrants to purchase 5,000 shares of common stock to Savannah for investor public relations services to be provided from December 1, 2005 through February 28, 2006. The common shares issuable on exercise of the warrants are exercisable at $1.75 per share. The warrants were valued at $2,500 using the Black-Scholes pricing method and $833 was charged to selling, general and administrative expense in 2005. The remaining $1,667 was expensed in 2006.
In April 2006, the Company issued warrants to purchase a total of 1,101,515 shares of the Company’s common stock at an exercise price of $2.78 in connection with the April 2006 private placement offering (see Note 12).

On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The common shares issuable on exercise of the warrants are exercisable at $4.52 per share. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to selling, general and administrative expense in 2006. The remaining $42,000 was recognized as expense during 2007.
In December 2006, the Company issued warrants to purchase a total of 367,137 shares of the Company’s common stock at an exercise price of $5.51 in connection with the December 2006 private placement offering (see Note 12).
In 2006, the Company extended the term of certain outstanding warrants which were previously issued to investors and consultants. The warrants were set to expire on December 29, 2006. The warrants were extended for an additional six month period through June 30, 2007. In connection with the extension of the warrant terms, the Company recorded selling, general and administrative expense of $22,266 and a corresponding amount to additional paid-in capital.
During the year ended December 31, 2006, warrants were exercised for 1,800 shares of common stock at $2.20 per share, 15,625 shares at $2.45 per share, and 89,025 shares at $2.78 per share, resulting in aggregate proceeds of $289,286.
On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to selling, general and administrative expense in the year ended December 31, 2007.
In April 2007, the Company issued warrants to purchase a total of 1,218,372 shares of the Company’s common stock at an exercise price of $3.68 in connection with the April 2007 private placement offering (see Note 12).
In December 2007, the Company issued warrants to purchase a total of 1,204,506 shares of the Company’s common stock at an exercise price of $4.74 in connection with the December 2007 private placement offering. On March 5, 2008, as part of the second closing, warrants to purchase 161,813 of the Company’s common stock at an exercise price of $4.74 were issued. (See Note 12.)
During the year ended December 31, 2007, warrants were exercised for 5,000 shares of common stock at $1.75 per share and 37,703 shares at $3.68 per share, resulting in aggregate proceeds of $147,497.
The fair value of each warrant granted during 2005, 2006 and 2007 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 109%, 123% and 207%, respectively, (iii) weighted-average risk-free interest rate of 3.75%, 4.80% and 3.99%, respectively, and (iv) weighted-average expected lives of 1.00, 1.12 and 2.88 years, respectively.

The following represents a summary of the warrants outstanding at December 31, 2005, 2006 and 2007 and changes during the years then ended:

	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding and exercisable, beginning of year	963,379	$5.95	1,323,010	$5.00	2,627,992	$4.22

Issued	399,631	2.40	1,493,652	3.48	2,447,878	4.20
Expired/forfeited	(40,000)	1.95	(82,220)	4.91	(504,499)	6.38
Exercised	—	—	(106,450)	2.72	(42,703)	3.45

Outstanding and exercisable, end of year	1,323,010	$5.00	2,627,992	$4.22	4,528,668	$3.98

Weighted average fair value of warrants issued		$1.05		$2.61		$3.37

The following table summarizes information about warrants outstanding at December 31, 2007:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 5.85	353,488	1.00
$ 5.51	367,137	2.00
$ 4.74	1,204,506	4.00
$ 4.52	25,000	0.96
$ 3.68	1,205,632	2.78
$ 2.78	1,012,495	1.27
$ 2.45	233,826	0.63
$ 2.20	126,584	0.66

	4,528,668

The outstanding warrants at December 31, 2007 are held by consultants and other service providers, stockholders, and former note-holders and are immediately exercisable.
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
Cash Financing Activities
The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”), described below. The Offerings have consisted of units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”) and units of one share of common stock and a warrant to purchase one share of common stock (“Full Units”). The Units and Full Units are priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the American Stock Exchange, and the exercise price of the warrants is set at 115% of the average closing price. Unless otherwise noted below, the warrants issued in the Offerings are exercisable at the date of issuance and expire three years from issuance.

For all of the Offerings, the Company utilized the placement agent services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons. In United States, the Company has utilized the placement agent services of FINRA (formerly NASD) member broker-dealers Havkit Corporation (“Havkit”), Securities Network, LLC (“Network”) and Spencer Clarke, LLC (“Spencer Clarke”), and licensed sub agents working under Spencer Clarke. In addition to commissions and expenses paid to the Company’s placement agents for each of the Offerings, as described below, the Company has agreed to pay cash commissions of 6% of the gross amount received upon exercise of the warrants by the purchasers.
August 2005 Offering
In August, 2005, the Company conducted two closings of a private placement (the “August 2005 Offering”) of Units. A total of 632,718 Units were sold; 418,750 Units at $1.60 per Unit and 213,968 Units at $1.58 per Unit. The Company received a total of $1,007,000 in gross proceeds in the two closings. The warrants issued in the August 2005 Offering are exercisable at $2.45 and $2.20, respectively, per share.
In connection with the August 2005 offering, the Company utilized the services of Galileo and Havkit. For their services, Galileo and Havkit received commissions of $100,700 and warrants to purchase 63,308 shares of common stock at exercise prices of $2.20 to $2.45 per share, depending on the date of issuance. The Company also paid Galileo $30,210, as a non-accountable expense allowance. In addition, the Company incurred legal and other costs totaling $7,904 in connection with the August 2005 Offering. Total costs associated with the August 2005 Offering were $138,814, which costs have been netted against the proceeds received.
On November 15, 2005, the Company’s Form S-3 registration statement filed with the Securities and Exchange Commission became effective, registering 1,157,350 shares of the Company’s common stock, including (i) the total of 632,718 shares issued to the investors in the August 2005 Offering (ii) the 316,324 shares issuable upon exercise of the related investor warrants and the 63,308 shares issuable upon exercise of the warrants issued to the placement agent in the offerings; (iii) the 60,000 shares issued to Boston Financial Partners in April 2005 (see Non-Cash Financing Activities below); (iv) 70,000 shares to First International Capital Group, Ltd., in July 2005 (see Non- Cash Financing Activities below) and (v) the 15,000 shares issuable upon exercise of the warrants granted to Savannah in February, May and August 2005 (see Note 11).
April 2006 Offering
In April, 2006, the Company conducted the closing of a private placement (the “April 2006 Offering”) of Full Units. The Company received $1,812,495 in aggregate gross proceeds from the sale of 1,001,378 Full Units in the April 2006 Offering. The Full Units were sold at a price of $1.81 per share and the warrants issued in the April 2006 Offering are exercisable at $2.78 per share.
In connection with the April 2006 Offering, the Company utilized the placement services of Galileo and Network. For their services, Galileo and Network received commissions of $181,249 and warrants to purchase 100,137 shares of the Company’s common stock. The Company also paid Galileo a non-accountable expense allowance of $54,636. In addition, the Company incurred legal and other costs totaling $118,686 in connection with the April 2006 Offering. Total costs associated with the April 2006 Offering were $354,571, which costs have been netted against the proceeds received.
The Company filed a registration statement on May 10, 2006 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale and resale of the shares and the warrant shares sold in the April 2006 Offering. The registration statement was declared effective on July 6, 2006.
December 2006 Offering
In December, 2006, the Company conducted the closing of a private placement (the “December 2006 Offering”) of Full Units. The Company received $1,262,800 in aggregate gross proceeds from the sale of 345,973 Full Units in the December 2006 Offering. The shares were sold at a price of $3.65 per share, and the warrants issued in the December 2006 Offering are exercisable at $5.51 per share.

In connection with the December 2006 Offering, the Company utilized the placement services of Galileo and Network. For their services, Galileo and Network received commissions in an aggregate of $77,230 and warrants to purchase an aggregate of 21,164 shares of the Company’s common stock. The Company also paid Galileo a non-accountable expense allowance of $23,169. In addition, the Company incurred legal and other costs totaling $48,274 in connection with the December 2006 Offering. Total costs associated with the December 2006 Offering were $148,673, which costs have been netted against the proceeds received.
The Company filed a registration statement on January 25, 2007 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and sale of the and resale of the shares and the warrant shares sold in the December 2006 Offering. The registration statement was declared effective on February 6, 2007.
April 2007 Offering
In April through June of 2007, the Company conducted two closings of a private placement (the “April 2007 Offering”) of Units. The Company received $5,330,378 in aggregate gross proceeds from the sale of 2,030,620 Units in the April 2007 Offering. The Units were sold at $2.625 per Unit and the warrants are exercisable at $3.68 per share. Each warrant became exercisable on October 31, 2007 and remains exercisable until October 31, 2010.
In connection with the April 2007 Offering, the Company utilized the services of Galileo and Network. For their services, Galileo and Network received commissions in an aggregate of $553,539 and warrants to purchase an aggregate of 203,062 shares of the Company’s stock. The Company also paid Galileo a non-accountable expense allowance of $160,000. In addition, the Company incurred legal and other costs totaling $44,333 in connection with the April 2007 Offering. Total costs associated with the April 2007 Offering were $757,872, which costs have been netted against the proceeds received.
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
December 2007 Offering
In December, 2007, the Company conducted the closing of a private placement (“December 2007 Offering”) of Units. The Company received approximately $6,203,200 in aggregate gross proceeds from the sale of 2,007,508 Units in the December 2007 Offering. The Units were sold at $3.09 per Unit. The exercise price of the four-year warrants issued as part of the December 2007 Offering was $4.74 per share.
In connection with the December 2007 Offering, we utilized the placement services of Galileo and Spencer Clarke. For their services, Galileo and Spencer Clarke received commissions and due diligence fees of an aggregate of $619,158 and warrants to purchase 200,751 shares of our common stock. The Company also paid the placement agents a non-accountable expense allowance of $150,000 and incurred $16,750 in other costs in connection with the December 2007 Offering. Total costs associated with the December 2007 Offering were $785,908, which costs have been netted against the proceeds received.
On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,626 units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.
After the closing of the December 2007 Offering, the Company filed a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued to the placement agents. As of March 20, 2008, the registration statement had not been declared effective.

Non-Cash Financing Activities
On April 11, 2005, the board of directors authorized the issuance of 60,000 shares of common stock to Boston Financial Partners, Inc., a consultant, for financial advisory services to be provided from April 11, 2005 through October 31, 2005. The shares were valued at $204,000 based upon the trading price of the common stock on April 11, 2005 and $204,000 was charged to selling, general and administrative expense in 2005.
On July 22, 2005, the board of directors authorized the issuance of 70,000 shares of common stock to First International Capital Group, Ltd. (“First International”), a consultant for financial advisory services to be provided from July 22, 2005 through January 22, 2006, and the Company issued the shares on July 27, 2005. The shares were valued at $182,000 based on the trading price of the common stock on July 22, 2005. Of this amount, $161,778 was charged to selling, general and administrative expense in the year ended December 31, 2005, and the balance of $20,222 was charged to selling, general and administrative expense during 2006.
On January 5, 2006, the Board of Directors authorized the issuance of 100,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2006 through July 22, 2006. The shares were valued at $300,000 based on the trading price of the common stock on January 23, 2006. The Company recorded selling, general and administrative expense of $300,000 during the year ended December 31, 2006.
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the year ended December 31, 2006 and 2007, the Company charged $310,555 and $37,418, respectively to selling, general and administrative expenses.
On September 22, 2006, the Board of Directors authorized the issuance of 9,000 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from September 22, 2006 through December 21, 2006. The shares were valued at $22,050 based on the trading price of the common stock on September 22, 2006. During the year ended December 31, 2006, the Company charged $22,050 to selling, general and administrative expenses.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $22,498 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2006, the Company recorded $22,498 to general and administrative expenses related to this agreement.
October 1, 2006, the Board of Directors authorized the issuance of 80,000 shares of common stock to Boston Financial Partners, Inc. for consulting services performed through November 15, 2006. The shares were valued at $216,000 based on the trading price of the common stock on October 1, 2006, and were recorded in selling, general administrative expenses during the year ended December 31, 2006.
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on October 5, 2006. During the year ended December 31, 2007, the Company charged $204,960 to selling, general and administrative expenses.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. During the years ended December 31, 2006 and 2007, the Company recorded $205,800 and $343,000, respectively as selling, general and administrative expense.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, as consideration for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $558,600 related to the agreement.

Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, as consideration for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the measurement date. During the year ended December, 2007, the Company recorded selling, general and administrative expense of $517,500.
On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to consulting expense in the year ended December 31, 2007.
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $224,812 related to the agreement and the balance of $592,688 is included in prepaid consulting at December 31, 2007.
The Company issued 10,000 options to a consultant and an investor during the year ended December 31, 2007 which resulted in compensation expense of $35,300 which is included in selling, general and administrative expense. In pricing these options, the Company used the Black-Scholes pricing model with the following weighted-average assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of five years; and dividend yield of 0%.
On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $56,000 related to the agreement and the balance of $280,000 is included in prepaid consulting at December 31, 2007.
On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The first 25,000 shares were valued at $104,250 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $104,250 related to the agreement and the issuance of the first 25,000 shares. A second 25,000 shares was earned in 2008 and the agreement terminated on January 28, 2008.
NOTE 13 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements. During 2005, approximately 95% of the Company’s revenues were to customers in foreign countries. Virtually all of the Company’s 2006 and 2007 revenues were from foreign customers.
The Company evaluates performance based on sales, gross profit and net income (loss). In 2007, the Company had three reportable segments. In China, there are two segments, (i) wholesale distribution to distributors, hospitals, clinics and similar institutional entities (“China-Wholesale”); and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly (“China-Direct”). In the United States there is one segment, sales to distributors and institutional entities (“Corporate”).

The following is information for the Company’s reportable segments for the year ended December 31, 2007:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$14,813,299	$80,000	$115,801	$15,009,100
Gross profit	$7,929,280	$80,000	$96,412	$8,105,692
Depreciation	$821,109	$—	$7,400	$828,509
Amortization	$337,273	$—	$100,000	$437,273
Interest expense	$373,508	$—	$3,871	$377,379
Net income (loss)	$5,039,496	$80,000	$(7,471,250)	$(2,351,754)
Identifiable assets	$24,287,399	$574,123	$8,005,656	$32,867,178
Capital expenditures	$2,536,163	$—	$—	$2,536,163
In 2006, the Company had two reportable segments (i) China-Wholesale and (ii) Corporate. The following is information for the Company’s reportable segments for the year ended December 31, 2006:

	China-Wholesale	Corporate	Total
Net revenue	$2,032,881	$71,055	$2,103,936
Gross profit	$891,677	$41,816	$933,493
Depreciation	$149,910	$8,600	$158,510
Amortization	$51,862	$100,000	$151,862
Interest expense	$90,433	$—	$90,433
Net income (loss)	$435,814	$(6,303,242)	$(5,867,428)
Identifiable assets	$15,791,809	$3,448,804	$19,240,613
Capital expenditures	$—	$2,797	$2,797
No information for the year ended December 31, 2005 is presented because JPI was not acquired until September 28, 2006 and the Company operated in only one segment.
NOTE 14 — RELATED PARTY TRANSACTIONS
On January 30, 2002 the Company granted Guangzhou A-Share Technology Co. Ltd., a People’s Republic of China corporation (“GAST”), the right to sell DR-70® kits in Taiwan and Hong Kong during the one year period ended January 31, 2003. GAST was formed by Jeanne Lai, a former voting trustee under the voting trust concerning 2,000,000 shares of our common stock held by Chinese Universal. Accordingly, GAST is considered a related party for financial reporting purposes. There are no minimum quantities or fixed payments required of either party to this agreement. An oral distribution arrangement for Taiwan and Hong Kong continues with Mercy Bio-Technology, Co., Ltd, a company related to GAST, based in Taiwan. Mercy Bio-Technology purchased kits at a total cost of $4,465, $5,875 and $29,375 during 2005, 2006 and 2007, respectively.
At December 31, 2006, the Company had a receivable of $147,106 due from Jade related to expenses paid by JPI on behalf of Jade. At December 31, 2007, the Company has a payable of $62,621 to Jade for expenses paid by Jade on behalf of JPI. In addition, at December 31, 2006 and 2007, the Company has a receivable of $14,510 and $9,764, respectively, due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.
NOTE 15 – SUBSEQUENT EVENTS
Issuance of Securities
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from March 3, 2008 through June 3, 2009.
On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,626 units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.
License Agreement with Mygene
On March 28, 2008 the Company entered into a five year exclusive license for the Mygene MyHPV Chip Kit (“MyGene HPV Test Kit”) a diagnostic reagent for in-vitro testing for Genital Human Papilloma Virus (“HPV”) from Mygene International, Inc. (“MGI”), a Utah corporation. MGI owns an exclusive worldwide license for the MyGene HPV Test Kit, excluding Korea. MGI licensed the MyGene HPV Test Kit from MyGene Co., Ltd., a Korean company. The license agreement between MGI and the Company grants us an exclusive sublicense to use the patent, trademark and technology in manufacturing, promoting, marketing, distributing, and selling the MyGene HPV Test Kit in the countries of: China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam.
This license agreement shall commence as of the March 31, 2008 and the Company has the option of renewing the license for a single period of five additional years unless either party shall notify the other party in writing of its election not to renew at least ninety days prior to the expiration of the initial term, or the Company has failed to pay MGI all license fees and royalty fees as required by this licensing agreement, in which case the agreement shall terminate.
The license agreement requires us to pay an initial license fee of two hundred and fifty thousand dollars ($250,000), ten thousand dollars ($10,000) of which is due immediately on the effective date of the license agreement. For three consecutive thirty (30) day periods after the effective date, the Company is required to remit to MGI additional non-refundable ten thousand dollar ($10,000) deposits while the Company evaluates the technology. After the Company’s right to perform due diligence for a period of ninety (90) days from the effective date of the license agreement, if the Company accepts the technology, the Company is required to pay a final non-refundable twenty thousand dollar ($20,000) deposit. At any time during the first ninety (90) days from the effective date, the Company has the unconditional right to terminate the license agreement, at which time the license agreement will be considered terminated. All fees paid will remain non-refundable in the event the Company elects not to proceed.
In consideration for the license and in additional to the deposits, the Company is required to pay MGI a royalty fee of fifteen percent (15%) on the net sales of the MyGene HPV Test Kits, until such time as royalty fee payments reach a total of seven hundred and fifty thousand dollars. The payment of royalty fees on the net sales shall be payable within thirty days of the end of each calendar quarter. Once the Company has paid MGI the seven hundred and fifty thousand dollar minimum threshold royalty fee payments, the royalty fee will decrease to seven and one half percent on net sales of the MyGene HPV Test Kit for the remainder of the term.
The MyGene HPV Test Kit
The MyGene HPV Test Kit was approved as diagnostic reagent for use in Korea by the Korean Food and Drug Administration (“KFDA”). The test can diagnose HPV infection and each genotype of HPV at the same time. The Features of MyHPV Chip test include:

•	Pre-Diagnosis of cervical cancer;
•	Diagnosis of HPV infection and the genotype of HPV infection;
•	Diagnosis for low copy of HPV infection;
•	Diagnosis of multiple HPV infections;
•	Simple and easy sample collecting;
•	Accurate and prompt results; and
•	Identifying total 24 types of HPV infections
Regulatory Approval of the MyGene HPV Test Kit
At the Company’s sole expense, the Company is required to use its reasonable commercial efforts to establish manufacturing capabilities and to obtain regulatory approval as necessary and in accordance with State Federal Drug Administration (SFDA) requirements or appropriate regulatory requirements for manufacturing in China (including Hong Kong), within one year from the effective date of the license. The Company is required to use commercially reasonable efforts to obtain all regulatory market approvals necessary for commercialization of the MyGene HPV Test Kit Product; launch the sales of the MyGene HPV Test Kit Product within one year; and manufacture or have manufactured, market, promote and sell the MyGene HPV Test Kit Product throughout the term of the agreement. In Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam, the Company is required to obtain all regulatory market approvals necessary for commercialization of the MyGene HPV Test Kit, launch the sales of the MyGene HPV Test Kit Product within two years, and manufacture or have manufactured, market, promote and sell the MyGene HPV Test Kit throughout the term of the license agreement. If the Company has not launched the sell the MyGene HPV Test Kit in above noted territories within the prescribed timelines as specified above due to regulatory delay beyond the Company’s control, and the Company has received MGI’s written acceptance of the regulatory delay, which shall not unreasonably be withheld so long as the Company is making commercially reasonable efforts toward commercialization, the Company shall not be in default of this Agreement.

Bank Loans
In March 2008, the Company agreed to repay RMB 17.08 million (approximately $2,343,000) of mature loans to the bank in the second quarter of 2008. In exchange for the repayment, the bank has made a commitment to loan the Company a minimum of 150% of the repayment, based on a mutual assessment of the financing needs of the business.
Escrowed Shares
In connection with the JPI acquisition, the Company contingently issued 100,000 shares to Jade (see Note 2). The shares were to be released if Jade or its shareholders were able to obtain SFDA approval of DR-70 by September 28, 2007. In light of the administrative changes that have taken place at the SFDA since June 2007, the Company’s Board of Directors voted in August 2007 to extend the SFDA approval deadline to March 28, 2008. On March 11, 2008, the deadline was further extended to March 28, 2009.
Employment Agreement
On March 31, 2008, the Company entered into a new three-year employment agreement with Mr. Dreher, which agreement was effective as of January 31, 2008. Mr. Dreher’s duties under this new employment agreement include his service as our President and Chief Executive Officer and his discharge of the obligations and responsibilities normally associated with such office. In exchange for his services, Mr. Dreher will earn a base salary of $649,999.92 per annum. Mr. Dreher also received a cash bonus in the amount of $100,000 in 2008 and options, granted pursuant to our 2007 Equity Incentive Plan, to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $3.45, which price is equal to 115% of the fair market value per share of our common stock as of the date of the grant. Pursuant to the agreement, we will also obtain term life insurance on the life of Mr. Dreher in the amount of $2 million; $1 million of the benefits will be payable to us and $1 million of the benefits will be payable to Mr. Dreher’s estate. Mr. Dreher will be eligible to participate in our benefit programs that are generally available to all employees. Mr. Dreher will also receive a monthly auto allowance of $750, thirty (30) days of paid vacation and reimbursement for his monthly dues payable for a club membership.
Mr. Dreher’s employment agreement provides that we may terminate Mr. Dreher without cause at any time on 30-days written notice. In the event of termination without cause, Mr. Dreher will receive his base salary and benefits for the greater of the remaining term of the employment agreement or twelve (12) months. If Mr. Dreher is terminated at any time for cause, upon written notice of such termination he will not be entitled to any further payments or benefits. In the event of Mr. Dreher’s voluntary termination, resignation or retirement in accordance with our normal retirement policies or by mutual agreement, Mr. Dreher will not be entitled to receive any further payments or benefits. Upon the death or any illness, disability or other incapacity that results in Mr. Dreher being unable to perform his duties on a full-time basis for a period of three (3) consecutive months, or for shorter periods aggregating ninety (90) or more days in any twelve (12) month period, Mr. Dreher’s employment may be terminated by written notice, after which he will not be entitled to receive any further payments or benefits except for long-term disability benefits. The employment agreement also contains standard provisions concerning confidentiality, non-competition and non-solicitation.
Executive Management Severance Pay Plan
On March 31, 2008, the board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director, who is also the Company’s Chief Executive Officer, who may become entitled to benefits under the plan did not participate in the deliberations or vote to approve the plan.
The plan covers the persons who at any time during the 90-day period ending on the date of a change in control (as defined in the plan), are employed by the Company as Chief Executive Officer and/or president and are not party to a separate agreement which makes such person ineligible to participate in the plan. These persons become eligible for benefits under the plan if (1) (a) the Company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the Company for good reason (as defined in the plan) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs or prior to a change in control if the termination was either a condition of the change in control or at the request or insistence of a person related to the change in control.

The plan requires the Company to make a cash payment in an amount equal to three hundred percent (300%) of the participant’s average total compensation of the prior three years preceding the change in control or notice of termination. If the Company determines that the total payments made to a person result in an excise tax imposed by Internal Revenue Code §4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.
Immediately following a change in control, the Company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the Company.
In February 2008, the Company awarded bonus payments to certain directors, officers and employees in the aggregate amount of $254,500. Also in March 2008, the Board of Directors approved an award of 850,000 options under the 2007 Equity Incentive Plan by the Compensation Committee at an exercise price of $3.45 to certain employees, officers and directors.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007.
          Our internal controls over financial reporting are designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.
Management’s Report on Internal Control Over Financial Reporting
          Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting has the following deficiency as of December 31, 2007:
1.	The Company did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records. This control deficiency contributed to the individual material weaknesses described below:
a)	Shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”).

b)	The Company did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.
In summary with respect to the control deficiencies in a) and b) above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a) and b) above constitutes a material weakness.
Remediation of Material Weakness
          As of December 31, 2007, there were control deficiencies which constitute as a material weakness in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:
1.	authorized the addition of additional staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department and information technology department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures related to all of our US and China locations.

2.	taken steps to unify the financial reporting of all of our China entities and are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting. We are currently planning further integration of information technology policy and procedures and evaluating them as they impact all our subsidiaries to provide accurate and complete financial reporting information.

3.	hired an accounting manager for our Chinese operating entities who is familiar with recording transactions in conformity with accounting principles generally accepted in the United States of America and who reports to the Chief Financial Officer. Management will monitor the progress of the accounting manager who will manage the process of instituting additional procedures for future accounting periods that will cause transactions in China to be reported in a timely manner and according to the appropriate accounting principles.

4.	purchased and are instituting a company wide accounting software system that will increase the efficiency of information transfer between JJB, YYB, JPI and AMDL. The implementation process will begin in April of 2008 in the United States and will roll out to China by mid-year.
          Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.
Inherent Limitations Over Internal Controls
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Audit Committee, board of directors, management and KMJ Corbin and Company LLP discussed these weaknesses and the Company has assigned the highest priority to their correction. The Company plans in the first half of 2008 to continue to add financial resources and expertise, both through internal hiring and using outside consultants, that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.
          This annual report does not include an attestation report of our independent registered public accounting independent firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Items.
          None.
PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.
          The following table sets forth the name and age of each of our directors who are currently serving on our Board until our next annual meeting of stockholders and the year he was first elected as a director and his position(s) with us.

Name	Age	Year First Elected	Position(s)

William M. Thompson III, M.D.	81	1989	Chairman of the Board of Directors
Gary L. Dreher	62	1999	President, Chief Executive Officer, and Director
Douglas C. MacLellan	52	1992	Director
Edward R. Arquilla, M.D., Ph.D.	86	1997	Director
Minghui Jia	48	2006	Director
          Dr. Thompson has served as one of our directors since June 1989, as our Chairman since 1991, and as our CEO during the years 1992-1994. He is currently Medical Director of PPO Next and a member of the clinical surgical faculty of U. C. Irvine School of Medicine. Dr. Thompson has practiced medicine for over 40 years in general practice, general surgery and trauma surgery. Previously, he practiced patent law and worked in the pharmaceutical industry in the areas of research, law and senior management for 13 years. During his medical career, he was founding Medical Director of Beach Street and August Healthcare Companies during a 25-year association with the managed care PPO industry. Dr. Thompson has also served on the OSCAP Board of SCPIE, a malpractice carrier, for 20 years and chaired its Claims Committee. He has been heavily involved with organized medicine and hospital staff management for many years and was a principal architect of the paramedic and emergency systems of Orange County, CA.
          Mr. Dreher has served as our President and Chief Executive Officer since 1998. Mr. Dreher has been a member of our Board since 1999. Prior to joining the Company, Mr. Dreher served as President of Medical Market International of Yorba Linda, California, a marketing and management services company he co-founded. Mr. Dreher has over 30 years of management, marketing and sales management experience with Fortune 500 companies in the biomedical and medical diagnostic industry, including Bristol Meyers, Mead Johnson and Warner Lambert. .

          Mr. MacLellan has been a member of our Board since 1992 and is Chairman of the Board’s Audit and Governance Committees. Mr. MacLellan is currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. From August 2005 to the present, Mr. MacLellan has been a member of the Board of Directors of Edgewater Foods, International, Inc. Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of Directors of AXM Pharma, Inc. (AMEX:AXJ) and its predecessors. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.
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
          Mr. Minghui Jia was elected to our Board in 2006 and is currently the Managing Director of Jade Pharmaceutical, Inc. Mr. Jia has over 10 years experience in investment banking, venture capital, marketing institutional trading and senior corporate management experience. Mr. Jia is familiar with all procedures for manufacturing and marketing with respect to the Asian Pharmaceutical market and has an in-depth understanding of the industry. Prior to founding Jade Capital Group, Ltd. and Jade Pharmaceutical Inc., Mr. Jia served as marketing director for China Real Estate Corporation, one of the largest Chinese property corporations between 1999 and 2003. Between 1989 and 1998, Mr. Jia served as General Manager of several branches of China Resources Co. Ltd., the largest China export corporation. From 1987 to 1989, Mr. Jia worked for the China National Machinery import and export corporation where he served as Manager of the Import Department for Medical Instruments.
Communications with Directors
          Stockholders may communicate with the Chairman of the Board, the directors as a group, the non-employee directors or an individual director directly by submitting a letter in a sealed envelope labeled accordingly and with instruction to forward the communication to the appropriate party. Such letter should be placed in a larger envelope and mailed to the attention of our Secretary at AMDL, Inc., 2492 Walnut Avenue, Suite 100, Tustin, California 92780. Shareholders and other persons may also send communications to members of our Board who serve on the Audit Committee by utilizing the webpage on our website, http://www.amdl.com, designated for that purpose. Communications received through the webpage are reviewed by the chairperson of the Audit Committee. Communications that relate to functions of our Board or its committees, or that either of them believes requires the attention of members of our Board, are provided to the entire Audit Committee and reported to our Board by a member of the Audit Committee. Directors may review a log of these communications, and request copies of any of the communications.

Board of Directors Meetings
          During the fiscal year ended December 31, 2007, there were five meetings of the Board as well as numerous actions taken with the unanimous written consent of the directors.
Audit Committee
          Our Board has established an Audit Committee consisting of Mr. MacLellan, Dr. Thompson and Dr. Arquilla. The Audit Committee reviews the qualifications of the independent registered public accounting firm, our annual and interim financial statements, the independent registered public accounting firm’s report, significant reporting or operating issues, Sarbanes-Oxley compliance and corporate policies and procedures as they relate to accounting and financial controls. Mr. MacLellan serves as the Chairman of the Audit Committee. Mr. MacLellan also serves as the financial expert on the Company’s Audit Committee.
Executive Officers
          Information respecting our executive officers who are not continuing directors or director nominees is set forth in Item 4 of this Annual Report.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file.
          Based solely upon a review of the copies of such forms furnished to us, we believe that during 2007 all Section 16(a) filing requirements applicable to our officers, directors and persons who own more than 10% of our outstanding shares of common stock were complied with.
Code of Ethics for Financial Professionals
          The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: http://www.amdl.com.
Item 11. Executive Compensation

					All Other
				Option	Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Awards (1)	($)		Total
Gary L. Dreher, President and CEO	2007	$457,896	$90,000	$607,160	$88,582	(4)	$1,243,638
	2006	$400,000	$10,000	$725,000	$19,119	(2)	$1,170,786

Akio Ariura Chief Financial Officer (3)	2007	$176,666	$15,000	$176,500	$12,944		$381,110
	2006	$59,971	—	$128,800	—		$188,771

(1)	The value of option awards included in this column represents the compensation costs recognized by the Company in fiscal year 2006 and 2007 for option awards made in 2006 and 2007 and in prior fiscal years calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the executive officer or the Chief Financial Officer, if any, will depend on the share price on the exercise date. The assumptions used by the Company with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in our Form 10-K. There were no forfeitures during the year.

(2)	Mr. Dreher’s perquisites and other personal benefits include certain amounts for life insurance, car allowance and membership dues.

(3)	Mr. Ariura joined us as Chief Financial Officer on August 16, 2006. The 2006 amounts above reflect the compensation he earned from August 16, 2006 through December 31, 2006. Mr. Ariura was appointed as Secretary effective as of June 26, 2007.

(4)	Includes $42,700 from the exercise of certain options.
Employment Agreements
          On September 28, 2006, we entered into three-year employment agreements with Minghui Jia, one of our directors and Executive Vice-President of JPI, providing for a base salary of $156,000 per annum and a signing bonus of $50,000. Also on that date, we entered into a three-year employment agreement with Fang Zheng, President of JPI, providing for a base salary of $204,000 per annum and a signing bonus of $50,000.
          On March 31, 2008, we entered into a new three-year employment agreement with Mr. Dreher, which agreement was effective as of January 31, 2008. Mr. Dreher’s duties under this new employment agreement include his service as our President and Chief Executive Officer and his discharge of the obligations and responsibilities normally associated with such office. In exchange for his services, Mr. Dreher will earn a base salary of $649,999.92 per annum. Mr. Dreher will also receive a cash bonus in the amount of $100,000 in 2008 and options, granted pursuant to our 2007 Equity Incentive Plan, to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $3.45, which price is equal to 115% of the fair market value per share of our common stock as of the date of the grant. Pursuant to the agreement, we will also obtain term life insurance on the life of Mr. Dreher in the amount of $2 million; $1 million of the benefits will be payable to us and $1 million of the benefits will be payable to Mr. Dreher’s estate. Mr. Dreher participates in our benefit programs that are generally available to all employees. Mr. Dreher receives a monthly auto allowance of $750, thirty (30) days of paid vacation and reimbursement for his monthly dues payable for a club membership.
          Mr. Dreher’s employment agreement provides that we may terminate Mr. Dreher without cause at any time on 30-days written notice. In the event of termination without cause, Mr. Dreher will receive his base salary and benefits for the greater of the remaining term of the employment agreement or twelve (12) months. If Mr. Dreher is terminated at any time for cause, upon written notice of such termination he will not be entitled to any further payments or benefits. In the event of Mr. Dreher’s voluntary termination, resignation or retirement in accordance with our normal retirement policies or by mutual agreement, Mr. Dreher will not be entitled to receive any further payments or benefits. Upon the death or any illness, disability or other incapacity that results in Mr. Dreher being unable to perform his duties on a full-time basis for a period of three (3) consecutive months, or for shorter periods aggregating ninety (90) or more days in any twelve (12) month period, Mr. Dreher’s employment may be terminated by written notice, after which he will not be entitled to receive any further payments or benefits except for long-term disability benefits. The employment agreement also contains standard provisions concerning confidentiality, non-competition and non-solicitation.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying	Option
	Options (#)	Options (#)	Unexercised	Exercise	Option Expiration
Name of Person	Exercisable	Unexercisable	Unearned Options (#)	Price ($/Sh)	Date
Gary L. Dreher, President	60,000	0	0	2.85	2/27/11
and CEO	200,000	0	0	3.70	10/08/11
	172,000	0	0	4.06	5/31/12
	60,000	0	0	2.85	2/27/11
	50,000	0	0	4.65	10/06/09
	140,000	0	0	6.15	2/23/09
	49,000	0	0	5.50	12/19/08

Akio Ariura	40,000	0	0	3.70	10/8/11
Chief Financial Officer	50,000	0	0	4.06	5/31/12
Change in Control Severance Pay Plan
          On March 31, 2008, the board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director, who is also the Company’s Chief Executive Officer, who may become entitled to benefits under the plan did not participate in the deliberations or vote to approve the plan.
          The plan covers the persons who at any time during the 90-day period ending on the date of a change in control (as defined in the plan), are employed by the Company as Chief Executive Officer and/or president and are not party to a separate agreement which makes such person ineligible to participate in the plan. These persons become eligible for benefits under the plan if (1) (a) the Company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the Company for good reason (as defined in the plan) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs or prior to a change in control if the termination was either a condition of the change in control or at the request or insistence of a person related to the change in control.
          The plan requires the Company to make a cash payment in an amount equal to three hundred percent (300%) of the participant’s average total compensation of the prior three years preceding the change in control or notice of termination. If the total payments made to a person result in an excise tax imposed by Internal Revenue Code §4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.
          Immediately following a change in control, the Company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the Company.

Director Compensation

			Nonqualified
	Fees earned		deferred
	or paid in	Option	compensation	All other
Name of Person	cash ($)	Awards (1)	earnings	compensation	Total
William M. Thompson III	$94,500	$176,500	-0-	-0-	$271,000
Gary L. Dreher	$0	$0	-0-	-0-	$0
Douglas C. MacLellan	$180,000	$317,700	-0-	-0-	$497,700
Edward R. Arquilla	$48,000	$70,600	-0-	-0-	$118,600
Minghui Jia	$0	$0	-0-	-0-	$0

(1)	The value of option awards included in this column represents the compensation costs recognized by us in fiscal year 2007 for option awards made in 2007 and in prior fiscal years calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the director, if any, will depend on the share price on the exercise date. The assumptions used by us with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in this Form 10-K.
          Certain members of our Board received cash compensation for their services in 2007 on committees at the rate of $4,000 per month. As Chairman of our Compensation Committee and as Chairman of our Governance and Audit Committees, Douglas MacLellan received $15,000 per month and as Chairman of our Compensation Committee, Dr. William Thompson received $8,500 per month.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of	Weighted-	under equity
	securities to be	average	compensation
	issued upon	exercise price	plans
	exercise of	of outstanding	(excluding
	outstanding	options,	securities
	options, warrants	warrants and	reflected in
	and rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,593,239	4.29	129,251
Equity compensations plans not approved by security holders	0	0	0
Total	1,593,239	4.29	129,251

Stock Ownership of Certain Beneficial Owners and Management
          The following table shows the beneficial ownership of our shares of common stock as of March 20, 2008 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

			Percentage
Name and Address (1)	Number of Shares		Owned
Gary L. Dreher	1,331,000	(2)	7.8%

Akio Ariura	140,000	(3)	0.9%

William M. Thompson III, M.D. 408 Town Square Lane Huntington Beach, CA 92648	239,000	(4)	1.5%

Douglas C. MacLellan 8324 Delgany Avenue Playa del Rey, CA 90293	485,000	(5)	3.0%

Edward R. Arquilla, M.D., Ph.D. Department of Pathology University of California — Irvine Irvine, CA 92697	109,000	(6)	0.7%

Minghui Jia Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong	1,842,672	(7)	11.5%

Fang Zheng Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong	1,842,672	(8)	11.5%

Jade Capital Group Room 1502 15/F Wing on House 71 Des Voeux Road Central Hong Kong	972,672	(9)	6.5%

All Directors and Officers as a group (7 persons)	5,016,772		27.4%

*	Less than 0.1%.

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 60,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 50,000 shares of common stock issuable upon the exercise of options at $4.65 per share, per share, 49,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 140,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 60,000 shares of common stock issuable upon the exercise of options at $4.15 per share, 372,000 shares of common stock issuable upon the exercise of options at $3.70 per share and 300,000 shares of common stock issuable upon the exercise of options at $3.45 per share. Also includes 400,000 shares of common stock in voting trust for Chinese Universal Technologies Co. Ltd. of which Mr. Dreher serves as a voting co-trustee. Mr. Dreher disclaims beneficial ownership of these 400,000 shares.

(3)	Includes 50,000 shares of common stock issuable at $3.45 per share, 40,000 shares of common stock issuable on exercise of options at $3.70 per share and 50,000 shares of common stock issuable on exercise of options at $4.06.

(4)	Includes 30,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 50,000 shares of common stock issuable on exercise of options at $3.45 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 8,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 40,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 50,000 shares of common stock issuable upon the exercise of options at $3.70 per share and 50,000 shares of common stock issuable upon the exercise of options at $4.06 per share.

(5)	Includes 36,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 200,000 shares of common stock issuable on exercise of options at $3.45 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 8,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share,120,000 shares of common stock issuable upon the exercise of options at $3.70 per share and 90.000 shares of common stock issuable upon the exercise of options at $4.06 per share..

(6)	Includes 20,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 10,000 shares of common stock issuable on exercise of options at $3.45 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 8,000 shares of common stock issuable upon the exercise of options at $5.50 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 20,000 shares of common stock issuable upon the exercise of options at $3.70 per share and 20,000 shares of common stock issuable upon the exercise of options at $4.06 per share..

(7)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Jia is a director and principal stockholder and options to purchase 220,000 shares of common stock exercisable at $2.95 per share and options to purchase 50,000 shares of common stock at $3.45 per share.

(8)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Zheng is a director and principal stockholder and options to purchase 220,000 shares of common stock exercisable at $2.95 per share and options to purchase 50,000 shares of common stock at $3.45 per share.

(9)	Includes 100,000 shares held in escrow held by a third party for the issuance by the SFDA of a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC. The Board of Directors on March 28, 2008, extended the required approval date to March 28, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          At December 31, 2006, the Company has a receivable of $147,106 due from Jade related to expenses paid by JPI on behalf of Jade. At December 31, 2007, the Company has a payable of $62,621 to Jade for expenses paid by Jade on behalf of JPI. In addition, at December 31, 2006 and 2007, the Company has a receivable of $14,510 and $9,764, respectively, due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.
 Item 14. Principal Accountant Fees and Services
          Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Services Provided
Audit Fees	$345,000	$225,000
Audit Related Fees	27,000	35,000
Tax Fees	—	—
All Other Fees
Total	$372,000	$260,000
          Audit Fees. The aggregate fees billed for the years ended December 31, 2007 and 2006 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.
          Audit Related Fees. There were no fees billed for the years ended December 31, 2007 and 2006 for the audit or review of our financial statements that are not reported under Audit Fees.

     Tax Fees. There were no fees billed for the years ended December 31, 2007 and 2006 for professional services related to tax compliance, tax advice and tax planning.
     All Other Fees. The aggregate fees billed for the years ended December 31, 2007 and 2006 were for services other than the services described above. These services include attendance and preparation for shareholder and Audit Committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3).
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KMJ Corbin & Company LLP and the estimated fees related to these services.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of this Annual Report on Form 10-K:
          (1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.
          (2) All other schedules have been omitted because they are not required.
          (3) Exhibits:

Exhibit
Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

Exhibit
Number	Description:
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

Exhibit
Number	Description:
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

Exhibit
Number	Description:
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)

10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Filed herewith.)

10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007. (Filed herewith.)

10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Filed herewith).

10.46	Change in Control Severance Pay Plan. (Filed herewith.)

21.1	Subsidiaries of the small business issuer Jade Pharmaceutical Inc., a British Virgin Islands corporation.

23.1	Consent of KMJ | Corbin & Company LLP. (Filied herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on March 31, 2008.

AMDL, INC.
By:	/s/ Gary L. Dreher

Gary L. Dreher, Chief Executor Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary L. Dreher and Akio Ariura, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Dreher GARY L. DREHER	President, Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	March 31, 2008

/s/ Akio Ariura AKIO ARIURA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ Douglas C. MacLellan	Director	March 31, 2008

DOUGLAS C. MACLELLAN

/s/ Edward R. Arquilla	Director	March 31, 2008

EDWARD R. ARQUILLA

/s/ Minghui Jia	Director	March 31, 2008

MINGHUI JIA

/s/ William M. Thompson, III	Director	March 31, 2008

WILLIAM M. THOMPSON III

EXHIBIT INDEX

Exhibit
Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

Exhibit
Number	Description:
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

Exhibit
Number	Description:
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

Exhibit
Number	Description:
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)

10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Filed herewith.)

10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007. (Filed herewith.)

10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Filed herewith).

10.46	Change in Control Severance Pay Plan. (Filed herewith.)

21.1	Subsidiaries of the small business issuer Jade Pharmaceutical Inc., a British Virgin Islands corporation.

23.1	Consent of KMJ | Corbin & Company LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)