Form 10-K/A
period 2007-12-31
AMDL INC
filed 2008-04-14
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1

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
          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐     No  ☑
          As of April 9, 2008, 15,731,516 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the second quarter (June 29, 2007) was approximately $33,991,000 (based upon the closing price of the common stock on such date as reported by the American Stock Exchange). For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors and their affiliates of the Company.
Documents Incorporated by Reference
          No documents are incorporated by reference into this Form 10-K.

AMENDMENT NO. 1 EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (“Original Filing”).We are filing this Form 10-K/A solely to: (1) amend inadvertent omissions in our disclosures in Item 9A of Part II relating to disclosure controls and procedures and internal control over financial reporting; (2) amend inadvertent omissions in the risk factor relating to disclosure controls and procedures and internal control over financial reporting in Item 1A Part I; and (3) disclose in Item 10 Part III that on April 8, 2008, our Board of Directors increased the base salary of Mr. Ariura, who serves as our Chief Financial Officer and Secretary.
     This Form 10-K/A continues to speak as of the date of the Original Filing and no attempt has been made in this Form 10-K/A to modify or update disclosures in the Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Filing with the SEC, except as noted above. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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
          Our management has concluded that the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, fairly present in all material respects our financial condition, results in operations and cash flows for the period ended December 31, 2007 in conformity with accounting principles generally accepted in the U.S.
          Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. During its evaluation, our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.
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
          On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 shares of common stock at $3.09 per share and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.
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
     On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 shares of common stock at $3.09 per share and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.

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
On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.
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
NOTE 15 — SUBSEQUENT EVENTS
Issuance of Securities
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from March 3, 2008 through June 3, 2009.
On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000.
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
The license agreement requires the Company to pay an initial license fee of two hundred and fifty thousand dollars ($250,000), ten thousand dollars ($10,000) of which is due immediately on the effective date of the license agreement. For three consecutive thirty (30) day periods after the effective date, the Company is required to remit to MGI additional non-refundable ten thousand dollar ($10,000) deposits while the Company evaluates the technology. After the Company’s right to perform due diligence for a period of ninety (90) days from the effective date of the license agreement, if the Company accepts the technology, the Company is required to pay a final non-refundable twenty thousand dollar ($20,000) deposit. At any time during the first ninety (90) days from the effective date, the Company has the unconditional right to terminate the license agreement, at which time the license agreement will be considered terminated. All fees paid will remain non-refundable in the event the Company elects not to proceed.
In consideration for the license and in additional to the deposits, the Company is required to pay MGI a royalty fee of fifteen percent (15%) on the net sales of the MyGene HPV Test Kits, until such time as royalty fee payments reach a total of seven hundred and fifty thousand dollars. The payment of royalty fees on the net sales shall be payable within thirty days of the end of each calendar quarter. Once the Company has paid MGI the seven hundred and fifty thousand dollar ($750,000) minimum threshold royalty fee payments, the royalty fee will decrease to seven and one half percent on net sales of the MyGene HPV Test Kit for the remainder of the term.
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
          None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures.
          Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
          Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management’s Report on Internal Control Over Financial Reporting
          Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
          Our management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007. Based on its evaluation, our management concluded that our internal control over financial reporting has the following deficiency as of December 31, 2007:
1.	We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records. This control deficiency contributed to the individual material weaknesses described below:
a)	Shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”).

b)	We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.
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

          Our Audit Committee, Board of Directors and management and KMJ Corbin and Company LLP discussed these weaknesses and we have assigned the highest priority to their correction. We plan in the first half of 2008 to continue to add financial resources and expertise, both through internal hiring and using outside consultants, that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.
          This annual report does not include an attestation report of our independent registered public accounting independent firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
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
          On April 8, 2008, our Board approved the recommendation of the Compensation Committee and increased Mr. Ariura’s base salary to $210,000 per annum. Mr. Ariura’s duties include his service as our Chief Financial Officer and Secretary and his discharge of the obligations and responsibilities normally associated with such offices.

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
          (2) All other schedules have been omitted because they are not required.
          (3) Exhibits:

Exhibit
Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

Exhibit
Number	Description:
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

Exhibit
Number	Description:
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

Exhibit
Number	Description:
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)

10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.41	Escrow Agreement between the Company and Jade Capital Group Limited dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Previously filed.)

10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007. (Previously filed.)

10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed.)

10.46	Change in Control Severance Pay Plan. (Previously filed.)

10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)

21.1	Subsidiaries of the small business issuer Jade Pharmaceutical Inc., a British Virgin Islands corporation.

23.1	Consent of KMJ | Corbin & Company LLP. (Previously filed.)

24.1	Power of Attorney. (Previously filed.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on April 14, 2008.

AMDL, INC.
By:	/s/ Gary L. Dreher

Gary L. Dreher, Chief Executor Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Dreher GARY L. DREHER	President, Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	April 14, 2008

/s/ Akio Ariura AKIO ARIURA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2008

*	Director	April 14, 2008

DOUGLAS C. MACLELLAN

*	Director	April 14, 2008

EDWARD R. ARQUILLA

*	Director	April 14, 2008

MINGHUI JIA

*	Director	April 14, 2008

WILLIAM M. THOMPSON III

*By:	/s/ Gary L. Dreher

Gary L. Dreher (Attorney-in-fact for each person indicated)

EXHIBIT INDEX

Exhibit
Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

Exhibit
Number	Description:
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

Exhibit
Number	Description:
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

Exhibit
Number	Description:
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)

10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.41	Escrow Agreement between the Company and Jade Capital Group Limited dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Previously filed.)

10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007. (Previously filed.)

10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed)

10.46	Change in Control Severance Pay Plan. (Previously filed.)

10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)

21.1	Subsidiaries of the small business issuer Jade Pharmaceutical Inc., a British Virgin Islands corporation.

23.1	Consent of KMJ | Corbin & Company LLP. (Previously filed.)

24.1	Power of Attorney. (Previously filed.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)