Form 10-Q
period 2008-03-31
AMDL INC
filed 2008-05-15
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-16695

AMDL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State of Incorporation)	(I.R.S. employer identification no.)

2492 Walnut Avenue, Suite 100
Tustin, California	92780-7039
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 505-4460

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 12, 2008 was 15,731,516.

AMDL, INC.
INDEX TO FORM 10-Q

i

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,569,863	$6,157,493
Accounts receivable, net	3,969,825	2,954,902
Inventories	916,586	921,135
Prepaid consulting	955,012	872,688
Related party receivable	562,677	—
Prepaid expenses and other current assets	1,393,989	1,248,637

Total current assets	11,367,952	12,154,855

Property and equipment, net	11,923,196	11,672,462
Intangible assets, net	5,650,676	5,615,312
Other assets	3,825,653	3,424,549

Total assets	$32,767,477	$32,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,986,668	$1,676,347
Related party payable	—	62,621
Deferred revenue	213,608	246,758
Notes payable	3,936,044	5,159,939

Total current liabilities	6,136,320	7,145,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,581,516 and 15,079,528 shares issued at March 31, 2008 and December 31, 2007, respectively; 15,481,516 and 14,979,528 shares outstanding at March 31, 2008 and December 31, 2007, respectively	15,482	14,980
Additional paid-in capital	63,122,907	61,525,001
Accumulated other comprehensive income	1,851,861	1,068,429
Accumulated deficit	(38,359,093)	(36,886,897)

Total stockholders’ equity	26,631,157	25,721,513

Total liabilities and stockholders’ equity	$32,767,477	$32,867,178

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$3,587,746	$1,424,179
Cost of sales	1,816,730	697,310

Gross profit	1,771,016	726,869

Operating expenses:
Research and development	8,695	11,776
Selling, general and administrative	2,868,180	1,995,635

	2,876,875	2,007,411

Loss from operations	(1,105,859)	(1,280,542)

Other income (expense):
Interest and other income (expense), net	(62,625)	3,837
Interest expense	(103,056)	(90,857)

Total other income (expense), net	(165,681)	(87,020)

Loss before provision for income taxes	(1,271,540)	(1,367,562)

Provision for income taxes	200,656	17,844

Net loss	(1,472,196)	(1,385,406)

Other comprehensive loss:
Foreign currency translation gain	783,432	16,603

Comprehensive gain	$(688,764)	$(1,368,803)

Basic and diluted loss per common share	$(0.10)	$(0.14)

Weighted average common shares outstanding — basic and diluted	15,130,345	10,095,697

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,472,196)	$(1,385,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,754	183,625
Fair market value of options granted to employees and directors for services	105,542	—
Fair market value of common stock, warrants and options expensed for services	527,425	697,168
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(881,183)	255,471
Related party account with Jade Capital	(614,301)	—
Inventories	36,782	102,515
Prepaid consulting, expenses and other assets	(96,798)	(923,806)
Accounts payable and accrued expenses	274,716	(64,097)
Customer deposits	—	10,835
Deferred revenue	(41,807)	—

Net cash used in operating activities	(1,812,066)	(1,123,695)

Cash flows from investing activities:
Deposits for acquisition of plant assets	(278,719)	—
Purchase of property and equipment	(25,114)	(9,306)
Return of advance	13,936	—

Net cash used in investing activities	(289,897)	(9,306)

Cash flows from financing activities:
Payments on notes payable	(1,393,595)	—
Proceeds from issuance of common stock, net of cash offering costs of $123,875	876,129	—
Proceeds from the exercise of warrants	6,983	—

Net cash used in financing activities	(510,483)	—

Effect of exchange rates on cash and cash equivalents	24,816	16,603

Net change in cash and cash equivalents	(2,587,630)	(1,116,398)

Cash and cash equivalents, beginning of period	6,157,493	1,584,973

Cash and cash equivalents, end of period	$3,569,863	$468,575

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$102,000	$90,719

Cash paid during the period for taxes	$74,000	$800

Supplemental disclosure of non-cash activities:
Value of common stock recorded as prepaid consulting	$505,500	$1,076,100

See accompanying notes to unaudited condensed consolidated financial statements

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K/A. The report of independent registered accounting firm on the consolidated financial statements included in Form 10-K/A contains an explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, and a qualification regarding the Company’s ability to continue as a going concern.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business and Basis of Presentation
          We are a vertically integrated specialty pharmaceutical company. In combination with our subsidiary Jade Pharmaceutical Inc. (“JPI”), the Company engages in the research, development, manufacture, and marketing of diagnostic, pharmaceutical, nutritional supplement, and cosmetic products currently in the People’s Republic of China (“China”). AMDL currently employs approximately 320 people of which 311 are located in China.
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
           The unaudited condensed consolidated financials include the results of the Company and it’s wholly owned subsidiaries.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,472,196 and $1,385,406 during the three months ended March 31, 2008 and 2007 respectively, and had an accumulated deficit of $38,359,093 at March 31, 2008. In addition, the Company used cash in operations of $1,812,066 and $1,123,695 during the three months ended March 31, 2008 and 2007, respectively. At May 12, 2008, the Company had cash on hand of approximately $2,004,000 and cash is being depleted from operations at the rate of approximately $445,000 per month. The forgoing does not include non-operating extraordinary items. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) the Company does not require new cancer samples to satisfy the United States Food and Drug Administration’s (“USFDA”) concerns on its pending 510(k) application, (iii) the Company does not conduct any full scale clinical trials for DR-70® or its combination immunogene therapy technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses through November 2008.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
The Company’s near and long-term operating strategies focus on (i) obtaining USFDA and China’s State Food and Drug Administration (“SFDA”) approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products. The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, or to conduct clinical trials which may be required to receive USFDA and/or SFDA approval after March 2008 is the sale of securities. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
The Company is investigating various financing alternatives including loans, but there can be no assurance that these financing transactions will close or, if closed what the amount or timing thereof will be. In addition, on September 16, 2005, the American Stock Exchange (“AMEX”) sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future. In June 2006, the Company submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. As of May 4, 2008, AMEX has not yet issued its final letter stating that the Company is in compliance with the Continued Listing Standards.
These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI. Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
The Company generates revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and the direct distribution of pharmaceutical products through retail outlets.
As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collection is reasonably assured. Product sales revenue is recognized upon passage of title to customers, typically upon delivery of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), JPI’s revenues are reported net of value added taxes (“VAT”) collected.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
Wholesale Sales
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer, provided the criteria in the Security and Exchange Commission’s (“SEC”) Staff Accounting Bulliten (“SAB”) No. 101 Revenue Recognition in Financial Statements, (as amended by SAB 104) are met. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
Direct Distribution
On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai XiangEn Food Company Co. Ltd. (“Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are operated by independent third parties who sell JJB’s products at retail to consumers. Originally, Shanghai XiangEn would recruit “sub-operators” for the retail stores in exchange for a commission. Under the terms of the original agreement with Shanghai XiangEn, JJB was required to pay commission to Shanghai XiangEn based on two percent (2%) of the gross sales of the products sold at retail by the sub-operators of the retail stores. Pursuant to an amended agreement, this commission has been waived in the future. The statements of operations for the three months ended March 31, 2008 and 2007 contain no commission expense related to the retail store operations.
In order to facilitate the development of the retail stores, JJB made advances of $582,154 to Shanghai XiangEn. Funds advanced were intended for general working capital purposes, including leasehold improvements and equipment needed to establish the Retail Stores.
During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. For the three months ended March 31, 2008 and 2007, the Company recorded approximately $40,000 and $0 of the up-front fees received as revenues.
JJB consigns inventories to the operators of the retail stores for sale to consumers. As a result, the sub-operators do not take ownership of the inventories at their stores until the products are sold to the consumer. Revenues from the sale of JJB’s products at the retail store level is recognized by the Company at the time products are sold by the retail stores. Through March 31, 2008, the retail stores had not generated any sales of JJB’s products, accordingly, no revenues were recognized in the accompanying consolidated statements of operations.
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
For the Three Months Ended March 31, 2008 and 2007
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.
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
JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. The Pharmaceutical Administrative Law requires periodic certification of the Company’s manufacturing operations in accordance with Good Manufacturing Process regulations. Compliance with the certification process or with changes in law may require the Company to incur additional expenditures which could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
As JPI is a British Virgin Island Company, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Shenzhen Jiekang Technologies Ltd (“Jiekang”) to hold funds as a trustee for JPI even though no formal trust agreement exists. This type of transaction is common in China and is

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
adopted by many overseas companies without an operations license. The balance of the amount at March 31, 2008 and December 31, 2007 is $427,564 and $498,726, which is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively. The Company is unsecured in this arrangement and accordingly may not be able to recover this amount if Jiekang becomes insolvent or otherwise unable to pay back the amount due.
As discussed above, the Company has advanced $582,154 for the development of the retail stores to Shanghai XiangEn in the form of an unsecured advances. The Company may not be able to recover the amounts advanced if the retail stores are not successfully developed.
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
On January 25, 2007, we met with the USFDA to support our Pre-IDE document that included a new introduction, literature review, our proposed regulatory strategy and detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. On February 28, 2007, the USFDA sent a Pre-IDE review letter in response to our Pre-IDE Application and the Pre-IDE meeting in January 2007. In the USFDA’s Pre-IDE review letter, they listed 37 areas of concern. On May 17, 2007, we responded to each of USFDA’s areas of concern. On September 13, 2007, USFDA sent a response letter to our May 2007 response letter in which they listed four major areas of concern. On October 5, 2007, we submitted our third 510(k) application in support of the DR-70® immunoassay with the following intended use claim: “Testing using the AMDL-ELISA DR-70® (FDP) is to be used as an aid in monitoring the progression of patients who have been previously diagnosed with colorectal cancer. Results of DR-70® FDP testing should be used in conjunction with other clinical modalities that are standard of care for monitoring disease progression in these patients.” On November 13, 2007, we received a letter of deficiency noting four areas of concern in our application and our application was put on hold pending the USFDA’s receipt of our responses to its concerns. We were granted a 180-day extension to May 12, 2008 to respond in full to the USFDA’s concerns. We responded to the USFDA’s concerns by that deadline. We cannot predict the length of time it will take for the USFDA to review this responsive documentation or whether premarket approval will ultimately be obtained. Accordingly, we are subject to the risk of failure to maintain our existing regulatory approvals, and in obtaining the USFDA regulatory approval of DR-70®, as well as the uncertainty and delay until receipt of such

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
approval, if obtained. Therefore, we are subject to substantial business risks and uncertainties inherent therein, including the potential of business failure.
Previously, JPI submitted an application to the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Beijing Institute of Medical Device Quality Supervision and Inspection Center.
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
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 374,538 and 390,980 for the three months ended March 31, 2008 and 2007, respectively.
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
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of March 31, 2008, the Company had approximately $2,057,000 in excess of this limit. Additionally, the Company held approximately $1,413,000 in uninsured cash accounts at its foreign subsidiaries.
Customers
The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve of doubtful accounts and sales returns of $176,344 and $91,389 at March 31, 2008 and December 31, 2007, respectively. Although the Company expects to collect amounts due, actual collections may differ from the amounts reflected on the balance sheet.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
As of March 31, 2008, one customer comprised 21% of outstanding accounts receivable. No customers had outstanding accounts receivable in excess of 10% at December 31, 2007. For the three months ended March 31, 2008, two customers comprised 18% and 10% of net revenues. For the three months ended March 31, 2007, no one customer comprised more than 10% of revenues.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk.
Other
The Company is subject to credit risk as a result of its cash management arrangement with Jiekang (see note 4), its advance from Shanghai XiangEn (see this note above), and its related party receivable from Jade Capital (see note 12).
Recent Accounting Pronouncements
In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.
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
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Raw materials	$529,783	$620,128
Work-in-process	7,505	17,331
Finished goods	379,298	283,676

	$916,586	$921,135

NOTE 4 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Material deposits	$867,687	$617,661
Receivable from Jiekang	427,564	498,726
Due from officers and directors	12,797	9,764
Other	85,941	122,486

	$1,393,989	$1,248,637

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
Other assets consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Deposits, primarily product licenses and acquisition of plant assets	$3,198,474	$2,827,526
Refundable deposits	45,025	22,900
Advances	$582,154	$574,123

	$3,825,653	$3,424,549

Revenues have not yet been generated from the product licenses. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at March 31, 2008:

			Effect of		Amort-
			Foreign		ization
			Currency		Period
	Gross	Accumulated	Trans-		(in
	Value	Amortization	lation	Net	years)
Assets subject to amortization:

Intellectual property	$2,000,000	$(666,666)	$—	$1,333,334	20
Production rights	1,916,622	(163,736)	109,066	1,861,952	10
Land use rights	1,405,829	(60,977)	168,341	1,513,193	33
Non-compete agreements	324,415	(108,067)	26,860	243,208	5
Customer relationships	214,328	(51,435)	22,203	185,096	7
Trade name and logo	530,829	(82,720)	65,784	513,893	10

	$6,392,023	$(1,133,601)	$392,254	$5,650,676

Intangible assets consist of the following at December 31, 2007:

			Effect of		Amort-
			Foreign		ization
			Currency		Period
	Gross	Accumulated	Trans-		(in
	Value	Amortization	lation	Net	years)
Assets subject to amortization:

Intellectual property	$2,000,000	$(641,667)	$—	$1,358,333	20
Production rights	1,916,622	(113,985)	38,725	1,841,362	10
Land use rights	1,405,829	(49,304)	111,644	1,468,169	33
Non-compete agreements	324,415	(90,269)	17,488	251,634	5
Customer relationships	214,328	(42,960)	15,153	186,521	7
Trade name and logo	530,829	(67,888)	46,352	509,292	10

	$6,392,023	$(1,006,073)	$229,362	$5,615,312

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. During 2003, two lawsuits were filed

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if either of the lawsuits is successful (see Note 8).
As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has not paid any royalties to Dr. Chang to date as there have been no sales of combination gene therapy products.
NOTE 6 — INCOME TAXES
The Company recorded tax provisions of $200,656 and $17,844 for the three months ended March 31, 2008 and March 31, 2007, respectively. The Company’s recorded a tax provision of 18% and 1% of its pre-tax losses for the three months ended March 31, 2008 and March 31, 2007, respectively. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily from losses generated in the United States with no corresponding tax benefit, due to the full valuation reserve on net deferred tax assets, and foreign earnings taxed at the rates in effect in local jurisdictions. The Company’s Chinese operations operate under tax holiday and incentive programs. JJB has been granted a 100% waiver on corporate income taxes in China for years 2006 and 2007, and a 50% waiver of income taxes for 2008 through 2010. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109. As a result of the Company’s cumulative losses in the U.S., we have concluded that a full valuation allowance should be recorded in the U.S.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In China, the 2001 through 2007 tax years generally remain subject to examination by tax authorities. The Company is not currently under examination for any tax year by any jurisdiction.
Income taxes payable of approximately $187,000 and $59,000 has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.
NOTE 7 — NOTES PAYABLE
At March 31, 2008, the Company had RMB denominated indebtedness equal to $3,936,044 (RMB 27.64 million) owed to two financial institutions, representing working capital and construction advances made to JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% — 9.45% per annum.
The company acquired JPI and subsidiaries from Jade Capital Group Limited (“Jade”). Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”), and the subsequent sale of those assets and liabilities to the Company, Kangda had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and Kangda, Jade assumed bank loans of $4,667,000, and Kangda continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment of the loans under their original terms, however, this agreement has not been formalized in writing. The Company has not made payments in accordance with the original terms, and as of March 31, 2008, a significant portion of the balance was past due. The remaining balance is due in 2008, according to the terms of the original notes.
In March 2008, the Company agreed to repay RMB 17.1 million (approximately $2,343,000) of mature loans to the bank by the second quarter of 2008. The Company made payments totaling RMB 10.0 million ($1,393,595) in the three months ended March 31, 2008. The Company expects to pay the remaining RMB 7.1 million (approximately $1,000,000) to the bank in the second quarter of 2008.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
In exchange for the repayment commitment, the bank has made a commitment to loan the Company a minimum of 150% of the repayment, based on a mutual assessment of the financing needs of the business.
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
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned through March 31, 2008.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
Licensing Agreements
In 2007, the Company entered into an RMB 48.6 million purchase commitment with Jiangxi Yibo Medicine Technology Development Co., Ltd (“YIBO”) for the acquisition of non-exclusive production rights to ten medicines

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(approximately $6.7 million at commitment date). The Company has begun production of three of the medicines and has made deposits of $2.9 million to Yibo for the remaining seven medicines. The Company’s remaining obligation to Yibo totals approximately $2.0 million at March 31, 2008. When paid, these amounts will be capitalized and amortized over the expected economic life of the production rights granted.
The Company has an agreement to pay royalty fees to JGT Management Services, Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008. The Company may elect to pay a $25,000 buy-out fee, subject to acceptance by JGT. Payments of royalties in the three months ended March 31, 2008 and 2007 were insignificant.
The Company has agreed to pay a 5% royalty on net sales of combination gene therapy products developed from purchase intellectual property. The Company has not paid any royalties to date as there have been no sales of combination gene therapy products.
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
Contingent Share Issuance
The terms of the May 12, 2006 Stock Purchase and Sale Agreement with Jade Capital Group Limited (“Jade”) for the acquisition of JPI provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent. The Escrow Agreement required that if, within one year from and after the closing of the Stock Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the SFDA has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders.
In light of the administrative changes that have taken place at the SFDA since June 2007, the Board of Directors on August 10, 2007, extended the required approval date to March 28, 2008. On March 11, 2008, the deadline was further extended to March 28, 2009. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before March 28, 2009, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
NOTE 9 — STOCK OPTIONS
The Company has five stock option plans under which it may grant incentive and non-qualified stock options to officers, employees, directors and independent contractors. A detailed description of the Company’s option plans and option grants outside the option plans is contained in the notes to the audited December 31, 2007 financial statements.
For the three months ended March 31, 2008 and 2007, the Company recorded share-based compensation expense related to the issuance of stock options to employees and directors of $105,542 and $0, respectively. All such compensation expense is reflected in the accompanying unaudited condensed consolidated statements of operations within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in the three months ended March 31, 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.
Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected volatility is based on the historical volatility of the Company’s stock price. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options granted in the three months ended March 31, 2008:

Expected volatility	248%
Expected term	5 years
Risk-free interest rate	2.48%
Dividend yield	—%
The weighted-average grant date fair value of employee and director stock options granted during the three months ended March 31, 2008 was $2.98.
The following is a summary of the changes in stock options outstanding during the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding and expect to vest, December 31, 2007	2,093,236	$3.97

Granted	850,000	3.45

Outstanding and expected to vest, March 31, 2008	2,943,236	$3.82	3.21

Vested and Exercisable at March 31, 2008	2,128,656	$3.96	2.56

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
The aggregate intrinsic value of options outstanding at March 31, 2008, considering only options vested and exercisable with positive intrinsic values and based on the closing stock price at March 31, 2008, was $417,821.
At March 31, 2008, total unrecognized stock-based compensation cost related to unvested stock options was $2,427,458, which is expected to be expensed over a weighted average period of 1.9 years.
NOTE 10 — STOCKHOLDER’S EQUITY
Cash Financing Activities
The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”). The Offerings have historically consisted of units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”) and units of one share of common stock and a warrant to purchase one share of common stock. The Units are priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the American Stock Exchange, and the exercise price of the warrants is set at 115% of the average closing price. Unless otherwise noted below, the warrants issued in the Offerings are exercisable at the date of issuance and expire three years from issuance.
For all of the Offerings, the Company utilized the placement agent services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons. In United States, the Company has utilized the placement agent services of FINRA (formerly NASD) member broker-dealers Securities Network, LLC (“Network”) and Spencer Clarke, LLC (“Spencer Clarke”), and licensed sub agents working under Spencer Clarke. In addition to commissions and expenses paid to the Company’s placement agents for each of the Offerings, as described below, the Company has agreed to pay cash commissions of 6% of the gross amount received upon exercise of the warrants by the purchasers.
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
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
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
After the closing of the December 2007 Offering, the Company filed a registration statement with the Securities and Exchange Commission to register the shares of the Company’s common stock, shares issuable upon exercise of the related investor warrants, and shares issuable upon exercise of the warrants issued to the placement agents. The registration statement was declared effective on April 22, 2008.
On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 Units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. The Company did not utilize the services of a placement agent, however, in connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000, and incurred $23,875 in other costs. Total costs associated with the second closing of the December 2007 offering were $123,875, which costs have been netted against the proceeds received.
Non-Cash Financing Activities
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2007, the Company recorded general and administrative expense of $37,419, related to this agreement.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $20,248 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2007, the Company charged $20,248 to selling, general and administrative expenses.
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2007, the Company charged $204,960 to selling, general and administrative expenses.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed from October 24, 2006 through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2007, the Company recorded $274,400 as selling, general and administrative expense.
On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to selling, general and administrative expense during the three months ended March 31, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, as consideration for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2007, the Company recorded selling, general and administrative expense of $93,100 related to the agreement.
Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, as consideration for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2007, the Company recorded selling, general and administrative expense of $25,041.
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the three months ended March 31, 2008, the Company recorded selling, general and administrative expense of $204,375 related to the agreement and the balance of $388,312 is included in prepaid consulting at March 31, 2008.
On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2008, the Company recorded general and administrative expense of $84,000 related to the agreement and the balance of $196,000 is included in prepaid consulting at March 31, 2008.
On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The Company issued 25,000 shares in the three months ended March 31, 2008 that were valued at $104,250 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2008, the Company recorded general and administrative expense of $104,250 related to the agreement and the January 2008 issuance of 25,000 shares. This agreement was terminated on January 29, 2008 and the remaining obligation to issue 250,000 shares was cancelled.
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000 and were valued at $1,010,700 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2008, the Company recorded general and administrative expense of $134,800 related to the agreement and the balance of $370,700 related to the initial issuance of 150,000 shares is included in prepaid consulting at March 31, 2008.
Warrants
The number of outstanding warrants was 4,687,306 at March 31, 2008. The weighted average exercise price was $4.01.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
NOTE 11 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements. Virtually all of the Company’s revenues for the three months ended March 31, 2008 and 2007 were from foreign customers.
The Company evaluates performance based on sales, gross profit and net income (loss). The Company had three reportable segments. In China there are two segments, (i) manufacturing and wholesale distribution to distributors, hospitals, clinics and similar institutional entities (“China-Wholesale”); and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly (“China-Direct”). In the United States there is one segment, sales to distributors and institutional entities (“Corporate”).
The following is information for the Company’s reportable segments for the three months ended March 31, 2008:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$3,537,718	$41,808	$8,220	$3,587,746
Gross profit	$1,727,785	$41,808	$1,423	$1,771,016
Depreciation	$219,896	$—	$2,328	$222,224
Amortization	$102,530	$—	$25,000	$127,530
Interest expense	$102,151	$—	$905	$103,056
Net income (loss)	$903,582	$41,808	$(2,417,586)	$(1,472,196)
Identifiable assets	$27,532,334	$582,153	$4,652,990	$32,767,477
Capital expenditures	$22,808	$—	$2,306	$25,114

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
In 2007, the Company had two reportable segments, (i) manufacturing and wholesale distribution to distributors, hospitals, clinics and similar institutional entities in China (“China-Wholesale”); and (ii) sales to distributors and institutional entities in the United States (“Corporate”).
The following is information for the Company’s reportable segments for the three months ended March 31, 2007:

	China-Wholesale	Corporate	Total
Net revenue	$1,410,029	$14,150	$1,424,179
Gross profit	$715,299	$11,570	$726,869
Depreciation	$104,947	$1,816	$106,763
Amortization	$51,862	$25,000	$76,862
Interest expense	$90,857	$—	$90,857
Net income (loss)	$124,337	$(1,509,743)	$(1,385,406)
Capital expenditures	$9,306	$—	$9,306
Identifiable assets associated with the China-Wholesale, China-Direct and Corporate segments totaled $24,287,399, $574,123 and $8,005,656, respectively, and $32,867,178 in the aggregate at December 31, 2007,
NOTE 12 — RELATED PARTY TRANSACTIONS
At March 31, 2008, the Company has a receivable of $562,677 due from Jade. The receivable is a result of cash transferred to Jade in the first quarter of 2008, which will be transferred to JJB and YYB in the second quarter of 2008 in connection with a recapitalization of those entities, as required by corporate regulation in the PRC. At December 31, 2007, the Company has a payable of $62,621 to Jade for expenses paid by Jade on behalf of JPI.
NOTE 13 — SUBSEQUENT EVENTS
On April 11, 2008, we entered into a Memorandum of Understanding with Zhejiang Huadu Hongying Beauty Hairdressing Co. Ltd. (“Zhejiang-Huadu”). Zhejiang-Huadu is the owner of over 200 beauty stores and a beauty care training school in Zhejiang province which will sell the Goodnak anti-aging product as well as new products in the Goodnak line.
In May 2008, the Company signed a letter of intent to acquire a distribution company in China, subject to transaction diligence, negotiation of terms and conditions and the execution of a definitive agreement. The Company has targeted completion of the transaction in August 2008. In the interim, the Company and the acquisition target have agreed to negotiate one or more distribution agreements for the sale and distribution of JJB and YYB’s products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Our management intends for this discussion and analysis to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended on Form 10-K/A. Operating results are not necessarily indicative of results that may occur in future periods.
          This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, risks associated with doing business in China and internationally, demand for our products, governmental regulation and required licensing of our products and manufacturing operations, dependence on distributors, foreign currency fluctuation, technological changes, intense competition and dependence on management and those risks set forth below under Part II — Item 1A “Risk Factors” and set forth in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended on Form 10-K/A. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether because of new information, future events or otherwise, unless required by law.
Acquisition of Jade Pharmaceuticals Inc.
          On September 28, 2006, we acquired 100% of the outstanding shares of Jade Pharmaceutical Inc. (“JPI”). JPI has two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”) that manufacture and distribute pharmaceutical products in China.
          YYB has established a multi-level marketing program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. 67% of YYB’s products are sold to four institutional or hospital customers.
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

Eighteen distributors purchase products from JJB. Distributors have the right to return product only if the product is defective.
          In order to capitalize on the Chinese interest in anti-aging products, nutritional supplements and cosmetic products, in July 2007, JPI began direct distribution of similar products through retail outlets owned and managed by sub-operators known as “Jade Healthy Supermarkets.” The Jade Healthy Supermarkets are small retail stores operated by sub-operators who sell JPI’s products to retail consumers. As a result of this experience, JPI has refocused these activities to concentrate on sales to beauty clinics that can offer anti-aging clinical treatments to its clients. These clinics are now called “JPGreen Health and Beauty Clinics.” There are currently eight existing JPGreen Health and Beauty Clinics (“JPGreen Clinics”), which are owned by others. The JPGreen Clinic locations, typically 300-900 square feet in size, are being developed through in-house store openings and through the acquisition of existing beauty and spa businesses. The typical JPGreen Clinic is anticipated to generate, on average approximately $400,000 to $700,000 in annual sales with an average net profit margin of at least 30%. Numerous existing beauty and spa businesses have indicated their interest in being acquired and converted to JPGreen Health and Beauty Clinics. We have formed a WFOE to manage the JPGreen Health and Beauty Clinic operations. Upon receipt of adequate funding, JPI anticipates the management, conversion of existing operations into or acquisition of approximately 100 JPGreen Health and Beauty Clinics and at least 13 hospital operated therapeutic anti-aging clinics in fiscal year 2008. There can be no assurance that any of the intended acquisitions are completed or that JPI will receive the necessary funding to adequately finance the management and operation of JPGreen Health and Beauty Clinics.
Memorandum of Understanding with Zhejiang Huadu Hongying Beauty Hairdressing Co., Ltd
          On April 11, 2008, we entered into a Memorandum of Understanding with Zhejiang Huadu Hongying Beauty Hairdressing Co. Ltd. (“Zhejiang-Huadu”). Zhejiang-Huadu is the owner of over 200 beauty stores and a beauty care training school in Zhejiang province which will sell the Goodnak anti-aging product as well as new products in the Goodnak line.
Letter of Intent to purchase Guangzhou Lazon Pharmacy Co., Ltd.
          In May 2008, we entered into a letter of intent to purchase Guangzhou Lazon Pharmacy Co., Ltd (“GLP”). GLP currently distributes over 400 products from various manufactures. GLP currently sells and distributes traditional Chinese medicines, health foods, medical equipment and generic pharmaceutical products. A mutually agreed valuation firm will be retained to perform a valuation analysis and other terms and agreements to determine the value of GLP. It is anticipated that JPI will consolidate sales forces with GLP to take advantage of each Company’s distribution network to penetrate new market territories. It is anticipated that this acquisition will be complete by August 2008.
License Agreement with Mygene
          On February 3, 2008 the Company entered into a five year exclusive license for the Mygene MyHPV Chip Kit (“MyGene HPV Test Kit”) a diagnostic reagent for in-vitro testing for Genital Human Papilloma Virus (“HPV”) from Mygene International, Inc. (“MGI”), a Utah corporation. MGI owns an exclusive worldwide license for the MyGene HPV Test Kit, excluding Korea. MGI licensed the MyGene HPV Test Kit from MyGene Co., Ltd., a Korean company. The license agreement between MGI and the Company grants us an exclusive sublicense to use the patent, trademark and technology in manufacturing, promoting, marketing, distributing, and selling the MyGene HPV Test Kit in the countries of: China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam. This license agreement shall commence as of the March 31, 2008 and the Company has the option of renewing the license for a single period of five additional years unless either party shall notify the other party in writing of its election not to renew at least ninety days prior to the expiration of the initial term, or the Company has failed to pay MGI all license fees and royalty fees as required by this licensing agreement, in which case the agreement shall terminate. The license agreement requires the Company to pay an initial license fee of two hundred and fifty thousand dollars ($250,000), ten thousand dollars ($10,000) of which is due immediately on the effective date of the license agreement. For three consecutive thirty (30) day periods after the effective date, the Company is required to remit to MGI additional non-refundable ten thousand dollar ($10,000) deposits while the Company evaluates the technology. After the Company’s right to perform due diligence for a period of ninety (90) days from the effective date of the license agreement, if the Company accepts the technology, the Company is required to pay a final non-refundable twenty thousand dollar ($220,000) deposit. At any time during the first ninety (90) days from the effective date, the Company has the unconditional right to terminate the license agreement, at which time the license agreement will be considered terminated. All fees paid will remain non-refundable in the event the Company elects not to proceed.

In consideration for the license and in additional to the deposits, the Company is required to pay MGI a royalty fee of fifteen percent (15%) on the net sales of the MyGene HPV Test Kits, until such time as royalty fee payments reach a total of seven hundred and fifty thousand dollars. Once the Company has paid MGI the seven hundred and fifty thousand dollar ($750,000) minimum threshold royalty fee payments, the royalty fee will decrease to seven and one half percent on net sales of the MyGene HPV Test Kit for the remainder of the term The payment of royalty fees on the net sales shall be payable within thirty days of the end of each calendar quarter.
The MyGene HPV Test Kit
          The MyGene HPV Test Kit was approved as a diagnostic reagent for use in Korea by the Korean Food and Drug Administration (“KFDA”). The test can diagnose HPV infection and each genotype of HPV at the same time. The features of MyHPV Chip test include:
•	Pre-Diagnosis of cervical cancer;

•	Diagnosis of HPV infection and the genotype of HPV infection;

•	Diagnosis for low copy of HPV infection;

•	Diagnosis of multiple HPV infections;

•	Simple and easy sample collecting;

•	Accurate and prompt results; and

•	Identifying a total of 24 types of HPV infections
Regulatory Approval of the MyGene HPV Test Kit
          At the Company’s sole expense, the Company is required to use its reasonable commercial efforts to establish manufacturing capabilities and to obtain regulatory approval as necessary and in accordance with State Federal Drug Administration (SFDA) requirements or appropriate regulatory requirements for manufacturing in China (including Hong Kong), within one year from the effective date of the license. The Company is required to use commercially reasonable efforts to obtain all regulatory market approvals necessary for commercialization of the MyGene HPV Test Kit Product; launch the sales of the MyGene HPV Test Kit Product within one year; and manufacture or have manufactured, market, promote and sell the MyGene HPV Test Kit Product throughout the term of the agreement. In Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam, the Company is required to obtain all regulatory market approvals necessary for commercialization of the MyGene HPV Test Kit, launch the sales of the MyGene HPV Test Kit Product within two years, and manufacture or have manufactured, market, promote and sell the MyGene HPV Test Kit throughout the term of the license agreement. If the Company has not begun selling the MyGene HPV Test Kit in above noted territories within the prescribed timelines as specified above due to regulatory delay beyond the Company’s control, and the Company has received MGI’s written acceptance of the regulatory delay, which shall not unreasonably be withheld so long as the Company is making commercially reasonable efforts toward commercialization, the Company shall not be in default of this Agreement.
Current Economic and Market Environment
          We operate in a challenging economic and regulatory environment that has undergone significant changes in both technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise while also expanding in the service sector with the JPGreen Health and Beauty Clinics.
          The current economic and market environment in China may be favorable to us because:
•	China is experiencing growth rate of 8 — 10% per year as measured by the gross domestic product;

•	China’s pharmaceutical market is forecasted to become the world’s fifth largest by 2010 and the largest by 2050 as reported by PriceWaterhouseCoopers ; and

•	The growing demand in China for over the counter pharmaceutical products.
          We plan to achieve our goals by combining our cancer detection, new products acquisitions, and vaccine technology with JPI’s China-based pharmaceutical manufacturing, consumer sales, expanding distribution network and clinical trials expertise.

          We believe that the acquisition of JPI has enabled us to:
•	gain access to what we believe to be the fastest growing pharmaceutical and consumer market in the world, China;

•	platform to in-license North American drugs for manufacture and sale in China and through out Asia;

•	expand DR-70®, combination immunogene therapy (“CIT”) technologies and HPV test kits in clinical trials, sales, and marketing into China and Asia; and

•	create new opportunities for cancer related product development in China.
Research and Development
          In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired. JJB and YYB currently perform all of their own research and development activities on new products at their own facilities.
We expect research and development expenditures to remain consistent with prior periods until the second half of 2008 due to:
•	Most products manufactured by JPI are acquired through the purchase of the product licenses. As part of the acquisition process, approval for manufacture by the SFDA must be received prior to payment.

•	Research and development costs regarding DR-70® have decreased due to the reduction in the use of outside consultants and utilization of in-house personnel.
          During the three months ended March 31, 2008, we spent $8,695 on research and development related to DR-70®, compared to $11,776 for the same period in 2007. During the first half of 2008, we do not expect to incur significant expenditures for research and development in furtherance of the FDA and SFDA application for approval of DR-70®. However, we anticipate increased research and development expenditures for the second half of 2008 due to procedures necessary for SFDA approval of the HPV test kit and DR-70® and the FDA approval process for DR-70® in the United States.
Liquidity and Capital Resources
          Total assets decreased $99,701 to $32,767,477 as of March 31, 2008 from $32,867,178 as of December 31, 2007. This increase was due primarily to a decrease in cash offset by increases in accounts receivable, prepaid consulting and related party receivable. In addition, total assets increased due to currency fluctuations.
          Our total liabilities decreased 14.13% to $6,136,320 as of March 31, 2008 from $7,145,665 as of December 31, 2007. The primary reason for the decrease is a result of a reduction in notes payable offset by an increase in accounts payable and accrued expenses.
          In March 2008, the Company repaid approximately $1,393,595 of mature loans to the bank . In exchange for the repayment, the bank has made a commitment to loan the Company a minimum of 150% of the repayment, based on a mutual assessment of the financing needs of the business. The Company also submitted the updated appraisal of property and plant to several local Jiangxi banks. The Company plans to further reduce mature loans by approximately $1,000,000 and replace existing loans with a new credit facility of $1,500,000 by the end of second quarter 2008.
          These funds will be used to fund additional working capital requirements necessary for continued growth, clinical trials necessary for SFDA approval for CIT, DR-70® and HPV Test Kit, and the expansion of the existing plant for the production of Dosataxal.
          From January 1, 2008 to March 31, 2008, our cash and cash equivalents decreased by $2,587,630 or 42%, primarily due to working capital requirements of JPI, reduction of note payable and general and administrative expenses incurred by AMDL. Cash usage continues to exceed cash generation. As of May 12, 2008, cash on hand was approximately $2,004,000 and cash is being depleted from operations at the rate of approximately $445,000 per month. The forgoing does not include non-operating extraordinary items. This monthly amount does not include any expenditures related to further development or attempts to license our CIT technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
          For the three months ended March 31, 2008, cash used in operations was $1,812,066, compared to $1,123,695 cash used in operation for the same period in 2007. The major components were the net loss of $1,472,196, increase in accounts receivables related party receivable, prepaid consulting expenses and other assets offset by non-cash expenses of $105,542 related to the fair value of options granted to employees and directors, $527,425 related to common stock, warrants and options issued to consultants for services and $349,754 for depreciation and amortization.
          Cash used in investing activities for the three months ended March 31, 2008 was $289,897, compared to $9,306 cash used in investing activities for the same period in 2007. The major components were the purchase of property and equipment of $25,114 and $278,719 for deposit for acquisition of plant assets offset by amounts returned on advance on note receivable.
          Net cash used by financing activities for the three months ended March 31, 2008 was $510,483, compared to $0 for the same period in 2007. Net cash used by financing activities for the three months ended March 31, 2008 primarily consisted of $1,393,595 for payments on note payable offset by the net proceeds of $876,129 from the issuance of common stock and proceeds of $6,983 from the exercise of warrants.
          On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 Units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. The Company did not utilize the services of a placement agent, however, in connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000, and incurred $23,875 in other costs. Total costs associated with the second closing of the December 2007 offering were $123,875, which costs have been netted against the proceeds received.
          We expect to incur capital expenditures at our China facility in 2008 in the form of additional manufacturing lines to enable additional products to be manufactured. This capital expenditure is necessary to produce newly-licensed products efficiently. It is anticipated that this capital expenditure will be financed by raising additional capital through the sale of our equity securities. In addition to the capital expenditures, there will be additional expenditures in China for additional direct manufacturing staff, additional working capital and for general and administrative purposes. In addition, the GMP review process has been completed at JJB and required renovations started at the facilities. Renovations and recertification is expected to be complete by the end of second quarter of 2008. In anticipation of the plant shutdown and to minimize any supply disruption to our distributors, JJB purchased at least six months supply of Goodnak.
          We expect to expend $220,000 in 2008 in initial licensing fees under the MyGene HPV Test Kit license agreement and will be obligated to pay royalties for kit sales in the future.
          We have initiated the implementation of an Enterprise Reporting System (ERP), the initial phase of which will network the financial reporting process between JJB, YYB, JPI and AMDL. The installation of software will occur in the second quarter of 2008 with an anticipated completion date in the third quarter of 2008. The projected cost of this project is estimated to be $300,000.
          Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) we do not require new cancer samples to satisfy the FDA concerns on its pending 510(k) application, (iii) we do not conduct any full scale clinical trials for DR-70® or our CIT technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses only through November 2008.
Going Concern
          Our consolidated financial statements for the year ended December 31, 2007 have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses of $1,472,196 and $1,385,406 during the three months ended March 31, 2008 and year ended December 31, 2007, respectively, and we had an accumulated deficit of $38,359,093 at March 31, 2008. On May 12, 2008, we had cash on hand of approximately $2,004,000, which is being depleted from operations at the rate of approximately $445,000 per month. The forgoing does not include non-operating extraordinary items.
          There are significant uncertainties that negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements, and absence of FDA approval make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any of our equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta are successful in their claims against us, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
          Our near and long-term operating strategies focus on (i) obtaining FDA and SFDA approval for DR-70® and HPV Test Kit, (ii) seeking a large pharmaceutical partner for our CIT technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products.
          Our management recognizes that we must generate additional capital resources to enable it to conduct clinical trials that may be required to receive FDA and SFDA approval after November 2008 and to continue as a going concern. Our management’s plans include seeking financing, alliances or other partnership agreements with entities interest in our technologies, sales of our equity securities, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.
          On September 16, 2005, the American Stock Exchange (“AMEX”) sent us a warning letter pursuant to Section 1009(a)(i) of the AMEX Listed Company Guide stating that we were not in compliance with the AMEX Continued Listing Standards. We remain non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist us. In June 2006, we submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised us that the plan period would remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
          These items raise substantial doubt about our ability to continue as a going concern.
          Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.
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
          Inventories. JPI records inventories at the lower of weighted average cost or net realizable value. Major components of inventories are raw materials, packaging materials, direct labor and production overhead. AMDL’s inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. We regularly monitor inventories for excess or obsolete items and make any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories. We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.
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
          Valuation of Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We use its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. We consider the following factors or conditions, among others, that could indicate the need for an impairment review:
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
          If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, we believe that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2008. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our technologies and prevent future long-lived asset impairment.

          Revenue Recognition. We generate revenues from wholesale sales of over-the-counter and prescription pharmaceuticals, and will begin the direct distribution of pharmaceutical products through our JPGreen Health and Beauty Clinics.
          We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104. Accordingly, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
          Wholesale Sales. Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when title and risk of loss have passed to the buyer and provided the criteria in SAB No. 101 are met. Buyers generally have limited rights of return, and we provide for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from our estimates.
          Direct Distribution. Commencing in July 2007, JPI began direct distribution of pharmaceutical products through the Jade Healthy Supermarkets. The Jade Healthy Supermarkets are small retail stores operated by independent third parties who sell JJB’s products at retail to consumers. Pursuant to these arrangements, JJB receives a one-time, non-refundable up front fee from the operator of the retail stores. As of March 31, 2008, there were eight retail stores in operation. JJB received a one-time, non-refundable up front fee from each of the sub-operators of the retail stores. By a supplementary agreement, JJB assigned all these shops to Shanghai Jiezheng (formerly known as “Shanghai Xiangen”) who provided leasehold improvements and equipment to the sub-operators in the establishment of the Retail Stores, in return, Shanghai Jiezheng will take over all responsibilities and rights for the stores. All inventories in the retail shops will be consigned to the operators of the retail stores for sale to consumers. Therefore, the operational results of the sub-operators will accounted for by Shanghai Jeizheng. Revenues from the sale of JJB’s products at the retail store level will be recognized by us at the time products are sold to Shanghai Jiezheng.
          As of March 31, 2008, we had received $314,762 in upfront fees from Jade Healthy Supermarket store operators. We deferred recognition of these up-front, non-refundable fees until the retail stores were opened, at which time we have no further obligations to the store operator. All retail stores were opened, and accordingly, we amortized $41,808 of the up-front fees received as revenues and expensed commissions paid to Shanghai Jiezheng for finding sub-operators in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008..
          VAT Taxes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), JPI’s revenues are reported net of value added taxes (“VAT”) collected.
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
          Stock-Based Compensation Expense. All issuances of our common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date.
           We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
          In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.
          The provisions of SFAS No. 123(R), “Share-Based Payment” were adopted on January 1, 2006 using the modified prospective transition method. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
          SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the three months ended March 31, 2008.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
          Net Revenues. During the three months ended March 31, 2008, our aggregated revenues from product sales increased 149% to $3,545,938 from $1,424,179 for the same period in 2007, and our aggregated revenues from the amortization of up-front fees was $41,808 as compared to $0 for the same period in 2007.
Corporate
          Net revenues for AMDL-Corporate were $8,220 for the three months ended March 31, 2008, compared to $14,150 for the same period in 2007. This 42% decrease is due to decreased orders for the DR-70® test kits and OEM products.
          The continued low level of DR-70® and OEM product sales is disappointing to our management. Our existing distributors have not been effective and no new distributors were engaged in the three months ended March 31, 2008.

Market acceptance of our DR-70® kits has been slower than originally anticipated, in part, because the DR-70® kit has not yet received FDA approval. In addition, we have not concluded any material new distribution agreements this year as new potential distributors have experienced similar delays and face similar market acceptance issues because of the lack of FDA approval.
          During 2008, we expect sales of OEM products to be at the same level as experienced in 2007. Assuming FDA approval of DR-70® sometime in 2008, we expect sales of DR-70® to increase in 2008, but any such increase in sales is not expected to significantly impact our operating results for 2008. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of sales below those achieved for three months ended March 31, 2008. Sales in 2008 could be negatively impacted by potential competing products and overall market acceptance of our products.
China-Wholesale
          China-Wholesale’s net revenues were $3,537,718 for the three months ended March 31, 2008, compared to $1,410,029 for the same period in 2007. The 151% increase is primarily due to the continuing demand for pharmaceutical products in China, new distribution agreements and expansion into new regions.
          JJB’s net revenues increased 174% to $2,932,873 for the three months ended March 31, 2008, as compared to $1,071,034 for the same period in 2007. This was primarily due to the introduction of the seven new pharmaceutical products listed below:
•	Human Placental Histosolution (Goodnak)

•	Levofloxacin Lactate and Sodium Chloride Injection

•	50% NACL G.S.

•	Metronidazole Injection

•	Levofloxacin Hydrochloride Injection

•	Ondansetron Hydrochloride Injection

•	Domperidone Tablet
          YYB’s net revenues increased 78% to $604,845 for the three months ended March 31, 2008, as compared to $338,995 for the same period in 2007, due to the increase in demand for medical products in China as well as expansion into new regions.
          China-Wholesale’s top five selling products for the three months ended March 31, 2008 were:

Percent of
Total
China-Wholesale
Name	Sales
Domperidone Tablets	38.97%
Human Placental Histosolution (Goodnak)	31.15%
Diavitamin, Calcium Hydrogen Phosphate and Lysine Tablets	12.17%
Levofloxacin Lactate and Sodium Chloride Injection	5.37%
GNS	2.70%

90.36%

China-Direct Distribution
          We received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. We deferred recognition of these fees until opening of these stores. Net revenue for the three months ended March 31, 2008 was $41,808 related to amortization of up front fees.
          Gross Profit. Our gross profit for the three months ended March 31, 2008 increased 144% to $1,771,016, compared to $726,869 for the same period in 2007. JPI contributed $1,769,593 to our gross profit for the three months ended March 31, 2008, compared to $715,299 for the same period in 2007.
Corporate
          AMDL’s gross profit decreased 88% to $1,423 for the three months ended March 31, 2008 from $11,570 for the same period in 2007, due to a reduction in orders for the DR-70® kit and OEM products in the first quarter of 2008.
China-Wholesale
          China-Wholesale’s gross profit was $1,727,785 for the three months ended March 31, 2008, a 142% increase over the $715,299 gross profit for same period in 2007. This increase can be attributed to increased sales and a change in product mix and reduced manufacturing overhead due to economies of scales resulting from the increase in sales. The change in product mix was principally due to the increased production and sales of Human Placenta Histosolution (Goodnak) and Domperidone Tablet with an approximate profit margin of 75% and 71%, respectively.
          The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of building, land use rights, manufacturing equipment, amortization of production rights, utilities and repairs and maintenance. China-Wholesale’s gross profit was positively impacted by increased production efficiencies and manufacturing of products with higher margins.
          Management anticipates gross profit margins for China-Wholesale to remain at about the same level for the year ending December 31, 2008, as was experienced for the year ended December 31, 2007. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2007 especially as the product sales mix changes. Gross profit could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
China-Direct Distribution
          China-Direct Distribution’s gross profit for the three months ended March 31, 2008 was approximately $41,808, as compared to $0 for the same period in 2007 as there were no retail operations in the same period in 2007.
          Research and Development. Our research and development expense for the three months ended March 31, 2008 was $8,695, compared to $11,776 for the same period in 2007.
Corporate
          All research and development costs incurred during the three months ended March 31, 2008 was incurred by AMDL-Corporate. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA.
China-Wholesale and China-Direct Distribution
          JPI/ China-Wholesale currently performs all of its own research and development activities on new products at their own facilities, but only a nominal amount of research and development was conducted during the three month period ended March 31, 2008. In addition, prior to the purchase of a product license, the product must have approval from the SFDA for manufacture. Therefore, research and development costs are incurred by the seller.
          An increase in research and development costs are anticipated for the second half of 2008. Beginning in June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be.
          Selling, General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2008 was $2,868,180, as compared to $1,995,635 for the same period in 2007.
          Selling, general and administrative expenses are anticipated to increase in 2008 as we anticipate additional costs for payroll, professional fees and additional costs as JPI/ China-Wholesale pharmaceutical sales expands into new distribution agreements and expands it’s distribution base and also due to the expansion of the JPGreen Spa and Clinics.
Corporate
          AMDL-Corporate incurred general and administrative expenses of $2,408,892 for the three months ended March 31, 2008, as compared to $1,512,324 in the same period in 2007 primarily consisting of an increase of $196,000 in accounting fees, $147,000 in legal fees, $668,000 in payroll and payroll taxes, $136,000 in directors fees offset by a decrease of $107,000 in investor relations and $148,000 in general consulting expense. Also included in general and administrative expenses were non-cash expenses incurred during the three months ended March 31, 2008 of approximately $527,425 for common stock and warrants issued to consultants for services. The increase is attributable to a significant increase in business activities in China, including corporate governance functions.
China-Wholesale
           China-Wholesale incurred general and administrative expenses of $459,288 for the three months ended March 31, 2008, as compared to $483,311 for the same period in 2007. Major components were advertising, payroll and related taxes, meals and entertainment and insurance. Selling, general and administrative expenses decreased 5% in the three months ended March 31, 2008 when compared to the same period in 2007.
          Currently, sales are distributed geographically as follows:

Geographic Location – China
Southeastern	24%
Eastern	15%
Central	40%
Northeastern	20%
Southwestern	1%
          JPI’s/ China-Wholesale’s goal is to expand its distribution network into 36 key cities within the near future.
China-Direct Distribution
          China-Direct Distribution did not incur any selling, general and administrative expenses during the three months ended March 31, 2008
          Other Income and Expense. Our interest and other income (expense), net for the three months ended March 31, 2008 was income of $62,625, compared to expense of $3,837 for the same period in 2007. Interest expense was $103,056 for the three months ended March 31, 2008, compared to $90,857 for the same period in 2007. The losses for the three month ended March 31, 2008 was primarily due exchange losses.
Corporate.
          All AMDL-Corporate interest income represents interest paid on deposits held at financial institutions. Interest income decreased to $895 for the three months ended March 31, 2008, compared to $3,837 to for the same period in 2007, due to the significantly lower average cash balances maintained by us.

          Interest expense for the three months ended March 31, 2008 was $905, as compared to $0 for the same period in 2007.
China-Wholesale
          JPI/ China-Wholesale incurred interest expense of $102,151 for the three months ended March 31, 2008, compared to $90,857 for the same period in 2007. These expenses represent interest paid to financial institutions in connection with debt obligations.
          Loss from Operations and Net Loss. As a result of the factors described above, our consolidated loss from operations was $1,105,859 and $1,280,542 for the three months ended March 31, 2008 and 2007 respectively. Our consolidated net loss for the three months ended March 31, 2008 was $1,472,196 or ($0.10) per share, compared to a consolidated net loss of $1,385,406 or ($0.14) per share for the same period in 2007.
          The decrease in loss from operations was due to an increase in gross profit at JPI attributable to the change in product mix and efficiencies due to increased sales. The increase in net loss during the three months ended March 31, 2008 as compared to the same quarter in 2007 was due to the above factors offset by an increase in other expense and provision for income taxes. The increase in income tax expense is a result of the application of a 50% tax waiver at JJB in 2008, compared to a 100% waiver in 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
          Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures subject to the limitations described in Form 10-K/A, were effective at the reasonable assurance level during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the following:
•	We entered in to a transaction which advanced funds to a related party without preparing legal documentation to evidence amounts advanced.

•	We corrected this issue after March 31, 2008, by documenting the advance with a promissory note.
     For more information regarding the material weakness identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K/A that we filed with the SEC on April 14, 2008.
AMDL, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to our CIT technology we acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. We have performed extensive due diligence to determine that AcuVector had no interest in the technology when we acquired it. We have recently initiated action to commence discovery in this case, and AcuVector has taken no action to advance the proceedings since filing the complaint in 2002. We are confident that AcuVector’s claims are without merit and that we will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements.
          We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the CIT technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount that is unknown to the University at this time. The University has not claimed that we are not the owner of the CIT technology, just that the University has an equitable interest therein for the revenues therefrom. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements. No significant discovery has yet been conducted in the case.
          Accordingly, if either AcuVector and/or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.
          On March 27, 2008, an action was brought against us in the Superior Court of California, County of Orange by Noble International Investments, Inc. (“Noble”), alleging, among other things, breach of a letter agreement for investment banking services in an offering that was never commenced. The plaintiff is seeking monetary damages for payment of liquidated damages allegedly due Noble in an amount of $150,000. We believe that this lawsuit is without merit, that Noble’s claims are unfounded and that the Company has good defenses against the claims asserted by Noble.
          We believe (based, in part on the preliminary review of these actions by legal counsel) that the probable resolution of such actions will not materially affect our consolidated financial position, results of operations, or our liquidity.
ITEM 1A. RISK FACTORS
          Our business involves significant risks that are described below.
Limited product development activities; our product development efforts may not result in commercial products.
          We intend to continue to pursue USFDA and SFDA approval of DR-70® and licensing of our CIT technology. Due to limited cash resources, we are limited in the number of additional products we can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or our CIT technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:
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
          Our cash position as of May 12, 2008 of approximately $2,004,000 is not sufficient to conduct significant clinical trials for DR-70® or to market our products internationally by ourselves. With or without additional financing (or cash generated from our pharmaceutical operations in China), we will likely engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed.
Our operations in China involve significant risk.
          JJB and YYB operate as WFOEs in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.

          JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require us to incur additional expenditures, which could have a material impact on our consolidated financial position, results of operations and cash flows.
          As in the case of JJB, the Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. JJB has objected to the Chinese Military Department’s annexation. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although we expect that JJB will be compensated fairly for the facility, JJB may have to spend significant time and resources finding another location and restarting those operations in another area. In addition, such new location may need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact our results of operation and financial condition.
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
          As of March 31, 2008, we had warrants outstanding that are currently exercisable for up to an aggregate of 4,687,306 shares of our common stock at a weighted-average exercise price of $4.01 per share. Included within that amount are (i) warrants to purchase a total of 1,204,505 shares (including broker warrants) which were issued at an average exercise price of $4.74 per share in our December 2007 private placement (ii) an additional 161,813 warrants were issued in February 2008 in connection with the second closing of that private placement in March . (iii) warrants to purchase a total of 1,205,632 shares at an average exercise price of $3.68 per share which were issued in connection with private placements that closed in April and May of 2007, and (iv) warrants to purchase a total of 1,366,319 shares which were issued at an average exercise price of $4.74 per share in other private placements or compensation arrangements prior to 2007. In addition, any future equity financing may involve substantial dilution to our stockholders.
           On May 12, 2008, we had cash on hand of approximately $2,004,000, which is being depleted from operations at the rate of approximately $445,000 per month. The forgoing does not include non-operating extraordinary items. Assuming (i) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (ii) we do not require new cancer samples to satisfy the USFDA concerns on our pending 510(k) application, (iii) we do not conduct any full scale clinical trials for DR-70 ® or our CIT technology in the U.S. or China, (iv) JPI generates sufficient cash to meet or exceed its cash requirements, and (v) no outstanding warrants are exercised, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through November 2008.
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
          On November 13, 2007, we received a letter of deficiency noting four areas of concern with our pending 510(k) application for our DR-70® test kit and the application was put on hold pending the USFDA’s receipt of our response to the USFDA’s concerns. We were granted an extension to May 12, 2008 to respond in full and filed our response in accordance with our deadline. We revised our application to address the USFDA’s concerns. The USFDA’s response to the revised application cannot be anticipated and no assurances can be given that we will ever receive USFDA clearance for the commercial sale of DR-70® in the U.S. Furthermore, if USFDA approval is granted, although the approval has no expiration date, if we are found in violation, the USFDA may impose fines, terminate the approval or seize our products, at its discretion. In addition, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.
Our future prospects will be negatively impacted if we are unsuccessful in pending litigation over our CIT technology.
          As noted above, we are engaged in litigation with AcuVector and with the Governors of the University of Alberta over our CIT technology. Although theses cases are still in the early stages of discovery, we believe they are without merit and that we will receive a favorable judgment in both. However, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.
The value of intangible assets may not be equal to their carrying values.
          One of our intangible assets includes the CIT technology, which we acquired from Dr. Chang in August 2001. We also purchased certain intangible assets in our acquisition of JPI. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, we are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products.
          Patent approval for eight original claims related to CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we do not have the funds to conduct the clinical trials that would be required to obtain regulatory approval for our CIT technology. Accordingly, we are seeking a strategic partner to license the CIT technology from us. If we cannot attract a large pharmaceutical company to license our CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, CIT and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our consolidated balance sheet, any substantial deterioration of value would significantly impact our reported consolidated financial position and our reported consolidated operating results.
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
          Prior to the acquisition of JPI, virtually all of our operating revenues have come from sales to two distributors in foreign countries of DR-70® kits and from sales to a few domestic customers of our OEM products. For the year ended December 31, 2007, almost all of our revenues were derived from sales of DR-70® and we had only nominal sales of our OEM products. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70® or our OEM products. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70® kits or OEM products from us. Accordingly, based upon this fact, historical sales, and the uncertainty of USFDA approval for sale of DR-70® in the U.S., any projection of future orders or sales of DR-70® kits or OEM products are unreliable. In addition, the amount of DR-70® purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
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
          Our management has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2008. During its evaluation, our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9 Part II of our Annual Report on Form 10-K, as amended on Form 10-K/A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.
          We are taking steps to remediate our material weaknesses, as described in Item 9 Part II of our Annual Report on Form 10-K, as amended on Form 10-K/A. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
           Notwithstanding the deficiencies in our internal control over financial reporting, our management has concluded that the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 fairly present in all material respects our financial condition, results in operations and cash flows for the three months ended March 31, 2008 in conformity with accounting principles generally accepted in the U.S.
Loss of our listing on the American Stock Exchange could adversely affect the marketability and price of our shares.
          We are not currently in compliance with the standards for continued listing on AMEX, although AMEX has not yet taken any action to delist our securities. Unless we meet the standards for continued listing, AMEX could at any time (i) commence a proceeding to delist our securities or (ii) include us in the list of companies that are not in compliance with AMEX’s continued listing standards and require that the indicator “.BC” be added as an extension to our symbol which will be transmitted with any quotation or trade of our shares. In June 2006, we submitted a plan to become compliant with AMEX’s continued listing standards which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised us that the plan period would remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. As of the date hereof, AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future. The loss of listing on AMEX could adversely affect the marketability and/or price of our shares because some brokers and other traders might refrain from purchasing or trading our shares if we were delisted or if they perceived that a delisting might occur in the near future. Additionally, delisting from AMEX may adversely impact our ability to raise capital in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          All unregistered sales of equity securities during the period of this quarterly report have been disclosed in our Current Report on Form 8-K filed March 7, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS
          (a) Exhibits: See Exhibit Index herein

AMDL, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMDL, INC. (Registrant)
Date: May 15, 2008	By:	/s/ Gary L. Dreher
Gary L. Dreher, President and
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Akio Ariura
Akio Ariura, Chief Financial Officer and
Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)