Form 10-Q
period 2008-06-30
AMDL INC
filed 2008-08-14
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 1, 2008 was 15,759,516.

AMDL, INC.
INDEX TO FORM 10-Q

i

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,611,821	$6,157,493
Accounts receivable, net	6,029,455	2,954,902
Related party receivable	644,426	—
Inventories	959,831	921,135
Prepaid consulting	969,935	872,688
Prepaid expenses and other current assets	914,921	1,248,637

Total current assets	11,130,389	12,154,855

Property and equipment, net	12,506,677	11,672,462
Intangible assets, net	5,608,222	5,615,312
Other assets	4,286,632	3,424,549

Total assets	$33,531,920	$32,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,532,687	$1,676,347
Related party payable	72,840	62,621
Deferred revenue	174,627	246,758
Notes payable	3,120,999	5,159,939

Total current liabilities	5,901,153	7,145,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,756,516 and 15,079,528 shares issued at June 30, 2008 and December 31, 2007, respectively; 15,656,516 and 14,979,528 shares outstanding at June 30, 2008 and December 31, 2007, respectively	15,657	14,980
Additional paid-in capital	64,027,897	61,525,001
Accumulated other comprehensive income	2,375,873	1,068,429
Accumulated deficit	(38,788,660)	(36,886,897)

Total stockholders’ equity	27,630,767	25,721,513

Total liabilities and stockholders’ equity	$33,531,920	$32,867,178

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE GAIN (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net revenues	$5,780,832	$2,413,501	$9,368,578	$3,837,680
Cost of sales	2,877,014	1,262,049	4,693,743	1,959,359

Gross profit	2,903,818	1,151,452	4,674,835	1,878,321

Operating expenses:
Research and development	57,052	1,351	65,747	13,127
Selling, general and administrative	2,846,344	3,244,910	5,714,526	5,240,545

	2,903,396	3,246,261	5,780,273	5,253,672

Income (loss) from operations	422	(2,094,809)	(1,105,438)	(3,375,351)

Other income (expense):
Interest and other income (expense), net	(2,876)	(549)	(65,500)	3,288
Interest expense	(87,049)	(98,107)	(190,106)	(188,964)

Total other expense, net	(89,925)	(98,656)	(255,606)	(185,676)

Loss before provision for income taxes	(89,503)	(2,193,465)	(1,361,044)	(3,561,027)

Provision for income taxes	340,064	70,840	540,719	88,684

Net loss	(429,567)	(2,264,305)	(1,901,763)	(3,649,711)

Other comprehensive loss:
Foreign currency translation gain	524,015	326,733	1,307,444	343,336

Comprehensive gain (loss)	$94,448	$(1,937,572)	$(594,319)	$(3,306,375)

Basic and diluted loss per common share	$(0.03)	$(0.17)	$(0.12)	$(0.31)

Weighted average common shares outstanding — basic and diluted	15,564,208	11,415,045	15,347,277	10,751,728

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,901,763)	$(3,649,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	714,078	633,320
Fair market value of options granted to employees and directors for services	422,168	1,129,600
Fair market value of common stock, warrants and options expensed for services	1,116,753	1,190,488
Provision for bad debts	126,754	913
Changes in operating assets and liabilities:
Accounts receivable	(2,953,059)	319,914
Related party account with Jade Capital	(47,375)	—
Inventories	12,278	159,518
Prepaid consulting, expenses and other assets	390,081	(2,598,739)
Accounts payable and accrued expenses	856,695	(376,421)
Deferred revenue	(84,851)	314,762

Net cash used in operating activities	(1,348,241)	(2,876,356)

Cash flows from investing activities:
Deposits for acquisition of plant assets	(637,421)	—
Purchase of property and equipment	(574,263)	(49,088)
Funds advanced to Kangda (note 12)	(644,426)	—
Return of advance	13,936	—

Net cash used in investing activities	(1,842,174)	(49,088)

Cash flows from financing activities:
Payments on notes payable	(2,282,145)	—
Proceeds from issuance of common stock, net of cash offering costs of $139,584 in 2008 and $756,674 in 2007	860,421	4,572,837
Proceeds from the exercise of options	—	31,200
Proceeds from the exercise of warrants	6,983	—

Net cash (used in) provided by financing activities	(1,414,741)	4,604,037

Effect of exchange rates on cash and cash equivalents	59,484	(5,051)

Net change in cash and cash equivalents	(4,545,672)	1,673,542

Cash and cash equivalents, beginning of period	6,157,493	1,584,973

Cash and cash equivalents, end of period	$1,611,821	$3,258,515

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$184,960	$183,765

Cash paid during the period for taxes	$438,198	$—

Supplemental disclosure of non-cash activities:
Fair market value of common stock recorded as prepaid consulting	$1,011,000	$1,075,760

Increase in debt and fixed assets due to purchase price adjustment	$—	$214,617

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.
Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K/A. The report of independent registered accounting firm on the consolidated financial statements included in Form 10-K/A contains an explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, and a qualification regarding the Company’s ability to continue as a going concern.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business and Basis of Presentation
AMDL is a vertically integrated specialty pharmaceutical company. In combination with our subsidiary Jade Pharmaceutical Inc. (“JPI”), the Company engages in the research, development, manufacture, and marketing of diagnostic, pharmaceutical, nutritional supplement, and cosmetic products in the People’s Republic of China (“China” or “PRC”). AMDL currently employs approximately 320 people of which 314 are located in China.
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
Through JPI, we manufacture and distribute generic, homeopathic, over-the-counter pharmaceutical products and supplements. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). JPI acquired the businesses currently conducted by YYB and JJB in 2005 along with certain assets and liabilities of a predecessor to JJB, JiangXi Shangrao KangDa Biochemical Pharmacy Co. Ltd (“Kangda”). YYB’s facilities are located in Tuman City, Jilin Province, China and JJB is located in Shangrao, Jiangxi Province, China. JPI currently manufactures and markets 48 products. Of these products, 24 are JJB branded generic western drug formulations and there are 24 YYB branded Chinese traditional medicine and nutritional products. JPI also researching and developing other pharmaceutical products which will require the approval of the PRC’s State Federal Drug Agency (“SFDA”).
Both JJB and YYB are wholly-foreign owned enterprises (“WFOEs”). WFOEs are limited liability companies established under Chinese Company Law that are exclusively owned by foreign investors. WFOEs are used to, among other things: enable local China based entities to carry on business in China, rather than operate in a representative capacity; acquire land use certificates to own and operate facilities in China; employ persons in China; hold intellectual property rights; protect intellectual property and proprietary technology; and issue invoices to their customers in Renminbi (“RMB”) and record revenues in RMB, but convert the profits into United States (“U.S.”). dollars for distribution to their parent company outside China. There are also potential disadvantages of operating as a WFOE, including, but not limited to, unlimited liability claims arising from the operations in China and potentially less favorable treatment from governmental agencies than would be afforded to those entities operating with a Chinese partner.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
We also sell OEM products and test kits which are manufactured by others. Our products may be used by hospital, clinical, research and forensic laboratories and doctor’s offices to obtain precise and rapid identification of certain types of cancer and other diseases. Our proprietary DR-70® test kit may be used to assist in the detection of at least 14 different types of cancer, including: lung (small and non-small cell); stomach; breast; rectal; colon; and liver. As DR-70® is a non-invasive blood test, there are no side effects to the administration of our test. As with other cancer diagnostic products, false negative and false positive results could pose a small risk to patient health if their physician is not vigilant in following up on the DR-70® results with other modalities that are standard of care for these patients. DR-70® is not yet available for sale in the U.S.
On July 7, 2008, the Company announced that the U.S. Food and Drug Administration (“USFDA”) issued a letter of substantial equivalence to an existing predicate device and granted clearance to market the Elisa Dr-70® (FDP) as a safe and effective blood test for monitoring patients who have been previously diagnosted with colorectal cancer.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,901,763 and $3,649,711 during the six months ended June 30, 2008 and 2007 respectively, net losses of $429,567 and $2,264,305 during the three months ended June 30, 2008 and 2007, respectively, and had an accumulated deficit of $38,788,660 at June 30, 2008. In addition, the Company used cash in operations of $1,348,241 and $2,876,356 during the six months ended June 30, 2008 and 2007, respectively. At August 13, 2008, the Company had cash on hand of approximately $396,000 in U.S. bank accounts and additional cash in the accounts of JPI and subsidiaries of approximately $1,100,000. Cash is being depleted from operations in the U.S. at the rate of approximately $425,000 per month. The foregoing burn rate does not include non-operating extraordinary items, including payments to pursue drug and test kit product licenses. The Company and JPI are working diligently on various financing activities that if completed could provide the Company’s U.S. and China operations with up to approximately $14 million in new financing. The Company is negotiating an expanded credit facility in China of up to $10 million. Yet, assuming (i) the Company is unable to complete its anticipated financing activities, (ii) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (iii) JPI does not generate sufficient cash to meet or exceed its cash requirements, (iv) JPI does not repatriate any cash back to U.S. operations, and (v) no outstanding warrants are exercised, then the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses through August 2008.
The Company’s near and long-term operating strategies focus on (i) obtaining China’s SFDA approval for DR-70®, (ii) seeking a large pharmaceutical partner for our combination immunogene therapy technology, (iii) funding the growth of JPI’s existing products, and (iv) funding the research and development of new products. The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, or to conduct clinical trials which may be required to receive SFDA approval after June 2008 is the sale of securities. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
The Company is investigating various financing alternatives including loans, but there can be no assurance that these financing transactions will close or, if closed what the amount or timing thereof will be. In addition, on September 16, 2005, AMEX sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future. In June 2006, the Company submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. As of August 4, 2008, AMEX has not yet issued its final letter stating that the Company is in compliance with the Continued Listing Standards.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI. Intercompany transactions and balances have been eliminated in consolidation.
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
Direct Distribution
On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai Jiezheng (formerly known as “Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are owned by independent third parties who sell JJB’s products at retail to consumers. Shanghai Jiezheng and JPI collaborated with the owners in re-branding the stores as JPGreen Health and Beauty Clinics.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. For the six months ended June 30, 2008 and 2007, the Company recorded approximately $85,000 and $0, respectively, of the up-front fees received as revenues.
JJB consigns inventories to the operators of the retail stores for sale to consumers. As a result, the sub-operators do not take ownership of the inventories at their stores. Revenues from the sale of JJB’s products at the retail store level will be recognized by the Company at the time products are sold by the retail stores. Through June 30, 2008, the retail stores had not generated any sales of JJB’s products, accordingly, no revenues were recognized in the accompanying consolidated statements of operations.
In order to facilitate the development of the additional JP Green stores, expected to be owned and operated by the Company, JJB made advances of $594,895 to Shanghai XiangEn. Funds advanced were intended primarily to purchase equipment needed to establish the retail stores. However, in the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company has decided to pursue a strategy of retail distribution through independent, non-branded stores. In July 2008, Shanghai Jiezheng repaid the Company approximately $148,000 and turned over equipment that had been purchased in anticipation of the expansion, and in full settlement of amounts receivable. The equipment was placed in customer store locations to promote sales of the Company’s products.
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
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.
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
As JPI is a British Virgin Island Corporation, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Shenzhen Jiekang Technologies Ltd (“Jiekang”) to hold funds as a trustee for JPI even though no formal trust agreement exists. The balance at December 31, 2007 was $498,726, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The balance was repaid, and no amount remains outstanding at June 30, 2008. Subsequent transfers of foreign currency to JJB and YYB amounting to approximately $565,000, related to the repayment of amounts due from Jade, have been transacted through the bank account of a business owned by an employee of JPI, to allow for conversion to RMB.
Regulatory Environment
The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Prior to July 3, 2008, the Company was not permitted to sell DR-70® in the U.S. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its products or that they will not be withdrawn.
Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its DR-70® kit. In May 2002, the Company decided to begin the USFDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. The Company conducted clinical trials comparing its DR-70® to the currently accepted assay, CEA (carcinoembryonic antigen), and it submitted the results to the USFDA in September 2003. In January 2004, the USFDA responded to the

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
Company’s submission. The USFDA identified deficiencies in the Company’s application and advised its consultant, Diagnostic Oncology CRO, Inc. (“DOCRO”) that based upon the data submitted, the USFDA determined that the DR-70® kit was not substantially equivalent to any other device, which has gone through the 510(k) approval process. The USFDA further advised that if the Company had data which it believes shows that the DR-70® kit has substantial equivalence, it could submit such additional information for the USFDA’s consideration. In January 2005, DOCRO supplied additional data and submitted a new application to the USFDA proposing that DR-70® be used in tandem with CEA in monitoring colorectal cancer patients. In June 2005, the USFDA issued a non-substantially equivalent letter and pointed out several areas of concern regarding the new application for use of DR-70® as an adjunctive test with CEA. Representatives of the Company met with the USFDA to go over their concerns. The Company revised its strategy regarding USFDA approval of DR-70® and the Company reviewed additional patient data which supports “substantial equivalence” to CEA.
On January 25, 2007, the Company met with the USFDA to support its Pre-IDE document that included a new introduction, literature review, the Company’s proposed regulatory strategy and detailed characterization studies of the capture antibody, detection antibody, antigen measured in colorectal serum and other information. On February 28, 2007, the USFDA sent a Pre-IDE review letter in response to the Company’s Pre-IDE Application and the Pre-IDE meeting in January 2007. In the USFDA’s Pre-IDE review letter, they listed 37 areas of concern. On May 17, 2007, the Company responded to each of USFDA’s areas of concern. On September 13, 2007, USFDA sent a response letter to the Company’s May 2007 response letter in which they listed four major areas of concern. On October 5, 2007, the Company submitted its third 510(k) application in support of the DR-70® immunoassay with the following intended use claim: “Testing using the AMDL-ELISA DR-70® (FDP) is to be used as an aid in monitoring the progression of patients who have been previously diagnosed with colorectal cancer. Results of DR-70® FDP testing should be used in conjunction with other clinical modalities that are standard of care for monitoring disease progression in these patients.” On November 13, 2007, the Company received a letter of deficiency noting four areas of concern in its application and the application was put on hold pending the USFDA’s receipt of the Company’s responses to its concerns. The Company was granted a 180-day extension to May 12, 2008 to respond in full to the USFDA’s concerns, and responded to the USFDA’s concerns by that deadline. On July 3, 2008, the Company received a letter of determination from the USFDA that the DR-70 ELISA tumor-associated antigen immunoligical test system was “substantially equivalent” to the existing predicate device being marketed. The letter grants the Company the right to market the DR-70 test as a device to monitor patients who have been previously diagnosed with colorectal cancer.
Previously, JPI submitted an application to the SFDA for approval to market the DR-70® test kit in China. The SFDA has begun the approval process with the DR-70® test kit undergoing standard product review by the Beijing Institute of Medical Device Quality Supervision and Inspection Center.
In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but even though USFDA approval has been received, there can be no assurances that JPI will obtain approval for marketing DR-70® in China or what the timing thereof may be.
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 317,558 and 433,940 for the six months ended June 30, 2008 and 2007, respectively and 269,089 and 476,770 for the three months ended June 30, 2008 and 2007, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, and valuation of options, warrants and deferred tax assets. Actual results could differ from those estimates.
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of June 30, 2008, the Company had approximately $431,000 in excess of this limit. Additionally, the Company held approximately $1,080,000 in uninsured cash accounts at its foreign subsidiaries.
Customers
The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve of doubtful accounts and sales returns of $218,143 and $91,389 at June 30, 2008 and December 31, 2007, respectively. Although the Company expects to collect amounts due, actual collections may differ from the amounts reflected on the balance sheet.
As of June 30, 2008, one customer comprised 23% of outstanding accounts receivable. No customers had outstanding accounts receivable in excess of 10% at December 31, 2007. For the six months ended June 30, 2008, two customers comprised 17% and 12% of net revenues. For the six months ended June 30, 2007, five customers each comprised more than 10% of revenues.
The majority of the Company’s customers are in the pharmaceutical industry. Consequently, there is a concentration of receivables and revenues within this industry, which is subject to normal credit risk.
Other
The Company is subject to credit risk as a result of its note receivable from Kangda. See note 12.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15,

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
2008, and for interim periods within those fiscal years. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not currently expect the adoption of SFAS No. 162 to have a material impact on the consolidated financial statements.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Raw materials	$726,577	$620,128
Work-in-process	20,746	17,331
Finished goods	212,508	283,676

	$959,831	$921,135

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
NOTE 4 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Material deposits	$845,823	$617,661
Receivable from Jiekang	—	498,726
Due from officers and directors	16,619	9,764
Other	52,479	122,486

	$914,921	$1,248,637

As JPI is a British Virgin Island Corporation, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Jiekang to hold funds as a trustee for JPI even though no formal trust agreement existed. Although the Company still does not have a license to operate in China, funds were returned from Jiekang in the second quarter of 2008. Subsequent transfers of foreign currency to JJB and YYB amounting to approximately $565,000, related to the repayment of amounts due from Jade, have been transacted through the bank account of a business owned by an employee of JPI, to allow for conversion to RMB.
Other assets consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Deposits, primarily product licenses and acquisition of plant assets	$3,651,628	$2,827,526
Advance to Shanghai Jiezheng	594,895	574,123
Refundable deposits	40,109	22,900

	$4,286,632	$3,424,549

Revenues have not yet been generated from the product licenses. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at June 30, 2008:

			Effect of		Amort-
			Foreign		ization
			Currency		Period
	Gross	Accumulated	Trans-		(in
	Value	Amortization	lation	Net	years)
Assets subject to amortization:

Intellectual property	$2,000,000	$(691,667)	$—	$1,308,333	20
Production rights	1,916,622	(214,959)	149,089	1,850,752	10
Land use rights	1,405,829	(77,808)	201,220	1,529,241	33
Non-compete agreements	324,415	(126,391)	31,922	229,946	5
Customer relationships	214,328	(60,161)	26,130	180,297	7
Trade name and logo	530,829	(97,989)	76,813	509,653	10

	$6,392,023	$(1,268,975)	$485,174	$5,608,222

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
Intangible assets consist of the following at December 31, 2007:

			Effect of		Amort-
			Foreign		ization
			Currency		Period
	Gross	Accumulated	Trans-		(in
	Value	Amortization	lation	Net	years)
Assets subject to amortization:

Intellectual property	$2,000,000	$(641,667)	$—	$1,358,333	20
Production rights	1,916,622	(113,985)	38,725	1,841,362	10
Land use rights	1,405,829	(49,304)	111,644	1,468,169	33
Non-compete agreements	324,415	(90,269)	17,488	251,634	5
Customer relationships	214,328	(42,960)	15,153	186,521	7
Trade name and logo	530,829	(67,888)	46,352	509,293	10

	$6,392,023	$(1,006,073)	$229,362	$5,615,312

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy (“CIT”) technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if either of the lawsuits is successful (see Note 8).
As part of the acquisition of the CIT technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has not paid any royalties to Dr. Chang to date as there have been no sales of combination gene therapy products.
NOTE 6 — INCOME TAXES
The Company recorded tax provisions of $540,719 and $88,684 for the six months ended June 30, 2008 and 2007, respectively, or 40% and 2% of its pre-tax losses for the respective six month periods. Tax provisions of $340,064 and $70,840 were recorded for the three-month periods ended June 30, 2008 and 2007, or 380% and 3% of pre-tax losses for the respective three month periods. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily from losses generated in the U.S. with no corresponding tax benefit, due to the full valuation reserve on net deferred tax assets, and foreign earnings taxed at the rates in effect in local jurisdictions. The Company’s Chinese operations operate under tax holiday and incentive programs. JJB has been granted a 100% waiver on corporate income taxes in China for years 2006 and 2007, and a 50% waiver of income taxes for 2008 through 2010. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
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
Income taxes payable of approximately $162,000 and $59,000 has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
NOTE 7 — NOTES PAYABLE
At June 30, 2008, the Company had RMB denominated indebtedness equal to $3,120,999 (RMB 21.4 million) owed to two financial institutions, representing working capital and construction advances made to JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.31% — 11% per annum.
The company acquired JPI and its subsidiaries in September 2006 from Jade Capital Group Limited (“Jade”). Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”), and the subsequent sale of those assets and liabilities to the Company, Kangda had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and Kangda, Jade assumed bank loans of $4,667,000, and Kangda continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment of the loans under their original terms, however, this agreement has not been formalized in writing.
In March 2008, the Company agreed to repay RMB 17.1 million (approximately $2,412,145) of mature loans to the bank by the second quarter of 2008. The Company made payments totaling RMB 16.2 million ($2,282,145) in the six months ended June 30, 2008. The Company expects to pay the remaining RMB 0.9 million (approximately $130,000) to the bank in the third quarter of 2008.
In exchange for the repayment commitment, the bank made a non-binding commitment to loan the Company a minimum of 150% of the repayment, based on a mutual assessment of the financing needs of the business and subject to availability and underwriting. The Company is unsure as to whether the bank will be able to perform on this non-binding commitment and the Company is negotiating for other possible bank financing.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements.
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
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. No products have been returned through June 30, 2008.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
Licensing Agreements
In 2007, the Company entered into an RMB 48.6 million purchase commitment with Jiangxi Yibo Medicine Technology Development Co., Ltd (“YIBO”) for the acquisition of non-exclusive production rights to ten medicines (approximately $6.7 million at commitment date). The Company has begun production of three of the medicines and has made deposits of $2.9 million to Yibo for the remaining seven medicines. The Company’s remaining obligation to Yibo totals approximately $2.1 million at June 30, 2008. Such amounts will become due when regulatory approval for the manufacture of the drugs is received. When paid, these amounts will be capitalized and amortized over the expected economic life of the production rights granted.
The Company has an agreement to pay royalty fees to JGT Management Services, Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expires in August 2008. The Company may elect to pay a $25,000 buy-out fee, subject to acceptance by JGT. Payments of royalties in the three and six months ended June 30, 2008 and 2007 were insignificant.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
Contingent Share Issuance
The terms of the May 12, 2006 Stock Purchase and Sale Agreement with Jade for the acquisition of JPI provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent. The Escrow Agreement required that if, within one year from and after the closing of the Stock Purchase and Sale Agreement, Jade or its shareholders have demonstrated that the SFDA has issued a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70® in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent will promptly disburse the Escrow Shares to Jade or its shareholders.
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
For the three months ended June 30, 2008 and 2007, the Company recorded share-based compensation expense related to the issuance of stock options to employees and directors of $316,626 and $0, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded share-based compensation expense of $422,168 and $1,129,600, respectively. All such compensation expense is reflected in the accompanying unaudited condensed consolidated statements of operations within selling, general and administrative expense. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in the six months ended June 30, 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.
Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected volatility is based on the historical volatility of the Company’s stock price. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options granted in the six months ended June 30, 2008:

	2008	2007
Expected volatility	248%	353%
Expected term	5 years	5 years
Risk-free interest rate	2.48%	4.92%
Dividend yield	—%	—%

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
The weighted-average grant date fair value of employee and director stock options granted during the six months ended June 30, 2008 and 2007 was $2.98 and $3.53, respectively.
The following is a summary of the changes in stock options outstanding during the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding and expect to vest, December 31, 2007	2,093,236	$3.97

Granted	850,000	3.45

Outstanding and expected to vest, June 30, 2008	2,943,236	$3.82	2.96

Vested and Exercisable at June 30, 2008	2,234,906	$3.93	2.42

The aggregate intrinsic value of options outstanding at June 30, 2008, considering only options with positive intrinsic values and based on the closing stock price at June 30, 2008, was $8,900.
At June 30, 2008, total unrecognized stock-based compensation cost related to unvested stock options was $2,110,833, which is expected to be expensed over a weighted average period of 1.7 years.
NOTE 10 – STOCKHOLDERS’ EQUITY
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
For all of the Offerings, the Company utilized the placement agent services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons. In the U.S., the Company has utilized the placement agent services of FINRA (formerly NASD) member broker-dealers Securities Network, LLC (“Network”) and Spencer Clarke, LLC (“Spencer Clarke”), and licensed sub agents working under Spencer Clarke. In addition to commissions and expenses paid to the Company’s placement agents for each of the Offerings, as described below, the Company has agreed to pay cash commissions of 6% of the gross amount received upon exercise of the warrants by the purchasers.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
In connection with the April 2007 Offering, the Company utilized the services of Galileo and Network. For their services, Galileo and Network received commissions in an aggregate of $553,539 and warrants to purchase an aggregate of 203,062 shares of the Company’s stock. The Company also paid Galileo a non-accountable expense allowance of $160,000. In addition, the Company incurred legal and other costs totaling $44,333 in connection with the April 2007 Offering. Total costs associated with the April 2007 Offering were $756,674, which costs have been netted against the proceeds received.
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
On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,813 Units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. The Company did not utilize the services of a placement agent, however, in connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000, and incurred $39,584 in other costs. Total costs associated with the second closing of the December 2007 Offering were $139,584, which costs have been netted against the proceeds received.
Non-Cash Financing Activities
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2007, the Company recorded general and administrative expense of $37,419, related to this agreement.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $20,248 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2007, the Company charged $20,248 to selling, general and administrative expenses.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2007, the Company charged $204,960 to selling, general and administrative expenses.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed from October 24, 2006 through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2007, the Company recorded $343,000 as selling, general and administrative expense.
On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to selling, general and administrative expense during the six months ended June 30, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, as consideration for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2007, the Company recorded selling, general and administrative expense of $372,400 related to the agreement.
Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, as consideration for financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2007, the Company recorded selling, general and administrative expense of $100,161.
On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock at $3.68 per share to Brookstreet Securities Corporation, a consultant, for financial advisory services. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to consulting expense in the six months ended June 30, 2007.
The Company issued 10,000 options to a consultant and investor during the six months ended June 30, 2007, which resulted in compensation expense of $35,300, included in general and administrative expense. The options were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of one year; and dividend yield of 0%.
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the six months ended June 30, 2008, the Company recorded selling, general and administrative expense of $408,750 related to the agreement and the balance of $183,938 is included in prepaid consulting at June 30, 2008.
On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2008, the Company recorded general and administrative expense of $168,000 related to the agreement and the balance of $112,000 is included in prepaid consulting at June 30, 2008.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The Company issued 25,000 shares in the three months ended March 31, 2008 that were valued at $104,250 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2008, the Company recorded general and administrative expense of $104,250 related to the agreement and the January 2008 issuance of 25,000 shares. This agreement was terminated on January 29, 2008 and the remaining obligation to issue 250,000 shares was cancelled.
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000 and were valued at $1,011,000 based on the trading price of the common stock on the measurement date. During the six months ended June 30, 2008, the Company recorded general and administrative expense of $337,003 related to the agreement and the balance of $673,997 is included in prepaid consulting at June 30, 2008.
On April 30, 2008, the Company extended the term of warrants to purchase 18,750 shares of common stock at $3.68 per share to October 31, 2009. The warrants were held by an investor/service provider. The Company recorded $18,375 in compensation expense related to the term extension, calculated using the Black Scholes option valuation model with the following assumptions: expected volatility of 79%; risk-free interest rate of 2.37%; expected term of 1.5 years; and dividend yield of 0%.
On May 16, 2008, the Company settled litigation related to the termination of an agreement regarding a proposed private placement. In connection with the settlement, the Company paid $12,500 in cash, and issued 25,000 shares of unregistered common stock with a deemed value of $75,000, based on the ten-day volume weighted-average price of our common stock through May 8, 2008. The value of the cash and shares issued in the settlement is included in general and administrative expense in the consolidated statement of operations for the quarter ended June 30, 2008.
On June 17, 2008, the Company entered into an agreement to procure financial consulting services. In connection with the agreement, the Company granted an option, outside of its existing option plans, to purchase 150,000 shares of common stock at an exercise price of $3.50. The option, which was approved by the Company’s board of directors, was granted in partial consideration for financial consulting services, vests over a twelve month period, and expires in five years. The option was initially valued at $439,500, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 273%; risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjuntion with Selling, Goods or Services, the option will be periodically revalued through the vesting period. The value of the option is being expensed over the 36 month term of the consulting contract. The Company recognized $5,375 of expense in the three and six month periods ended June 30, 2008.
Warrants
The number of outstanding warrants was 4,832,856 at June 30, 2008. The weighted average exercise price was $3.99.
NOTE 11 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements. Virtually all of the Company’s revenues for the six months ended June 30, 2008 and 2007 were from foreign customers.
The Company evaluates performance based on sales, gross profit and net income (loss). The Company had three reportable segments. In China there are two segments, (i) manufacturing and wholesale distribution to distributors, hospitals, clinics and similar institutional entities (“China-Wholesale”); and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly (“China-Direct”). In the U.S. there is one segment, sales to distributors and institutional entities (“Corporate”).

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
The following is information for the Company’s reportable segments for the six months ended June 30, 2008:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$9,248,064	$84,852	$35,662	$9,368,578
Gross profit	$4,563,353	$84,852	$26,630	$4,674,835
Depreciation	$446,235	$—	$4,938	$451,173
Amortization	$212,905	$—	$50,000	$262,905
Interest expense	$184,675	$—	$5,431	$190,106
Net income (loss)	$2,813,271	$84,852	$(4,799,886)	$(1,901,763)
Identifiable assets	$29,797,963	$594,895	$3,139,062	$33,531,920
Capital expenditures	$437,836	$—	$136,427	$574,263
In 2007, the Company had two reportable segments, (i) manufacturing and wholesale distribution to distributors, hospitals, clinics and similar institutional entities in China (“China-Wholesale”); and (ii) sales to distributors and institutional entities in the U.S. (“Corporate”).
The following is information for the Company’s reportable segments for the six months ended June 30, 2007:

	China-Wholesale	Corporate	Total
Net revenue	$3,777,080	$60,600	$3,837,680
Gross profit	$1,825,695	$52,626	$1,878,321
Depreciation	$468,807	$3,631	$472,438
Amortization	$108,582	$50,000	$158,582
Interest expense	$188,964	$—	$188,964
Net income (loss)	$506,339	$(4,156,050)	$(3,649,711)
Capital expenditures	$36,757	$12,331	$49,088
Identifiable assets associated with the China-Wholesale, China-Direct and Corporate segments totaled $24,287,399, $574,123 and $8,005,656, respectively, and $32,867,178 in the aggregate at December 31, 2007.
NOTE 12 — RELATED PARTY TRANSACTIONS
At June 30, 2008 and December 31, 2007, the Company has a payable of $72,840 and $62,621, respectively to Jade for expenses paid by Jade on behalf of JPI.
At June 30, 2008, the Company has a receivable of $644,426 from Kangda. One of the shareholders of Kangda is a current key employee of the Company. The receivable relates to taxes resulting from the Company’s 2006 acquisition of JPI that are the responsibility of the seller. JJB made the payment on behalf of Kangda, the former owner of JJB. Kangda has signed a note payable to JJB which bears interest at the rate of 6% per annum, and provides for the repayment of amounts due in three equal monthly installments, starting in September 2008, with interest payable in the last installment. The note is guaranteed by three employee/shareholders and their pledge of common stock shares that they control.
At June 30, 2008, the company has a loan of approximately $22,000 to a former director for JJB. This loan is non-interest bearing and due on demand.
JPI relocated to a new office in June 2008. The lease was signed on May 5, 2008 and is from June 1, 2008 to May 30, 2009. This agreement was signed on behalf of JPI by Golden Success LTD, a WFOE which is owned by director of the company. The minimum operating lease commitment is approximately $32,000.
NOTE 13 — SUBSEQUENT EVENTS
On July 1, 2008, the Company announced a letter of intent (“LOI”) was signed between JPI and China-based Sichuan ZhiTong Pharmaceutical, Ltd (“SZP”). SZP is a privately-held China-based pharmaceutical distribution company that sells and distributes traditional Chinese medicines, health foods, medical equipment, and generic pharmaceutical products. The previous LOI to purchase Guangzhou Lazon Pharmacy Co., Ltd, a Guangzhou-based distributor has been terminated based on information discovered during the due diligence process.
In May 2008, the Company engaged the services of an investment banker to assist in the placement of convertible debt securities to provide additional financing for the company.

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
Operations of Jade Pharmaceutical Inc.
     On September 28, 2006, we acquired 100% of the outstanding shares of Jade Pharmaceutical Inc. (“JPI”). JPI has two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”) that manufacture and distribute pharmaceutical products in China.
     YYB has established a multi-level marketing program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. 56% of YYB’s products are sold directly to three institutional or hospital customers.
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
     In order to capitalize on the Chinese interest in anti-aging products, nutritional supplements and cosmetic products, in July 2007, JPI began direct distribution of similar products through retail outlets owned and managed by sub-operators known as “Jade Healthy Supermarkets.” The Jade Healthy Supermarkets are small retail stores operated by sub-operators who sell JPI’s products to retail consumers. As a result of this experience, JPI has refocused these activities to concentrate on sales to beauty clinics that can offer anti-aging clinical treatments to its clients. These clinics are now called “JPGreen Health and Beauty Clinics.” In 2007, JPI developed a cooperative relationship to take over the management of eight existing beauty product store locations and re-brand them as JPGreen Health and Beauty Clinics. Then in the first half of 2008, numerous existing beauty and spa businesses indicated their interest in being either converted to JPGreen Clinics or in becoming exclusive JP Green product sellers, without JPI’s involvement in direct ownership and or management.
New Capsule and Cream Formulation of Goodnak Anti-Aging Product
     On June 24, 2008 we announced that JPI anticipates releasing during the 3rd quarter of 2008 two new formulations of its popular Goodnak® anti-aging skin care product line. In addition to our high quality injectable formulation, we anticipate offering Goodnak in capsules and an easy-to-apply lotion. Based on general market information, the proposed pricing for these new formulations will be approximately US$40.00 per unit, with 60% gross profit margins. We plan to sell both products through existing distribution channels within the Henan, Sichuan, Guizhou, Shanxi, Xinjiang, Gansu, Hunnan, Zhejiang, Fujian, Liaoning and Heilongjiang Provinces of China. Together these regions have a combined population of more than 376 million people. In addition to China, we believe both products will be good candidates for export to the North American and European markets.
     We recognize the need for additional China based scientific research on the benefits of our Goodnak product line. Thus we are in the process of underwriting the costs associated with the publication of one or more white papers in the second half of 2008.
Letter of Intent to purchase Sichuan ZhiTong Pharmaceutical, Ltd.
     In July 2008, we entered into a letter of intent to purchase Sichuan ZhiTong Pharmaceutical, Ltd (“SZP”). SZP is a privately-held China-based pharmaceutical distribution company that sells and distributes traditional Chinese medicines, health foods, medical equipment, and generic pharmaceutical products. SZP has been a distributor for the Company since the fourth quarter of 2007, selling the Domperidone anti-emetic product. Under the terms of the LOI, SZP and JPI will consolidate sales forces and enter into a distribution agreement where SZP will distribute AMDL pharmaceutical products including GoodNak, Levofloxicin and Ondansetron. AMDL, JPI and SZP have agreed to retain an independent China-based valuation company to determine the value of SZP. Based upon the valuation and negotiations between JPI and SZP, an acquisition price will be determined and acquisition consideration will be allocated that may include cash, common stock of AMDL, and/or stock options to purchase the common shares of AMDL. It is anticipated that this acquisition will be complete by the end of the fourth quarter of 2008. We have terminated a previous letter of intent to purchase Guangzhou Lazon Pharmacy Co., Ltd (“GLP”), a Guangzhou-based distributor, based on our due diligence process.
License Agreement with Mygene
     On February 3, 2008 the Company entered into a five year exclusive license for the Mygene MyHPV Chip Kit (“MyGene HPV Test Kit”) a diagnostic reagent for in-vitro testing for Genital Human Papilloma Virus (“HPV”) from Mygene International, Inc. (“MGI”), a Utah corporation. MGI owns an exclusive worldwide license for the MyGene HPV Test Kit, excluding Korea. MGI licensed the MyGene HPV Test Kit from MyGene Co., Ltd., a Korean company. The license agreement between MGI and the Company grants us an exclusive sublicense to use the patent, trademark and technology in manufacturing, promoting, marketing, distributing, and selling the MyGene HPV Test Kit in the countries of: China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam. This license agreement commenced as of March 31, 2008, subject to final acceptance of the technology, and the Company has the option of renewing the license for a single period of five additional years unless either party shall notify the other party in writing of its election not to renew at least ninety days prior to the expiration of the initial term, or the Company has failed to pay MGI all license fees and royalty fees as required by this licensing agreement, in which case the agreement shall terminate. The license agreement requires the Company to pay an initial license fee of two hundred and fifty thousand dollars ($250,000), ten thousand dollars ($10,000) of which was paid on the effective date of the license agreement. For two consecutive thirty (30) day periods after the effective date, the Company was required to and did remit to MGI additional non-refundable ten thousand dollar ($10,000) deposits while the Company evaluated the technology, and an additional payment of twenty thousand dollars ($20,000) is due at the end of the evaluation period. After the Company’s right to perform due diligence expires, if the Company accepts the technology, the Company is required to pay a final non-refundable two hundred thousand dollar ($200,000) license fee. This $200,000 payment is due in September 2008. At any time during the first ninety (90) days from the effective date, the Company has the unconditional right to terminate the license agreement, at which time the license agreement will be considered terminated. The Company intends to proceed with the license agreement based upon the preliminary findings of its due diligence investigation. Notwithstanding the foregoing, all deposits paid will remain non-refundable in the event the Company elects not to proceed.
In consideration for the license and in addition to the deposits, the Company is required to pay MGI a royalty fee of fifteen percent (15%) on the net sales of the MyGene HPV Test Kits, until such time as royalty fee payments reach a total of seven hundred and fifty thousand dollars ($750,000). Once the Company has paid MGI the seven hundred and fifty thousand dollar ($750,000) minimum threshold royalty fee payments, the royalty fee will decrease to seven and one half percent of the net sales of the MyGene HPV Test Kit for the remainder of the term. The payment of royalty fees on the net sales shall be payable within thirty days of the end of each calendar quarter.
The MyGene HPV Test Kit
     The MyGene HPV Test Kit was approved as a diagnostic reagent for use in Korea by the Korean Food and Drug Administration (“KFDA”). The test can diagnose HPV infection and each genotype of HPV at the same time. The features of MyHPV Chip test include:
•	Pre-Diagnosis of cervical cancer;

•	Diagnosis of HPV infection and the genotype of HPV infection;

•	Diagnosis for low copy of HPV infection;

•	Diagnosis of multiple HPV infections;

•	Simple and easy sample collecting;

•	Accurate and prompt results; and

•	Identifying a total of 24 types of HPV infections.
Regulatory Approval of the MyGene HPV Test Kit
     At the Company’s sole expense, the Company is required to use its reasonable commercial efforts to establish manufacturing capabilities and to obtain regulatory approval as necessary and in accordance with State Federal Drug Administration (SFDA) requirements or appropriate regulatory requirements for manufacturing in China (including Hong Kong), within one year from the closing date of the license. The Company is required to use commercially reasonable efforts to obtain all regulatory market approvals necessary for commercialization of the MyGene HPV Test Kit Product; launch the sales of the MyGene HPV Test Kit Product within one year; and manufacture or have manufactured, market, promote and sell the MyGene HPV Test Kit Product throughout the term of the agreement. In Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam, the Company is required to obtain all regulatory market approvals necessary for commercialization of the MyGene HPV Test Kit, launch the sales of the MyGene HPV Test Kit Product within two years, and manufacture or have manufactured, market, promote and sell the MyGene HPV Test Kit throughout the term of the license agreement. If the Company has not begun selling the MyGene HPV Test Kit in above noted territories within the prescribed timelines as specified above due to regulatory delay beyond the Company’s control, and the Company has received MGI’s written acceptance of the regulatory delay, which shall not unreasonably be withheld so long as the Company is making commercially reasonable efforts toward commercialization, the Company shall not be in default of the license agreement.

Current Economic and Market Environment
     We operate in a challenging economic and regulatory environment that has undergone significant changes in both technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise while also expanding in the sector with sales to the JPGreen Health and Beauty Clinics.
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
     We plan to achieve our goals by combining our cancer monitoring, new products acquisitions, and vaccine technology with JPI’s China-based pharmaceutical manufacturing, consumer sales, expanding distribution network and clinical trials expertise.
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
We expect research and development expenditures to increase during the remainder of 2008 due to:
•	Additional expenditures for research and development is needed in China for SFDA approval of DR-70® and the possibility of the need for clinical trials in China for SFDA approval of DR-70®, and

•	Research and development for manufacturing the MyGene HPV test kit
     During the six months ended June 30, 2008, we spent $65,747 on research and development related to DR-70®, compared to $13,127 for the same period in 2007. These expenditures were incurred as a result of the need for additional consultants to compile data requested by the USFDA in the DR-70® application process. During the second half of 2008, we expect to incur significant expenditures for research and development in furtherance of the SFDA application for approval of DR-70® and research and development needed for the furtherance of the MyGene HPV test kit. We also expect to make an application to the American Medical Association for a Current Procedural Terminology (“CPT”) code for DR-70® in order to be in a position for patients to receive insurance and medicare reimbursement for expenditures on DR-70® tests.

Liquidity and Capital Resources
     Total assets increased $664,742 to $33,531,920 as of June 30, 2008 from $32,867,178 as of December 31, 2007. This increase was due primarily to increases in accounts receivable, property and equipment, deposits for acquisition of plant assets, and a related party receivable, offset by a decrease in cash. In addition, total assets increased due to currency fluctuations.
     Our total liabilities decreased 17% to $5,901,153 as of June 30, 2008 from $7,145,665 as of December 31, 2007. The primary reason for the decrease is a result of a reduction in notes payable to the bank in China which was partially offset by an increase in accounts payable and accrued expenses.
     As of June 30, 2008, the Company repaid approximately $2,282,145 of mature loans to the bank. JPI is currently in negotiations with several China based banks in order to gain a comprehensive credit facility for up to RMB 68 million (approximately $10 million). This credit facility is anticipated to be complete in the third quarter.
     Funds from a new credit facility will be used to fund additional working capital requirements necessary for continued growth, clinical trials necessary for SFDA approval for CIT, DR-70® and HPV Test Kit, expansion of the existing plant for the production of Dosataxal, equipment and improvements to production lines at YYB and JJB and the purchase of additional pharmaceutical licenses.
     At June 30, 2008, the Company made payments totaling $644,426 on behalf of Kangda, the former owner of JJB. The receivable relates to taxes resulting from the Company’s 2006 acquisition of JPI that are the responsibility of the seller. Kangda has signed a note payable to the Company which bears interest at the rate of 6% per annum, and provides for the repayment of amounts due in three equal monthly installments, starting in September 2008, with interest payable in the last installment. The note is guaranteed by three employee/shareholders and their pledge of common stock shares that they control.
     From January 1, 2008 to June 30, 2008, our cash and cash equivalents decreased by $4,545,672 or 74%, primarily due to working capital requirements of JPI, investments in our Chinese manufacturing facilities, reduction of notes payable to the Chinese bank and general and administrative expenses incurred by AMDL. Cash usage continues to exceed cash generation. As of August 13, 2008, cash on hand in U.S. bank accounts was approximately $396,000 and additional cash is held in the accounts of JPI and subsidiaries of approximately $1,100,000. Cash is being depleted from U.S. operations at the rate of approximately $425,000 per month. The foregoing does not include non-operating extraordinary items. This monthly amount also does not include any expenditures related to further development or attempts to license our CIT technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
     For the six months ended June 30, 2008, cash used in operations was $1,348,241, compared to $2,876,356 cash used in operation for the same period in 2007. The major components were the net loss of $1,901,763, increase in accounts receivable of $2,826,305 and a related party receivable of $47,375 offset by non-cash expenses of $422,168 related to the fair value of options granted to employees and directors, $1,116,753 related to common stock, warrants and options issued to consultants for services, an increase of $856,695 in accounts payable and accrued expense and $714,078 for depreciation and amortization.
     Cash used in investing activities for the six months ended June 30, 2008 was $1,842,174, compared to $49,088 cash used in investing activities for the same period in 2007. The major components were the purchase of property and equipment of $574,263, $637,421 for deposit for acquisition of plant assets, and $644,426 advanced to Kangda.
     Net cash used by financing activities for the six months ended June 30, 2008 was $1,414,741, compared to $4,604,037 in cash provided by financing activities for the same period in 2007. Net cash used in financing activities for the six months ended June 30, 2008 primarily consisted of $2,282,145 for payments on notes payable offset by the net proceeds of $860,421 from the issuance of common stock and proceeds of $6,983 from the exercise of warrants.
     We expect to incur capital expenditures of approximately $3.1 million at our China and U.S. facilities in the second half of 2008 in the form of additional equipment in the U.S. for the MyGene HPV test kit and new additional manufacturing lines in China to enable additional products to be manufactured. The capital expenditures in China are necessary to produce newly-licensed products efficiently. It is anticipated that this capital expenditure will be financed by raising additional capital through the sale of our equity securities. In addition to the capital expenditures, there will be additional expenditures in China for additional direct manufacturing staff, additional working capital and for general and administrative purposes. In addition, the GMP review process has been completed at JJB and required renovations started at the facilities. Renovations and recertification is expected to be complete before the end of the third quarter of 2008. In anticipation of the plant shutdown and to minimize any supply disruption to our distributors, JJB purchased at least six months supply of Goodnak.
     We expect to expend an additional $200,000 in 2008 in initial licensing fees under the MyGene HPV Test Kit license agreement and will be obligated to pay royalties for kit sales in the future.
     We have initiated the implementation of an Enterprise Reporting System (ERP), the initial phase of which will network the financial reporting process between JJB, YYB, JPI and AMDL. The installation of software occurred in the second quarter of 2008 with an anticipated completion date in the third quarter of 2008. We have incurred approximately $160,000 on the ERP as of July 31, 2008. The total projected cost of the ERP is estimated to be $300,000. We anticipate that this system will provide the Company’s management with far greater oversight of JPI’s operations in China, which is expected to improve the Companies ability to report its results on a more timely basis.
     The Company is working diligently on various financing activities that if completed will significantly improve the cash positions of both JPI and the Company. See “Going Concern”, below, for a discussion of our financing plans.
Going Concern
     Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses of $1,901,763 and $2,351,754 during the six months ended June 30, 2008 and year ended December 31, 2007, respectively, and we had an accumulated deficit of $38,788,660 at June 30, 2008. On August 13, 2008, we had cash on hand of approximately $396,000 in U.S. bank accounts and additional cash in the accounts of JPI and subsidiaries of approximately $1,100,000. Cash is being depleted from U.S. operations at the rate of approximately $425,000 per month. The forgoing does not include non-operating extraordinary items.
     We are working diligently on various financing activities that if completed could provide both our U.S. and China operations with up to approximately $14 million in new financing. We are negotiating an expanded credit facility in China of up to $10 million. Yet, assuming (i) we are unable to complete our anticipated financing activities, (ii) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (iii) JPI does not generate sufficient cash to meet or exceed its cash requirements, (iv) JPI does not repatriate any cash back to U.S. operations, and (v) no outstanding warrants are exercised, then the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through August 2008.
     Despite the Company’s highly optimistic expectations for the expanded success of its business, there are significant uncertainties that negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) the early stage of development of our CIT technology and MyGene HPV test kit and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate CIT product and the subsequent marketing of such product, and (iii) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any of our equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta are successful in their claims against us, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
     Our near and long-term operating strategies focus on (i) obtaining SFDA approval for DR-70® and HPV Test Kit, (ii) seeking a large pharmaceutical partner for our CIT technology, (iii) funding the growth of JPI’s existing products, (iv) funding the research and development of new products and (v) marketing or licensing DR-70® with a large diagnostic enterprise.
     Our management recognizes that we must generate additional capital resources to enable it to conduct clinical trials that may be required to receive SFDA approval and to continue as a going concern. Our management’s plans include seeking new and additional financing, alliances or other partnership agreements with entities interest in our technologies, sales of our equity securities, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.
     On September 16, 2005, AMEX sent us a warning letter pursuant to Section 1009(a)(i) of the AMEX Listed Company Guide stating that we were not in compliance with the AMEX Continued Listing Standards. We remain non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist us. In June 2006, we submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On November 10, 2006, AMEX advised us that the plan period would remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. AMEX has not yet issued its final letter stating that we are in compliance with the Continued Listing Standards. Delisting from AMEX may impact our ability to raise capital in the future.
     Despite the anticipated completion of various financing activities that are expected to be completed in the third quarter of 2008, these items raise substantial doubt about our ability to continue as a going concern.
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
     If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, we believe that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2008. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our technologies and prevent future long-lived asset impairment.
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
     Direct Distribution. Commencing in July 2007, JPI began direct distribution of pharmaceutical products through the Jade Healthy Supermarkets. The Jade Healthy Supermarkets are small retail stores operated by independent third parties who sell JJB’s products at retail to consumers. Pursuant to these arrangements, JJB receives a one-time, non-refundable upfront fee from the operator of the retail stores. As of June 30, 2008, there were eight retail stores in operation. JJB received a one-time, non-refundable upfront fee from each of the sub-operators of the retail stores. By a supplementary agreement, JJB assigned oversight of the re-branding for all these shops to Shanghai Jiezheng (formerly known as “Shanghai Xiangen”) who provided leasehold improvements and equipment to the sub-operators in the establishment of the Retail Stores. In return, Shanghai Jiezheng will take over all responsibilities and rights for the stores. All inventories in the retail shops will be consigned to the operators of the retail stores for sale to consumers.
     As of June 30, 2007, we had received $314,762 in upfront fees from Jade Healthy Supermarket store operators. We deferred recognition of these up-front, non-refundable fees until the retail stores were opened, and are amortizing the fees over the two year period of the management agreement. All retail stores were opened, and accordingly, we amortized $84,852 of the up-front fees received as revenues in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2008. See “Operations of Jade Pharmaceutical Inc.”, above, for a discussion of the current status of the China-Direct Distribution operations.
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

     In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our consolidated balance sheet.
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
     SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the six months ended June 30, 2008.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Net Revenues. During the three months ended June 30, 2008, our aggregate revenues from product sales increased 140% to $5,780,832 from $2,413,501 for the same period in 2007, and our aggregate revenues from the amortization of up-front fees was $43,044 as compared to $0 for the same period in 2007.
Corporate
     Net revenues for AMDL-Corporate were $27,442 for the three months ended June 30, 2008, compared to $46,450 for the same period in 2007. This 41% decrease is due to decreased orders for the DR-70® test kits and OEM products.
     In July 2008, the FDA granted the Company clearance to market the DR-70® test kit for monitoring colorectal cancer. With this clearance, the Company is evaluating various alternative marketing strategies including licensing agreements with large diagnostic enterprises.
     During 2008, we expect sales of OEM products to be at the same level as experienced in 2007. With USFDA approval of DR-70®, we expect sales to increase in late 2008, but any such increase in sales is not expected to significantly impact our operating results for 2008. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for six months ended June 30, 2008. Sales in 2008 could be negatively impacted by potential competing products and overall market acceptance of our products.
China-Wholesale
     China-Wholesale’s net revenues were $5,710,346 for the three months ended June 30, 2008, compared to $2,367,051 for the same period in 2007. The 141% increase is primarily due to the continuing demand for pharmaceutical products in China, new distribution agreements and expansion into new regions.
     JJB’s net revenues increased 171% to $4,807,706 for the three months ended June 30, 2008, as compared to $1,776,467 for the same period in 2007. This was primarily due to the introduction of the seven new pharmaceutical products listed below:
•	Human Placental Histosolution (Goodnak)

•	Levofloxacin Lactate and Sodium Chloride Injection

•	50% NACL G.S.

•	Metronidazole Injection

•	Levofloxacin Hydrochloride Injection

•	Ondansetron Hydrochloride Injection

•	Domperidone Tablet
     YYB’s net revenues increased 115% to $902,640 for the three months ended June 30, 2008, as compared to $420,395 for the same period in 2007, due to the increase in demand for medical products in China as well as expansion into new regions.
     JPI had $0 revenues for the three months ended June 30, 2008, as compared to $170,189 from product sales for the same period in 2007.
     Results for the quarter ended June 30, 2008 were lower than our expectations due to delays in our shipments of Domperidone tablets resulting from the May 12, 2008 earthquake in Southwestern China.
China-Direct Distribution
     We received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. We deferred recognition of these fees until opening of these stores, and are currently recognizing the fees over the two year period of the operating agreement. Net revenue for the three months ended June 30, 2008 was $43,044 related to amortization of upfront fees. See “Operations of Jade Pharmaceutical Inc.”, above, for a discussion of the current status of the China-Direct Distribution operation.
     Gross Profit. Our gross profit for the three months ended June 30, 2008 increased 152% to $2,903,818, as compared to $1,151,452 for the same period in 2007. Our Chinese operations contributed $2,878,611 to our gross profit for the three months ended June 30, 2008, compared to $1,110,396 for the same period in 2007.
Corporate
     AMDL’s gross profit decreased 39% to $25,207 for the three months ended June 30, 2008 from $41,056 for the same period in 2007, due to a reduction in orders for the DR-70® kit and OEM products in the second quarter of 2008.
China-Wholesale
     China-Wholesale’s gross profit was $2,835,567 for the three months ended June 31, 2008, a 155% increase over the $1,110,396 gross profit for same period in 2007. This increase can be attributed to increased sales, a change in product mix and reduced manufacturing overhead due to economies of scales resulting from the increase in sales. The change in product mix was principally due to the increased production and sales of Human Placenta Histosolution (Goodnak) and Domperidone tablets with an approximate profit margins of 75% and 71%, respectively.
     The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of building, land use rights, manufacturing equipment, amortization of production rights, utilities and repairs and maintenance. China-Wholesale’s gross profit was positively impacted by increased production efficiencies and manufacturing of higher margin products.
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
China-Direct Distribution
     China-Direct Distribution’s gross profit for the three months ended June 30, 2008 was approximately $43,044, as compared to $0 for the same period in 2007 as there were no retail operations in the same period in 2007.
     Research and Development. Our research and development expense for the three months ended June 30, 2008 was $57,052, compared to $1,351 for the same period in 2007.
Corporate
     All research and development costs incurred during the three months ended June 30, 2008 were incurred by AMDL-Corporate. These costs comprised of funding the necessary research and development of the DR-70® test kit for the USFDA.
China-Wholesale and China-Direct Distribution
     Prior to the purchase of a product license, the product must have approval from the SFDA for manufacture. Therefore, substantially all research and development costs are incurred by the licensor.
     An increase in research and development costs is anticipated for the second half of 2008. Beginning in June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be.
     Selling, General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2008 decreased 12% to $2,846,344, as compared to $3,244,910 for the same period in 2007.
     Selling, general and administrative expenses are anticipated to remain at this rate for the balance of 2008 as we anticipate limited increases in costs for payroll and professional fees. Additionally, we do not anticipate material additional selling costs for JPI/ China-Wholesale pharmaceutical sales, as expansion will be pursued through new distribution agreements and increased sales through the existing distribution base.
Corporate
     AMDL-Corporate incurred general and administrative expenses of $2,346,839 for the three months ended June 30, 2008, as compared to $2,644,694 in the same period in 2007. The primarily categories are fees paid for accounting and legal services, payroll and payroll related expenses, investor relations and general and administrative expenses. Also included in general and administrative expenses were non-cash expenses incurred during the three months ended June 30, 2008 of approximately $589,328 for common stock, warrants and options issued to consultants for services.
China-Wholesale
     China-Wholesale incurred general and administrative expenses of $499,506 for the three months ended June 30, 2008, as compared to $600,216 for the same period in 2007. Major components were advertising, payroll and related taxes, meals and entertainment and insurance. Selling, general and administrative expenses decreased 17% in the three months ended June 30, 2008 when compared to the same period in 2007.
China-Direct Distribution
     China-Direct Distribution did not incur any selling, general and administrative expenses during the three months ended June 30, 2008 and 2007. See “Operations of Jade Pharmaceutical Inc.”, above, for a discussion of the current status of the China-Direct Distribution operation.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Net Revenues. During the six months ended June 30, 2008, our aggregate revenues from product sales increased 144% to $9,368,578 from $3,837,680 for the same period in 2007, and our aggregate revenues from the amortization of up-front fees was $84,852 as compared to $0 for the same period in 2007.
Corporate
     Net revenues for AMDL-Corporate were $35,662 for the six months ended June 30, 2008, compared to $60,600 for the same period in 2007. This 41% decrease is due to decreased orders for the DR-70® test kits and OEM products.
     The continued low level of DR-70® and OEM product sales is disappointing to our management. Our existing distributors have not been effective and no new distributors were engaged in the six months ended June 30, 2008.
     Market acceptance of our DR-70® kits has been slower than originally anticipated, in part, because up to June 30, 2008 the DR-70® kit had not yet received FDA approval and, consequently, all sales were made outside the United States. In addition, we have not concluded any material new distribution agreements for the six months ended June 30, 2008.
     On July 7, the U.S. Food and Drug Administration (“USFDA”) issued a letter of substantial equivalence to an existing predicate device and granted clearance to market the Elisa Dr-70® (FDP) as a safe and effective blood test for monitoring patients who have been previously diagnosed with colorectal cancer. This action by the USFDA enables us to explore several marketing strategies which include licensing agreements with larger pharmaceutical companies with established distribution networks. In addition, now that USFDA has given clearance to market the DR-70®, we have an opportunity to further the application for approval by the SFDA.
     With the approval by the USFDA, we expect sales of DR-70® to increase in 2008, but any such increase in sales is not expected to significantly impact our operating results for 2008. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for six months ended June 30, 2008. Sales in 2008 could also be negatively impacted by potential competing products and overall market acceptance of our products.
China-Wholesale
     China-Wholesale’s net revenues were $9,248,064 for the six months ended June 30, 2008, compared to $3,777,080 for the same period in 2007. The 145% increase is primarily due to the continuing demand for pharmaceutical products in China, new distribution agreements and expansion into new regions.
     JJB’s net revenues increased 170% to $7,698,871 for the six months ended June 30, 2008, as compared to $2,847,504 for the same period in 2007. This was primarily due to the introduction of the seven new pharmaceutical products listed below:
•	Human Placental Histosolution (Goodnak)

•	Levofloxacin Lactate and Sodium Chloride Injection

•	50% NACL G.S.

•	Metronidazole Injection

•	Levofloxacin Hydrochloride Injection

•	Ondansetron Hydrochloride Injection

•	Domperidone Tablets

YYB’s net revenues increased 104% to $1,549,193 for the six months ended June 30, 2008, as compared to $759,387 for the same period in 2007, due to the increase in demand for medical products in China as well as expansion into new regions.

     JPI had net revenues of $0 from product sales in the six months ended June 30, 2008 , as compared to $170,189 for the same period in 2007.
     China-Wholesale’s top five selling products for the six months ended June 30, 2008 were:

Percent of
Total
China-Wholesale
Name	Sales
Domperidone Tablets	44.61%
Human Placental Histosolution (Goodnak)	12.16%
Diavitamin, Calcium Hydrogen Phosphate and Lysine Tablets	9.92%
Levofloxacin Lactate and Sodium Chloride Injection	7.25%
Guyanlin Tablets	3.83%

77.77%

China-Direct Distribution
     We received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. We deferred recognition of these fees until opening of these stores and are currently recognizing the fees over the two year period of the operating agreement. Net revenue for the six months ended June 30, 2008 was $84,852 related to amortization of upfront fees. See “Operations of Jade Pharmaceutical Inc.,” above, for a discussion of the current status of the China-Direct Distribution operation.
     Gross Profit. Our gross profit for the six months ended June 30, 2008 increased 149% to $4,674,835, compared to $1,878,321 for the same period in 2007. Our Chinese operations contributed $4,648,205 to our gross profit for the six months ended June 30, 2008, compared to $1,825,695 for the same period in 2007.
Corporate
AMDL’s gross profit decreased 49% to $26,630 for the six months ended June 30, 2008 from $52,626 for the same period in 2007, due to a reduction in orders for the DR-70® kit and OEM products.
China-Wholesale
     China-Wholesale’s gross profit was $4,563,353 for the six months ended June 30, 2008, a 150% increase over the $1,825,695 gross profit for same period in 2007. This increase can be attributed to increased sales, a change in product mix and reduced manufacturing overhead due to economies of scales resulting from the increase in sales. The change in product mix was principally due to the increased production and sales of Human Placenta Histosolution (Goodnak) and Domperidone Tablet with an approximate profit margin of 75% and 71%, respectively.
     The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of building, land use rights, manufacturing equipment, amortization of production rights, utilities and repairs and maintenance. China-Wholesale’s gross profit was positively impacted by increased production efficiencies and manufacturing of higher margins products.
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

China-Direct Distribution
     China-Direct Distribution’s gross profit for the six months ended June 30, 2008 was approximately $84,852, as compared to $0 for the same period in 2007 as there were no retail operations during the same period in 2007. See “Operations of Jade Pharmaceutical Inc.,” above, for a discussion of the current status of the China-Direct Distribution operation.
     Research and Development. Our research and development expense for the six months ended June 30, 2008 was $65,747, compared to $13,127 during the same period in 2007.
Corporate
     All research and development costs incurred during the six months ended June 30, 2008 were incurred by AMDL-Corporate. These costs comprised of funding the necessary research and development of the DR-70® test kit for the FDA.
China-Wholesale and China-Direct Distribution
     Prior to the purchase of a product license, the product must have approval from the SFDA for manufacture. Therefore, substantially all research and development costs are incurred by the licensor.
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
     Selling, General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2008 was $5,714,526 as compared to $5,240,545 for the same period in 2007.
     Selling, general and administrative expenses are anticipated to remain at this rate for the balance of 2008 as we anticipate limited increases in costs for payroll and professional fees. Additionally, we do not anticipate material additional selling costs for JPI/ China-Wholesale pharmaceutical sales, as expansion will be pursued through new distribution agreements and increased sales through the existing distribution base.
Corporate
     AMDL-Corporate incurred general and administrative expenses of $4,755,731 for the six months ended June 30, 2008, as compared to $4,157,018 for the same period in 2007 primarily consisting of an increase of $342,000 in accounting fees, $180,000 in legal fees, and $261,000 in payroll and payroll taxes offset by a decrease of $85,000 in investor relations, $210,000 in director’s fees and $181,000 in general consulting expense. Also included in general and administrative expenses were non-cash expenses incurred during the six months ended June 30, 2008 of approximately $1,116,753 for common stock, warrants and options issued to consultants for services. The increase in general and administrative expense is attributable to a significant increase in business activities in China, including corporate governance functions.
China-Wholesale
     China-Wholesale incurred general and administrative expenses of $958,795 for the six months ended June 30, 2008, as compared to $1,083,527 for the same period in 2007. Major components were advertising, payroll and related taxes, meals and entertainment and insurance. Selling, general and administrative expenses decreased 12% in the six months ended June 30, 2008 when compared to the same period in 2007.

     Currently, sales are distributed geographically as follows:

Geographic Location – China
Southeastern	24%
Eastern	15%
Central	40%
Northeastern	20%
Southwestern	1%
     JPI’s/ China-Wholesale’s goal is to expand its distribution network into 36 key Chinese cities within the near future.
China-Direct Distribution
     China-Direct Distribution did not incur any selling, general and administrative expenses during the six months ended June 30, 2008. See “Operations of Jade Pharmaceutical Inc.,” above, for a discussion of the current status of the China-Direct Distribution operation.
     Other Income and Expense. Our interest and other income (expense), net for the six months ended June 30, 2008 was expense of $65,500, compared to income of $3,288 for the same period in 2007. Interest expense was $190,106 for the six months ended June 30, 2008, compared to $188,964 for the same period in 2007. The loss for the six month ended June 30, 2008 was primarily due to exchange losses resulting from Hong Kong dollar denominated transactions with Jade.
Corporate.
     All AMDL-Corporate interest income represents interest paid on deposits held at financial institutions. Interest income decreased to $1,805 for the six months ended June 30, 2008, compared to $5,581 to for the same period in 2007, due to the significantly lower average cash balances maintained by us.
     Interest expense for the six months ended June 30, 2008 was $5,431, as compared to $0 for the same period in 2007.
China-Wholesale
     JPI/ China-Wholesale incurred interest expense of $184,675 for the six months ended June 30, 2008, compared to $182,778 for the same period in 2007. These expenses represent interest paid to financial institutions in connection with debt obligations.
     Loss from Operations and Net Loss. As a result of the factors described above, our consolidated loss from operations was $1,105,438 and $3,375,351 for the six months ended June 30, 2008 and 2007 respectively. Our consolidated net loss for the six months ended June 30, 2008 was $1,901,763 or ($0.12) per share, compared to a consolidated net loss of $3,649,711 or ($0.31) per share for the same period in 2007.
     The decrease in loss from operations was due to an increase in gross profit at JPI attributable to the change in product mix and efficiencies due to increased sales. The decrease in net loss during the six months ended June 30, 2008 as compared to the same quarter in 2007 was due to the above factors offset by an increase in other expense and provision for income taxes. The increase in income tax expense is a result of the application of a 50% tax waiver at JJB in 2008, compared to a 100% waiver in 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures subject to the limitations described in Form 10-K/A, were not effective at the reasonable assurance level during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     In the course of continuing our review of the effectiveness of our internal controls over financial reporting at June 30, 2008, we identified the following issues that individually or in the aggregate may materially effect our internal controls over financial reporting:
•	We entered in to a transaction in which our subsidiary advanced funds to a related party without preparing legal documentation to evidence amounts advanced.

•	We do not have adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.

•	A lack of clear policy regarding delegated authority has contributed to a lapse in oversight regarding such transactions.

•	We do not have adequate procedures in place to detect related party transactions which give rise to conflicts of interest.
     The Company has and/or intends to implement the following remediation plans:
•	We corrected the lack of proper legal documentation evidencing amounts advanced in the first quarter of 2008 by obtaining a promissory note from the counterparty.

•	We will develop written policies and procedures regarding delegation of authority and ensure that all employees are aware of the policies.

•	We will develop procedures to allow for scrutiny of related party transactions by uninterested members of management or the board of directors, as appropriate.

•	We will develop an internal audit function with direct reporting responsibility to the board of directors.

•	We will enhance the capabilities of our financial control function and reporting mechanisms.
     For additional information regarding the material weakness identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K/A that we filed with the SEC on April 14, 2008.
     Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting.
     Except a set forth above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On March 27, 2008, an action was brought against us in the Superior Court of California, County of Orange by Noble International Investments, Inc. (“Noble”), alleging, among other things, breach of a letter agreement for investment banking services in an offering that was never commenced. The plaintiff was seeking monetary damages for payment of liquidated damages allegedly due Noble in an amount of $150,000. This claim was settled in June 2008 for $12,500 in cash and 25,000 in restricted stock valued at $3.00 per share.
     On May 14, 2008, an action was brought against us in the Superior Court of the State of California, County of Orange by a former employee for unfair competition, failure to pay overtime wages, failure to compensate for missed rest breaks, and failure to compensate for missed meal breaks. The Company will vigorously defend the claims raised and believe the claims are unfounded. Although this matter is in the very early stages of litigation, it is not expected that the outcome will be material to the Company.
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
     We intend to continue to pursue SFDA approval of DR-70® and licensing of our CIT technology. Due to limited cash resources, we are limited in the number of additional products we can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like DR-70® or our CIT technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:
•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects on humans;

•	the necessary regulatory bodies, such as the SFDA, did not approve our product candidate for an intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the product candidate is not cost effective in light of existing therapeutics.
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
     Our cash position as of August 13, 2008 of approximately $396,000 and approximately $1,100,000 in China is not sufficient to conduct significant clinical trials for DR-70® or to market our products internationally by ourselves. With or without additional financing (or cash generated from our pharmaceutical operations in China), we will likely engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed.
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
     The management of JJB was notified by the Chinese Military Department of its intent to annex two of the three JJB’s plants located in Shangrao which are adjacent to a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions, i.e. those administered by injection, infusion or implantation. Although the military’s interest appears to be waning, management has lodged claims against surrendering the plant to the Chinese Military Department, but has not received a response as of yet. If such annexation were to occur, the expectation is that JJB will be compensated fairly for the facility, although JJB will have to spend significant time and resources finding another location and restarting those operations. In addition, a new location will likely need to obtain GMP certification. Management has indicated that, based upon oral communications with the Chinese military authorities in Shangrao, it is unlikely that any decision will be made by them before early 2009.
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
     The current level of our revenues is not sufficient to finance all of our intended operations on a long-term basis. Currently, our operations do not produce sufficient cash to offset the cash drain of our other general operating and administrative expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional working capital to: (i) finance the costs of SFDA approval of DR-70® in China; (ii) supply additional working capital to JPI for expansion of manufacturing capabilities for new and existing products; and (iii) fund ongoing selling, general and administrative expenses of our business.
     As of June 30, 2008, we had warrants outstanding that are currently exercisable for up to an aggregate of 4,832,856 shares of our common stock at a weighted-average exercise price of $3.99 per share. Included within that amount are (i) warrants to purchase a total of 1,204,505 shares (including broker warrants) which were issued at an average exercise price of $4.74 per share in our December 2007 private placement (ii) an additional 161,813 warrants were issued in February 2008 in connection with the second closing of that private placement in March . (iii) warrants to purchase a total of 1,199,382 shares at an average exercise price of $3.68 per share which were issued in connection with private placements that closed in April and May of 2007, and (iv) warrants to purchase a total of 2,117,156 shares which were issued at an average exercise price of $3.71 per share in other private placements or compensation arrangements prior to 2007. In addition, any future equity financing may involve substantial dilution to our stockholders.
     On August 13, 2008, we had cash on hand of approximately $396,000 in U.S. bank accounts and additional cash in the accounts of JPI and subsidiaries of approximately $1,100,000. Cash is being depleted from U.S. operations at the rate of approximately $425,000 per month. The forgoing does not include non-operating extraordinary items. We are working diligently on various financing activities that if completed could provide both our U.S. and China operations with up to approximately $14 million in new financing. We are negotiating an expanded credit facility in China of up to $10 million. Yet, assuming (i) we are unable to complete our anticipated financing activities, (ii) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (iii) JPI does not generate sufficient cash to meet or exceed its cash requirements, (iv) JPI does not repatriate any cash back to U.S. operations, and (v) no outstanding warrants are exercised, then the amount of cash on hand is expected to be sufficient to meet our projected operating expenses through August 2008.
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
     As noted above, we are engaged in litigation with AcuVector and with the Governors of the University of Alberta over our CIT technology. Although these cases are still in the early stages of discovery, we believe they are without merit and that we will receive a favorable judgment in both. However, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.
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
     Prior to the acquisition of JPI, virtually all of our operating revenues have come from sales to two distributors in foreign countries of DR-70® kits and from sales to a few domestic customers of our OEM products. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70® or our OEM products. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70® kits or OEM products from us. Accordingly, based upon this fact and lack of historical sales, any projection of future orders or sales of DR-70® kits or OEM products are unreliable. In addition, the amount of DR-70® purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
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
     Our management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. During its evaluation, our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Part I Item 4 of our periodic report on Form 10-Q as of and for the three and six months ended June 30, 2008 and Item 9 Part II of our Annual Report on Form 10-K, as amended on Form 10-K/A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.
     We are taking steps to remediate our material weaknesses, as described in Part I Item 4 of our periodic report on Form 10-Q as of and for the three and six months ended June 30, 2008 and Item 9 Part II of our Annual Report on Form 10-K, as amended on Form 10-K/A. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
     Notwithstanding the deficiencies in our internal control over financial reporting, our management has concluded that the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 fairly present in all material respects our financial condition, results in operations and cash flows for the six months ended June 30, 2008 in conformity with accounting principles generally accepted in the U.S.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      On May 6, 2008, the Company settled litigation related to the termination of an agreement regarding to a proposed private placement. In connection with the settlement, the Company paid $12,500 in cash, and issued 25,000 shares of unregistered common stock with a deemed value of $75,000, based on the ten-day volume weighted-average price of our common stock through May 8, 2008. The value of the cash and shares issued in the settlement is included in general and administrative expense in the consolidated statement of operations for the quarter ended June 30, 2008. The shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act. No brokers were involved in the settlement of the litigation.
     On June 17, 2008, the Company entered into an agreement to procure financial consulting services. In connection with the agreement, the Company granted a five year option, outside of its existing option plans, to purchase 150,000 shares of common stock at an exercise price of $3.50. The option, which was approved by the Company’s board of directors, was granted in partial consideration for financial consulting services, vests over a twelve month period, and expires in five years. The option was granted in reliance on the exemption provided in Section 4(2) of the Securities Act. The option was initially valued at $439,500, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 273%: risk-free interest rate of 3.66%: expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the option will periodically revalued through the vesting period. The value of the option is being expensed over the 36 month term of the consulting contract. The Company recognized $5,375 of expense in the three and six month periods ended June 30, 2008.
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

AMDL, INC. (Registrant)
Date: August 14, 2008	By:	/s/ Gary L. Dreher
Gary L. Dreher, President and
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Akio Ariura
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