Form 10-Q/A
period 2007-09-30
AMDL INC
filed 2008-11-14
CIK 838879

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A No. 2
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
EXPLANATORY NOTE: This Form 10-QSB/A No. 2 is being filed only to reflect (i) a correction in the basic and diluted earnings per share calculations, and (ii) a reclassification of $70,000 of non-cash expense related to the warrants issued to consultants originally reflected in the fair market value of options granted to employees and directors for services on the Condensed Consolidated Statements of Cash Flows previously reported on the Form 10-QSB/A for the quarter ended September 30, 2007.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$5,808,376	$21,005	$9,646,056	$54,105
Cost of sales	2,226,692	8,972	4,186,051	21,460

Gross profit	3,581,684	12,033	5,460,005	32,645

Operating expenses:
Research and development	2,407	162,894	15,534	282,139
Selling, general and administrative	3,090,059	819,265	8,330,604	2,340,319

Total operating expenses	3,092,466	982,159	8,346,138	2,622,458

Gain (loss) from operations	489,218	(970,126)	(2,886,133)	(2,589,813)
Other income (expense):
Loss on the disposal of equipment	(1,555)	—	(3,855)	—
Interest income	1,996	7,789	7,584	22,489
Interest expense	(87,081)	—	(276,045)	—

Total other income (expense), net	(86,640)	7,789	(272,316)	22,489

Income (loss) before provision for income taxes	402,578	(962,337)	(3,158,499)	(2,567,324)
Provision for income taxes	19,470	—	108,154	—

Net income (loss)	383,108	(962,337)	(3,266,603)	(2,567,324)

Other comprehensive income:
Foreign currency translation gain	247,918	—	591,254	—

Comprehensive gain (loss)	$631,026	$(962,337)	$(2,675,349)	$(2,567,324)

Basic income (loss) per common share	$0.03	$(0.13)	$(0.29)	$(0.38)

Diluted income (loss) per common share	$0.03	$—	$(0.29)	$—

Weighted average common shares outstanding — basic	12,550,666	7,372,750	11,357,055	6,689,326

Weighted average common shares outstanding — diluted	12,773,521	7,372,750	11,357,055	6,689,326

See accompanying notes to condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,266,603)	$(2,567,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884,812	81,463
Loss on disposal of equipment	3,855	—
Fair market value of common stock, warrants and options issued for services	1,814,464	481,525
Fair market value of options granted to employees and directors for services	1,507,310	240,300
Changes in operating assets and liabilities:
Accounts receivable	(1,176,945)	—
Inventories	(94,847)	4,983
Prepaid expenses and other current assets	(1,928,412)	21,115
Other assets	(465,166)	—
Accounts payable and accrued expenses	(34,868)	220,630
Deferred revenue	279,344	—
Value added and other taxes payable	558,240	—

Net cash used in operating activities	(1,918,816)	(1,517,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,946,551)	(2,797)
Purchases of production rights	(1,340,853)	—
Cash paid for JPI acquisition, net of cash acquired	—	(373,104)

Net cash used in investing activities	(3,287,404)	(375,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs of $757,014 in 2007 and $354,571 in 2006	4,572,497	1,457,924
Proceeds from exercise of options	271,200	—
Proceeds from exercise of warrants	—	42,241

Net cash provided by financing activities	4,843,697	1,500,165

Effect of exchange rates on cash and cash equivalents	(5,572)	—

Net change in cash and cash equivalents	(356,951)	(393,044)
Cash and cash equivalents, beginning of the period	1,584,973	1,398,092

Cash and cash equivalents, end of period	$1,228,022	$1,005,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$276,045	$—

Cash paid during the period for income taxes	$108,199	$2,881

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of common stock recorded as prepaid consulting and accrued expenses	$1,893,600	—

Increase in debt and fixed assets due to purchase price adjustment	$214,617	—

          See accompanying notes to condensed consolidated financial statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

AMDL, Inc.
Dated: November 14, 2008	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

5