Form 10-Q
period 2008-09-30
AMDL INC
filed 2008-11-14
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number: 001-16695

AMDL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0413161 (I.R.S. employer identification no.)

2492 Walnut Avenue, Suite 100 Tustin, California (Address of principal executive offices)	92780-7039 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of outstanding shares of the registrant’s common stock on November 10, 2008 was 15,906,074.

AMDL, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss) for the three and nine months ended September 30, 2008 and 2007	2

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

Part II Other Information

Item 1 Legal Proceedings	45

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults upon Senior Securities	54

Item 4. Submission of Matters to a Vote of Security Holders	54

Item 5. Other Information	54

Item 6. Exhibits	54

Signatures	55

Exhibit Index	56
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,357,071	$6,157,493
Accounts receivable, net	10,531,356	2,954,902
Related party receivable	451,038	—
Inventories	1,189,877	921,135
Prepaid consulting	634,043	872,688
Prepaid expenses and other current assets	860,088	1,248,637

Total current assets	17,023,473	12,154,855

Property and equipment, net	13,573,089	11,672,462
Intangible assets, net	5,490,632	5,615,312
Other assets	3,846,921	3,424,549

Total assets	$39,934,115	$32,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,349,228	$1,676,347
Related party payable	133,331	62,621
Deferred revenue	131,289	246,758
Current maturities of notes payable	3,128,602	5,159,939

Total current liabilities	6,742,450	7,145,665

Notes payable, net of current maturities (Note 7)	—	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,006,074 and 15,079,528 shares issued at September 30, 2008 and December 31, 2007, respectively; 15,906,074 and 14,979,528 shares outstanding at September 30, 2008 and December 31, 2007, respectively	15,906	14,980
Additional paid-in capital	67,954,631	61,525,001
Accumulated other comprehensive income	2,440,650	1,068,429
Accumulated deficit	(37,219,522)	(36,886,897)

Total stockholders’ equity	33,191,665	25,721,513

Total liabilities and stockholders’ equity	$39,934,115	$32,867,178

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE GAIN (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Gross revenues	$12,398,356	$5,808,376	$21,766,934	$9,646,056
Sales promotion discounts	3,151,941	—	3,151,941	—

Net revenues	9,246,415	5,808,376	18,614,993	9,646,056
Cost of sales	4,390,573	2,226,692	9,084,317	4,186,051

Gross profit	4,855,842	3,581,684	9,530,676	5,460,005

Operating expenses:
Research and development	35,032	2,407	100,779	15,534
Selling, general and administrative	2,565,233	3,090,059	8,279,758	8,330,604

	2,600,265	3,092,466	8,380,537	8,346,138

Income (loss) from operations	2,255,577	489,218	1,150,139	(2,886,133)

Other income (expense):
Interest and other income (expense), net	9,449	441	(56,052)	3,729
Interest expense	(82,821)	(87,081)	(272,926)	(276,045)

Total other expense, net	(73,372)	(86,640)	(328,978)	(272,316)

Income (loss) before provision for income taxes	2,182,205	402,578	821,161	(3,158,449)

Provision for income taxes	613,067	19,470	1,153,786	108,154

Net income (loss)	1,569,138	383,108	(332,625)	(3,266,603)

Other comprehensive gain (loss):
Foreign currency translation gain	64,974	247,918	1,372,221	591,254

Comprehensive gain (loss)	$1,634,112	$631,026	$1,039,596	$(2,675,349)

Basic income (loss) per common share	$0.10	$0.03	$(0.02)	$(0.29)

Diluted income (loss) per common share	$0.09	$0.03	$(0.02)	$(0.29)

Weighted average common shares outstanding — basic	15,777,119	12,550,666	15,508,848	11,357,055

Weighted average common shares outstanding — diluted	17,988,069	12,773,521	15,508,848	11,357,055

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(332,625)	$(3,266,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,102,178	888,667
Fair market value of options granted to employees and directors for services	738,794	1,507,310
Fair market value of common stock, warrants and options expensed for services	1,551,249	1,814,464
Provision for bad debts	126,754	1,441
Changes in operating assets and liabilities:
Accounts receivable	(7,441,698)	(1,178,386)
Related party account with Jade Capital	85,999	—
Inventories	(215,698)	(94,847)
Prepaid consulting, expenses and other assets	446,706	(2,393,578)
Accounts payable and accrued expenses	1,595,635	523,372
Deferred revenue	(128,628)	279,344

Net cash used in operating activities	(2,471,334)	(1,918,816)

Cash flows from investing activities:
Purchase of property and equipment	(1,374,318)	(1,946,551)
Funds advanced to Kangda (Note 12)	(635,386)	—
Repayment of funds from Kangda (Note 12)	204,292	—
Purchase of production rights	—	(1,340,853)
Return of advance (Note 2)	159,859	—

Net cash used in investing activities	(1,645,553)	(3,287,404)

Cash flows from financing activities:
Issuance of convertible debt, net of cash debt issuance costs of $384,308	2,125,692	—
Proceeds from issuance of common stock, net of cash offering costs of $139,584 in 2008 and $757,014 in 2007	860,421	4,572,497
Proceeds from the exercise of options	—	271,200
Proceeds from the exercise of warrants, net of commissions and expenses of $29,600	559,530	—
Payments on notes payable	(2,282,145)	—

Net cash provided by financing activities	1,263,498	4,843,697

Effect of exchange rates on cash and cash equivalents	52,967	5,572

Net change in cash and cash equivalents	(2,800,422)	(356,951)

Cash and cash equivalents, beginning of period	6,157,493	1,584,973

Cash and cash equivalents, end of period	$3,357,071	$1,228,022

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$255,665	$276,045

Cash paid during the period for taxes	$602,665	$108,199

Supplemental disclosure of non-cash activities:
Fair market value of common stock recorded as prepaid consulting	$1,011,000	$1,893,600

Fair value of warrants issued for services, included in prepaid expense	$97,875	$—

Derivative asset recorded in issuance of convertible debt	$125,000	$—

Broker warrants issued in connection with convertible debt	$324,207	$—

Receipt of machines as partial settlement of note receivable	$472,451	$—

Increase in debt and fixed assets due to purchase price adjustment	$—	$214,617

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
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
Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K/A. The report of independent registered accounting firm on the consolidated financial statements included in Form 10-K/A contains an explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, and a qualification regarding the Company’s ability to continue as a going concern.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business and Basis of Presentation
AMDL is a vertically integrated pharmaceutical company with three distinct business divisions that include: (i) in-vitro (“IV”) diagnostics, (ii) cancer therapeutics and (iii) China-based integrated pharmaceuticals. Collectively, these business units focus on the development, manufacturing, distribution and sales of high quality generic pharmaceuticals, nutritional supplements, cosmetic and medical diagnostic products in the U.S., the People’s Republic of China (“China” or “PRC”) through our subsidiary Jade Pharmaceutical Inc. (“JPI”), Korea, Taiwan and other markets throughout the world.
AMDL was founded in 1987 as a bio-tech research and development firm that had one product, its proprietary cancer diagnostic test: AMDL-ELISA DR-70® (FDP) Immunoassay (“DR-70®”). On July 3, 2008, the Company received a letter of determination from the United States Food and Drug Administration (“USFDA”) that its DR-70® test system was substantially equivalent to the existing predicate device carcinoembryonic antigen, being marketed. The determination letter grants us the right to market the DR-70® test as a device to monitor patients who have previously been diagnosed with colorectal cancer. In 2001, AMDL acquired a proprietary cancer vaccine Combination Immunogene Therapy (“CIT”). CIT is a US patented technology (patent issued May 25, 2004). In September 2006, AMDL acquired JPI in order to dramatically broaden AMDL’s business into a multi segmented China-centric pharmaceutical business.
Through JPI, the Company manufactures and distributes generic, homeopathic, over-the-counter pharmaceutical products and supplements. Beginning in the third quarter of 2008, the Company launched a line of facial creams based on Goodnak, the Company’s injectible pharmaceutical product used primarily for cosmetic purposes. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). JPI acquired the businesses currently conducted by YYB and JJB in 2005 along with certain assets and liabilities of a predecessor to JJB, JiangXi Shangrao KangDa Biochemical Pharmacy Co. Ltd (“Kangda”). YYB’s facilities are located in Tuman City, Jilin Province, China and JJB is located in Shangrao, Jiangxi Province, China.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
JPI currently manufactures and markets 49 products. Of these products, 24 are branded generic western drug formulations and 25 are branded Chinese traditional medicine, beauty and nutritional products. JPI is also licensing other pharmaceutical products which will require the manufacturing approval of the PRC’s State Federal Drug Agency (“SFDA”).
Both JJB and YYB are wholly-foreign owned enterprises (“WFOEs”). WFOEs are limited liability companies established under Chinese Company Law that are exclusively owned by foreign investors. WFOEs are used to, among other things: enable local China based entities to carry on business in China, rather than operate in a representative capacity; acquire land use certificates to own and operate facilities in China; employ persons in China; hold intellectual property rights; protect intellectual property and proprietary technology; and issue invoices to their customers in Renminbi (“RMB”) and record revenues in RMB, but convert the profits into United States (“U.S.”) dollars for distribution to their parent company outside China. There are also potential disadvantages of operating as a WFOE, including, but not limited to, unlimited liability claims arising from the operations in China and potentially less favorable treatment from governmental agencies than would be afforded to those entities operating with a Chinese partner.
The Company also sells OEM products and test kits which are manufactured by others. The Company’s products may be used by hospital, clinical, research and forensic laboratories and doctor’s offices to obtain precise and rapid identification of certain types of cancer and other diseases. The Company’s proprietary DR-70® test kit may be used to assist in the detection of at least 13 different types of cancer, including: lung (small and non-small cell), stomach, breast, rectal, colon, and liver. As DR-70® is a non-invasive blood test, there are no side effects to the administration of the test. However, in nine of the thirteen cancer types there were not sufficient number of patients in the clinical trials to equivocally determine the effectiveness at the detection of cancer. As with other cancer diagnostic products, false negative and false positive results could pose a small risk to patient health if their physician is not vigilant in following up on the DR-70® results with other modalities that are standard of care for these patients. DR-70® is available for sale in the U.S., however, limitations on the availability of certain components used in the test kit have led management to conclude that it will need to seek USFDA approval of a reformulated test kit.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $332,625 and $3,266,603 during the nine months ended September 30, 2008 and 2007 respectively, and had an accumulated deficit of $37,219,522 at September 30, 2008. In addition, the Company used cash in operations of $2,471,334 and $1,918,816 during the nine months ended September 30, 2008 and 2007, respectively. At November 3, 2008, the Company had cash on hand of approximately $1,043,000 in U.S. bank accounts and additional cash in the accounts of JPI and its subsidiaries of approximately $1,300,000. Cash is being depleted from operations in the U.S. at the rate of approximately $450,000 per month, although JPI and its subsidiaries are cash flow positive and profitable. The foregoing U.S. operations burn rate does not include non-operating extraordinary items, including payments to pursue drug and test kit product licenses. The Company and JPI are working diligently on various financing activities, including negotiating additional equity or debt financing both in the U.S. and in China. There can be no assurance that these financing activities will close or, if closed what the amount or timing thereof will be. Yet, assuming (i) the Company is unable to complete its anticipated financing activities, (ii) JPI does not generate sufficient cash to meet or exceed its cash requirements, (iii) JPI does not repatriate any cash back to U.S. operations, and (iv) no outstanding warrants are exercised, then the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through January 2009.
In addition, on September 16, 2005, AMEX sent the Company a warning letter pursuant to Section 1009(a)(i) of the AMEX Company Guide stating that the Company was not in compliance with the AMEX Continued Listing Standards. The Company remains non-compliant with the Continued Listing Standards, but AMEX has not taken any definitive action to delist the Company. Delisting from AMEX may impact the Company’s ability to raise capital in the future. In June 2006, the Company submitted a plan to become compliant with AMEX’s continued listing standards, which plan included the acquisition of JPI. The JPI acquisition closed on September 28, 2006. On

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
November 10, 2006, AMEX advised the Company that the plan period would remain open until the Company has been able to demonstrate compliance with the continued listing standards for two consecutive fiscal quarters. As of November 10, 2008, AMEX has not yet issued its final letter stating that the Company is in compliance with the Continued Listing Standards.
These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
The Company’s near and long-term operating strategies focus on (i) commercializing and selling the recently USFDA approved DR-70® cancer diagnostic test kit in various markets, including the United States, (ii) conducting clinical trials and obtaining an additional USFDA approval for an enhanced and reformulated version of the DR-70® test kit, (iii) obtaining China’s SFDA approval for DR-70®, (iv) seeking a pharmaceutical partner for its combination immunogene therapy technology, (v) funding the growth of JPI’s new and existing products, and (vi) funding the research and development of new products. The Company’s only source of additional funds to meet continuing operating expenses, to fund additional research and development, or to conduct clinical trials which may be required to receive additional USFDA or SFDA approvals after September 2008 is the sale of securities. In addition to seeking financing, management’s plans include the pursuit of alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiary, JPI. Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
The Company generates revenues primarily from wholesale sales of over-the-counter and prescription pharmaceuticals and cosmetic products.
Wholesale Sales
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, provided the criteria in the Security and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, (as amended by SAB 104) are met.
In conjunction with the launch of the Company’s Goodnak facial creams, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts have been netted against revenue in the accompanying condensed consolidated statements of operations. Accounts receivable have also been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.
Any provision for sales promotion discounts and estimated returns are accounted for in the period the related sales are recorded. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
In accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), JPI’s revenues are reported net of value added taxes (“VAT”) collected.
Direct Distribution
On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai Jiezheng (formerly known as “Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are owned by independent third parties who sell JJB’s products at retail to consumers. Shanghai Jiezheng and JPI collaborated with the owners in re-branding the retail stores as JPGreen Health and Beauty Clinics.
During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. For the three months ended
September 30, 2008 and 2007, the Company recorded $43,777 and $39,084, respectively and for the nine months ended September 30, 2008 and 2007, the Company recorded $128,629 and $39,084, respectively, of the up-front fees received as revenues.
To facilitate the development of the JP Green stores that were expected to be owned and operated by the Company, JJB made advances of $594,895 to Shanghai XiangEn. Funds advanced were intended primarily to purchase equipment needed to establish the retail stores. However, in the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company decided to abandon the JP Green store concept and pursue a strategy of retail distribution through independent, non-branded stores. In July 2008, Shanghai XiangEn repaid the Company approximately $146,000 and turned over equipment that had been purchased in anticipation of the expansion, in full settlement of the advances. The equipment, valued at $472,451 was placed in customer store locations and is being used to promote sales of the Company’s products. Cumulative cash repayments on the note amounted to approximately $160,000 for the nine months ended September 30, 2008.
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
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

•	changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	ability to maintain Good Manufacturing Process certifications in the U.S. (“GMP”) and in China (“cGMP”).

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.
Derivative Financial Instruments
The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivatives within the scope of SFAS 133 must be recorded on the balance sheet at fair value. The Company issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at September 30, 2008.
Risks and Uncertainties
Manufacturing and Distribution Operations in China
JJB and YYB operate as WFOEs in the China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. The Pharmaceutical Administrative Law requires periodic certification of the Company’s manufacturing operations in accordance with Good Manufacturing Process regulations. Compliance with the certification process or with changes in the law may require the Company to incur additional expenditures which could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
As JPI is a British Virgin Island Corporation, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Shenzhen Jiekang Technologies Ltd (“Jiekang”) to hold funds as a trustee for JPI without a formal trust agreement. The balance at December 31, 2007 was $498,726, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The balance was repaid, and no amount remains outstanding at September 30, 2008. During the second quarter of 2008, transfers of foreign currency to JJB and YYB were transacted through the bank account of a business owned by an employee of JPI, to allow for conversion to RMB. These transfers, relating to the repayment of amounts due from Jade, totaled approximately $565,000.
Regulatory Environment
The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
Prior to July 3, 2008, the Company was not permitted to sell DR-70® in the U.S. except on a “research use only” basis, as regulated by the USFDA. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its DR-70® product or that they will not be withdrawn.
Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its DR-70® kit. In May 2002, the Company decided to begin the USFDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market DR-70® as an aid in monitoring patients with colorectal cancer. On July 3, 2008, the Company received a letter of determination from the USFDA that the DR-70® test system was “substantially equivalent” to the existing predicate device being marketed. The letter grants the Company the right to market the DR-70® test as a device to monitor patients who have been previously diagnosed with colorectal cancer.
Although the Company has obtained approval from the USFDA to market the then current formulation of DR-70®, it has been determined that one of the key components of the DR-70®, the Anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. There are currently enough DR-70® test components to perform approximately 1.2 million individual tests (31,000 test kits) over the next 12-18 months. Based on current and anticipated orders, this supply is adequate to fill all orders. The Company now anticipates that it will attempt to locate a substitute Anti-fibrinogen-HRP and perform additional quality assurance testing in order to create a significant supply of the current version of the DR-70® test kit.
Part of the Company’s research and development efforts through 2010 will include the testing and development of an enhanced and improved version of the DR-70® test kit. Pilot studies show that the new version could be superior to the current version. The Company is currently in negotiations with a third party to take the lead on necessary clinical studies. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.
In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but even though USFDA approval of a limited supply formulation of DR-70® has been received, there can be no assurances that JPI will obtain approval for marketing DR-70® in China or what the timing thereof may be. The estimated time to complete the SFDA approval process is a year and a half to two years.
In order to comply with the new SFDA guidelines, in September of 2008, the Company retained Jyton & Emergo Medical Technology, a China based company to:
•	Compile technical file and prepare clinical protocol;

•	Clinical trial preparation and design;

•	Clinical trial supervision and monitoring;

•	Apply for SFDA approval
The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.
Basic and Diluted Income (Loss) Per Share
Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. However, the impact under the treasury stock method of convertible debt and dilutive stock options and warrants would have been incremental shares of 2,234,711 and 344,499 for the nine months ended September 30, 2008 and 2007, respectively.
The following table sets for the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$1,569,138	$383,108	$(332,625)	$(3,266,603)
Numerator for basic per share amounts – income available (loss attributable) to common stockholders	$1,569,138	$383,108	$(332,625)	$(3,266,603)
Interest on convertible debt	12,581	—	—	—

Numerator for diluted per share amounts	$1,581,719	$383,108	$(332,625)	$(3,266,603)

Denominator:
Denominator for basic per share amounts – weighted-average shares	15,777,119	12,550,666	15,508,848	11,357,055
Effect of dilutive securities:
Options and warrants – dilutive potential common shares calculated using the treasury stock method	119,283	222,855	—	—
Incremental shares from assumed conversion – convertible debt	2,091,667	—	—	—

Denominator for diluted per share amounts	17,988,069	12,773,521	15,508,848	11,357,055

Basic income (loss) per common share	$0.10	$0.03	$(0.02)	$(0.29)

Diluted income (loss) per common share	$0.09	$0.03	$(0.02)	$(0.29)

Diluted income per share excludes the impact of 7,577,989 options and warrants because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the quarter ended September 30, 2008.
The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the quarter ended September 30, 2008 is $1.20 per share, based on the conversion price that would have been in effect and the interest accrued through September 30, 2008. This value is subject to adjustment in future periods, as described in Note 7. The potentially dilutive effect of warrants issuable upon conversion of the debt is included in the calculation of earnings per share using the treasury stock method, based on the exercise price that would have been in effect had the warrants been issued on September 30, 2008.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, assessment and valuation of derivatives related to convertible debt, and valuation of options, warrants and deferred tax assets. Actual results could differ from those estimates.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of September 30, 2008, the Company had approximately $1,831,000 in excess of this limit. On October 3, 2008, the FDIC increased its insurance coverage limit to $250,000. Had the new limit been in effect at September 30, 2008, deposits in excess of the FDIC limit would have been approximately $1,681,000. Additionally, the Company held approximately $1,426,000 in uninsured cash accounts at its foreign subsidiaries as of September 30, 2008.
Customers
The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve for doubtful accounts and sales returns of $217,551 and $91,389 at September 30, 2008 and December 31, 2007, respectively. Although the Company expects to collect amounts due, actual collections may differ from the amounts reflected on the condensed consolidated balance sheet.
As of September 30, 2008, four customers comprised 21%, 12%, 12% and 11% of outstanding accounts receivable. No customers had outstanding accounts receivable in excess of 10% at December 31, 2007. For the nine months ended September 30, 2008, one customer comprised 17% of net revenues. For the nine months ended September 30, 2007, one customer comprised more than 10% of revenues.
Historically, the majority of the Company’s customers were in the pharmaceutical industry. Consequently, there has been a concentration of receivables and revenues within that industry, which is subject to normal credit risk. Beginning in the third quarter of 2008, the Company entered into contracts with three new customers and a fourth contract with an existing customer for the regional distribution of Goodnak cream within China. The new customers specialize in the distribution of cosmetic products. Sales of Goodnak cream to the new customers represented approximately 32% of the Company’s net revenue for the quarter ended September 30, 2008. At November 10, 2008, in accordance with the terms of the distribution contracts, which provide for 120 day payment terms, the Company had not collected any of the related accounts receivable. Although the Company has limited history with customers in the cosmetic distribution industry, management considers the industry to be subject to normal credit risk.
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
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
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
NOTE 3 — INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Raw materials	$888,718	$620,128
Work-in-process	12,597	17,331
Finished goods	288,562	283,676

	$1,189,877	$921,135

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
NOTE 4 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Material deposits	$748,486	$617,661
Receivable from Jiekang	—	498,726
Due from officers and directors	23,702	9,764
Other	87,900	122,486

	$860,088	$1,248,637

As JPI is a British Virgin Island corporation, it does not have a license to operate in China and is therefore unable to open a RMB bank account. Accordingly, JPI entered into an agreement with Jiekang to hold funds as a trustee for JPI without a formal trust agreement. Although the Company still does not have a license to operate in China, funds were returned from Jiekang in the second quarter of 2008. During the second quarter of 2008, transfers of foreign currency to JJB and YYB were transacted through the bank account of a business owned by an employee of JPI, to allow for conversion to RMB. These transfers, relating to the repayment of amounts due from Jade, totaled approximately $565,000.
Other assets consists of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Deposits, primarily related to product licenses	$2,983,276	$2,827,526
Debt issuance costs (Note 7)	708,515	—
Convertible debt derivative (Note 7)	125,000	—
Advance to Shanghai XiangEn	—	574,123
Refundable deposits	30,130	22,900

	$3,846,921	$3,424,549

Revenues have not yet been generated from the product licenses. At the time commercial sales of the products begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related products.
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at September 30, 2008:

			Effect of		Amort-
			Foreign		ization
			Currency		Period
	Gross	Accumulated	Trans-		(in
	Value	Amortization	lation	Net	years)
Assets subject to amortization:

Intellectual property	$2,000,000	$(716,667)	$—	$1,283,333	20
Production rights	1,916,622	(267,037)	153,598	1,803,183	10
Land use rights	1,405,829	(90,662)	209,839	1,525,006	33
Non-compete agreements	324,415	(145,021)	32,482	211,876	5
Customer relationships	214,328	(69,033)	26,570	171,865	7
Trade name and logo	530,829	(113,515)	78,055	495,369	10

	$6,392,023	$(1,401,935)	$500,544	$5,490,632

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
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
NOTE 6 — INCOME TAXES
The Company recorded tax provisions of $1,153,786 and $108,154 for the nine months ended September 30, 2008 and 2007, respectively, or 141% and 3% of its pre-tax income (loss) for the respective nine month periods. Tax provisions of $613,067 and $19,470 were recorded for the three-month periods ended September 30, 2008 and 2007, or 28% and 5% of pre-tax income for the respective three month periods. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily from losses generated in the U.S. with no corresponding tax benefit, due to the full valuation reserve on net deferred tax assets, and foreign earnings taxed at the rates in effect in local jurisdictions. The Company’s Chinese operations operate under tax holiday and incentive programs. JJB has been granted a 100% waiver on corporate income taxes in China for years 2006 and 2007, and a 50% waiver of income taxes for 2008 through 2010. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109. As a result of the Company’s cumulative losses in the U.S., management has concluded that a full valuation allowance should be recorded in the U.S.
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
Income taxes payable of approximately $611,000 and $59,000 has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
NOTE 7 — NOTES PAYABLE
Notes payable consists of the following:

	September 30,	December 31,
	2008	2007

	(Unaudited)	(Audited)
Convertible debt, net of unamortized discount, inclusive of bonus interest, of $3,765,000 at September 30, 2008 and $0 at December 31, 2007	$—	$—
Bank debt	3,128,602	5,159,939

	$3,128,602	$5,159,939

Convertible Debt
In September 2008, the Company issued $2,510,000 of convertible debt securities. The convertible debt bears interest at a coupon rate of 10%, and is due in September 2010 or upon a change in control of the Company or certain other events of default, as defined. However, if the debt has not been converted to common stock at the maturity date, the holder will be entitled to receive bonus interest equal to 50% of the face value of the note, in addition to the coupon rate of interest. In the event of a change of control or bankruptcy, interest due is limited to the 10% coupon rate.
The terms of conversion allow that if the Company completes a registered public offering of at least $25 million before February 15, 2009, the note holder has the right, through maturity, to convert principal and interest due into the Company’s common stock at a conversion price of 50% of (i) the closing price on the closing of the public offering, or (ii) if there is no public offering, at the closing price on February 15, 2009. However, in no event will the conversion price be less than $1.20 per share or subject to change after February 15, 2009. Upon conversion, the holders will be entitled to receive five year warrants to purchase a number of common shares equal to 50% of the shares issued upon conversion, with an exercise price of 120% of Company’s common share price on the conversion date.
The Company has the right to call the debt if the market value of the Company’s stock exceeds $6.18 for five consecutive days, provided that the note holders have the right to convert the debt to common shares within a stated period after notice of the Company’s intent to repay the debt has been delivered.
In accordance with SFAS 133, the Company established a debt premium and derivative asset relative to the limitations on bonus interest that will occur upon a change in control or bankruptcy. The initial fair value of the derivative asset of $125,000 was based on a probability assessment of the payment alternatives. The derivative asset is included in other assets in the condensed consolidated balance sheet at September 30, 2008. In accordance with EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company also established a debt discount and a related credit to additional paid-in capital in the amount of $2,635,000, representing the value of the beneficial conversion feature inherent in the convertible debt, as limited to the face amount of the debt and the premium related to the derivative asset. Accordingly, the carrying value of the convertible debt, after allocation of the beneficial conversion feature to additional paid in capital, was $0. The net debt discount is being accreted over the life of the debt using the effective-interest method, such that the carrying value of the debt at maturity will include bonus interest payable. There was no accretion recorded for the quarter ended September 30, 2008.
The Company incurred debt issuance costs of $384,308 in association with the convertible debt. Those costs are included in other assets in the condensed consolidated balance sheet at September 30, 2008, and are being amortized over the life of the debt using the effective interest method. There was no amortization recorded for the quarter ended September 30, 2008.
Bank Debt
At September 30, 2008, the Company had RMB denominated indebtedness equal to $3,128,602 (RMB 21.4 million) owed to two financial institutions, representing working capital and construction advances made to JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.3% — 11.0% per annum.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
The Company acquired JPI and its subsidiaries in September 2006 from Jade Capital Group Limited (“Jade”). Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“Kangda”), and the subsequent sale of those assets and liabilities to the Company, Kangda had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and Kangda, Jade assumed bank loans of $4,667,000, and Kangda continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment by JPI of the loans under their original terms, however, this agreement has not been formalized in writing.
In March 2008, the Company agreed to repay RMB 17.1 million (approximately $2,412,145) of mature loans to the bank by the second quarter of 2008. The Company made payments totaling RMB 16.2 million ($2,282,145) in the nine months ended September 30, 2008. The Company expects to pay the remaining RMB 0.9 million (approximately $130,000) to the bank in the fourth quarter of 2008, pending the completion of additional bank funding in China.
In exchange for the repayment, the bank issued a non-binding commitment to loan the Company a minimum of 150% of the repayment, based on a mutual assessment of the financing needs of the business and subject to availability and underwriting. The Company is unsure as to whether the bank will be able to perform on this non-binding commitment and the Company is seeking financing from other banks and institutions.
Debt Repayment Obligations
The following table sets forth the contractual repayment obligations under the Company’s notes payable. The table assumes that convertible debt will be repaid at maturity, and excludes interest payments, except for bonus interest payable under the terms of the convertible debt instruments.

2008	$3,128,602
2009	—
2010	3,765,000

$6,893,602

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying condensed consolidated financial statements.
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
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
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
The Company recently announced that it intends to segregate its CIT technology into a separate subsidiary in order to create a business vehicle that could be separately financed by industry and/or strategic investors interested in this cancer therapy technology. This process may also create a path to resolving the long-standing AcuVector litigation.
In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.
Suspension of Product Sales
The sale of one of the Company’s products, Yuxingcoa, has been temporarily prohibited in the PRC due to safety concerns. Although the Company considers its products safe, the prohibition will remain in effect until such time as the government determines the source of the unsafe products. The PRC authority has allowed the commercial sales of some Yuxingcao products in October 2006 but not the one produced by the Company. The Company has not made any sales of the product in 2007 or 2008. No products have been returned through September 30, 2008.
Management believes there will be no claims from customers on the sale of Yuxingcao as the quality of the product is not an issue. It is the current policy of the relevant authorities in the PRC to prohibit the sales of Yuxingcao-related products. No estimate is known at this time for the resumption of the commercial sales of Yuxingcao.
Licensing Agreements
In 2007, the Company entered into an RMB 48.6 million purchase commitment with Jiangxi Yibo Medicine Technology Development Co., Ltd (“Yibo”) for the acquisition of non-exclusive production rights to ten medicines (approximately $6.7 million at commitment date). The Company has begun production of three of the medicines and has made deposits of $2.9 million to Yibo for the remaining seven medicines. The Company’s remaining obligation to Yibo totals approximately $2.1 million at September 30, 2008. Such amounts will become due when regulatory approval for the manufacture of the drugs is received. When paid, these amounts will be capitalized and amortized over the expected economic life of the production rights granted.
The Company has an agreement to pay royalty fees to JGT Management Services, Ltd., an unrelated third party, equal to 2.5% of gross sales of DR-70® on a quarterly basis. The agreement expired in August 2008. Payments of royalties in the nine months ended September 30, 2008 and 2007 were insignificant.
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
Pursuant to the terms of various agreements for the purchase of registrable securities, including common stock and warrants, the Company has indemnified the holders of those securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.
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
In light of the administrative changes that have taken place at the SFDA since June 2007, the Board of Directors on August 10, 2007, extended the required approval date to March 28, 2008. On March 11, 2008, the deadline was further extended to March 28, 2009. If Jade has not notified the escrow agent that the SFDA has issued the approval to market DR-70® before March 28, 2009, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. The shares are included in the number of shares issued as presented on the face of the accompanying condensed consolidated balance sheets, however, they are not considered issued for financial accounting purposes. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the 100,000 shares of common stock issued as goodwill.
Letter of Intent
On July 1, 2008, the Company announced a letter of intent (“LOI”) was signed between JPI and China-based Sichuan Zhi Tong Pharmaceutical, Ltd (“SZP”). Upon completion of due diligence, it was determined that costs of renovations required to maintain cGMP certification as well as certain sales terms requested by SZP would not make the purchase economically viable. As such, the LOI was allowed to expire.
NOTE 9 — STOCK OPTIONS
The Company has five stock option plans under which it may grant incentive and non-qualified stock options to officers, employees, directors and independent contractors. A detailed description of the Company’s option plans and option grants outside the option plans is contained in the notes to the audited December 31, 2007 consolidated financial statements.
For the three months ended September 30, 2008 and 2007, the Company recorded share-based compensation expense related to the issuance of stock options to employees and directors of $316,626 and $377,310, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded share-based compensation expense of $738,794 and $1,507,310, respectively. All such compensation expense is reflected in the accompanying unaudited condensed consolidated statements of operations and comprehensive gain (loss) within selling, general and administrative expense. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in the nine months ended September 30, 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected volatility is based on the historical volatility of the Company’s stock price. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options granted in the nine months ended September 30, 2008:

	2008	2007
Expected volatility	248%	353%
Expected term	5 years	5 years
Risk-free interest rate	2.48%	4.92%
Dividend yield	—%	—%
The weighted-average grant date fair value of employee and director stock options granted during the nine months ended September 30, 2008 and 2007 was $2.98 and $3.53, respectively.
The following is a summary of the changes in stock options outstanding during the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding and expect to vest, December 31, 2007	2,093,236	$3.97

Granted	850,000	3.45
Forfeited	(48,237)	4.48

Outstanding and expected to vest, September 30, 2008	2,894,999	$3.81	2.72

Vested and exercisable at September 30, 2008	2,292,919	$3.90	2.27

Based on the closing stock price of $1.95 at September 30, 2008, none of the options outstanding at September 30, 2008 had intrinsic value.
At September 30, 2008, total unrecognized stock-based compensation cost related to unvested stock options was $1,794,208, which is expected to be expensed over a weighted average period of 1.4 years.
NOTE 10 – STOCKHOLDERS’ EQUITY
Cash Financing Activities
The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”). The Offerings have historically consisted of either (i) units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”) or (ii) units of one share of common stock and a warrant to purchase one share of common stock. The Units have been priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the American Stock Exchange, and the exercise price of the warrants is set at 115% of the average closing price. Unless

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
otherwise noted below, the warrants issued in the Offerings are exercisable at the date of issuance and expire three years from issuance.
For all of the Unit Offerings, the Company utilized the placement agent services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons. In the U.S., the Company has utilized the placement agent services of FINRA (formerly NASD) member broker-dealers Securities Network, LLC (“Network”) and Spencer Clarke, LLC (“Spencer Clarke”), and licensed sub agents working under Spencer Clarke. In addition to commissions and expenses paid to the Company’s placement agents for each of the Offerings, as described below, the Company has agreed to pay cash commissions of 6% of the gross amount received upon exercise of the warrants by the purchasers in each of the Offerings
April 2007 Offering
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
In connection with the December 2007 Offering, the Company utilized the placement services of Galileo and Spencer Clarke. For their services, Galileo and Spencer Clarke received commissions and due diligence fees of an aggregate of $619,158 and warrants to purchase 200,751 shares of common stock. The Company also paid the placement agents a non-accountable expense allowance of $150,000 and incurred $16,750 in other costs in connection with the December 2007 Offering. Total costs associated with the December 2007 Offering were $785,908, which costs have been netted against the proceeds received.
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
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
Offering, the Company paid a finder’s fee of $100,000, and incurred $39,584 in other costs. Total costs associated with the second closing of the December 2007 Offering were $139,584, which costs have been netted against the proceeds received.
Convertible Debt
In September 2008, the Company raised $2,125,692, net of cash issuance costs of $384,308, consisting primarily of broker commissions and legal fees from the issuance of convertible debt. See Note 7. As additional compensation to the brokers, the Company issued five year warrants to purchase 209,167 shares at an exercise price of $2.69, which were valued at $324,207. The warrants are exercisable after March 15, 2009. The number of warrants outstanding may be reduced through February 15, 2009, such that the number of shares subject to the warrants is equal to 10% of the number of shares issuable upon conversion of the principal portion of the convertible debt. The warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 296%; risk-free interest rate of 2.59%; expected term of five years; and dividend yield of 0%. The warrants were recorded as a component of additional paid-in capital and debt issuance costs, included in other assets in the accompanying condensed consolidated balance sheet. The Company has reserved approximately 3,796,000 shares for the conversion of principal and interest due under the debt, and the shares issuable upon the exercise of warrants that will be issued upon conversion of the debt.
Non-Cash Financing Activities
On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded general and administrative expense of $37,419, related to this agreement.
On September 22, 2006, the Board of Directors authorized the issuance of 5,653 shares of common stock to Aurelius Consulting Group, Inc. as consideration for marketing services provided from December 22, 2006 through March 21, 2007. The shares were valued at $20,248 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company charged $20,248 to selling, general and administrative expenses.
On October 5, 2006, the Board of Directors authorized the issuance of 84,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from January 23, 2007 through March 22, 2007. The shares were valued at $204,960 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company charged $204,960 to selling, general and administrative expenses.
On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed from October 24, 2006 through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded $343,000 as selling, general and administrative expense.
On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $4.52 per share to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to selling, general and administrative expense during the nine months ended September 30, 2007.
On March 2, 2007, the Board of Directors authorized the issuance of 190,000 shares of common stock to Boston Financial Partners, Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, as consideration for financial advisory services to be provided from March 1, 2007 through September 1, 2007. The shares were valued at $558,600 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded selling, general and administrative expense of $558,600 related to the agreement.
Also on March 2, 2007, the Board of Directors authorized the issuance of 150,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, as consideration for

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
financial advisory services to be provided from March 22, 2007 through September 22, 2007. The shares were valued at $517,500 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2007, the Company recorded selling, general and administrative expense of $517,500.
On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock at $3.68 per share to Brookstreet Securities Corporation, a consultant, for financial advisory services. The warrants were valued at $35,000 using the Black-Scholes option pricing model which amount was charged to consulting expense in the nine months ended September 30, 2007.
The Company issued 10,000 options to a consultant and investor during the nine months ended September 30, 2007, which resulted in compensation expense of $35,300, included in general and administrative expense. The options were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of one year; and dividend yield of 0%.
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the nine months ended September 30, 2008 and 2007, the Company recorded selling, general and administrative expense of $592,688 and $20,437, respectively, related to the agreement.
On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2008, the Company recorded general and administrative expense of $252,000 related to the agreement and the balance of $28,000 is included in prepaid consulting at September 30, 2008.
On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The Company issued 25,000 shares in the three months ended March 31, 2008 that were valued at $104,250 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2008, the Company recorded general and administrative expense of $104,250 related to the agreement and the January 2008 issuance of 25,000 shares. This agreement was terminated on January 29, 2008 and the remaining obligation to issue 250,000 shares was cancelled.
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000 and were valued at $1,011,000 based on the trading price of the common stock on the date that the shares were issued. The shares vest over a fifteen month period. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjuntion with Selling, Goods or Services (“EITF 96-18”), the shares issued will be periodically revalued through the vesting period, and amount recorded as prepaid consulting will be expensed based on the value of the shares earned at each measurement date. During the nine months ended September 30, 2008, the Company recorded general and administrative expense of $478,198 related to the agreement and the balance of $532,802 is included in prepaid consulting at September 30, 2008. The difference between the amount recorded to additional paid-in capital upon issuance of the shares and the amounts ultimately expensed at the measurement dates pursuant to EITF 96-18 will be recorded as an adjustment to additional paid-in capital after all shares granted under the agreement have been earned.
On April 30, 2008, the Company extended the term of warrants to purchase 18,750 shares of common stock at $3.68 per share to October 31, 2009. The warrants were held by an investor/service provider. The Company recorded

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
$18,375 in compensation expense related to the term extension, calculated using the Black Scholes option valuation model with the following assumptions: expected volatility of 79%; risk-free interest rate of 2.37%; expected term of 1.5 years; and dividend yield of 0%.
On May 16, 2008, the Company settled litigation related to the termination of an agreement regarding a proposed private placement. In connection with the settlement, the Company paid $12,500 in cash, and issued 25,000 shares of unregistered common stock with a deemed value of $75,000, based on the ten-day volume weighted-average price of the Company’s common stock through May 8, 2008. The value of the cash and shares issued in the settlement is included in general and administrative expense in the consolidated statement of operations for the nine months ended September 30, 2008.
On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted an option, outside of its existing option plans, to purchase 150,000 shares of common stock at an exercise price of $3.50. The option, which was approved by the Company’s board of directors, was granted in partial consideration for financial consulting services, vests over a twelve month period, and expires in five years. The option was initially valued at $439,500, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 273%; risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, the option will be periodically revalued through the vesting period. The value of the option is being expensed over the 36 month term of the consulting contract. The Company recognized $30,735 of expense in the nine months ended September 30, 2008 with respect to the option. Additionally, $73,244 related to vested options which have not been expensed based on the 36 month term of the consulting agreement is included in prepaid consulting at September 30, 2008.
Warrants
A summary of activity with respect to warrants outstanding follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2007.	4,528,668	$3.98

Granted	522,779	3.56
Exercised	(252,733)	2.34
Forfeited	(115,727)	2.50

Outstanding, September 30, 2008	4,682,987	$4.06

Warrants for the purchase of 209,167 shares at an exercise price of $2.69 per share, issued in connection with a convertible debt financing, are not exercisable until March 15, 2009.
NOTE 11 — SEGMENT REPORTING
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements. Virtually all of the Company’s revenues for the nine months ended September 30, 2008 and 2007 were from foreign customers.
The Company evaluates performance based on sales, gross profit and net income (loss). During 2008, the Company had three reportable segments. In China there are two segments, (i) manufacturing and wholesale distribution to distributors, hospitals, clinics and similar institutional entities (“China-Wholesale”); and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly (“China-Direct”). In the U.S. there is one segment, sales to distributors and institutional entities (“Corporate”). The revenues of the China-Direct segment through September 30, 2008 consist solely of the amortization of fees paid by the operators of the Jade Healthy Supermarkets. Due to regulatory constraints in China and capital limitations, the Company determined that it will no longer pursue the Jade Healthy Supermarket concept, but instead will focus on alternate distribution channels for its products.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
The following is information for the Company’s reportable segments for the nine months ended September 30, 2008:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$18,419,796	$128,629	$66,568	$18,614,993
Gross profit	$9,353,246	$128,629	$48,801	$9,530,676
Net income (loss)	$6,514,770	$128,629	$(6,976,024)	$(332,625)
Identifiable assets	$34,892,315	$—	$5,041,800	$39,934,115
The following is information for the Company’s reportable segments for the three months ended September 30, 2008:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$9,171,732	$43,777	$30,906	$9,246,415
Gross profit	$4,789,893	$43,777	$22,172	$4,855,842
Net income (loss)	$3,701,500	$43,777	$(2,176,139)	$1,569,138
In 2007, the Company had two reportable segments, (i) manufacturing and wholesale distribution to distributors, hospitals, clinics and similar institutional entities in China (“China-Wholesale”); and (ii) sales to distributors and institutional entities in the U.S. (“Corporate”).
The following is information for the Company’s reportable segments for the nine months ended September 30, 2007:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$9,513,272	$39,084	$93,700	$9,646,056
Gross profit	$5,344,500	$39,084	$76,421	$5,460,005
Net income (loss)	$2,787,289	$39,084	$(6,092,976)	$(3,266,603)
The following is information for the Company’s reportable segments for the three months ended September 30, 2007:

	China-Wholesale	China-Direct	Corporate	Total
Net revenue	$5,736,192	$39,084	$33,100	$5,808,376
Gross profit	$3,518,805	$39,084	$23,795	$3,581,684
Net income (loss)	$2,280,950	$39,084	$(1,936,926)	$383,108
Identifiable assets associated with the China-Wholesale, China-Direct and Corporate segments totaled $24,287,399, $574,123 and $8,005,656, respectively, and $32,867,178 in the aggregate at December 31, 2007.
NOTE 12 — RELATED PARTY TRANSACTIONS
At September 30, 2008 and December 31, 2007, the Company had a payable of approximately $133,331 and $62,621, respectively to Jade and related companies for expenses paid by Jade on behalf of JPI.
At September 30, 2008, the Company has a receivable of $451,038, representing principal and accrued interest relating to a $644,426 note issued by Kangda, the former owner of JJB. One of the shareholders of Kangda is a current key employee of the Company. The receivable relates to taxes resulting from the Company’s 2006 acquisition of JPI that are the responsibility of the seller. JJB made the payment on behalf of Kangda. The note payable to JJB bears interest at the rate of 6% per annum, and provides for the repayment of amounts due in three equal monthly installments, starting in September 2008, with interest payable in the last installment. In the quarter ended September 30, 2008, the Company received an installment of $204,292 relative to the note. The note is guaranteed by three employee/shareholders and collateralized by 220,000 shares of the Company’s common stock that they own or control.
At September 30, 2008, the company has a loan of approximately $24,000 to a former director for JJB. This loan is non-interest bearing and due on demand. The balance is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
JPI relocated to a new office in June 2008. The lease was signed on May 5, 2008 and is from June 1, 2008 to May 30, 2009. This agreement was signed on behalf of JPI by Golden Success LTD, a WFOE which is owned by director of the Company. The minimum operating lease commitment is approximately $32,000.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
NOTE 13 — SUBSEQUENT EVENTS
Effective as of October 31, 2008, the Company’s Chief Executive Officer, President and a member of the Board of Directors, Gary L. Dreher resigned. In connection with Mr. Dreher’s retirement, the Company entered into a Severance Agreement with him, which provides that his compensation as an executive ceased as of the effective date of his retirement. In lieu of the compensation and other terms and benefits provided by his current Employment Agreement, upon his retirement, Mr. Dreher and the Company agreed to enter into certain mutual general releases and related covenants, and to tender to him certain payments. Further, Mr. Dreher will consult for the Company on an as-requested, mutually agreed basis (not to exceed four hours per month). The Company agreed to pay him $125,000 and pay $25,000 in legal expenses on his behalf, following the expiration of a seven-day statutory period. Thereafter, Mr. Dreher will be paid 30 monthly payments of $18,000, commencing January 31, 2009, and will be entitled to continuation of certain insurance coverage. The Company also agreed to allow Mr. Dreher to continue to vest in stock options granted to him and to disregard the expiration of options that would have occurred upon termination of employment. The Severance Agreement contains other terms and conditions standard and customary for the retirement of executive officers.

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
AMDL
     We are a vertically integrated pharmaceutical company with three distinct business divisions that include: (i) IV Diagnostics, (ii) Cancer Therapeutics and (iii) China-based integrated pharmaceuticals. Collectively, these business units focus on the development, manufacturing, distribution and sales of high quality generic pharmaceuticals, nutritional supplements, cosmetic and medical diagnostic products in the U.S., China, Korea, Taiwan and other markets throughout the world. We currently employ approximately 491 people; of which 484 are located in China.
     AMDL was founded in 1987 as a bio-tech research and development firm that had one product, its proprietary cancer diagnostic test: AMDL- DR-70® (FDP) Immunoasay (“DR-70®”). On July 3, 2008, we received a letter of determination from the USFDA that the DR-70® test system was “substantially equivalent” to the existing predicate device, carcinoembryonic antigen, being marketed. The determination letter grants us the right to market the DR-70® test as a device to monitor patients who have previously been diagnosed with colorectal cancer. In 2001, AMDL acquired a proprietary cancer vaccine Combination Immunogene therapy (“CIT”). CIT is a US patented technology (patent issued May 25, 2004).
Operations of Jade Pharmaceutical Inc.
     In September 2006, AMDL acquired JPI in order to dramatically broaden AMDL’s business into a multi segmented China-centric pharmaceutical business. Through JPI, we manufacture and distribute generic, homeopathic over-the-counter pharmaceutical products and supplements. Beginning in the third quarter of 2008, the Company launched a line of facial creams based on Goodnak, the Company’s injectible pharmaceutical product used primarily for cosmetic purposes. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) and Jiangxi Jiezhong Bi-Chemical Pharmacy Company Limited (“JJB”).

     JPI and YYB currently manufacture and market 49 diagnostic, pharmaceutical, nutritional supplement and cosmetic products. JPI is also researching and developing other pharmaceutical products which will require the approval of the SFDA. The top selling products in China are Goodnak (anti-aging cosmecutical), Domperidone (anti-emetic, Levofloxacin Lactate and Sodium Chloride Injections (antibiotic) and Glucose solutions (pharmaceutical).
     JJB employs regional sales managers and over three hundred representatives who contact hospitals and distributors throughout China. Distributors have the right to return product only if the product is defective.
     YYB has established a multi-level marketing program of approximately forty sales managers and engages over 1,000 sales representatives who act as individual marketers of YYB’s products. YYB’s products are primarily sold directly to three institutional or hospital customers.
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
New Capsule and Cream Formulation of Goodnak Anti-Aging Product
     During the 3rd quarter of 2008 JJB released two new formulations of the popular Goodnak® anti-aging skin care product line. These new products consist of capsules and an easy-to-apply lotion version and are marketed under the trade name “Nalefen Skin Care Lotion”. These new products complement our existing high quality injectable formulation.
     Based on general market information, after the expiration of a promotional campaign which will terminate in January 2009, the proposed pricing for these new formulations will be approximately $40.00 per unit, with an expected 74% gross profit margin. We plan to sell both products through both new and existing distribution channels within the Henan, Sichuan, Guizhou, Shanxi, Xinjiang, Gansu, Hunnan, Zhejiang, Fujian, Liaoning and Heilongjiang Provinces of China. Together these regions have a combined population of more than 376 million people. In addition to China, we believe both products will be good candidates for export to the North American and European markets.
     JJB entered into distribution agreements with several beauty product distribution companies to open new distribution lines. In order to support this effort, the distribution agreements include an allowance for the promotion and marketing of new Goodnak/Nalefen line of skin care lotions. This allowance is equal to 400,000 RMB (approximately $58,400) for every 1,000,000RMB (approximately $146,000) of products ordered, and is earned based on sales over the first six months of the distribution agreements. This allowance was necessary to develop extensive distribution of the as the Nalefen line. In addition to the allowance described above, the Company granted distributors of the Nalefen line payment terms of 120 days. Cash flow during the three months ended September 30, 2008 was adversely affected as a result of the extended terms. The allowances and extended credit terms will continue through January 2009 and accordingly cash flow will continue to be adversely impacted by these terms.
     We recognize the need for additional China and US based scientific research on the benefits of our Goodnak product line. Thus we are in the process of underwriting the costs associated with the publication of one or more white papers in the fourth quarter of 2008.

Letter of Intent to purchase Sichuan ZhiTong Pharmaceutical, Ltd.
     In July 2008, we entered into a letter of intent to purchase Sichuan ZhiTong Pharmaceutical, Ltd (“SZP”). SZP is a privately-held China-based pharmaceutical distribution company that sells and distributes traditional Chinese medicines, health foods, medical equipment, and generic pharmaceutical products. SZP has been a distributor for the Company since the fourth quarter of 2007, selling the Domperidone anti-emetic product. Upon completion of due diligence, it was determined that costs of renovations required to maintain cGMP certification as well as certain sales terms requested by SZP would not make the purchase economically viable. As such, the letter of intent was allowed to expire.
License Agreement with Mygene International, Inc.
     On February 3, 2008 the Company entered into (subject to due diligence) a five year exclusive license for the MyHPV Chip Kit, a diagnostic reagent for IV screening for the prevention of cervical cancer through detection of the Genital Human Papilloma Virus (“HPV”) from Mygene International, Inc. (“MGI”), a Utah corporation. MGI owns an exclusive worldwide license for the MyHPV Chip Kit, excluding Korea. MGI licensed the MyHPV Chip Kit from MyGene Co., Ltd., a Korean company. The license agreement between MGI and the Company grants us an exclusive sublicense to use the patent, trademark and technology in manufacturing, promoting, marketing, distributing, and selling the MyHPV Chip Kit in the countries of: China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam. This license agreement commenced as of March 31, 2008, subject to final acceptance of the technology, and the Company has the option of renewing the license for a single period of five additional years unless either party shall notify the other party in writing of its election not to renew at least ninety days prior to the expiration of the initial term, or the Company has failed to pay MGI all license fees and royalty fees as required by this licensing agreement, in which case the agreement shall terminate. The license agreement requires the Company to pay an initial license fee of two hundred and fifty thousand dollars ($250,000), ten thousand dollars ($10,000) of which was paid on the effective date of the license agreement. For two consecutive thirty (30) day periods after the effective date, the Company was required to and did remit to MGI additional non-refundable ten thousand dollar ($10,000) deposits while the Company evaluated the technology, and an additional payment of twenty thousand dollars ($20,000) is due at the end of the evaluation period. After the Company’s right to perform due diligence expires, if the Company accepts the technology, the Company is required to pay a final non-refundable two hundred thousand dollar ($200,000) license fee. At any time during the first ninety (90) days from the effective date, the Company has the unconditional right to terminate the license agreement, at which time the license agreement will be considered terminated.
     The $200,000 payment which was due in September 2008 was not paid because during due diligence, we discovered potential issues involving the patents which are an integral part of the license agreements. We are trying to remediate these issues with MGI. It is not known how long this process will take. We have remitted an additional refundable $10,000 as a show of good faith that we are committed to moving forward with the license agreement.
     In consideration for the license and in addition to the deposits, assuming the patent issues are resolved and the Company accepts the technology, the Company will be required to pay MGI a royalty fee of fifteen percent (15%) on the net sales of the MyHPV Chip Kit, until such time as royalty fee payments reach a total of seven hundred and fifty thousand dollars ($750,000). Once the Company has paid MGI the seven hundred and fifty thousand dollar ($750,000) minimum threshold royalty fee payments, the royalty fee will decrease to seven and one half percent of the net sales of the MyHPV Chip Kit for the remainder of the term. The payment of royalty fees on the net sales shall be payable within thirty days of the end of each calendar quarter.
The MyHPV Chip Kit
     The MyHPV Chip Kit was approved as a diagnostic reagent for use in Korea by the Korean Food and Drug Administration (“KFDA”). The test can diagnose HPV infection and each genotype of HPV at the same time. The features of MyHPV Chip Kit include:
•	Diagnosis of cervical cancer;

•	Detection of 24 types of HPV infection and the identity of the specific genotype of HPV infection;

•	Detection of low copy number of HPV infection;

•	Detection of the presence of multiple genotypes of HPV infections within the same sample; and

•	Accurate and prompt results.
Regulatory Approval of the MyHPV Chip Kit
     At the Company’s sole expense, the Company is required to use its reasonable commercial efforts to establish manufacturing capabilities and to obtain regulatory approval as necessary and in accordance with SFDA requirements or appropriate regulatory requirements for manufacturing in China (including Hong Kong), within one year from the closing date of the license. The Company is required to use commercially reasonable efforts to obtain all regulatory market approvals necessary for commercialization of the MyHPV Chip Kit; launch the sales of the MyHPV Chip Kit within one year; and manufacture or have manufactured, market, promote and sell the MyHPV Chip Kit Product throughout the term of the agreement. In Taiwan, Singapore, Malaysia, Thailand, Cambodia and Vietnam, the Company is required to obtain all regulatory market approvals necessary for commercialization of the MyHPV Chip Kit, launch the sales of the MyHPV Chip Kit within two years, and manufacture or have manufactured, market, promote and sell the MyHPV Chip Kit throughout the term of the license agreement. If the Company has not begun selling the MyHPV Chip Kit in above noted territories within the prescribed timelines as specified above due to regulatory delay beyond the Company’s control, and the Company has received MGI’s written acceptance of the regulatory delay, which shall not unreasonably be withheld so long as the Company is making commercially reasonable efforts toward commercialization, the Company shall not be in default of the license agreement.
Limitation on Quantity of DR-70® Antibody
     Although the Company has obtained approval from the USFDA to market the then current formulation of DR-70®, it has been determined that one of the key components of the DR-70®, the Anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. There are currently enough DR-70® test components to perform approximately 1.2 million individual tests (31,000 DR-70® test kits) over the next 12-18 months. Based on our current and anticipated orders, this supply is adequate to fill all orders. The Company now anticipates that it will attempt to locate a substitute Anti-fibrinogen-HRP and perform additional quality assurance testing in order to create a significant supply of the current version of the DR-70® test kits.
     Part of our research and development efforts through 2010 will include the testing and development of an enhanced and improved version of the DR-70® test kit. Pilot studies show that the new version could be superior to the current version. We are currently in negotiations with a third party to take the lead on necessary clinical studies. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.
Current Economic and Market Environment
     We operate in a challenging economic and regulatory environment that has undergone significant changes in both technology and in patterns of global trade. Our goal is to build a broad-based international pharmaceutical enterprise while expanding our Goodnak and Nalefen product lines.
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
     We believe the acquisition of JPI has enabled us to:
•	gain access to what we believe to be the fastest growing pharmaceutical and consumer market in the world, China;

•	platform to in-license North American drugs for manufacture and sale in China and throughout Asia;

•	expand DR-70®,and MyHPV Chip Kit clinical trials, sales, and marketing into China and Asia; and

•	create new opportunities for cancer related product development in China.
Research and Development
     In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired.
We expect research and development expenditures to increase during the remainder of 2008 due to:
•	Additional expenditures for research and development is needed in China for SFDA approval of DR-70® and the need for clinical trials in China for SFDA approval of DR-70®, and

•	The need for research and development for an updated version of the DR-70® test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval, and

•	Research and development for manufacturing the MyHPV Chip Kit
     During the nine months ended September 30, 2008, we spent $100,779 on research and development related to DR-70® and MyHPV Chip Kit compared to $15,534 for the same period in 2007. During the fourth quarter of 2008, we expect to incur significant expenditures for research and development for approval of DR-70® by the SFDA, additional research necessary for the reformulated version of the DR-70® test kit in the US and research and development needed for the furtherance of the MyHPV Chip Kit. We also expect to make an application to the American Medical Association for a Current Procedural Terminology (“CPT”) code for DR-70® in order to be in a position for patients to receive insurance and Medicare reimbursement for expenditures on DR-70® tests.
Liquidity and Capital Resources
     Total assets increased $7,066,937 to $39,934,115 as of September 30, 2008 from $32,867,178 as of December 31, 2007. This increase was due primarily to increases in accounts receivable, property and equipment, deposits for acquisition of plant assets, production rights, and a related party receivable, offset by a decrease in cash and prepaids. In addition, total assets increased due to currency fluctuations.
     Our total liabilities decreased $403,215 to $6,742,450 as of September 30, 2008 from $7,145,665 as of December 31, 2007. The primary reason for the decrease is a result of a reduction in notes payable to the bank in China which was partially offset by an increase in accounts payable and accrued expenses.
     As of September 30, 2008, the Company repaid approximately $2,282,145 of mature loans to the bank. JPI is currently in negotiations with several China based banks in order to gain a comprehensive credit facility for up to RMB 68.5 million (approximately $10 million). A portion and/or all of this credit facility is anticipated to be completed by the end of the first quarter of 2009.
     Funds from a new credit facility, when and if obtained, will be used to fund additional working capital requirements necessary for continued growth, clinical trials necessary for SFDA approval for DR-70® and the

MyHPV Chip Kit, expansion of the existing plant for the production of Dosataxal, repayment of outstanding long term notes, equipment and improvements to production lines at YYB and JJB and the purchase of additional pharmaceutical licenses.
     At September 30, 2008, the Company has a receivable of $451,038, representing principal and accrued interest relating to a $644,426 note issued by Kangda, the former owner of JJB. The receivable relates to taxes resulting from the Company’s 2006 acquisition of JPI that are the responsibility of the seller. JJB made the payments on behalf of Kangda. The note bears interest at the rate of 6% per annum, and provides for the repayment of amounts due in three equal monthly installments, starting in September 2008, with interest payable in the last installment. The note is guaranteed by three employee/shareholders and secured by shares of common stock that they control. As of September 30, 2008, $204,292 of the total amount owed was repaid.
     From January 1, 2008 to September 30, 2008, our cash and cash equivalents decreased by $2,800,422 or 45%, primarily due to working capital requirements of JPI, investments in our Chinese manufacturing facilities, reduction of notes payable to the Chinese bank and general and administrative expenses incurred by AMDL. This decrease is net of the effect of financing activities, including net proceeds from a convertible debt offering of $2,125,692. Cash usage continues to exceed cash generation. As of November 3, 2008, cash on hand in U.S. bank accounts was approximately $1,043,000 and additional cash is held in the accounts of JPI and subsidiaries of approximately $1,300,000. Cash is being depleted from U.S. operations at the rate of approximately $450,000 per month. The foregoing does not include non-operating extraordinary items. This monthly amount also does not include any expenditures related to further development or attempts to license our CIT technology, as no significant expenditures on the CIT technology are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
     For the nine months ended September 30, 2008, cash used in operations was $2,471,334, compared to $1,918,816 cash used in operations for the same period in 2007. The major components were the net loss of $332,625, increase in accounts receivable of $7,441,698 and inventories of $215,698 offset by non-cash expenses of $738,794 related to the fair value of options granted to employees and directors, $1,551,249 related to common stock, warrants and options issued to consultants for services, an increase of $1,729,009 in accounts payable and accrued expense and $1,102,178 for depreciation and amortization.
     Cash used in investing activities for the nine months ended September 30, 2008 was $1,645,553, compared to $3,287,404 cash used in investing activities for the same period in 2007. The major components were the purchase of property and equipment of $1,374,318 and $635,386 advanced to Kangda offset by a repayment by Kangda of $204,292 and the cash component of a settlement of an advance to Shanghai XianEn of $159,859 for the development of the JPGreen concept that was abandoned in the third quarter of 2008.
     Net cash provided by financing activities for the nine months ended September 30, 2008 was $1, 263,498, compared to $4,843,697 in cash provided by financing activities for the same period in 2007. Net cash used in financing activities for the nine months ended September 30, 2008 primarily consisted of $2,282,145 for payments on notes payable offset by the net proceeds of $2,125,692 from the issuance of convertible debt, $860,421 from the issuance of common stock and proceeds of $559,530 from the exercise of warrants.
     We expect to incur additional capital expenditures at our China and U.S. facilities in the fourth quarter of 2008 in the form of additional equipment in the U.S. for the MyHPV Chip Kit, upgrading our information technology systems and additional manufacturing lines as well as upgrading existing manufacturing lines in China to enable additional products to be manufactured. The capital expenditures in China are necessary to produce newly-licensed products efficiently. It is anticipated that this capital expenditure will be financed by raising additional capital through the sale of our equity securities and internally generated funds. In addition to the capital expenditures, there will be additional expenditures in China for additional direct manufacturing staff, additional working capital and for general and administrative purposes. In addition, the cGMP review process has been completed at JJB and required renovations completed at the facilities. Renovations and recertification is expected to be complete before the end of the fourth quarter of 2008. Due to unexpected delays in the recertification process, we were unable to produce the Goodnak injectable product during the third quarter of 2008. The decrease in revenues due to the inability to manufacture the Goodnak injectable product was replaced by sales of the Goodnak cream and lotion line of products.
     We expect to expend an additional $190,000 in 2008 in initial licensing fees under the MyGene HPV Test Kit license agreement and will be obligated to pay royalties for MyHPV Chip Kit sales in the future.

     We have initiated the implementation of an Enterprise Reporting System (ERP), the initial phase of which will network the financial reporting process between JJB, YYB, JPI and AMDL. The installation of such software occurred in the second quarter of 2008. During the implementation phase of the project, we identified several areas of the software program which needed to be modified for our domestic and international reporting requirements and are working with the vendor to customize these areas. We anticipate this customization to be complete and tested in the first quarter of 2009. We have incurred approximately $160,000 on the ERP as of September 30, 2008. The total projected cost of the ERP is estimated to be $300,000. We anticipate this system will provide the Company’s management with far greater oversight of JPI’s operations in China, which is expected to improve the Company’s ability to report its results on a timely basis.
     The Company is working diligently on various financing activities that, if completed, will significantly improve the cash positions of both JPI and the Company. See “Going Concern”, below, for a discussion of our financing plans.
Going Concern
     Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net loss of $332,625 and $3,266,603 during the nine months ended September 30, 2008 and 2007, respectively, and we had an accumulated deficit of $37,219,522 at September 30, 2008. On November 3, 2008, we had cash on hand of approximately $1,043,000 in U.S. bank accounts and additional cash in the accounts of JPI and subsidiaries of approximately $1,300,000. Cash is being depleted from U.S. operations at the rate of approximately $450,000 per month, although JPI and its subsidiaries are cash flow positive and profitable. The forgoing does not include non-operating extraordinary items.
     We are working diligently on various financing activities, including raising additional equity or debt financing both in the U.S. and in China. There can be no assurance that these financing activities will close or, if closed what the amount or timing thereof will be. Yet, assuming (i) we are unable to complete our anticipated financing activities, (ii) the current level of revenue from the sale of DR-70® kits does not increase in the near future, (iii) JPI does not generate sufficient cash to meet or exceed its cash requirements, (iv) JPI does not repatriate any cash back to U.S. operations, and (v) no outstanding warrants are exercised, then the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses only through January 2009.
     Despite the Company’s highly optimistic expectations for the expanded success of its business, there are significant uncertainties that negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70® kits, (ii) limitations in the existing quantities of components necessary to produce DR-70® (iii) the early stage of development of our CIT technology and MyHPV Chip Kit and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate CIT product and the subsequent marketing of such product, and (iv) the absence of any commitments or firm orders from our distributors. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited sales to date for DR-70®, the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. There is no assurance we will be able to generate sufficient revenues or sell any of our equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. In addition, if either AcuVector and/or the University of Alberta are successful in their claims against us, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
     Our near and long-term operating strategies focus on (i) commercializing and selling the recently USFDA approved DR-70® cancer diagnostic test kit in various markets, including the United States, (ii) conducting clinical trials and obtaining an additional USFDA approval for an enhanced and reformulated version of the DR-70® test kit, (iii) obtaining China’s SFDA approval for DR-70®, (iv) seeking a pharmaceutical partner for our combination immunogene therapy technology, (v) funding the growth of JPI’s new and existing products, and (vi) funding the research and development of new products.
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
     Despite the anticipated completion of one or more financing activities that are expected to be completed in the fourth quarter of 2008 and the first quarter of 2009, these items raise substantial doubt about our ability to continue as a going concern.
     Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and the differences could be material.
     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
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
     Valuation of Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We use its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. We consider the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

•	changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	ability to maintain Good Manufacturing Process (“GMP”) certifications in the U.S. (“GMP”) and in China (“cGMP”).
     If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management will perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, we believe that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2008. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our technologies and prevent future long-lived asset impairment.
Revenue Recognition. We generate revenues primarily from wholesale sales of over-the-counter and prescription pharmaceuticals and cosmetic products.
Wholesale Sales. Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, provided the criteria in the Security and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, (as amended by SAB No. 104) are met.
     In conjunction with the launch of the Company’s Goodnak facial creams, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with the Emerging Issues Task Force (“EITF”) EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts have been netted against revenue in the accompanying condensed consolidated statements of operations. Accounts receivable have also been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

     Any provision for sales promotion discounts and estimated returns are accounted for in the period the related sales are recorded. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.
     In accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), JPI’s revenues are reported net of value added taxes (“VAT”) collected.
Direct Distribution. On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai Jiezheng (formerly known as “Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are owned by independent third parties who sell JJB’s products at retail to consumers. Shanghai Jiezheng and JPI collaborated with the owners in re-branding the retail stores as JPGreen Health and Beauty Clinics.
     During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. For the nine months ended September 30, 2008 and 2007, the Company recorded $128,629 and $39,084, respectively, of the up-front fees received as revenues.
     To facilitate the development of the JP Green stores that were expected to be owned and operated by the Company, JJB made advances of $594,895 to Shanghai XiangEn. Funds advanced were intended primarily to purchase equipment needed to establish the retail stores. However, in the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company has decided to pursue a strategy of retail distribution through independent, non-branded stores. In July 2008, Shanghai Jiezheng repaid the Company approximately $146,000 and turned over equipment that had been purchased in anticipation of the expansion, in full settlement of the advances. The equipment, valued at $472,451 was placed in customer store locations to promote sales of the Company’s products.
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
     Litigation. We account for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Under SFAS 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.
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
     We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18 (“EITF 00-18”), Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
     In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our condensed consolidated balance sheets.
     We account for equity awards issued to employees in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) . SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.
     Derivative Financial Instruments. We apply the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivatives within the scope of SFAS 133 must be recorded on the balance sheet at fair value. We issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at September 30, 2008.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Net Revenues. During the three months ended September 30, 2008, our aggregate net revenues from product sales increased 59.5% to $9,202,638 from $5,769,292 for the same period in 2007, and our aggregate net revenues from the amortization of up-front fees was $43,777 as compared to $39,084 for the same period in 2007.
Corporate
Net revenues for AMDL-Corporate were $30,906 for the three months ended September 30, 2008, compared to $33,100 for the same period in 2007. This decrease is due to decreased orders for the DR-70® test kits and OEM products, notwithstanding the fact that in July 2008, the USFDA granted the Company clearance to market the DR-70® test kit for monitoring colorectal cancer. The Company is evaluating various alternative marketing strategies including licensing agreements with large diagnostic enterprises.
     During 2008, we expect sales of OEM products to be at the same level as experienced in 2007. With USFDA approval of DR-70®, we expect sales to increase in late 2008, but any such increase in sales is not expected to significantly impact our operating results for 2008. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for nine months ended September 30, 2008. Sales in 2008 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.
     We were unable to conduct a marketing program for the DR-70® test kit due to a limited supply of one of the key components of the DR-70® test kit. The Anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 31,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders. An integral part of our research and development through 2010 is the testing and development of an improved version of the DR-70® test kit. Pilot studies show that the new version could be superior to the current version. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.

China-Wholesale
     China-Wholesale’s net revenues were $9,171,732 for the three months ended September 30, 2008, compared to $5,736,192 for the same period in 2007. The 59.9% increase is primarily due to the continuing demand for pharmaceutical products in China, new distribution agreements, introduction of the expanded line of Goodnak products and expansion into new regions.
     JJB’s net revenues increased 65.6% to $8,162,078 for the three months ended September 30, 2008, as compared to $4,928,298 for the same period in 2007. This increase was primarily due to increased sales of the pharmaceutical products listed below:
•	Human Placental Tissue Extract Lotion

•	Domperidone Tablet

•	50% NACL G.S.

•	Compound Benzoic Acid and Camphor Solution

•	Levofloxacin Hydrochloride Injection
     YYB’s net revenues increased 29.5% to $1,009,654 for the three months ended September 30, 2008, as compared to $779,544 for the same period in 2007, due to the increase in demand for medical products in China as well as expansion into new regions.
     JPI had $0 revenues for the three months ended September 30, 2008, as compared to $28,350 from product sales for the same period in 2007.
     Results for the three months ended September 30, 2008 were lower than our expectations due to the following:
•	Delays in shipments of Goodnak injectable products due to the lack of cGMP certification on the JJB’s small injectable line. All renovations have been made and it is anticipated recertification will be obtained in the fourth quarter of 2008.

•	JJB entered into a distribution agreement with several distribution companies to open new distribution lines. In order to support this effort, the distribution agreements include an allowance for the promotion and marketing of new Goodnak/Nalefen line of skin care lotions. This allowance is based on reaching a monthly sales target and is 400,000 RMB (approximately $58,400) for every 1,000,000RMB (approximately $146,000) of products ordered. This allowance is necessary as the Goodnak/Nalefen line is a new product. Cash flow was adversely affected because JJB granted payment terms of 120 days to the distributors.
China-Direct Distribution
     We received $314,762 in up-front fees from sub-operators of the retail stores. We deferred recognition of these fees until opening of these stores, and are currently recognizing the fees over the two year period of the operating agreement. Net revenue for the three months ended September 30, 2008 was $43,777 as compared $39,084 for the same period in 2007, related to amortization of upfront fees. See “Operations of Jade Pharmaceutical Inc.”, above for a discussion of the current status of the China-Direct Distribution operation.

     Gross Profit. Our gross profit for the three months ended September 30, 2008 increased 35.6% to $4,855,842, as compared to $3,581,684 for the same period in 2007. Our Chinese operations contributed $4,833,670 to our gross profit for the three months ended September 30, 2008, compared to $3,557,888 for the same period in 2007.
Corporate
     AMDL’s gross profit decreased a nominal amount to $22,172 for the three months ended September 30, 2008 from $23,795 for the same period in 2007, due to a reduction in orders for the DR-70® kit and OEM products in the second quarter of 2008.
China-Wholesale
     China-Wholesale’s gross profit was $4,789,893 for the three months ended September 30, 2008, a 36.1% increase over the $3,518,805 gross profit for same period in 2007. This increase can be attributed to increased sales, a change in product mix, and reduced manufacturing overhead due to economies of scales resulting from the increase in sales. The change in product mix was principally due to the increased production and sales of Human Placenta Tissue Extract Lotion and Domperidone tablets with approximate profit margins of 75% and 71%, respectively.
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
     Management anticipates gross profit margins for China-Wholesale to remain at about the same level for the remainder of the year ending December 31, 2008, as was experienced for the year ended December 31, 2007. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2007 especially as the product sales mix changes. Gross profit could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
China-Direct Distribution
     China-Direct Distribution’s gross profit for the three months ended September 30, 2008 was approximately $43,777, as compared to $39,084 for the same period in 2007 as there were no retail operations in the same period in 2007.
     Research and Development. Our research and development expense for the three months ended September 30, 2008 was $35,032, compared to $2,407 for the same period in 2007.
Corporate
     All research and development costs incurred during the three months ended September 30, 2008 were incurred by AMDL-Corporate. These costs comprised of funding the necessary research and development of the DR-70® test kit for the USFDA.
China-Wholesale and China-Direct Distribution
     Prior to the purchase of a product license, the product must have approval from the SFDA for manufacture. Therefore, substantially all research and development costs are incurred by the licensor.
     An increase in research and development costs is anticipated for the fourth quarter of 2008. Beginning in June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® is registered and approved for marketing and export.

JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be.
     Selling, General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2008 decreased 17.0% to $2,565,233, as compared to $3,090,059, for the same period in 2007.
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
Corporate
     AMDL-Corporate incurred general and administrative expenses of $2,150,894 for the three months ended September 30, 2008, as compared to $2,004,594 in the same period in 2007. The primarily categories are fees paid for accounting and legal services, payroll and payroll related expenses, investor relations and general and administrative expenses. Also included in general and administrative expenses were non-cash expenses incurred during the three months ended September 30, 2008 of approximately $434,496 for common stock, warrants and options issued to consultants for services.
China-Wholesale
     China-Wholesale incurred general and administrative expenses of $414,339 for the three months ended September 30, 2008, as compared to $1,085,465 for the same period in 2007. Major components were advertising, payroll and related taxes, meals and entertainment and insurance. Selling, general and administrative expenses decreased 61.8% in the three months ended September 30, 2008 when compared to the same period in 2007. The decrease was primarily related to a decrease in advertising expense, as the Company relied primarily on its distributors to advertise the Nalefen Skin Care Lotion line, providing promotional discounts to distributors to allow for such activities.
China-Direct Distribution
     China-Direct Distribution did not incur any selling, general and administrative expenses during the three months ended September 30, 2008 and 2007. See “Operations of Jade Pharmaceutical Inc.”, above, for a discussion of the current status of the China-Direct Distribution operation.
Nine Months Ended September 30, 2008 Compared to Nine Months September 30, 2007
     Net Revenues. During the nine months ended September 30, 2008, our aggregate revenues from product sales increased 93.0% to $18,614,993 from $9,646,056 for the same period in 2007, and our aggregate revenues from the amortization of up-front fees was $128,629 as compared to $39,084 for the same period in 2007.
Corporate
     Net revenues for AMDL-Corporate were $66,568 for the nine months ended September 30, 2008, compared to $93,700 for the same period in 2007. This 29.0% decrease is due to decreased orders for the DR-70® test kits and OEM products.
     The continued low level of DR-70® and OEM product sales is disappointing to our management. Our existing distributors have not been effective and no new distributors were engaged in the nine months ended September 30, 2008.
     Market acceptance of our DR-70® kits has been slower than originally anticipated, in part, because up to July 2008 the DR-70® kit had not yet received USFDA approval and, consequently, all sales were made outside the United States. In addition, we have not concluded any material new distribution agreements for the nine months ended September 30, 2008.

     On July 7, the USFDA issued a letter of substantial equivalence to an existing predicate device and granted clearance to market DR-70® as a safe and effective blood test for monitoring patients who have been previously diagnosed with colorectal cancer. This action by the USFDA enables us to explore several marketing strategies which include licensing agreements with larger pharmaceutical companies with established distribution networks.
     With the approval by the USFDA, we expect sales of DR-70® to increase in the fourth quarter of 2008, but any such increase in sales is not expected to significantly impact our operating results for 2008. The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for nine months ended September 30, 2008. Sales in 2008 could also be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.
     We were unable to conduct a marketing program for the DR-70® test kit due to a limited supply of one of the key components of the DR-70® test kit. The Anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 31,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders. An integral part of our research and development efforts through 2010 is the testing and development of an improved version of the DR-70® test kit. Pilot studies show that the new version could be superior to the current version. It is anticipated that this version will be submitted for approval to the USFDA in the latter half of 2010.
China-Wholesale
     China-Wholesale’s net revenues were $18,419,796 for the nine months ended September 30, 2008, compared to $9,513,272 for the same period in 2007. The 93.6% increase is primarily due to the continuing demand for pharmaceutical products in China, new distribution agreements and expansion into new regions.
     JJB’s net revenues increased 104.0% to $15,860,949 for the nine months ended September 30, 2008, as compared to $7,775,803 for the same period in 2007. This was primarily due to the introduction of the seven new pharmaceutical products listed below:
•	Human Placental Histosolution (Goodnak)

•	Levofloxacin Lactate and Sodium Chloride Injection

•	50% NACL G.S.

•	Metronidazole Injection

•	Levofloxacin Hydrochloride Injection

•	Ondansetron Hydrochloride Injection

•	Domperidone Tablets
     YYB’s net revenues increased 66.3% to $2,558,847 for the nine months ended September 30, 2008, as compared to $1,538,931, for the same period in 2007, due to the increase in demand for medical products in China as well as expansion into new regions.
     JPI had net revenues of $0 from product sales in the nine months ended September 30, 2008 , as compared to $198,538 for the same period in 2007.

     China-Wholesale’s top five selling products for the nine months ended September 30, 2008 were:

Percent of
Total
China-Wholesale
Name	Sales
Human Placenta Tissue Extract Lotion	41.2%
Domperidone Tablet	32.1%
Diavitamin, Calcium and Lysine Tablets	6.9%
Levofloxacin Lactate and Sodium Chloride Injection	4.8%
Compound Benzoic Acid and Camphor Solutions	4.0%

89.0%

     Currently, sales are distributed geographically as follows:

Geographic
Location - China
Southeastern	24%
Eastern	15%
Central	40%
Northeastern	20%
Southwestern	1%
     JPI’s/ China-Wholesale’s goal is to expand its distribution network into 36 key Chinese cities within the near future.
China-Direct Distribution
     We received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. We deferred recognition of these fees until opening of these stores and are currently recognizing the fees over the two year period of the operating agreement. Net revenue for the nine months ended September 30, 2008 was $128,629 as compared to $39,084 for the same period in 2007 related to amortization of upfront fees. See “Operations of Jade Pharmaceutical Inc.,” above, for a discussion of the current status of the China-Direct Distribution operation.
     Gross Profit. Our gross profit for the nine months ended September 30, 2008 increased 74.6% to $9,530,676, compared to $5,460,005 for the same period in 2007. Our Chinese operations contributed $9,481,875 to our gross profit for the nine months ended September 30, 2008, compared to $5,383,583 for the same period in 2007.
Corporate
AMDL’s gross profit decreased 36.1% to $48,801 for the nine months ended September 30, 2008 from $76,422 for the same period in 2007, due to a reduction in orders for the DR-70® kit and OEM products.
China-Wholesale
     China-Wholesale’s gross profit was $9,353,246 for the nine months ended September 30, 2008, a 75.0% increase over the $5,344,500 gross profit for same period in 2007. This increase can be attributed to increased sales, a change in product mix and reduced manufacturing overhead due to economies of scales resulting from the increase in sales. The change in product mix was principally due to the increased production and sales of Human Placenta Tissue Extract Lotion and Domperidone Tablets with approximate profit margins of 75% and 71%, respectively.
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
     Management anticipates gross profit margins for China-Wholesale to remain at about the same level for the year ending December 31, 2008 as was experienced for the year ended December 31, 2007. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2007 especially as the product sales mix changes. Gross profit could also be negatively impacted by potential competing products and overall market acceptance of the Company’s products.
China-Direct Distribution
     China-Direct Distribution’s gross profit for the nine months ended September 30, 2008 was approximately $128,629, as compared to $39,084 for the same period in 2007. See “Operations of Jade Pharmaceutical Inc.,” above, for a discussion of the current status of the China-Direct Distribution operation.
     Research and Development. Our research and development expense for the nine months ended September 30, 2008 was $100,779, compared to $15,534 during the same period in 2007. The increase is attributable to expenditures related to obtaining USFDA approval of the DR-70® test kit.
Corporate
     All research and development costs incurred during the nine months ended September 30, 2008 were incurred by AMDL-Corporate. These costs comprised of funding the necessary research and development of the DR-70® test kit for the USFDA.
China-Wholesale and China-Direct Distribution
     Prior to the purchase of a product license, the product must have approval from the SFDA for manufacture. Therefore, substantially all research and development costs are incurred by the licensor.
     An increase in research and development costs are anticipated for the fourth quarter of 2008. Beginning in June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of DR-70® or the MyHPV Chip Kit without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where DR-70® or the MyHPV Chip Kit is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but there can be no assurances that JPI will obtain approval for DR-70® or what the timing thereof may be. In addition, additional research and development will be conducted in the US regaring DR-70®.
     Selling, General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2008 was $8,279,758 as compared to $8,330,604 for the same period in 2007. The decrease in expense is primarily a result of decreased advertising expense for China-Wholesale.
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
Corporate
     AMDL-Corporate incurred general and administrative expenses of $6,906,625 for the nine months ended September 30, 2008, as compared to $6,161,612 for the same period in 2007 primarily consisting of an increase of $403,000 in accounting fees, $197,000 in legal fees, general administrative expenses of $293,000 and $378,000 in payroll and payroll taxes offset by a decrease of $186,000 in investor relations, $245,000 in director’s fees and $95,000 in general consulting expense. Also included in general and administrative expenses were non-cash expenses incurred during the nine months ended September 30, 2008 of approximately $1,551,249 for common stock, warrants and options issued to consultants for services. The increase in general and administrative expense is attributable to a significant increase in business activities in China, including corporate governance functions.

China-Wholesale
     China-Wholesale incurred general and administrative expenses of $1,373,133 for the nine months ended September 30, 2008, as compared to $2,168,992 for the same period in 2007. Major components were advertising, payroll and related taxes, meals and entertainment and insurance. Selling, general and administrative expenses decreased 36.7% in the nine months ended September 30, 2008 when compared to the same period in 2007. The decrease was primarily related to a decrease in advertising expense, as the Company relied primarily on its distributors to advertise the Nalefen Skin Care Lotion line, providing promotional discounts to distributors to allow for such activities.
China-Direct Distribution
     China-Direct Distribution did not incur any selling, general and administrative expenses during the nine months ended September 30, 2008. See “Operations of Jade Pharmaceutical Inc.,” above, for a discussion of the current status of the China-Direct Distribution operation.
     Other Income and Expense. Our interest and other income (expense), net for the nine months ended September 30, 2008 was expense of $56,052, compared to income of $3,729 for the same period in 2007. The loss for the nine month ended September 30, 2008 was primarily due to exchange losses resulting from Hong Kong dollar denominated transactions with Jade. Interest expense was $272,926 for the nine months ended September 30, 2008, compared to $276,045 for the same period in 2007.
Corporate.
     All AMDL-Corporate interest income represents interest paid on deposits held at financial institutions. Interest income decreased to $2,083 for the nine months ended September 30, 2008, compared to $7,569 to for the same period in 2007, due to the significantly lower average cash balances maintained by us.
     Interest expense for the nine months ended September 30, 2008 was $18,012, as compared to $0 for the same period in 2007.
China-Wholesale
     China-Wholesale incurred interest expense of $254,914 for the nine months ended September 30, 2008, compared to $276,045 for the same period in 2007. These expenses represent interest paid to financial institutions in connection with debt obligations.
     Income (Loss) from Operations and Net Income (Loss). As a result of the factors described above, our consolidated income from operations was $1,569,138 or $0.09 per share on a fully diluted basis, and $383,108, or $0.03 per share on a fully diluted basis, for the three months ended September 30, 2008 and 2007 respectively. Our consolidated net loss for the nine months ended September 30, 2008 was $332,625 or ($0.02) per share, compared to a consolidated net loss of $3,266,603 or ($0.29) per share for the same period in 2007.
     The decrease in loss from operations was due to an increase in gross profit at JPI attributable to the change in product mix and efficiencies due to increased sales. The decrease in net loss during the nine months ended September 30, 2008 as compared to the same quarter in 2007 was due to the above factors offset by an increase in other expense and provision for income taxes. The increase in income tax expense is a result of the application of a 50% tax waiver at JJB in 2008, compared to a 100% waiver in 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures subject to the limitations described in Form 10-K/A, were not effective at the reasonable assurance level during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
     In the course of continuing our review of the effectiveness of our internal controls over financial reporting at September 30, 2008, we identified the following issues that individually or in the aggregate may materially affect our internal controls over financial reporting:
•	We entered into a transaction in which our subsidiary advanced funds to a related party without preparing legal documentation to evidence amounts advanced.

•	We do not have adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.

•	A lack of clear policy regarding delegated authority has contributed to a lapse in oversight regarding such transactions.

•	We do not have adequate procedures in place to detect related party transactions which give rise to conflicts of interest.
     The Company has and/or intends to implement the following remediation plans:
•	We corrected the lack of proper legal documentation evidencing amounts advanced in the first quarter of 2008 by obtaining a promissory note from the counterparty.

•	We are in the process of developing written policies and procedures regarding delegation of authority and ensure that all employees are aware of these policies.

•	We are in the process of developing procedures to allow for scrutiny of related party transactions by uninterested members of management or the board of directors, as appropriate. Initial steps in that regard include the preparation of account analysis and transaction review in China by an outsourced accounting service, reporting to the Chief Financial Officer, and increased third-party language translation services.

•	We will develop an internal audit function with direct reporting responsibility to the board of directors.

•	We have enhanced the capabilities of our financial control function and reporting mechanisms, via the outsourcing noted previously, and will continue to improve these capabilities through the implementation of integrated accounting software that includes automatic language translation capabilities.
     For additional information regarding the material weakness identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K/A that we filed with the SEC on April 14, 2008.
     Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting.
     Except as set forth above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to our Financial Position
We may not be able to continue to operate our business if we are unable to attract additional operating capital.
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
     As of September 30, 2008, we had warrants outstanding that are currently exercisable for up to an aggregate of 4,682,987 shares of our common stock at a weighted-average exercise price of $4.06 per share. Included within that amount are (i) warrants issued to brokers to purchase a total of 209,167 shares which were issued at an exercise price of $2.69 as a result of our convertible debt issuance in September 2008, (ii) warrants to purchase a total of 1,204,505 shares (including broker warrants) which were issued at an average exercise price of $4.74 per share in our December 2007 private placement, (iii) an additional 161,813 warrants were issued in February 2008 in connection with the second closing of that private placement in March, (iv) warrants to purchase a total of 1,199,382 shares at an average exercise price of $3.68 per share which were issued in connection with private placements that closed in April and May of 2007, and (v) warrants to purchase a total of 1,908,120 shares which were issued at an average exercise price of $3.95 per share in other private placements or compensation arrangements, substantially prior to 2007. In addition, any future equity financing may involve substantial dilution to our stockholders.
     At November 3, 2008, the Company had cash on hand of approximately $1,043,000 in U.S. bank accounts and additional cash in the accounts of JPI and subsidiaries of approximately $1,300,000. Cash is being depleted from operations in the U.S. at the rate of approximately $450,000 per month. The foregoing burn rate does not include non-operating extraordinary items, including payments to pursue drug and test kit product licenses. We are working diligently on various financing activities, including negotiating additional equity or debt financing both in the U.S. and in China. There can be no assurance that these financing activities will close or, if closed what the amount or timing thereof will be. Yet, assuming (i) we are unable to complete our anticipated financing activities, (ii) JPI does not generate sufficient cash to meet or exceed its cash requirements, (iii) JPI does not repatriate any cash back to U.S. operations, and (iv) no outstanding warrants are exercised, then the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses through January 2009.
Our independent registered public accounting firm has included a going concern paragraph in their report on our financial statements.
     While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements for the year ended December 31, 2007, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our cash used in operations, our accumulated deficit and continuing net losses. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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
Risks Related to our Foreign Operations
Our operations in China involve significant risk.
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
     The management of JJB was notified by the Chinese Military Department of its intent to annex two of the three JJB’s plants located in Shangrao which are adjacent to a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions, i.e. those administered by injection, infusion or implantation. Although the military’s interest appears to be waning, management has lodged claims against surrendering the plant to the Chinese Military Department, but has not received a response as of yet. If such annexation were to occur, the expectation is that JJB will be compensated fairly for the facility, although JJB will have to spend significant time and resources finding another location and restarting those operations. In addition, a new location will likely need to obtain cGMP certification. Management has indicated that, based upon oral communications with the Chinese military authorities in Shangrao, it is unlikely that any decision will be made by them before early 2009.
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
Risks Related to the Distribution of our Products
Our current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.
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
Sales of our products may be limited if reimbursement is not available from health care insurers, the government and other payers.
     Our ability to commercialize our current IV diagnostic products and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payers, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payers. We are currently seeking U.S., Korean and Taiwanese reimbursement for our DR-70®. In the future, we plan to also seek reimbursability in China and other Asian countries for both of our IV diagnostic products. We cannot assure you that we will obtain reimbursability or that third-party payers will pay for such products or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. If government and private payers do not cover our products or do not reimburse for use of our products at adequate reimbursement levels, our products may fail to achieve market acceptance and our results of operations may be materially adversely affected.
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

Risks Related to Our Product Development and Intellectual Property
Limited product development activities; our product development efforts may not result in commercial products.
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
     Our cash position as of November 3, 2008 of approximately $1,043,000 and approximately $1,300,000 in China is not sufficient to conduct significant clinical trials for DR-70® or to market our products internationally by ourselves. With or without additional financing (or cash generated from our pharmaceutical operations in China), we will likely engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed.
It is difficult and costly to protect our intellectual property and proprietary rights, and we may not be able to ensure their protection.
     The commercial success of our proprietary products depends in part on obtaining and maintaining patent protection and trade secret protection of these assets, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon to the extent which we have rights under valid and enforceable patents or trade secrets with respect thereto. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which the controlling legal issues and principles remain unresolved. Within the United States, there is no consistent policy regarding the breadth of claims allowed under pharmaceutical patents. The pharmaceutical patent situation around the world is even less clear. Changes in either the patent laws or the interpretations of patent laws in the United States and in foreign countries may diminish the value of our patents and intellectual property. Further, if any patents we have or obtain in the future or any licenses that we have are deemed invalid and unenforceable, it could limit commercialization of our products and impact our future results of operations.

     Trade secrets are difficult to protect. We use reasonable efforts to protect our trade secrets, but our employees, consultants and other advisors may unintentionally or willfully disclose our information to competitors or future competitors. The costs of enforcing claims against third parties for obtaining and using our trade secrets is expensive, time consuming and the outcome is always unpredictable.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
     Litigation to protect patent and other intellectual property is expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in such litigation. Even if our proprietary rights or patents are upheld, courts may be reluctant to refuse or stop the other parties’ activities on the ground that such activity does not infringe on our patent rights. Recent U.S. Supreme Court decisions have modified some tests used by the U.S. Patent Office in granting patents which may decrease the likelihood that we may be able to obtain additional patents and increase the likelihood of challenge of any patents we now have, obtain in the future, or licenses for third party technology we acquire.
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
Risks Related to Managing Growth
We may experience difficulties in managing our significant continuing growth in China.
     Our sales have grown significantly for the last two years and we expect that sales will continue to increase as new products are developed and distribution arrangements are made for their sale in China and elsewhere. Our research and development activities, the conduct of clinical trials and development of sales and marketing programs will require additional personnel and resources. We expect to hire additional employees and management personnel to support our future growth. To effectively manage growth in our operations we will need to continue to add additional operational, financial and management controls, as well as reporting systems and procedures in China. If we are unable to successfully manage this growth, our business may be adversely affected.
We may not be able to manage our business effectively if we are unable to attract and retain key management personnel.
     To support our expanding operations, we will need to attract and retain qualified management, finance, scientific and administrative personnel. There is significant competition for qualified personnel among biotechnology, pharmaceutical and other technology businesses both in Southern California and China. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints on our operations and objectives, as well as on our ability to raise additional capital.
Risks Related to Our Stock
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
     Our management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. During its evaluation, our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Part I Item 4 of this report and Item 9 Part II of our Annual Report on Form 10-K, as amended on Form 10-K/A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.
     We are taking steps to remediate our material weaknesses, as described in Part I Item 4 of this report and Item 9 Part II of our Annual Report on Form 10-K, as amended on Form 10-K/A. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
     Notwithstanding the deficiencies in our internal control over financial reporting, our management has concluded that the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 fairly present in all material respects our financial condition, results in operations and cash flows for the nine months ended September 30, 2008 in conformity with accounting principles generally accepted in the U.S.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 15, 2008 we conducted the closing of a combined private offering of 10% Convertible Notes (the “Note Offering”) under Regulation D and Regulation S of $2,510,000 of 10% Convertible Promissory Notes (the “Noters), maturing at the earlier of: (i) twelve months from the completion of the closing of a registered follow on public offering (as defined below) of our common stock, par value $.001 per share (“Public Offering”), or (ii) twenty-four months after issuance of the Notes (the “Maturity Date”). For purposes thereof, “Public Offering” shall mean a qualified equity offering of not less than $25 million in gross proceeds. The Notes bear interest at the annual rate of ten percent (10%) which shall accrue and be payable on the Maturity Date. If all of the principal amount of the Note has not been voluntarily converted by the holder or a Public Offering causing a mandatory conversion shall not have occurred prior to the Maturity Date, the note holder shall receive additional interest (“Bonus Interest”) equal to fifty percent (50%) of the remaining principal amount of the Note on the Maturity Date. Any unpaid Bonus Interest shall accrue interest thereafter at the rate of ten percent (10%) per annum thereon until paid.
The holders of the Notes have the right to convert the entire principal and accrued interest of the Notes into the common stock of the Company at any time prior to the Maturity Date, provided that a conversion price has been fixed in accordance with the terms of the Notes. The conversion price shall be at a fifty percent (50%) discount to: (i) the closing price of the Company’s common stock on the closing of the Public Offering, or (ii) if there is no Public Offering within six months from the date of receipt of approval to issue the Notes by the American Stock Exchange (“AMEX”), then at the closing price of the Company’s common stock on February 15, 2009; provided, however, in no event shall the conversion price be less than $1.20 per share.
Upon conversion of the Notes into common stock of the Company, the Company shall issue warrants to purchase common stock (“Investor Warrants”) to the converting Investors in the amount equal to fifty percent (50%) of the number of shares of common stock into which the Notes were converted. These Investor Warrants have a term of five (5) years from the date of issuance and shall be exercisable at a price equal to 120% of the closing price of the Company’s common stock on the date of conversion; provided, however, in no event shall the exercise price of the Investor Warrants be less than 120% of the five day VWAP of the Company’s common stock on the closing date of the Note Offering.
In connection with the offer and sale of the Notes in the Note Offering, we relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Regulation D, Rule 506 promulgated thereunder. We believe that all of the purchasers of Notes are “accredited investors”, as such term is defined in Rule 501 (a) under the Securities Act.

In connection with the sale of Notes in the Note Offering, we utilized the services of Jesup & Lamont Securities Corporation and Dawson James Securities, Inc., FINRA (NASD) member broker dealers the (“Placement Agents”). For their services, the Placement Agents received commissions of 10% of the amount of the notes and the Placement Agents received an aggregate of $313,750 (2.5%) as due diligence and non-accountable expenses. The Placement Agents and their assigns received five year warrants (“Placement Agent Warrants”) to purchase up to a maximum aggregate of 209,167 shares of the Company’s common stock, which number will be reduced (when the conversion price of the Notes is determined) to the extent that the conversion price of the Notes exceeds the floor price of $1.20. The exercise price of the Placement Agent Warrants is $2.69, representing 115% of the five day VWAP of the Company’s common stock up through and including September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of our stockholders held September 26, 2008, the stockholders elected five directors to serve for one year terms or until their successors are duly elected and qualify as follows:

		Shares Withheld
Nominee/Director	Shares for	from Voting
William M. Thompson	8,850,250	1,421,775
Gary L. Dreher(1)	8,846,602	1,425,423
Edward R. Arquilla	8,972,994	1,299,031
Douglas C. MacLellan	8,974,195	1,297,830
Minghui Jia	8,935,697	1,336,328

(1)	Note: Gary L. Dreher resigned as an officer and director effective October 31, 2008.
ITEM 5. OTHER INFORMATION
Effective as of October 31, 2008, our Chief Executive Officer, President and a member of the Board of Directors, Gary L. Dreher resigned. In connection with Mr. Dreher’s retirement, we entered into a Severance Agreement with him, which provides that his compensation as an executive ceased as of the effective date of his retirement. In lieu of the compensation and other terms and benefits provided by his current Employment Agreement, upon his retirement, Mr. Dreher and the Company agreed to enter into certain mutual general releases and related covenants, and to tender to him certain payments. Further, Mr. Dreher will consult for us on an as-requested, mutually agreed basis (not to exceed four hours per month). We agreed to pay him $150,000, following the expiration of a certain seven-day statutory period, and, thereafter, 30 monthly payments of $18,000, commencing January 31, 2009, as well as continuation of certain insurance coverage. We also agreed to allow Mr. Dreher to continue to vest in stock options granted to him and to disregard the expiration of options that would have occurred upon termination of employment. The Severance Agreement contains other terms and conditions standard and customary for the retirement of executive officers.
ITEM 6. EXHIBITS
     (a) Exhibits: See Exhibit Index herein

AMDL, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMDL, INC. (Registrant)
Date: November 14, 2008	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, President and
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Akio Ariura
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