Form 10-K
period 2008-12-31
AMDL INC
filed 2009-04-15
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16695

AMDL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0413161 (IRS Employer Identification No.)
2492 Walnut Avenue, Suite 100 Tustin, California 92780-7039 (Address of principal executive offices)	(714) 505-4460 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	NYSE Alternext US

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of April 10, 2009, 17,383,574 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of our most recently completed second quarter (June 30, 2008) was approximately $39,387,351 (based upon the closing price of the common stock on such date as reported by the NYSE Alternext US Exchange). For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

None.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: regulatory approval for our products; market demand for our products and competition; our dependence on licensees, distributors and management; impact of technological changes on our products; results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

PART I

Item 1.	Business

We are a vertically integrated pharmaceutical company with three distinct business divisions that include: (i) In-Vitro Diagnostics, (ii) China-based Pharmaceutical Manufacturing and Distribution and (iii) Cancer Therapeutics. Collectively, these business units focus on the development, manufacturing, distribution and sales of high quality medical diagnostic products, generic pharmaceuticals, nutritional supplements, and cosmetics in the U.S., China, Korea, Taiwan and other markets throughout the world. We currently employ approximately 500 people, of which 490 are located in China and 10 are located in California at our corporate headquarters. We operate in China through our wholly owned subsidiary, Jade Pharmaceutical Inc. (“JPI”). JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). As described below, we intend to sell the facilities and manufacturing operations of YYB, however, as of the date hereof, we have not entered into a definitive agreement for such a transaction.

JJB operates in two locations, which together total approximately 200,000 square feet of manufacturing facilities in Shangrao, Jiangxi Province, China. YYB is located in Tuman City, Jilin Province, China, and operates a 150,000 square foot facility on approximately 3.45 acres of land.

The China State Food and Drug Administration (“SFDA”) requires that all facilities engaged in the manufacture of pharmaceutical products obtain Good Manufacturing Practices (“GMP”) certification. In February 2008, JJB’s GMP certification expired for the small volume parenteral solutions injection plant lines that were engaged in manufacturing Goodnak and all other small volume parenteral solutions. JJB ceased small volume parenteral solutions operations at this facility while undertaking $1.5 million in modifications necessary to bring the facility and its operations into compliance. The renovations are almost complete and JJB expects to resume operation of the parenteral small injectible lines in the second quarter of 2009. The GMP certification of YYB’s facilities expired in March 2009, and we have ceased operations at YYB’s facilities in Tuman City, Jilin Province.

We were notified by the Chinese Military Department of its intent to annex one of JJB’s plants that is located near a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions, including the production lines for which the Company is attempting to obtain GMP certification. Discussions regarding annexation are proceeding and we expect that JJB will be compensated fairly for the facility upon annexation. JJB intends to find a new single center site in Jiangxi Province, China to relocate its operations and combine them with operations related to any product lines retained from YYB’s manufacturing, sales and distribution operations after the sale of YYB. We may have to spend significant time and resources finding, building and equipping the new location and restarting those operations. In addition, such new facilities will need to obtain GMP certification for all manufacturing operations.

We manufacture and distribute our proprietary DR-70 test kit at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

IVD DIAGNOSTICS DIVISION

IVD Industry and Market

The receipt of USFDA approval for marketing our proprietary DR-70 test kit in July 2008, has given us significant visibility in the in-vitro diagnostics (“IVD”) industry. The growth of the IVD marketplace has been driven by an increase in the incidence of cancer, other chronic and infectious diseases, emerging technologies and increasing patient awareness. The world market for IVD tests for cancer is expected to grow at nearly 11% annually and could reach nearly $8 billion by the end of 2012. (Kalorama Research Group: 2008)

Our DR-70 Test Kit

We are the developer and worldwide marketer of the DR-70 non-invasive cancer blood test kit. In clinical trials, the DR-70 test kit has demonstrated its ability to detect the presence of certain cancers in humans 84 percent of the time overall. In a study published by the Journal of Immunoassay (1998, vol. 19, pp 63-72), the DR-70 test kit was shown to detect 13 different types of cancer (lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, pancreatic), although the sample size for 9 of the cancers was not statistically significant.

The DR-70 test kit is a tumor-marker, which is a biochemical substance indicative of neoplasia, potentially specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As DR-70 test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if their physician is not vigilant in following up on the DR-70 test kit results with other clinically relevant diagnostic modalities. While the DR-70 test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

The DR-70 test kit can be added easily and inexpensively to the pre-existing line of ELISA-based diagnostics performed routinely by clinical laboratories throughout the world. Furthermore, the DR-70 test kit can be used in place of more costly and time consuming diagnostic tests. In clinical trials in China, Germany, Taiwan and Turkey, DR-70has been used as a screen for multiple cancers while only needing a single blood sample. A positive DR-70 value is then followed with other diagnostic tests to determine the specific type of cancer.

DR-70 Test Kit Sales and Licensing Strategy

We are seeking to engage one or more distributors who will sell to reference and clinical laboratories in the U.S., China, and other countries to make the DR-70 test kit available to physicians and patients. Our objectives regarding the development, marketing and distribution of our DR-70 test kit are to:

•	obtain China SFDA, Korean FDA, and Taiwan FDA and other international approvals;

•	develop new distribution channels in new markets;

•	distribute greater quantities of kits in approved markets;

•	fully utilize our GMP manufacturing facilities in the U.S. to foster worldwide sales;

•	automate the DR-70 test kit;

•	create a next generation DR-70 test kit with improved clinical performance; and

•	eventually create a “rapid test” format of DR-70 test kit to extend sales into rural areas and POL (physician owned labs).

We have adopted a licensing strategy for the commercialization of DR-70 test kit. Our licensing strategy is common in the diagnostics industry as it maximizes market penetration on the installed base of instruments of one or more partners and facilitates quick market uptake and higher peak sales due to potential joint marketing efforts. As of March 31, 2009, no distribution agreements have been executed, although substantive discussion have taken place and it is anticipated one or more distribution agreements will be in place by the second quarter of 2009. In addition, DR-70 testkits are currently being sold to one diagnostic reference laboratory in the U.S. Foreign distributors have the potential for transferring the tests onto their respective diagnostics platform(s), develop test kits that can be shipped to diagnostics laboratories to perform the test, run any additional clinical trials and seek additional regulatory approval for the new combination of the test kits and the instrument.

There may be factors that prevent us from further developing and marketing the DR-70 test kit. We cannot guarantee that the DR-70 test kit will be commercially successful in either the U.S. or internationally. Clinical trials results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it would take for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time it would take to complete necessary clinical trials and obtain regulatory approval in China, Korea, or Taiwan.

DR-70 Test Kit Competition

We have only had limited sales of DR-70 test kit to our distributors outside the United States. We are dependent on our distributors’ financial ability to advertise and market the DR-70 test kit in those countries where we have distributors. A number of domestic and international companies are in indirect competition with us in all of these markets. Most of these companies are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than us or our distributors. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in the diagnostic test industry.

Many major medical device manufacturers, including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others, are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as DR-70 test kit; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to DR-70 test kit. Moreover, such companies could develop products similar to our products and they may be more successful than we may be in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.

U.S. based DR-70 Test Kit Manufacturing

We manufacture our DR-70 test kit at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California.

In December 2003, our facilities in Tustin, California became CE compliant. Our DR-70 test kit conforms to the essential requirements of the CE Mark, which is required to sell our product in the European Union (“EU”). The CE Mark is recognized around the world as an indication of quality practices and is referred to as the “Trade Passport to Europe” for non-EU products. As of January 2004 we became EN ISO 1345 compliant, which is important for sales internationally.

In July 2008, the USFDA inspected our facilities and found no deficiencies. We were found to be compliant with USFDA Regulations. All of our OEM products are Class I (GMP not required) or Class II (GMP required, as defined by the USFDA guidelines) devices and our facilities meet the GMP requirements for each of our OEM products. We are also licensed to manufacture our proprietary products and to repackage our OEM products at our Tustin location.

Regulatory Approval and Clinical Trials of the DR-70 Test Kit

The DR-70 test kit is subject to specific USFDA rules applicable to IVD products. Prior to marketing DR-70test kit in the U.S., we were required to make a pre-market application to prove the safety and efficacy of the products and to comply with specified labeling requirements for IVD products for human use. We received a determination letter on July 3, 2008 from the USFDA approving our application to market DR-70 test kit as an immunology and microbiology device to monitor colorectal cancer under the category “Tumor Associated Antigens Immunological Test System” as a Class II IVD device. USFDA clearance to market was based upon data showing that the DR-70 test kit has the ability to monitor the progression of colorectal cancer post-surgery in patients who are biopsy confirmed with this disease. This announcement marks the first clearance to market a colorectal monitoring product that the USFDA has granted since January 14, 1982 when Carcinoembryonic Antigen (CEA) was approved. Until now, the CEA test has been the only accepted method cleared in the U.S. Thus, DR-70 test kit offers a new test that can monitor colorectal tumors post-surgery.

We must abide by the listing rules of the USFDA. We have established our Quality System Regulation in accordance with applicable regulations and were most recently inspected in July 2008. Our Quality System Regulation program contains applicable complaint provisions that we believe meet the USFDA’s requirements for Medical Device Reporting, and we have experienced no incidents or complaints to date. We also have implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve protection of our product.

Although we received USFDA approval to market DR-70 test kit in the U.S., we have a limited supply of the horseradish peroxidase (“HRP”)-conjugated anti-fibrin and fibrinogen degradation (“FDP”) antibody component currently used for the approved DR-70 test kit. Because of the limited supply of the current antibody, we have determined it is in our best interest to change to a HRP-conjugated anti-FDP antibody. We are currently screening six commercially available conjugated antibodies to substitute into the current DR-70 test kit and one that we have produced and conjugated ourselves. The anti-FDP antibody that we produced ourselves has performed well in pilot studies and will likely be used in our next generation DR-70 test kit. In addition, our next generation DR-70 test kit will be automated using the Dynex DS2 open platform ELISA system for ease of commercialization. If the antibody substitution significantly improves DR-70 test kit performance, we will be required to change the reported sensitivity and specificity of the DR-70 test kit. Because of these changes and modifications, we will likely have to submit a new 510(k) premarket notification application, but can continue to sell the existing kit until our current antibody supply is exhausted. If the new antibody does not significantly affect the clinical performance of the test, we can likely substitute it into the currently approved kit without filing a new 510k.

In addition to the USFDA regulation and approval process, each foreign jurisdiction may have separate and different approval requirements and processes. We previously applied for approval of the DR-70 test kit in China, however, in June 2007, the Chinese approval process fundamentally changed. Under the new guidelines, the SFDA is unlikely to approve the marketing of the DR-70 test kit without the following: approval by the USFDA (obtained July 2008) and sufficient clinical trial data in China. AMDL has engaged Jyton & Emergo Medical Technology, Inc. (Beijing, China), an international regulatory affairs and clinical research consulting group, to assist with the DR-70 test kit clinical trials in China and with filing the SFDA application for the DR-70 test kit. AMDL and Jyton & Emergo have completed a Chinese-language application to support the DR-70 test kit, and we met with the Director of Medical Device Evaluation for the SFDA to define our clinical trial requirements. AMDL will need to perform clinical testing of the DR-70 test kit test for 1,000 patients in China at SFDA approved hospitals. Clinical trials in China are likely to begin in the third quarter of 2009 and we estimate that they will be completed in two years, although we cannot accurately predict when clinical trials will be completed.

Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In our experience, once a foreign approval is obtained, it is generally renewed on a periodic basis, annually or otherwise. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our DR-70 test kit from the U.S. to the United Kingdom, allowing DR-70 test kit to be sold in the United Kingdom. In late 2006, Mercy Bio Technology Co., Ltd., our distributor in Taiwan, received Department of Health approval to market the DR-70 test kit in Taiwan. We have also received regulatory approval to market the DR-70test kit in South Korea and import and market the DR-70 test kit in Australia. In Canada, DR-70 test kit is approved as a screening device for lung cancer only. DR-70 test kit also has the CE mark from the European Union for sale in Europe as a general cancer screen.

Obtaining regulatory approval in the U.S. for our DR-70 test kit was costly, and it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

Collaboration with Mayo Clinic

AMDL has entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study for the validation of AMDL’s next generation version of its USFDA-approved DR-70 test kit. Through the validation study, AMDL and Mayo Clinic will perform clinical diagnostic testing to compare AMDL’s USFDA-approved DR-70 test kit with a newly developed, next generation test. The primary goal of the study is to determine whether AMDL’s next generation DR-70 test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers. For USFDA regulatory approval, AMDL intends to perform an additional study to demonstrate the safety and effectiveness of the next generation of DR-70 test kit for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the second or third quarter of 2009.

DR-70 Test Kit Research and Development

During the years ended December 31, 2008 and 2007, we spent $194,693 and $28,628, respectively, on research and development costs related to the USFDA and SFDA applications for approval of our DR-70 test kit.

MyHPV Chip Kit Market

Human Papilloma Virus (“HPV”) is the most common sexually transmitted infection. HPV infects the skin and mucous membranes. Most people who become infected with certain types of HPV do not even know they have it. Cervical cancer, in which malignant cells form in the tissue of the cervix, is third leading cancer in women and the second leading cause of cancer deaths in women worldwide. It is well known that certain HPV types are the primary cause of cervical cancer. If HPV infection is detected early, cervical cancer could be preventable. Early diagnosis of HPV infection, which could lead to cervical cancer, is recommended for every woman.

AMDL/MyGene Marketing Collaboration

On April 3, 2008, we announced that we had entered into an exclusive sublicense (subject to certain terms and conditions) agreement with MyGene International, Inc. (“MGI,” USA) for the MyHPV chip kit, a diagnostic product for screening cervical cancer through in-vitro genotype testing in women with HPV infection. The agreement between us and MGI is an exclusive sublicense to use the patents, trademark, and technology in manufacturing, promoting, marketing, distributing, and selling the MyHPV chip kit in the countries of China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia, and Vietnam. This agreement is considered null and void as of the original date of execution because MGI did not have direct ownership of the intellectual property necessary to offer the sublicense to us. We are exploring the opportunity to become the exclusive distributor of the MyHPV chip kit in the countries noted previously through an agreement with BIOMEDLAB (BML) of Seoul, South Korea. BML is the manufacturer of the MyHPV chip kit in South Korea, which has Korean FDA approval for this product.

Regulatory Approval of MyHPV Chip Kit

If a new agreement is entered into with BML, we will likely be required to obtain all regulatory market approvals necessary to import, market, promote and sell the MyHPV chip kit in any of the markets covered by the agreement throughout the term of the agreement.

Reimbursability of Our IVD Products

We recognize that health care cost reimbursement under private and government medical insurance programs is critical to gaining market share in any of the markets where we intend to sell our IVD products. Thus, we are currently seeking approval for reimbursement in the U.S., Korea and Taiwan for our DR-70 test kit. In the future, we plan to also seek reimbursement approval in China and other Asian countries for our DR-70 test kit and any other products we may acquire or develop in the future.

CHINA-BASED INTEGRATED PHARMACEUTICALS DIVISION

Through JPI, we manufacture and distribute generic and homeopathic pharmaceutical products and supplements as well as cosmetic products. JPI acquired the businesses currently conducted by JJB and YYB in 2005 along with certain assets and liabilities of a predecessor to JJB (Jiangxi Shangrao KangDa Biochemical Pharmacy Co. Ltd).

Both JJB and YYB are wholly-foreign owned enterprises (“WFOEs”). WFOEs are limited liability companies established under Chinese Company Law that are exclusively owned by foreign investors. WFOEs are used to, among other things: enable local China based entities to carry on business in China, rather than operate in a representative capacity; acquire land use certificates to own and operate facilities in China; employ persons in China; hold intellectual property rights; protect intellectual property and proprietary technology; and issue invoices to their customers in Yuan Renminbi (“RMB”)and record revenues in RMB, but convert the profits into U.S. dollars for distribution to their parent company outside China. There are also potential disadvantages of operating as a WFOE, including, but not limited to, unlimited liability claims arising from the operations in China and potentially less favorable treatment from governmental agencies than would be afforded to those entities operating with a Chinese partner.

In 2008, we formed a wholly owned WFOE, Golden Success Technologies Ltd., a Hong Kong corporation (“Golden Success”) to market certain products throughout the world. Because JPI and Golden Success are foreign corporations that are not owned directly by Chinese residents, they cannot obtain certain China licenses and regulatory approvals that are necessary for the distribution of their products in China. Golden Success intends to cause these products to be manufactured in a country other than China and distribute these products under a different brand name world wide.

In 2009, we decided to pursue the sale of certain net assets of YYB. The decision was based on a variety of factors, including the expiration of YYB’s GMP certification in March 2009, our estimates of the capital investment required to obtain recertification of the facility, our desire to redeploy amounts invested in the YYB facility into higher growth and/or potentially more profitable opportunities, and our desire to consolidate manufacturing in Jiangxi province, China. Negotiations regarding the potential sale of YYB are preliminary. We anticipate that after YYB is sold we will resume production of a number of YYB’s former products after the consolidation of JJB’s facilities is complete.

Overview of JPI’s Business

Historically, JJB has primarily been a manufacturer and distributor of large and small volume injectible fluids as well as other products for external use. YYB, on the other hand, primarily manufacturers tablets, capsules and other over-the-counter pharmaceutical products.

During 2008, we conducted a significant marketing campaign for our Goodnak/Nalefen Skin Care Human Placental Extract (“HPE”) products. HPE Solution was our largest selling product in 2008. We are now preparing to market HPE-based cosmetics in various formulations under the product name “ELLEUXE”. We have hired a US-based cosmetics laboratory to adapt the Chinese cosmetic formulations for the US-market. Safety and effectiveness testing will be performed by a US-based laboratory with GMP and Good Laboratory Practice approvals, such that all required regulatory approvals can be obtained. We believe these products offer a significant opportunity both in China and the United States, as well as other markets.

Due to negative perceptions of China manufactured cosmetic products, our marketing efforts begin with taking existing formulations from China and having formulations adjusted to US standards. Subsequent to reformulation, we will ensure quality of the product by having the safety and effectiveness tested at a US laboratory. In addition, we have explored new packaging concepts with consulting firms specializing in the cosmetic field. Once completed, we will send the product to China as a “Made in US” cosmetic product for marketing and distribution.

For the US market, we intend to use outside sales individuals with extensive experience in the cosmetic field as well as distributors to market the product within the US. Our target markets are high end department stores and spas.

We have also retained a consultant to assist in marketing the HPE-based products in Latin American countries.

JJB and YYB Product Lines

JJB currently manufactures ten unique therapeutic and cosmetic HPE-based anti-aging products in China

JJB and YYB’s primary products are:

•	HPE Solutions

•	Domperidone Tablets

•	Compound Benzoic Acid and Camphor Solution

•	Diavitamin, Calcium and Lysine Tablets

•	Levofloxacin Lactate Injection

•	Guyanling Tablets

•	GS Solution

•	GNS Solution

•	NaCL Solution

JPI’s China Business Strategy

General

JPI is attempting to establish distribution agreements with large pharmaceutical distributors in the larger cities and provinces in China. JPI and its subsidiaries are also developing new products for distribution in China to complement JJB and YYB’s injectible solutions, tablets and capsules. JPI expects that sale of Goodnak (after GMP recertification is received for JJB’s facility) and other anti-aging and skin care products through existing distribution channels will significantly boost sales and profit margins in 2009. The market for over-the-counter pharmaceuticals in China is estimated to be growing at a rate of 30% each year and with China’s large population base, China is believed to be one of the fastest growing markets in the world for pharmaceuticals and health care products.

At December 31, 2008, JPI was selling in 36 markets, utilizing approximately 50 third-party distributors. In those 36 markets, each had approximately 1.5 distributors per market on average. In those markets, distributors have preferred and/or exclusive distribution relationships for select products that JPI provides. In 2009, we expect to double the number of cities we are selling in today. Our sales growth strategy in China is primarily based on geographic penetration with existing products and not necessarily based on new product development.

Currently, distributors are distributed geographically as follows:

Geographic
Location — China

Southeastern	38%
Northeastern	31%
Central	14%
Southwestern	13%
North	4%

Marketing and Sales of JJB and YYB Products

JJB and YYB together had established a marketing program consisting of approximately forty sales managers and a network of distributors who market JJB’s and YYB’s products.

Both JJB and YYB sell directly to hospitals and retail stores and indirectly to other customers through distributors. One primary distributor has 29 retail outlets throughout China. Both JJB and YYB are developing educational programs for hospitals, doctors, clinics and distributors with respect to JJB and YYB’s product lines. These educational programs are intended to improve sales and promotion of JJB and YYB’s products.

In 2008, 85% of JPI’s revenues were derived from JJB’s products and 15% were from the sale of YYB’s products. For the years ended December 31, 2008 and 2007, sales to one customer comprised 17% and 20% of net revenues, respectively.

Manufacturing of JJB and YYB Products

Both JJB and YYB utilize the services of more than 200 small suppliers. No raw materials are imported for their pharmaceutical manufacturing operations and no finished products are currently exported out of China. All raw materials are stored at the facilities and neither JJB nor YYB has experienced any difficulty in obtaining raw materials for their manufacturing operations. The average cost to manufacture JJB’s products in 2008 was approximately 48%, but the gross margins vary slightly from product to product.

JPI’s Competition

JJB and YYB compete with different companies in different therapeutic categories. For example, with regard to large and small volume injection fluids, JJB primarily competes with Jiangxi Zhuhu Pharmaceutical Company and Jiangxi Pharmaceutical Company, which are both located in the Jiangxi Province. They manufacture large and small volume injection fluids, tablets and tinctures and related product include generics, over-the-counter and supplement pharmacy products. There are at least 70 companies in China approved by the SFDA to manufacture large and small volume injection fluids. JJB competes with numerous companies with respect to its tablet products, as these are common over the counter pharmaceuticals. YYB competes primarily with twenty other companies similar to YYB who are licensed to sell herbal extracts throughout China and Asia. We share the same markets in China as American Oriental Bioengineering, Inc., Tiens Biotech Group, China Medical Technologies and other companies. Most of these companies are larger, more established and have significant marketing and development budgets and have greater capital resources than us. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in this market.

JPI’s Research and Development

In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired. Also, JJB and YYB generally require the licensor of new products provide all of the research and development for new products that they may license.

JJB has historically introduced new products by acquiring generic drug production technical information to be used in JJB’s SFDA generic drug applications to manufacture the new products. This information is acquired from third party specialty pharmaceutical product development companies, such as Jiangxi YiBo Medicine Technology Development, Ltd. (“YiBo”). In the past, JJB has purchased technical specifications from YiBo for approximately 10 new products through installment purchase transfer contracts (“New Medicine Transfer Contracts” or “MTCs”). In exchange for specified payments, these MTCs typically provide for one or more of the following: (a) transfer of any technical information related to the production of a new product, (b) product formulations, (c) a products manufacturing process, and (d) clinical data collection. In the event that the Company is unable to obtain SFDA approval to manufacture the product, YiBo will provide an alternate product formulation such that the Company can again apply for manufacturing rights with the SFDA.

We record payments made on MTCs as “Deposits” until a permit is issued by the SFDA to manufacture the new product. Once the permit to manufacture is issued, the amounts paid are then reclassified as intangible assets with defined lives subject to amortization. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable or if no production of the product has taken place after a reasonable period of time.

The Company believes that it had no significant impairments of the amounts included in intangible assets for new products, individually or in the aggregate. However, it is possible that we may experience impairments of some of our intangible assets in the future, which would require us to recognize impairment charges.

JPI’s Product Development

JPI currently has applied with the SFDA for manufacturing rights to produce a number of generic drug products. We have necessarily put several of the applications on hold while we attempt to gain GMP re-certification of JJB’s small injectible manufacturing line. We continue to search for new products to ensure a pipeline of products for future growth. Many of the following products for which we have made applications are expected to gain SFDA approval within the next 12-36 months.

•	Pidotimod Tablets (an anti-aging product)

•	Epinastine Tablets (allergy product)

•	Paclitaxel (a cancer medication)

•	Creatine Phosphate Sodium Injections (a heart medicine)

•	Drotaverrine Hydrochloric (a chemotherapy therapeutic product)

•	Diammonium Glycyrrhizinate (a chemotherapy therapeutic product)

Additionally, YiBo is developing an HPE Capsule (anti-aging product) on our behalf. We have not yet applied to the SFDA or other regulatory agencies for required approvals or licenses to manufacture this product.

Chinese Pharmaceutical Regulations

Pursuant to Article 9 of the Law of China on Pharmaceutical Administration (“China Law”), pharmaceutical manufacturing enterprises must organize production according to the statutory administrative criteria on quality of pharmaceuticals formulated by the supervisory and administrative departments in charge of pharmaceuticals of the State Council. The supervisory and administrative departments issue GMP certificates to enterprises that meet the requirements of the China Law. YYB’s facility had the GMP certificates necessary to conduct its current manufacturing operations; however, the certificates expired in March 2009. JJB’s facility has been issued GMP certificates necessary to conduct current operations except for the production line that manufactures small volume parenteral solution injections, for which the GMP certificate expired in February 2008. JJB has ceased operations of its small volume parenteral solution injection production line while modifications are being made to bring its operations in compliance. The cost of these modifications was $1.5 million dollars and resumption of operations is currently estimated by the second quarter of 2009.

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

CANCER THERAPEUTICS DIVISION

Combination Immunogene Therapy

In August 2001, we acquired a combination immunogene therapy technology (“CIT”) that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. CIT is intended to build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partner with whom to form a joint venture or otherwise license our CIT technology.

Preliminary tests in Canada conducted on mice injected with human skin and brain cancers indicated that the CIT technology can be effective. Additionally, Phase 1 clinical trials have been completed in Canada. We funded a study conducted by Dr. Lung-Ji Chang at the University of Florida to target breast cancer with a goal of ultimately developing a vaccine using the CIT technology. We believe the technology may have potential for fighting several types of cancer by enhancing one’s immune system, thereby increasing the number of cells that naturally destroy cancer. We also acquired from Dr. Chang other technology relating to a humanized mouse model for the evaluation of anti-human tumor immunity and the identification of immuno-modulating genes. We are not currently conducting any trials using our CIT technology. No assurances can be given that any of these activities will lead to the development of any commercial products or vaccines or that USFDA approval will be obtained for any use of CIT technology.

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada relating to our CIT technology acquired from Dr. Chang in August 2001. AcuVector, a former licensee of Dr. Chang, claims that the terminated license agreement is still in effect. AcuVector is seeking substantial damages and injunctive relief against Dr. Chang and CDN$20,000,000 in damages against us for alleged interference with the relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. We performed sufficient due diligence at the time we acquired the technology to permit us to conclude that AcuVector had no interest in the technology when we acquired it. Although the case is still in the early stages of discovery, we believe that AcuVector’s claims are without merit and that we will receive a favorable judgment.

We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies we paid to Dr. Chang for the CIT technology we purchased from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that we conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that we are not the owner of the CIT technology, just that the University has an equitable interest therein or the revenues there from.

Accordingly, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.

In February 2009, AMDL submitted a Response to Final Office Action in support of USPTO Application number 10/785,577 entitled “Combination Immunogene Therapy” that was filed February 23, 2004. AMDL remains optimistic about the likelihood of patent approval.

It is our intention to form a new wholly-owned subsidiary for our Cancer Therapeutics division, to which we will transfer all of our patents relating to, regulatory approvals for, and all of our other interests in and to our CIT technology. We anticipate that the transfer of our CIT technology will be completed in the second quarter of 2009. By transferring our CIT technology, we are hopeful that we can find financing and/or a corporate partner to further exploit the CIT Technology.

OUR DR-70 AND CIT PATENTS

Success in each of our three business divisions depends, in part, on our ability to obtain U.S. and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties.

The U.S. Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extra-cellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on October 17, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on June 3, 2014. We have three additional patent applications pending in the U.S. with respect to our methodology for the DR-70 tumor-markers as reliable indicators of the presence of cancer. In addition, we have one patent based on our methodology for the DR-70 tumor marker pending in Europe.

In August 2001, we acquired intellectual property rights and an assignment of a U.S. patent application covering CIT technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. A U.S. patent was issued on May 4, 2004, expires on April 9, 2017, and claims a vector composition comprising a gene encoding the B7-2 protein in combination with an additional modulating protein, GMCSF. In 2004, we also filed a continuation patent application on the CIT methodology. In February 2009, AMDL submitted a Response to Final Office Action in support of USPTO application number 10/785,577 entitled “Combination Immunogene Therapy” that was filed February 23, 2004. We abandoned this continuation patent application in early 2009.

On November 21, 2001, Singapore granted our patent containing claims to the CIT technology. Singapore is a “registration only” jurisdiction, which means that patent applications are not substantively reviewed prior to grant. However, the patent is enforceable in Singapore, but the validity of such patents is determined by their courts. In November 2006, we were issued a patent in Australia on our CIT technology claims covering the gene therapy method for treating cancer using an expression vector comprising a gene encoding the B7-2 protein in combination with an additional modulating protein.

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

EMPLOYEES

As of March 31, 2009, we had 10 full-time employees in the U.S. and approximately 490 full time employees in China. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

EXECUTIVE OFFICES

Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460. In September 2001, we registered our common stock under the Securities Exchange Act of 1934 and listed on the NYSE Alternext US exchange under the symbol ADL. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov. Information located on, or accessible through, our website is not incorporated into this prospectus unless this prospectus specifically indicates otherwise.

Item 1A.	Risk Factors

Our business involves significant risks which are described below.

Limited product development activities; our product development efforts may not result in commercial products.

We intend to continue to pursue SFDA approval of the DR-70 test kit and licensing of our CIT technology. Due to limited cash resources, we are limited in the number of additional products we can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like the DR-70 test kit or the CIT technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:

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

Of course, there may be other factors that prevent us from marketing a product including, but not limited to, our limited cash resources. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval in multiple jurisdictions for a product varies by jurisdiction and by product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

Our cash position in the U.S. and China as of April 10, 2009 of approximately $3,715,000 is not sufficient to fully implement all of our various business strategies for the DR-70 test kit or to market the DR-70 test kit or our HPE-based products internationally by ourselves. Even if we are successful in obtaining additional financing, and notwithstanding any cash generated from our pharmaceutical operations in China which may be available to us, our short-term strategies are to engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed and/or marketed.

Our operations in China involve significant risk.

JJB and YYB operate as WFOEs in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.

JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require us to incur additional expenditures or could impose additional regulation on the prices charged for our pharmaceutical products, which could have a material impact on our consolidated financial position, results of operations and cash flows.

As in the case of JJB, the Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although we expect that JJB will be compensated fairly for the facility, JJB will have to spend significant time and resources finding another location and restarting those operations in another area. We intend to consolidate JJB and any operations related to product lines retained after the planned sale of YYB in a single facility in a new location. Such new location will need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact our results of operation and financial condition.

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

The current level of our revenues is not sufficient to finance all of our operations on a long-term basis. We manage our cash generated from operations in China and currently transfer funds previously advanced to JPI to meet our U.S. operating cash needs. We continue to attempt to raise additional debt or equity financing as our operations do not produce sufficient cash to offset the cash drain of growth in pharmaceutical sales and our general operating and administrative expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional capital to: (i) finance the costs of SFDA approval for the DR-70 test kit in China; (ii) supply capital to JPI to move to new facilities; (iii) supply working capital for the expansion of sales and the costs of marketing of new and existing products; and (iv) fund ongoing selling, general and administrative expenses of our business. If we do not receive additional financing, or if our China operations do not or cannot support our operating cash needs in the U.S., the Company will have to restrict or discontinue certain operations in both China and the U.S. No assurances can be given that our China pharmaceutical operations will generate enough cash to meet our cash needs in the US to enable us to pay our continuing obligations when due or to continue to operate our business.

At April 10, 2009, we had cash on hand in the U.S. and China of approximately $3,715,000. Our operations in China currently generate positive cash from operations, but the availability of any cash from our operations in China and the timing thereof may be uncertain. Our receivables in China have been outstanding for extended periods, and we have experienced delays in collection. Accordingly, there can be no assurances that any funds from our China operations will be available to defray operating expenses in the U.S. in the future. Our US operations require approximately $425,000 per month to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to DR-70 test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management in the US and China. In lieu of reinvesting all cash flow from Chinese operations in China, currently the necessary funds to meet our cash flow obligations in the United States are being transferred from JPI and/or JJB to AMDL in the United States. Assuming (i) JJB and YYB do not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) we do not conduct any full scale clinical trials for the DR-70 test kit or our CIT technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to meet or exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses on a month to month basis as long as JPI or JJB continues to generate enough cash from operations which can be timely sent to the U.S. to meet the operating expenses of the Company in the U.S.

Our independent registered public accounting firm has included a going concern paragraph in their report on our financial statements.

While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant operating loss in 2007, our negative cash flows from operations through December 31, 2008 and our accumulated deficit at December 31, 2008. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

Our current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.

We manufacture, distribute and market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the USFDA and the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration) and the SFDA in China as well as by certain foreign countries, including some in the European Union. Currently, we (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate any clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

Our future prospects will be negatively impacted if we are unsuccessful in pending litigation over the CIT technology.

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

One of our intangible assets includes the CIT technology, which we acquired from Dr. Chang in August 2001. We also purchased certain intangible assets in our acquisition of JPI and purchased additional production rights in 2007. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, we are required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products.

Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly, we are seeking a strategic partner to license the CIT technology from us. If we cannot attract a large pharmaceutical company to license our CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our consolidated balance sheet, any substantial deterioration of value would significantly impact our reported consolidated financial position and our reported consolidated operating results.

Some of the production right intangible assets purchased from YiBo by JPI have not yet received manufacturing permits or been commercialized. We may have to recognize impairments of some of these intangible assets in the future.

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. Additionally, some of our competitors market products or are actively engaged in research and development in areas where we are developing product candidates. Large pharmaceutical corporations have greater clinical, research, regulatory and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop and market new products.

We have limited sales of the DR-70 test kit and are reliant on our distributors for sales of our products.

Prior to the acquisition of JPI, virtually all of our operating revenues came from sales to two distributors in of the DR-70 test kits in foreign countries and from sales to a few domestic customers of certain OEM products. For the year ended December 31, 2008, virtually all of our revenues in the U.S. were derived from sales of DR-70 test kits. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70 test kits. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70 test kits from us. Accordingly, based upon this fact, historical sales, any projection of future orders or sales of DR-70 test kits is unreliable. In addition, the amount of DR-70 test kits purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.

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

Our business strategy includes the continued dependence on foreign distributors for our DR-70 test kits and local distributors in China for JPI’s products. To date, we have not been successful in generating a significant increase in sales for DR-70 test kits through distribution channels in existing markets or in developing distribution channels in new markets. We are also subject to the risks associated with our distributor’s operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to manage these and other risks effectively could adversely affect our business.

We do not intend to pay dividends on our common stock in the foreseeable future.

We currently intend to retain any earnings to support our growth strategy and do not anticipate paying dividends in the foreseeable future.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if the material weaknesses or other deficiencies in our internal accounting procedures are not remediated, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007 and requires a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting commencing for the year ending December 31, 2009.

Our management has concluded that the consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2008 and 2007 and for the two years ended December 31, 2008, fairly present in all material respects our consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 and 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008 and 2007. During its evaluation, as of December 31, 2008 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

We are taking steps to remediate our material weaknesses, as described in Item 9A. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in our internal controls will not be discovered in the future.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other international bio-pharma and/or cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:

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

Our stock price and financing may be adversely affected by outstanding warrants and convertible securities.

We have a significant number of warrants outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of March 31, 2009, we had (i) warrants outstanding that are currently exercisable for up to an aggregate of 5,851,099 shares at a weighted average of $3.15 per share, (ii) 2,530,917 shares of common stock potentially issuable on conversion of our 10% convertible notes at $1.20 per share, and (iii) warrants to purchase 1,265,458 issuable on conversion of the 10% convertible notes at a formula price based on the market price on the date of conversion. The existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.

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

Our office in the U.S. consists of research laboratory and manufacturing facilities which occupy 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We rent these facilities at a monthly rate of $6,900 per month, including property taxes, insurance and maintenance through December 1, 2010. Relations with the landlord are good and we do not expect to have to relocate our executive offices.

In addition to administrative, marketing and sales offices in Shenzhen, we own three manufacturing facilities in China. JJB operates in two locations encompassing approximately 200,000 square feet of manufacturing space in Shangrao, Jiangxi Province, China. YYB is located in Tuman City, Jilin Province, China, on approximately 3.45 acres of land on which is constructed a 150,000 square foot manufacturing facility.

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

We are also defending a companion case filed in the same court by the Governors of the University of Alberta against us and Dr. Chang. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by us to Dr. Chang for the CIT technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that AMDL is not the owner of the CIT technology, just that the University has an equitable interest therein for the revenues there from. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements. No significant discovery has as yet been conducted in the case.

Accordingly, if either AcuVector and/or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders for a vote during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Alternext US under the symbol “ADL”

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

Market Information — Our common shares are currently listed on the NYSE Alternext US under the symbol “ADL”. On April 9, 2009, the closing price of our common shares on NYSE Alternext US was $0.86.

Set forth in the following table are the high and low closing prices for the years ended December 31, 2007 and 2008 for our common stock.

Quarter Ended	High	Low

March 31, 2007	$4.00	$2.54
June 30, 2007	$4.20	$2.90
September 30, 2007	$3.48	$2.41
December 31, 2007	$4.64	$3.24

Quarter Ended	High	Low

March 31, 2008	$4.18	$2.93
June 30, 2008	$3.89	$2.78
September 30, 2008	$3.05	$1.26
December 31, 2008	$2.00	$0.69

Record Holders.  As of April 9, 2009, there were approximately 836 record holders of our common stock.

Dividend Policy.  We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. We anticipate that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.  Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in our proxy for the 2009 Annual Meeting of Stockholders.

Purchases of Securities by the Company

None.

Recent Sales of Unregistered Securities

The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”), as described below. The Offerings have consisted of units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”) and units of one share of common stock and a warrant to purchase one share of common stock (“Full Units”). The Units and Full Units are priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the NYSE Alternext US exchange, and the exercise price of the warrants is set at 115% of the average closing price. Unless otherwise noted below, the warrants issued in the Offerings are exercisable at the date of issuance and expire three years from issuance.

For all of the Offerings, the Company utilized the placement agent services of Galileo Asset Management, S.A. (“Galileo”), a Swiss corporation for sales to non-U.S. persons. In the United States, the Company has utilized the placement agent services of FINRA (formerly NASD) member broker-dealers Havkit Corporation (“Havkit”), Securities Network, LLC (“Network”) and Spencer Clarke, LLC (“Spencer Clarke”), and licensed sub agents working under Spencer Clarke. In addition to commissions and expenses paid to the Company’s placement agents for each of the Offerings, as described below, the Company has agreed to pay cash commission of 6% upon exercise of the warrants by the purchasers.

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

10% Convertible Note Financing

On September 15, 2008, we conducted the closing of a combined private offering of 10% Convertible Notes (the “10% Convertible Note Offering”) under Regulation D and Regulation S of $2,510,000 of 10% Convertible Promissory Notes (the “10% Convertible Notes”), maturing at the earlier of (i) upon the closing of a Qualified Public Offering of our common stock (as defined below), if not mandatorily converted at the closing, or (ii) September 15, 2010 (the “Maturity Date”). For purposes thereof, “Qualified Public Offering” shall mean an equity offering of not less than $25 million in gross proceeds. The 10% Convertible Notes bear interest at the annual rate of ten percent (10%) which shall accrue and be payable on the Maturity Date. If all of the principal amount of a 10% Convertible Note has not been voluntarily converted by the holder or a Qualified Public Offering causing a mandatory conversion shall not have occurred prior to the Maturity Date, the note holder shall receive additional interest (“Bonus Interest”) equal to fifty percent (50%) of the remaining principal amount of the 10% Convertible Note on the Maturity Date. Any unpaid Bonus Interest shall accrue interest thereafter at the rate of ten percent (10%) per annum thereon until paid.

The holders of the 10% Convertible Notes have the right to convert the entire principal and accrued interest of the 10% Convertible Notes into the common stock of the company at any time prior to the Maturity Date at $1.20 per share. Upon conversion of the 10% Convertible Notes into common stock of the Company, the Company shall issue warrants to purchase common stock (“Investor Warrants”) to the converting investors in the amount equal to fifty percent (50%) of the number of shares of common stock into which the 10% Convertible Notes were converted. The Investor Warrants have a term of five (5) years from the date of issuance and shall be exercisable at a price equal to 120% of the Company’s stock price on the date of conversion; however, in no case will the exercise price be less than $2.80.

The shares of common stock issuable upon a voluntary conversion of the 10% Convertible Notes carry so-called “piggy-back” registration rights should the Company file a registration statement in the future. In the event of a forced conversion into common shares in the event of a Public Offering, holders of the 10% Convertible Notes will be subject to a lock-up on any remaining shares not sold in the offering for ninety (90) days after the Public Offering.

In connection with the offer and sale of the Notes in the 10% Convertible Note Offering, we relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Regulation D, Rule 506 promulgated thereunder. We believe that all of the purchasers of Convertible Notes are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

In connection with the sale of 10% Convertible Notes, we utilized the services of Jesup & Lamont Securities Corporation and Dawson James Securities, Inc., FINRA (NASD) member broker-dealers (the “Placement Agents”). For their services, the Placement Agents received commissions of 10% of the amount of the notes sold and the Placement Agents received an aggregate of $313,750 (2.5%) as due diligence and non-accountable expenses. We incurred an additional $111,849 in legal and other expenses related to the issuance of the Convertible Notes. The Placement Agents and their assigns also received five year warrants (“Placement Agent Warrants”) to purchase up to 209,166 shares of the Company’s common stock exercisable at $2.69, representing 115% of the five day volume-weighted average price of the Company’s common stock up through and including September 12, 2008. The terms of these warrants require that we issue additional warrants in the case of certain dilutive issuances of our common stock through the first quarter of 2009. The number of additional warrants to be issued is based on the percentage decrease in share price of the dilutive issuance compared to the exercise price of the warrants.

12% Senior Note Financing

On December 5, 2008, we conducted a first closing (the “First Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,077,500 principal amount of 12% Senior Notes (“Senior Notes”) and five year warrants to purchase a total of 862,000 shares of our common stock at $1.00 per share (the “Warrant Shares”). We received $1,077,500 in gross proceeds in the First Closing.

On January 30, 2009, we conducted the second and final closing (the “Final Closing”) of the 12% Senior Note offering whereby we sold an additional $680,000 principal amount of 12% Senior Notes and five year warrants to purchase a total of 544,000 shares of our common stock at $1.13 per share.

Accordingly, a total of $1,757,500 in 12% Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the 12% Senior Note Offering were sold.

We may receive additional gross proceeds of approximately $862,000 from the exercise of the warrants issued in the First Closing and $614,720 from exercise of warrants issued in the Final Closing, exclusive of any proceeds from the exercise of placement agent warrants issued in the 12% Senior Note offering. No assurances can be given that any of the warrants will be exercised.

In connection with the 12% Senior Note offering, we agreed to file a registration statement by July 31, 2009 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and resale of the Warrant Shares sold in the offering.

Our exclusive placement agent was Cantone Research, Inc., a FINRA member broker-dealer. Cantone Research, Inc. received sales commissions of $175,750 and $60,225 non-accountable expenses for services in connection with the offering. We incurred an additional $90,711 in legal and other expenses related to the issuance of the Senior Notes. In addition, we issued placement agent warrants to purchase a total of 140,600 shares, of which Cantone Research, Inc. received placement agent warrants to purchase 122,140 shares, Galileo Asset Management, S. A. received warrants to purchase 16,100 shares and Security Research Associates, Inc. received placement agent warrants to purchase 2,000 shares.

In connection with the 12% Senior Note offering, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Non-Cash Financing Activities

On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the year ended December 31, 2007, the Company charged $37,445, respectively to selling, general and administrative expenses.

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

On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. During the year ended December 31, 2007, the Company recorded $343,000 as selling, general and administrative expense.

On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The common shares issuable on exercise of the warrants are exercisable at $4.52 per share. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to selling, general and administrative expense in the year ended December 31, 2007.

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

On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model with the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 123% (iii) weighted-average risk-free interest rate of 4.88%, and

(iv) weighted-average expected life of 1 year. The amount was charged to general and administrative expense in the year ended December 31, 2007.

On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the years ended December 31, 2008 and 2007, the Company recorded selling, general and administrative expense of $592,687 and $224,813, respectively, related to the agreement.

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

On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the years ended December 31, 2008 and 2007, the Company recorded selling, general and administrative expense of $280,000 and $56,000, respectively, related to the agreement.

On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The first 25,000 shares were valued at $104,250 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $104,250 related to the agreement and the issuance of the first 25,000 shares. A second 25,000 shares was earned in 2008, resulting in expense of $104,250, and the agreement terminated on January 28, 2008.

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly aniversary date. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the shares issued will be periodically valued through the vesting period. During the year ended December 31, 2008, the Company recorded general and administrative expense of $527,801 related to the agreement.

On April 30, 2008, the Company extended the term of warrants to purchase 18,750 shares of common stock at $3.68 per share to October 31, 2009. The warrants were held by an investor/service provider. The Company recorded $18,375 in compensation expense related to the term extension, calculated using the Black-Scholes option valuation model with the following assumptions: expected volatility of 79%; risk-free interest rate of 2.37%; expected term of 1.5 years; and dividend yield of 0%.

On May 16, 2008, the Company settled litigation related to the termination of an agreement regarding a proposed private placement. In connection with the settlement, the Company paid $12,500 in cash, and issued 25,000 shares of unregistered common stock with a deemed value of $75,000, based on the ten-day volume weighted-average price of the Company’s common stock through May 8, 2008. The value of the cash and shares issued in the settlement is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2008.

On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vest over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, the warrants will be periodically revalued through the vesting period. The value of the warrants is being expensed over the 36 month term of the consulting contract. The Company recognized $19,478 of expense in the year ended December 31, 2008 with respect to the warrants. Additionally, $68,773 related to vested warrants which have not been expensed based on the 36 month term of the consulting agreement is included in prepaid consulting at December 31, 2008.

On January 22, 2009, we entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. We granted B&D Consulting 400,000 shares of our common stock in exchange for services, subject to the approval for listing of the shares by the NYSE Alternate US. NYSE Alternext US approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

On February 2, 2009, our Board of Directors authorized the issuance of 12,500 shares of our common stock to an investor relations consultant for services under a consulting agreement, subject to the approval for listing of the shares by the NYSE Alternext US. NYSE Alternext US approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an integrated pharmaceutical company with three distinct business divisions that include: (i) IV Diagnostics, (ii) China-based Integrated Pharmaceuticals and (iii) Cancer Therapeutics. Collectively, these business units focus on the development, manufacturing, distribution and sales of high quality generic pharmaceuticals, nutritional supplements, cosmetic and medical diagnostic products in the U.S., China, Korea, Taiwan and other markets throughout the world. We currently employ approximately 500 people; of which 490 are located in China.

IV Diagnostics

DR-70 Test Kit

AMDL was founded in 1987 as a bio-tech research and development firm that had one product, its proprietary DR-70 test kit. On July 3, 2008, we received a letter of determination from the USFDA that the DR-70 test kit was “substantially equivalent” to the existing predicate device, carcinoembryonic antigen, being marketed. The determination letter grants us the right to market the DR-70 test kit as a device to monitor patients who have previously been diagnosed with colorectal cancer. We are attempting to sell our DR-70 test kit to reference and clinical laboratories in the US and internationally.

License Agreement with MyGene International, Inc.

On April 3, 2008, we announced that we had entered into an exclusive sublicense (subject to certain terms and conditions) agreement with MyGene International, Inc. (“MGI,” USA) for the MyHPV chip kit, a diagnostic product for screening cervical cancer through in-vitro genotype testing in women with the Human Papilloma Virus

(HPV). The agreement between us and MGI provided for an exclusive sublicense to use the patents, trademark, and technology in manufacturing, promoting, marketing, distributing, and selling the MyHPV chip kit in the countries of China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia, and Vietnam. This agreement is considered null and void as of the original date of execution because MGI did not have direct ownership of the intellectual property necessary to offer the sub-license to AMDL. We are exploring the opportunity to become the exclusive distributor of the MyHPV chip kit in the countries noted previously through an agreement with BIOMEDLAB (BML) of Seoul, South Korea. BML is the manufacturer of the MyHPV chip kit in South Korea, which has Korean FDA approval for this product.

The MyHPV Chip Kit

The MyHPV chip kit was approved as a diagnostic reagent for use in Korea by the Korean Food and Drug Administration (“KFDA”). The test can diagnose HPV infection and each genotype of HPV at the same time. The features of MyHPV chip kit include:

•	pre-diagnosis of cervical cancer;

•	diagnosis of HPV infection and the genotype of HPV infection;

•	diagnosis for low copy of HPV infection;

•	diagnosis of multiple HPV infections;

•	simple and easy sample collecting;

•	accurate and prompt results; and

•	identification of a total of 24 types of HPV infections.

Regulatory Approval of the MyHPV Chip Kit

We expect that under the terms of any new agreement with BML, we would be required to obtain all regulatory market approvals necessary to import, market, promote and sell the MyHPV chip kit in any of the markets covered by the agreement if an agreement with BMI is consummated.

China-based Integrated Pharmaceuticals

Through JPI, we manufacture and distribute generic, homeopathic over-the-counter pharmaceutical products and supplements. JPI manufactures and distributes its products through JJB and YYB. JJB and YYB currently manufacture and market 49 diagnostic, pharmaceutical, nutritional supplement and cosmetic products. JPI is also acquiring production rights for other pharmaceutical products which will require the approval of the SFDA. The top selling products in China are HPE-based Solutions (anti-aging cosmecutical), Domperidone (anti-emetic), Levofloxacin Lactate Injections (IV antibiotics) and Glucose solutions (pharmaceutical).

JJB and YYB together have established a marketing program consisting of approximately forty sales managers and a network of distributors who market JJB’s and YYB’s products.

Both JJB and YYB sell directly to hospitals and retail stores and indirectly to other customers through distributors. One primary distributor has 29 retail outlets throughout China. JPI is developing educational programs for hospitals, doctors, clinics and distributors with respect to JJB and YYB’s product lines. These educational programs are intended to improve sales and promotion of JJB and YYB’s products.

As JJB’s and YYB’s resources permit, both JJB and YYB, to the extent certain product lines are retained after the proposed sale of YYB, anticipate expanding their current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered by existing distributors or the in-house sales force.

New Beauty Formulations of the HPE-Based Anti-Aging Product

During the third and fourth quarters of 2008 JJB finalized the formulations of the following HPE-based cosmetic products:

•	Hydrating Firming Cream (Dry-Mix skin)

•	Hydrating Firming Cream (Oily skin)

•	Renergie Hydrating Cleanser

•	Intense Hydrating Cleanser

•	Visable Renewing Hydrating Softener

•	Smoothing Renewing Eye Moisturizer

These new products consist of capsules and an easy-to-apply lotion version and are marketed under the trade name “Nalefen Skin Care”. These new products complement our existing high quality injectible and extract formulations. Additionally, the Company has contracted with YiBo to develop a capsule version of the Goodnak product.

We plan to sell both products through both new and existing distribution channels within the Henan, Sichuan, Guizhou, Shanxi, Xinjiang, Gansu, Hunan, Zhejiang, Fujian, Liaoning and Heilongjiang Provinces of China. Together these regions have a combined population of more than 376 million people.

Distribution Channels for Beauty Product Lines

During the third quarter 2008, JJB entered into distribution agreements with four beauty product distribution companies to open new distribution lines. Sales to these distributors in 2008 consisted primarily of our HPE Solutions. In order to support the development of this channel, the distribution agreements included an allowance for the promotion and marketing of new Goodnak/Nalefen line of skin care lotions. This allowance is equal to 400,000 RMB (approximately $58,400) for every 1,000,000RMB approximately $146,000) of products ordered, and is earned based on sales over the first six months of the distribution agreements

This allowance was necessary to develop extensive distribution of the Nalefen line. In addition to the allowance described above, the Company granted distributors of the Nalefen line payment terms of 120 days. Cash flow during the three months ended September 30 and December 31, 2008 was adversely affected as a result of the extended terms. The allowances and extended credit terms expired as of January 2009. The existing contracts expired and JJB is currently in negotiations to renew the agreements. As a result, we expect that revenue in the first quarter of 2009 will be adversely impacted. We anticipate that the new lotion formulations will also be sold through these distributors in 2009, when the products are launched.

In addition to China, we believe that some of the beauty products will be good candidates for export to the North American and South American markets. During the fourth quarter of 2008, we entered into an agreement with a U.S. cosmetic laboratory that is assisting in reformulation of the Chinese based formula for the U.S. and South American markets. Subsequent to the reformulation, the products will be tested at a US laboratory for safety and effectiveness. It is estimated that this process will be complete by the end of the third quarter of 2009.

The Current Chinese Economic and Market Environment

We operate in a challenging economic and regulatory environment that has undergone significant changes in technology and in patterns of global trade. The current economic and market environment in China is uncertain. In its January 28, 2009 report, the International Monetary Fund estimated that China’s economy will grow at a rate of approximately 6.7 percent in 2009, as measured by the gross domestic product. In addition, China’s health care spending is projected to increase by nearly 40% to $17.3 billion, with a government proposal to bring universal healthcare to 90% of its 1.3 billion citizens by 2011, as reported by the American Free Press. While this data appears promising, the proposal, however, could result in additional controls over the pricing of certain drugs which could, in turn, negatively impact our business prospects in China and the carrying amount of production rights acquired from YiBo.

Research and Development

In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired.

JJB has been in informal discussion with the local government in Nanchang, Jiangxi Pharmaceutical Research Institute and the Academy of Military Medical Sciences to create a “Cancer Therapeutic & Rapid Test Research and Development” base. The laboratory will use the equipment, facilities and human resources from Jiangxi Pharmaceutical Research institute together with professional guidance from the Academy of Military Medical Sciences. Discussions are in a preliminary stage, and the potential impact on our operations cannot be ascertained at this time.

During the year ended December 31, 2008, we spent $194,693 on research and development related to DR-70 test kit, compared to $28,628 for the same period in 2007. These expenditures were incurred as a result of hiring a laboratory technician and reallocation of existing resources for the development of the new version of DR-70 test kit.

We expect expenditures for research and development to grow in 2009 due to additional staff and consultants needed to support a collaborative agreement with Mayo Clinic to conduct a clinical study for the validation of AMDL’s next generation version of its USFDA-approved DR-70 test kit. Through this validation study, AMDL and Mayo Clinic will perform clinical diagnostic testing to compare AMDL’s DR-70 test kit with a newly developed, next generation test. The primary goal of the study is to determine whether AMDL’s next generation DR-70 test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers. For USFDA regulatory approval on the new test, AMDL intends to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the second or third quarter of 2009. In addition, additional expenses will be incurred for consultants and laboratories for the reformulation of the HPE-based cosmetics as well as laboratories involved in testing the safety and effectiveness of the product.

Cancer Therapeutics

In 2001, AMDL acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. Our CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.

Revenue Recognition — Wholesale Sales.  Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, provided the criteria in the Security and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, (as amended by SAB No. 104) are met.

In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with the Emerging Issues Task Force (“EITF”) EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts have been netted against revenue in the accompanying consolidated statements of operations. Accounts receivable have also been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

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

Revenue Recognition — Direct Distribution.  On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai Jiezheng (formerly known as “Shanghai XiangEn”) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are owned by independent third parties who sell JJB’s products at retail to consumers. Shanghai Jiezheng and JPI collaborated with the owners in re-branding the retail stores as JPGreen Health and Beauty Clinics.

During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. For the twelve months ended December 31, 2008 and 2007, the Company recorded approximately $172,000 and $80,000, respectively, of the up-front fees received as revenues.

To facilitate the development of the JP Green stores that were expected to be owned and operated by the Company, JJB made advances of $594,895 to Shanghai Jiezheng. Funds advanced were intended primarily to purchase equipment needed to establish the retail stores. However, in the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company has decided to pursue a strategy of retail distribution through independent, non-branded stores. In July 2008, Shanghai Jiezheng repaid the Company approximately $146,000 and turned over equipment that had been purchased in anticipation of the expansion, in full settlement

Deferred Taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our consolidated operating results and cash flows from operating activities.

Litigation.  We account for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our consolidated results of operations and cash flows from operating activities.

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

We account for equity awards issued to employees in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Derivative Financial Instruments.  We apply the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivatives within the scope of SFAS 133 must be recorded on the balance sheet at fair value. We issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at December 31, 2008.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues.  For the year ended December 31, 2008, our aggregate net revenues from product sales increased 88.4% to $28,269,796 from $15,009,100 for the same period in 2007.

Corporate

Net revenues for AMDL were $80,222 in 2008 compared to $115,801 in 2007. There was a decrease in revenues from AMDL’s traditional products of approximately $35,600 between 2008 and 2007. This decrease is due to decreased orders for the DR-70 test kits and other OEM products.

With USFDA approval of DR-70 test kit, we expect sales to increase in 2009. We are currently in discussions with distributors for the DR-70 test kit. This distribution agreement would be an exclusive right to distribute within the US and Canada. It is anticipated that a distribution agreement will be in place by the second quarter of 2009.

The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for the year ended December 31, 2008. Sales in 2009 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.

We are currently unable to conduct a marketing program for the DR-70 test kit to a limited supply of one of the key components of the DR- 70 test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 31,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders.

An integral part of our research and development through 2010 is the testing and development of an improved version of the DR-70 test kit. The Company is reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted.

Pilot studies show that the new version could be superior to the current version. It is anticipated that this version will be submitted to the USFDA in the later half of 2010.

China-Wholesale

China-Wholesale’s net revenues were $28,017,170 for the year ended December 31, 2008 as compared to $14,813,299 for the same period in 2007.

Revenues increased 89.1% for the year ended December 31, 2008 as compared to the same period in 2007.

China-Wholesale’s sales by product for the year ended December 31, 2008 were:

Percentage of Sales

HPE Solutions	45.67%
Domperidone Tablet	29.85%
Compound Benzoic Acid and Camphor Solution	3.81%
Diavitamin, Calcium and Lysine Tablets	5.05%
Levofloxacin Lactate Injection	6.94%
Guyanling Tablet	2.45%
GS Solution	2.63%
GNS Solution	1.95%
NaCl Solution	1.13%
Other	0.51%

China-Direct Distribution

The Company received $314,762 in up-front fees from sub-operators of the Jade Healthy Supermarkets. The Company deferred recognition of these fees until opening of these stores. Net revenue included approximately $172,000, and $80,000 of amortized up-front fees for the years ended December 31, 2008 and 2007, respectively.

Gross Profit.  The Company’s gross profit for the year ended December 31, 2008 was $14,754,621 as compared to $8,105,692 for the year ended December 31, 2007.

Corporate

Gross profit decreased approximately 38% to $59,605 for the year ended December 31, 2008 from $96,412 for the year ended December 31, 2007 due to decreased sales volume of the DR-70 test kit.

China-Wholesale

China-Wholesale’s gross profit was $14,522,612 for the year ended December 31, 2008, a 83.2% increase over the same period in 2007 where gross profit was $7,929,280. Gross profit as compared to sales decreased from 54% for the year ended December 31, 2007 to 52% for the year ended December 31, 2008. This decrease can be attributed to a change in the product mix as products shifted away from products reliant on the small injectible manufacturing line to other less profitable products as well as an increase in the cost of raw materials and an increase in manufacturing overhead.

The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of building, land use rights, and manufacturing equipment, amortization of production rights, utilities and repairs and maintenance.

Management anticipates future gross profit margins for China-Wholesale to remain at the same level for the year ending December 31, 2009. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2008. Gross profit could be negatively impacted by potential competing products and overall market acceptance of the Company’s products.

China-Direct Distribution

China-Direct Distribution’s revenues and gross profit for the years ended December 31, 2008 and 2007 was approximately $172,000 and $80,000, respectively.

Research and Development.  In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired.

All research and development costs incurred during the year ended December 31, 2008 were incurred by AMDL. These costs comprised of funding the necessary research and development of the DR-70 test kit for the USFDA, and preparing for submission of DR-70 test kit to the SFDA. During the year ended December 31, 2008, we spent $194,693 on research and development related to the DR-70 test kit, compared to $28,628 for the same period in 2007.

We expect research and development expenditures to increase during of 2009 due to:

•	Additional expenditures for research and development is needed in China for SFDA approval of DR-70 test kit and the need for clinical trials in China for SFDA approval of DR-70 test kit;

•	The need for research and development for an updated version of the DR-70 test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Research and development for the HPE-based cosmetic product.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the Company were $11,249,991 for the year ended December 31, 2008 as compared to $9,869,483 for the year ended December 31, 2007.

Selling, general and administrative expenses are anticipated to increase in 2009 as JPI pharmaceutical sales expands into new distribution agreements and expands it’s distribution base and also due to additional administrative support, and sales and marketing expenses necessary to support new products as well as comply with regulatory requirements.

Corporate

We incurred selling, general and administrative expenses of $9,560,030 in 2008 as compared to $7,539,279 in 2007. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the year ended December 31, 2008 of approximately $1,618,000 for common stock, options and warrants issued to consultants for services and approximately $1,034,000 for options issued to employees and directors. The increase in selling, general and administrative expense incurred is primarily a result of the accrual of amounts due to our former Chief Executive Officer in settlement of his employment contract and extension of the expiration of his options, both upon his retirement. Additionally, executive management salaries for China-Wholesale were paid by Corporate in 2008.

The table below details the major components of selling, general and administrative expenses incurred at Corporate:

	Year Ended December 31,
	2008	2007

Investor relations (including value of warrants/options)	$1,851,033	$2,184,293
Salary and wages (including value of options)	$3,859,506	$2,417,310
Directors fees (including value of options)	$721,874	$909,359
Consulting fees	$104,040	$258,584
Accounting and other professional fees	$972,141	$456,088
Legal	$630,939	$322,585

China-Wholesale

China-Wholesale incurred selling, general and administrative expenses of $1,689,961 for the year ended December 31, 2008 as compared to $2,330,204 for the same period as in 2007. Major components were amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. Selling, general and administrative expenses decreased 27% in 2008 when compared to 2007 expenses. The decrease is attributed to a decrease in advertising and promotion, as distributors of our HPE-based beauty products assumed responsibility for such activities in exchange for discounts granted under the six-month promotional program, reduction in travel for sales staff, and reduced office expenses due to moving JPI into a smaller facility. Additionally, JPI’s executive salaries were paid by Corporate in 2008.

China-Direct Distribution

China-Direct Distribution did not incur selling, general and administrative expenses during the years ended December 31, 2008 and 2007.

Interest Expense.  Interest expense for the years ended December 31, 2008 and 2007 was $426,348 and $377,379, respectively.

Corporate

Interest expense increased to $100,561 for the year ended December 31, 2008 from $3,871 for the year ended December 31, 2007 as a result of the issuance of our 10% Convertible Debt and 12% Senior Notes in 2008.

China-Wholesale

JPI incurred interest expense of $325,787 and $373,508 for the years ended December 31, 2008 and 2007, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations.

Income (Loss) from Operations and Net Income (Loss).  As a result of the factors described above, in the year ended December 31, 2008 the Company’s consolidated net income was $1,180,060 or $0.07 per share, on a fully diluted basis, compared to the year ended December 31, 2007 when the Company’s consolidated net loss was $2,351,754 or ($0.20) per share on a fully diluted basis.

The net loss during the year ended December 31, 2007 was due in part to an increase in selling, general and administrative expenses incurred by the U.S. segment. The majority of the selling, general and administrative expenses were for non-cash expenses of approximately $1,507,000 for the fair value of options granted to employees and directors for services and approximately $2,179,000 for the value of common stock issued to consultants for services.

Liquidity and Capital Resources

From December 31, 2007 to December 31, 2008, our cash and cash equivalents decreased by approximately $3,870,000, primarily due to the repayment of approximately $2.3 million in bank notes in China and the use of an additional $1.5 million in capital investment, working capital, selling, general and administrative expenses incurred by the Company. We manage our cash generated from operations in China and currently transfer funds from JPI and/or JJB to meet our U.S. operating cash needs. We continue to attempt to raise additional debt or equity financing as our operations do not produce sufficient cash to offset the cash drain of growth in pharmaceutical sales and our general operating and administrative expenses. Cash usage continues to exceed cash generation and our US operations require approximately $425,000 per month. To the extent there are no funds available to meet these operating needs, we will have to restrict or discontinue operations.

For the year ended December 31, 2008, cash used in operations was $4,671,024. We generated cash from net income of $1,180,060, increased by non-cash expenses of $1,034,175 related to the fair value of options granted to employees and directors, $1,617,592 related to common stock, warrants and options issued to consultants for services, $1,490,415 for depreciation and amortization, and working capital of $1,569,046 resulting from an increase in accounts payable, accrued expense, accrued salaries and wages and other long-term liabilities and $686,957 resulting from an increase in income taxes payable. These amounts were offset by increases in accounts receivable and inventory of $11,289,276 and $1,013,658, respectively.

The increase in accounts receivable is due to increased sales in the third and fourth quarter of 2008 and the effect of exchange rates. Normal credit terms of 60-90 days are granted to customers. However, 120 day terms have been granted to four distributors due to additional time needed to market Nalefen. Additionally, the Company granted a 40% discount to the four distributors during the first six months of the distribution contracts. The discount period has expired and we are currently negotiating new agreements with these distributors. The extended payment terms and delays in shipping while the renegotiations are taking place will have a materially negative impact on our revenues, net income and cash flow in the first quarter of 2009. At December 31, 2008 and 2007, the collection period for accounts receivables outstanding to all customers averaged 117 and 43 days, respectively, based on average daily sales during the quarter then ended and adjusted for value added tax included in accounts receivable. The increase in the collection period is primarily a result of the extended payment terms, noted above, as well as slower collections resulting from the strained current global economic condition. Management in China has committed to closely monitoring the accounts receivable aging and collection efforts.

The primary reasons for the increase in accounts payable and other accrued expenses are due to business expansion, as well as exchange rate changes. Accrued salaries and wages and other long-term liabilities increased $997,000 due to accrued salaries to management and employees, severance payments and certain benefits due to our former CEO, and bonus payments under the performance equity plan. Income tax payable increased due to increased revenue and profit in China.

Cash used in investing activities for the year was $1,327,532. We purchased property and equipment in the amount of $1,507,476. These investments were primarily related to our attempt to regain GMP certification for JJB’s small injectible manufacturing lines.

Net cash provided by financing activities was $2,075,514 for the year ended December 31, 2008, primarily consisting of the net proceeds of $2,084,401 from the issuance of convertible debt, net proceeds of $856,714 from the issuance of senior debt, net proceeds of $857,271 from the issuance of common stock and net proceeds of $559,530 from the exercise of warrants and options. These increases were offset by payments on notes payable of $2,282,402.

Renovations necessary for GMP recertification of the facility at JJB are almost complete and recertification is expected to be received in the second quarter of 2009. Due to unexpected delays in the recertification process, we were unable to produce the Goodnak injectible product or any of our other small injectible products during most of 2008. We expect to incur additional capital expenditures at our China and U.S. facilities in 2009 in the form of upgrading our information technology systems and additional manufacturing lines as well as upgrading existing manufacturing lines in China to enable additional products to be manufactured. It is anticipated that these projects will be funded primarily through the proceeds of the expected sale of YYB’s manufacturing facilities, and the proceeds received from the military upon relocation of JJB’s facility that is subject to annexation, and secondarily through additional debt or equity financing. In addition to the planned capital expenditures, China will require additional working capital investment to support any growth in sales volume.

Funds will also be necessary in the US to continue our collaboration with the Mayo Clinic for clinical trials of the DR-70 test kit and /or for formulating, testing and advertising expense related to the HPE-based cosmetic line.

Without additional debt or equity financing we will not be able to fund the costs of additional capital expenditures, our working capital needs or additional or new research and development activities. There is no assurance we will be able to generate sufficient funds internally or sell any debt or equity securities to generate sufficient funds for these activities, or whether such funds, if available, will be obtained on terms satisfactory to us. The Company may need to discontinue or delay its capital expenditures, research activities and working capital investment if funds are not available to support management’s operational plans.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred a net loss of $2,351,754 during the year ended December 31, 2007, and had an accumulated deficit of $35,706,837 at December 31, 2008. In addition, we used cash in operations of $4,671,024 and $124,243, during the years ended December 31, 2008, and 2007, respectively.

At April 10, 2009, we had cash on hand in the U.S. and China of approximately $3,715,000. Our operations in China currently generate positive cash from operations, but the availability of any cash from our operations in China and the timing thereof may be uncertain. Our receivables in China have been outstanding for extended periods, and we have experienced increased delays in collection. Our U.S. operations currently require approximately $425,000 per month to fund the cost associated with our general U.S. corporate functions, payment by corporate of the salaries of our executives in China, and the expenses related to the further development of the DR-70 test kit. In lieu of reinvesting all cash flow from Chinese operations in China, currently the necessary funds to meet our cash flow obligations in the U.S. are being transferred from JPI and/or JJB to AMDL in the United States. Assuming (i) JJB & YYB do not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) we do not conduct any full scale clinical trials for the DR-70 test kit or our CIT technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses on a month to month basis as long as JPI or JJB continues to generate enough cash from operations that can be timely sent to the U.S. to meet the cash needs of the Company in the U.S.

The monthly cash requirement does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our DR-70 test kit or expenditures related to further development of our CIT technology, as no significant expenditures are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.

Our near and long-term operating strategies focus on (i) obtaining SFDA approval for the DR-70 test kit, (ii) further developing and marketing DR-70, (iii) funding the growth of JPI’s existing products, (iv) seeking a large pharmaceutical partner for our CIT technology, (v) selling different formulations of HPE-based products in the U.S. and internationally and (vi) introduction of new products. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of a distribution network for our DR-70 test kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product,

(iii) the absence of any commitments or firm orders from our distributors, (iv) possible disruption in producing products in China as a result of relocation of our facilities and/or delays or failure in either the GMP recertification process or the SFDA production license approval process and (v) credit risks associated with new distribution agreements in China. Our limited sales to date for the DR-70 test kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development, complete the acquisition of production rights for new products, fund additional working capital, and conduct clinical trials which may be required to receive SFDA approval are the sale of securities, and cash flow generated from JPI’s operations. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. Additionally, there is no assurance as to whether we will continue to conduct JPI’s operations on a profitable basis or that JPI’s operations will generate positive cash flow. We may need to discontinue a portion or all of its operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities.

These items, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

China Credit Facilities

When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately RMB 38 million, or $4.7 million, (the “KangDa Credit Facility”), which was assumed by JPI through agreement with KangDa. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the Company to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which our Chinese manufacturing facilities are located. Currently, approximately $3.1 million is due and payable on the KangDa Credit Facility. In March, 2009, we entered into an agreement with the bank to extend the due date on approximately $2.5 million (RMB 17.2 million) to December 31, 2009. The remaining $0.6 million debt of YYB is due and payable.

Negotiations continue regarding the credit facility with Banks in China. The delay in obtaining this credit facility is due to a tight credit market due to the general economic market. The credit market is expected to improve in the second half of 2009 at which time JPI will re-evaluate the loan process. Should funding through credit facilities in China become available, it will be used to finance the activities previously enumerated. No assurances can be given that any additional credit facilities will be available from banks in China.

Issuance of Securities for Services

Due to our limited cash resources, we have in the past and recently issues securities for services in lieu of cash to consultants and other providers.

On January 22, 2009, we entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. We granted B&D Consulting 400,000 shares of our common stock in exchange for services, subject to the approval for listing of the shares by the NYSE Alternate US. NYSE Alternext US approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

On February 2, 2009, our Board of Directors authorized the issuance of 12,500 shares of our common stock to an investor relations consultant for services under a consulting agreement, subject to the approval for listing of the shares by the NYSE Alternext US. NYSE Alternext US approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements, however, we have executed certain contractual indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party. We have agreed to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, we have indemnified our lessor for certain claims arising from the use of the facilities. Pursuant to the Sale and Purchase Agreement, we have indemnified the holders of registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, we have agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our primary customers are located in the Peoples Republic of China. As such, all of our transactions with our customers and vendors are denominated in RMB. Since July 2005, the Chinese central bank has benchmarked the RMB against a basket of currencies. As of December 31, 2008, the functional currency of JPI is the RMB and AMDL is the U.S. Dollar.

In the past, the value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Historically, the Chinese government benchmarked the RMB exchange ratio against the United States dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk.

Given the volatility of the U.S. dollar relative to other world currencies included in the basket of currencies against which the RMB is benchmarked, we are subject to foreign currency exchange rate fluctuation risk. Historically, the risk has been insignificant, as there have been limited transactions between China and other countries, and our investment in China is considered permanent in nature. However, no assurances can be given that the risks related to currency deviations of the RMB will not increase in the future. Additionally, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Item 8.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMDL, Inc.

We have audited the accompanying consolidated balance sheets of AMDL, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMDL, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company incurred a significant operating loss in 2007 and negative cash flows from operations through December 31, 2008, and has an accumulated deficit at December 31, 2008. These items raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
April 15, 2009

AMDL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,287,283	$6,157,493
Accounts receivable, net	14,506,302	2,954,902
Inventories	1,987,833	921,135
Prepaid consulting	89,773	872,688
Prepaid expenses and other current assets	997,598	1,248,637

Total current assets	19,868,789	12,154,855
Property and equipment, net	13,452,247	11,672,462
Intangible assets, net	5,358,763	5,615,312
Note receivable	—	574,123
Other assets	4,072,432	2,850,426

Total assets	$42,752,231	$32,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,087,394	$1,441,239
Accrued salaries and wages	881,737	238,397
Income taxes payable	686,829	59,332
Deferred revenue	87,538	246,758
Current portion of notes payable, net of debt discount	3,128,765	5,159,939

Total current liabilities	6,872,263	7,145,665
Other long-term liabilities	353,811	—
Notes payable, net of current portion and debt discount	581,305	—

Total liabilities	7,807,379	7,145,665

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,006,074 and 15,079,528 shares issued at December 31, 2008 and 2007, respectively; 15,826,074 and 14,979,528 shares outstanding at December 31, 2008 and 2007, respectively	15,826	14,980
Additional paid-in capital	68,192,411	61,525,001
Accumulated other comprehensive income	2,443,452	1,068,429
Accumulated deficit	(35,706,837)	(36,886,897)

Total stockholders’ equity	34,944,852	25,721,513

Total liabilities and stockholders’ equity	$42,752,231	$32,867,178

See accompanying notes to consolidated financial statements.

AMDL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007

Gross revenues	$33,624,148	$15,009,100
Sales promotion discounts	5,354,352	—

Net revenues	28,269,796	15,009,100
Cost of sales	13,515,175	6,903,408

Gross profit	14,754,621	8,105,692

Operating expenses:
Research and development	194,693	28,628
Selling, general and administrative	11,249,991	9,869,483

	11,444,684	9,898,111

Income (loss) from operations	3,309,937	(1,792,419)

Other income (expense):
Other income (expense), net	19,984	(18,856)
Interest expense	(426,348)	(377,379)

Total other expense, net	(406,364)	(396,235)

Income (loss) before provision for income taxes	2,903,573	(2,188,654)
Provision for income taxes	1,723,513	163,100

Net income (loss)	1,180,060	(2,351,754)
Other comprehensive gain:
Foreign currency translation gain	1,375,023	1,090,157

Comprehensive income (loss)	$2,555,083	$(1,261,597)

Basic income (loss) per common share	$0.08	$(0.20)

Diluted income (loss) per common share	$0.07	$(0.20)

Weighted average common shares outstanding — basic	15,608,697	11,718,586

Weighted average common shares outstanding — diluted	18,337,162	11,718,586

See accompanying notes to consolidated financial statements.

AMDL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2008 and 2007

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, January 1, 2007	10,095,697	$10,096	—	$—	$47,209,931	$(21,728)	$(34,535,143)	$12,663,156
Common stock issued for cash, net of issuance costs of $1,543,780	4,038,128	4,038	—	—	9,985,759	—	—	9,989,797
Exercise of warrants and options	155,703	156	—	—	418,541	—	—	418,697
Common stock issued for consulting services	690,000	690	—	—	2,333,160	—	—	2,333,850
Stock-based employee and director compensation	—	—	—	—	1,507,310	—	—	1,507,310
Estimated fair market value of warrants and options issued to third parties for services	—	—	—	—	70,300	—	—	70,300
Translation gain	—	—	—	—	—	1,090,157	—	1,090,157
Net loss	—	—	—	—	—	—	(2,351,754)	(2,351,754)

Balance, December 31, 2007	14,979,528	14,980	—	—	61,525,001	1,068,429	(36,886,897)	25,721,513
Beneficial conversion feature related to Convertible Debt	—	—	—	—	2,635,000	—	—	2,635,000
Common stock issued for cash, net of issuance costs of $142,729	323,626	323	—	—	856,948	—	—	857,271
Exercise of warrants net of commissions of $29,600	252,733	253	—	—	559,277	—	—	559,530
Common stock issued for consulting services	270,187	270	—	—	706,780	—	—	707,050
Stock-based employee and director compensation	—	—	—	—	1,034,175	—	—	1,034,175
Estimated fair value of warrants issued to brokers and note holders for debt issuances	—	—	—	—	768,604	—	—	768,604
Estimated fair value of warrants and options issued to third parties for services	—	—	—	—	106,626	—	—	106,626
Translation gain	—	—	—	—	—	1,375,023	—	1,375,023
Net income	—	—	—	—	—	—	1,180,060	1,180,060

Balance, December 31, 2008	15,826,074	$15,826	—	$—	$68,192,411	$2,443,452	$(35,706,837)	$34,944,852

See accompanying notes to consolidated financial statements.

AMDL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$1,180,060	$(2,351,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,490,415	1,265,782
Amortization of debt issuance costs	12,386	—
Fair market value of options granted to employees and directors for services	1,034,175	1,507,310
Fair market value of common stock, warrants and options expensed for services	1,617,592	2,179,089
Changes in operating assets and liabilities:
Accounts receivable	(11,289,276)	(986,262)
Related party account with Jade Capital	(47,375)	—
Inventories	(1,013,658)	(155,270)
Prepaid consulting, expenses and other assets	261,059	(1,600,348)
Accounts payable, accrued expenses, accrued salaries and wages and other long-term liabilities	1,569,046	(281,061)
Income taxes payable	686,957	59,332
Deferred revenue	(172,405)	238,939

Net cash used in operating activities	(4,671,024)	(124,243)

Cash flows from investing activities:
Purchase of property and equipment	(1,507,476)	(2,536,163)
Funds advanced to KangDa (Note 14)	(635,386)	—
Repayment of funds from KangDa (Note 14)	655,471	—
Purchase of product licenses	—	(2,561,773)
Payments received from (cash invested in) notes receivable (Note 1)	159,859	(574,123)

Net cash used in investing activities	(1,327,532)	(5,672,059)

Cash flows from financing activities:
Payments on notes payable	(2,282,402)	(135,215)
Proceeds from issuance of Convertible Debt, net of cash offering costs of $425,599	2,084,401	—
Proceeds from issuance of Senior Notes, net of cash offering costs of $220,786	856,714	—
Proceeds from issuance of common stock, net of cash offering costs of $142,729 and $1,543,780 in 2008 and 2007, respectively	857,271	9,989,797
Proceeds from the exercise of warrants and options, net of commission and expenses of $29,600 in 2008 and $- in 2007	559,530	418,697

Net cash provided by financing activities	2,075,514	10,273,279

Effect of exchange rates on cash and cash equivalents	52,832	95,543

Net change in cash and cash equivalents	(3,870,210)	4,572,520
Cash and cash equivalents, beginning of year	6,157,493	1,584,973

Cash and cash equivalents, end of year	$2,287,283	$6,157,493

See Note 1 to consolidated financial statements for supplemental cash flow information and non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The predecessor to AMDL, Inc. (the “Company” or “AMDL”) was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.

Since inception, the Company has been engaged in the commercial development of and the obtaining of various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (“DR-70”) to detect the presence of multiple types of cancer.

On September 28, 2006, the Company acquired 100% of the outstanding shares of Jade Pharmaceutical, Inc. (“JPI”). JPI operates primarily through two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). Through JPI, the Company manufactures and distributes generic, homeopathic, and over-the-counter pharmaceutical products, beauty products and supplements in China.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,351,754, during the year ended December 31, 2007, and had an accumulated deficit of $35,706,837 at December 31, 2008. In addition, the Company used cash in operations of $4,671,024 and $124,243, during the years ended December 31, 2008, and 2007, respectively

At April 10, 2009, the Company had cash on hand in the U.S. and China of approximately $3,715,000. The Company’s operations in China currently generate positive cash from operations, but the availability of any cash from the Company’s operations in China and the timing thereof may be uncertain. The Company’s receivables in China have been outstanding for extended periods, and the Company has experienced delays in collection. The amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses on a month to month basis as long as JPI and/or JJB continues to generate enough cash from operations which can be timely sent to the U.S. to meet operating expenses in the U.S. No assurances can be given that the Company’s China pharmaceutical operations will generate enough cash to meet the Company’s cash needs in the U.S. to pay continuing obligations when due or enable the Company to continue to operate its business.

The Company’s U.S. operations currently require approximately $425,000 per month to fund the cost associated with corporate functions, including the salaries of its executives in China which are paid by corporate, and the further development of the DR70 test kit. In lieu of reinvesting all cash flow from Chinese operations in China, currently the necessary funds to meet our cash flow obligations in the U.S. are being transferred from JPI and/or JJB to AMDL in the United States. Assuming (i) JJB and YYB do not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) the Company does not conduct any full scale clinical trials for the DR-70 test kits or the CIT technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is expected to be sufficient to meet the Company’s projected operating expenses on a month to month basis as long as JPI or JJB continues to generate enough cash from operations that can be timely sent to the U.S. to meet the cash needs of the Company in the U.S.

The monthly cash requirement does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the DR-70 test kit or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.

Management’s near and long-term operating strategies focus on (i) obtaining SFDA approval for the DR-70 test kit, (ii) further developing and marketing the DR-70 test kit, (iii) funding the growth of JPI’s existing products, (iv) seeking a large pharmaceutical partner for the Company’s CIT technology, (v) selling different formulations of HPE-based products in the U.S. and internationally, and (vi) introduction of new products. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of a distribution network for our DR-70 test kits, (ii) the early stage of development of our CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from the Company’s distributors, (iv) possible disruption in producing products in China as a result of relocation of the Company’s facilities and/or delays or failure in either the GMP recertification process or the SFDA production license approval process, and (v) credit risks associated with new distribution agreements in China. The Company’s limited sales to date for the DR-70 test kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims (See Note 9), the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional research and development, complete the acquisition of production rights for new products, fund additional working capital, and conduct clinical trials which may be required to receive SFDA approval are the sale of securities, and cash flow generated from JPI’s operations. Management is actively seeking additional debt and/or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. Additionally, there is no assurance as to whether the Company will continue to conduct JPI’s operations on a profitable basis or that JPI’s operations will generate positive cash flow. The Company may need to discontinue a portion or all of its operations if it is unsuccessful in generating positive cash flow or financing its operations through the issuance of securities.

These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of AMDL, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Reclassifications have been made to prior year consolidated financial statements in order to conform the presentation to the statements as of and for the period ended December 31, 2008. Accrued salaries and wages have been segregated from accounts payable and accrued expenses due to the increased significance of the balance at December 31, 2008.

Revenue Recognition — Wholesale Sales

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

In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel.

Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts have been netted against revenue in the accompanying consolidated statements of operations. Accounts receivable have also been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

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

Revenue Recognition — Direct Distribution

On June 14, 2007, JPI (through JJB) entered into an agreement and letter of intent with Shanghai Jiezheng (formerly known as Shanghai XiangEn) to begin direct distribution of pharmaceutical products through retail stores. The retail stores are owned by independent third parties who sell JJB’s products at retail to consumers. Shanghai Jiezheng and JPI collaborated with the owners in re-branding the retail stores as JPGreen Health and Beauty Clinics.

During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. The Company recorded $172,404 and $80,000, respectively, of the up-front fees received as revenues for 2008 and 2007, respectively. In the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company decided to abandon the JP Green store concept and pursue a strategy of retail distribution through independent, non-branded stores. Although the Company does not expect any significant additional involvement in the operations of the eight sub-operators, the up-front fees will continue to be amortized over the two-year contract period. Deferred revenue related to the up-front fees amounted to $87,538 and $246,758 at December 31, 2008 and 2007, respectively.

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

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Yuan Renminbi (“RMB”). The balance sheet accounts of JPI are translated into United States dollars from RMB at year end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a component of stockholders’ equity. Translation gains of

$1,375,023 and $1,090,157 for 2008 and 2007, respectively, are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

Research and Development

Internal research and development costs are expensed as incurred. Non-refundable third party research and development costs are expensed when the contracted work has been performed.

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

Intangible Assets

Intangible assets consist of intellectual property, production rights, land use rights, non-compete agreements, customer relationships and trade name and logo (see Note 4).

Intellectual Property

The Company owns intellectual property rights and an assignment of a US patent application for its CIT technology. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The purchase price is being amortized over the expected useful life of the technology, which the Company determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life.

Production Rights

The Company acquires production rights from the SFDA to manufacture generic medicines in China. The Company acquires technical information regarding the generic drugs from a collaborative partner that is engaged in the development and testing of such drugs. If the Company is unable to obtain SFDA approval to manufacture a particular drug, its collaborative partner has agreed to provide an alternate drug production candidate at no additional cost. Payments made to the Company’s collaborative partner in association with the acquisition of production rights from the SFDA are amortized on a straight-line basis over 10 years, which the Company has estimated as the economic life of the related products.

Land Use Rights

The Company leases certain parcels of land from the Chinese government for original terms ranging from 40 to 50 years. Land use rights are amortized on the straight-line basis over the weighted-average remaining lease terms of 33 years.

Non-Compete Agreements

Non-compete agreements were entered into with Jade and certain of its officers. The non-compete are amortized over their 5-year term using the straight-line method.

Customer Relationships

In connection with the acquisition of JPI, the Company allocated a portion of the purchase consideration to the estimated fair value attributable to customer relationships. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful life of 7 years.

Trade Name and Logo

In connection with the acquisition of JPI, the Company allocated a portion of the purchase consideration to the estimated fair value attributable to trade names and logos. These intangible assets are amortized on the straight-line basis over their estimated useful life of 10 years.

Notes Receivable

The Company advanced approximately $595,000 in 2007 to Shanghai Jiezheng in order to facilitate the development of retail stores that were expected to be owned and operated by the Company. Funds advanced were intended primarily to purchase equipment needed to establish the retail stores. The note receivable was unsecured, non-interest bearing and had no stated due date.

In 2008, the Company decided to abandon the JP Green store concept and pursue a strategy of retail distribution through independent, non-branded stores. In July 2008, Shanghai Jiezheng repaid the Company approximately $146,000 and turned over equipment that had been purchased in anticipation of the expansion, in full settlement of the advances. The equipment, valued at approximately $472,451 and included in property and equipment in the consolidated balance sheet, was placed in customer store locations and is used to promote sales of the Company’s products. Cumulative cash repayments on the note amounted to approximately $160,000 in 2008.

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

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Risks and Uncertainties

Manufacturing and Distribution Operations in China

JJB, YYB, and Golden Success, a minimally active shell corporation acquired in 2008, operate as wholly owned foreign enterprises (“WFOE”) in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.

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

The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Historically, the Chinese government has benchmarked the RMB exchange ratio against the United States dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk; however, no assurances can be given that the risks related to currency deviations of the RMB will not increase in the future. Additionally, the RMB is not freely convertible into foreign currency. All foreign exchange transactions must take place through authorized institutions and are subject to various currency exchange, corporate and tax regulations.

Regulatory Environment

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Prior to July 3, 2008, the Company was not permitted to sell the DR-70 test kit in the U.S. except on a “research use only” basis, as regulated by the USFDA. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its DR-70 test kit or that they will not be withdrawn.

Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its DR-70 test kit. In May 2002, the Company decided to begin the USFDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market the DR-70 test kit as an aid in monitoring patients with colorectal cancer. On July 3, 2008, the Company received a letter of determination from the USFDA that the DR-70 test kit was “substantially equivalent” to the existing predicate device being marketed. The letter grants the Company the right to market the DR-70 test kit as a device to monitor patients who have been previously diagnosed with colorectal cancer.

Although the Company has obtained approval from the USFDA to market the then current formulation of the DR-70 test kit, it has been determined that one of the key components of the DR-70 test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. There are currently enough DR-70 test kit components to perform approximately 1.2 million individual tests (31,000 test kits) over the next 12-18 months. Based on current and anticipated orders, this supply is adequate to fill all orders. The Company now anticipates that it will attempt to locate a substitute anti-fibrinogen-HRP and perform additional quality assurance testing in order to create a significant supply of the current version of the DR-70 test kit.

Part of the Company’s research and development efforts through 2010 will include the testing and development of an enhanced and improved version of the DR-70 test kit. Pilot studies show that the new version could be superior to the current version. The Company is currently in negotiations with a third party to take the lead on necessary clinical studies. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.

In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of the DR-70 test kit without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where the DR-70 test kit is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but even though USFDA approval of a limited supply formulation of the DR-70 test kit has been received, there can be no assurances that JPI will obtain approval for marketing the DR-70 test kit in China or what the timing thereof may be. The estimated time to complete the SFDA approval process is a year and a half to two years.

In order to comply with the new SFDA guidelines, in September of 2008, the Company retained Jyton & Emergo Medical Technology, a China based company to:

•	Compile technical file and prepare clinical protocol;

•	Clinical trial preparation and design;

•	Clinical trial supervision and monitoring;

•	When appropriate, apply for SFDA approval.

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

The Company has employee compensation plans under which various types of stock-based instruments are granted. The Company accounts for its share-based payments in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. However, the impact under the treasury stock method of dilutive stock options and warrants would have been incremental shares of 451,271 for the year ended December 31, 2007.

The following table sets for the calculation of basic and diluted earnings per share:

	2008	2007

Numerator:
Net income (loss)	$1,180,060	$(2,351,754)
Numerator for basic per share amounts — income available (loss attributable) to common stockholders	$1,180,060	$(2,351,754)
Interest on Convertible Debt	73,581	—

Numerator for diluted per share amounts	$1,253,641	$(2,351,754)

Denominator:
Denominator for basic per share amounts — weighted-average shares	15,608,697	11,718,586
Effect of dilutive securities:
Options and warrants — dilutive potential common shares calculated using the treasury stock method	573,593	—
Incremental shares from assumed conversion — Convertible Debt	2,154,872	—

Denominator for diluted per share amounts	18,337,162	11,718,586

Basic income (loss) per common share	$0.08	$(0.20)

Diluted income (loss) per common share	$0.07	$(0.20)

Diluted income per share excludes the impact of 7,436,107 options and warrants because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the year ended December 31, 2008.

The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the year ended December 31, 2008 is $1.20 per share, based on the conversion price that would have been in effect and the interest accrued through December 31, 2008. The potentially dilutive effect of 1,077,436 warrants issuable upon conversion of the debt is considered in the calculation of earnings per share using the treasury stock method, based on the exercise price that would have been in effect had the warrants been issued on December 31, 2008. All such warrants have been excluded from the calculation because the minimum exercise price of such warrants exceeds the average market price of the Company’s common stock during the year ended December 31, 2008.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

At December 31, 2008 and 2007, the Company has accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, assessments regarding the realization of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, assessment and valuation of derivatives related to Convertible Debt, and valuation of options, warrants and deferred tax assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

Derivative Financial Instruments

The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivatives within the scope of SFAS 133 must be recorded on the balance sheet at fair value. The Company issued Convertible Debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by Convertible Debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at December 31, 2008.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $56,000 and $524,500 for the years ended December 31, 2008 and 2007, respectively.

Concentrations of Credit Risk

Cash

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of December 31, 2008, the Company had approximately $653,000 in excess of the current limit of $250,000. Additionally, the Company held approximately $1,490,000 in uninsured cash accounts at its foreign subsidiaries.

Customers

The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve of doubtful accounts and sales returns of $73,446 and $91,389 at December 31, 2008 and 2007, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of December 31, 2008, amounts due from six customers, each with receivables in excess of 10% of accounts receivable, comprised 19%, 13%, 12%, 12%, 11% and 11% of outstanding accounts receivables. No customers had balances in excess of 10% of accounts receivable at December 31, 2007. For the years ended December 31, 2008 and 2007, sales to one customer comprised 17% and 20% of net revenues, respectively.

Historically, the majority of the Company’s customers were in the pharmaceutical industry. Consequently, there has been a concentration of receivables and revenues within that industry, which is subject to normal credit risk. Beginning in the third quarter of 2008, the Company entered into contracts with three new customers and a fourth contract with an existing customer for the regional distribution of Goodnak based beauty products, marketed under the brand name Nalefen, within China. The new customers specialize in the distribution of cosmetic products. Sales of the beauty products to the new customers represented approximately 19% of the Company’s net revenue for the year ended December 31, 2008. Although the Company has limited history with customers in the cosmetic distribution industry, management considers the industry to be subject to normal credit risk.

Supplemental Cash Flow Information

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$332,233	$276,045

Cash paid during the period for taxes	$2,562,485	$108,199

Supplemental disclosure of non-cash activities:
Fair market value of common stock recorded as prepaid consulting	$527,801	$1,893,600

Fair value of warrants issued for services, included in prepaid expense	$83,875	$—

Derivative asset recorded in issuance of Convertible Debt	$125,000	$—

Broker warrants issued in connection with Convertible Debt	$209,167	$—

Broker and noteholder warrants issued in connection with Senior Debt	$559,438	$—

Receipt of machines as partial settlement of note receivable	$472,451	$—

Increase in debt and fixed assets due to purchase price adjustment	$—	$214,617

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company has not yet determined the effect that the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

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

In November 2007, the FASB’s Emerging Issues Task Force (“EITF”) ratified Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”) which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions of EITF 07-1; however, it does not anticipate the adoption of EITF 07-1 will have a material effect on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the potential impact of adopting SFAS No. 141(R) on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP No. 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not currently expect the adoption of SFAS No. 162 to have a material impact on the consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007

Raw materials	$846,084	$620,128
Work-in-process	68,084	17,331
Finished goods	1,073,665	283,676

	$1,987,833	$921,135

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007

Building and improvements	$9,792,852	$7,397,254
Machinery and equipment	4,233,129	3,503,968
Office equipment	431,049	164,467
Lab equipment	12,372	12,371
Construction in progress	1,229,319	1,791,318

	15,698,721	12,869,378
Less accumulated depreciation	(2,246,474)	(1,196,916)

	$13,452,247	$11,672,462

Depreciation expense was $962,075 and $828,529 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2008:

			Effect of
	Gross		Foreign
	Carrying	Accumulated	Currency
	Value	Amortization	Translation	Net

Assets subject to amortization:
Intellectual property	$2,000,000	$(741,667)	$—	$1,258,333
Production rights	1,916,622	(318,986)	154,007	1,751,643
Land use rights	1,405,829	(102,963)	209,839	1,512,705
Non-compete agreements	324,415	(163,652)	32,483	193,246
Customer relationships	214,328	(77,904)	26,569	162,993
Trade name and logo	530,829	(129,041)	78,055	479,843

	$6,392,023	$(1,534,213)	$500,953	$5,358,763

Intangible assets consist of the following at December 31, 2007:

			Effect of
	Gross		Foreign
	Carrying	Accumulated	Currency
	Value	Amortization	Translation	Net

Assets subject to amortization:
Intellectual property	$2,000,000	$(641,667)	$—	$1,358,333
Production rights	1,916,622	(113,985)	38,725	1,841,362
Land use rights	1,405,829	(49,304)	111,645	1,468,170
Non-compete agreements	324,415	(90,269)	17,488	251,634
Customer relationships	214,328	(42,960)	15,153	186,521
Trade name and logo	530,829	(67,888)	46,351	509,292

	$6,392,023	$(1,006,073)	$229,362	$5,615,312

During the years ended December 31, 2008 and 2007, amortization expense totaled $528,340 and $437,273 respectively. Estimated amortization expense for the next five years, assuming stable foreign exchange rates and no future acquisitions of intangible assets, is as follows:

Years Ending December 31,

2009	$529,684
2010	529,684
2011	499,361
2012	455,153
2013	446,280

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for its CIT technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada (see Note 1). During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if either of the lawsuits is successful (see Note 9).

As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of products developed with our CIT technology. The Company has not paid any royalties to Dr. Chang to date as there have been no sales of such products.

NOTE 5 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2008	2007

Material deposits	$627,390	$617,661
Other receivables	—	498,726
Due from related parties	10,569	9,764
Current deferred tax asset	92,798	—
Other	266,841	122,486

	$997,598	$1,248,637

Other assets consist of the following:

	December 31,
	2008	2007

Deposits, primarily product licenses	$3,000,354	$2,827,526
Debt issuance costs (Note 7)	906,408	—
Convertible Debt derivative (Note 7)	125,000	—
Refundable deposits	40,670	22,900

	$4,072,432	$2,850,426

Revenues have not yet been generated from the product licenses included in other assets. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.

NOTE 6 — INCOME TAXES

AMDL, Inc. and subsidiaries are included in a consolidated Federal income tax return. The Company’s international subsidiaries file various income tax returns in their tax jurisdictions. The provision for income taxes is as follows:

	2008	2007

Current:
Federal	$—	$—
State	1,000	1,000
Foreign	1,815,000	162,000

Total current	1,816,000	163,000
Deferred:
Foreign	(92,000)	—

Provision for income taxes	$1,724,000	$163,000

The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	2008	2007

United States	$(9,794,491)	$(7,470,450)
Foreign	12,698,064	5,281,796

	$2,903,573	$(2,188,654)

The income tax expense for 2008 and 2007 relates to payments made to foreign tax jurisdictions and state minimum fees. The Company’s Chinese operations operate under tax holiday and incentive programs. JJB was granted a 100% waiver on corporate income taxes in China for years 2006 and 2007, and a 50% waiver of income taxes for 2008 through 2010. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government. The net impact of these tax holiday and incentive programs was to increase the Company’s net income in 2008 by approximately $1,479,000 and decrease the Company’s net loss by $2,029,000 in 2007 ($0.09 and $0.17 per share, basic and $0.08 and $0.17 fully diluted in 2008 and 2007, respectively).

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the years ended December 31:

	2008	2007

Computed tax benefit at federal statutory rate	$987,000	$(744,000)
State income tax benefit, net of federal benefit	1,000	1,000
Foreign earnings taxed at different rates	(2,609,000)	(1,639,000)
Stock issuances	640,000	718,000
Valuation allowance on federal tax benefit	2,685,000	1,609,000
Other	20,000	218,000

	$1,724,000	$163,000

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax asset:
Net operating loss carryforwards	$13,288,000	$11,685,000
Expenses recognized for granting of options and warrants	2,036,000	1,752,000
Tax credit carryforwards	216,000	206,000
Other temporary differences	408,000	—

Total gross deferred tax asset	15,948,000	13,643,000
Valuation allowance	(15,663,000)	(13,450,000)

Net deferred tax asset	285,000	193,000
Deferred tax liabilities:
Depreciation	(193,000)	(193,000)

Total deferred tax liabilities	(193,000)	(193,000)

Net deferred tax asset	$92,000	$—

The net deferred tax asset of $92,000 at December 31, 2008 is related to temporary differences between book and taxable income recorded at JJB and is included in prepaid expense and other current assets in the accompanying consolidated balance sheet. The Company records a valuation allowance to reduce the carrying value of the net deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance increased by approximately $2,213,000 and $1,413,000 during the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company has net operating loss carryforwards of approximately $32.8 million and $23.3 million available to reduce federal and state taxable income, respectively. The federal and state net operating loss carryforward expire on various dates through 2023, unless previously utilized. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital. The Company has research and development tax credit carryforwards of approximately $95,000 and $121,000 to reduce federal and state income tax, respectively. The federal research and development tax credits will begin to expire in 2022, unless previously utilized. The Company’s California research and development tax credit carryforwards do not expire and will carryforward indefinitely until utilized. Any net operating loss or credit carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

As of December 31, 2008, the Company did not provide for deferred United States income taxes or foreign withholding taxes on a cumulative total of $16.5 million of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

On January 1, 2007 the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company increased its liability for unrecognized tax benefits by approximately $123,000, offsetting the valuation allowance on net deferred tax assets. Interest or penalties have not been accrued at December 31, 2008 or 2007. If tax benefits are ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability because they are offset by net operating loss carryforwards) follows:

	2008	2007

Unrecognized Tax Benefits:
Balance at beginning of year	$123,000	$—
Increases for tax positions taken during the current period	10,000	123,000
Decrease for tax positions taken in prior years, net	(81,000)	—

Balance at end of year	$52,000	$123,000

The Company is no longer subject to U.S. federal and state income tax examinations for years before 2005 and 2004, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. There is no time limitation on tax examinations in the PRC. The Company is not currently under Internal Revenue Service, state, or foreign tax examinations.

Value Added Tax Payable

The Company is subject to a value added tax (“VAT”) at a rate of 17% on all product sales in the PRC. The VAT payable on product sales is computed net of VAT paid on purchases by the Company in the PRC.

NOTE 7 — NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2008	2007

Convertible Debt, net of unamortized discount, inclusive of bonus interest, of $3,762,000 and $0 at December 31, 2008 and 2007, respectively	$—	$—
Senior Notes payable, net of unamortized discount of $496,195 and $0 at December 31, 2008 and 2007, respectively	581,305	—
Bank debt	3,128,765	5,159,939

	$3,710,070	$5,159,939

Convertible Debt

In September 2008, the Company issued $2,510,000 of Convertible Debt securities (the “Convertible Debt”). The Convertible Debt bears interest at a coupon rate of 10%, and is due in September 2010 or upon a change in control of the Company or certain other events of default, as defined. However, if the Convertible Debt has not been converted to common stock at the maturity date, the holder will be entitled to receive bonus interest equal to 50% of the face value of the note, in addition to the coupon rate of interest. In the event of a change of control or bankruptcy, interest due is limited to the 10% coupon rate. Interest is payable at maturity. The Convertible Debt is unsecured and is junior in priority to the Senior Notes.

The terms of conversion allow that if the Company completes a registered public offering of at least $25 million (a “Qualified Financing”), all principal and accrued interest will automatically be converted into the Company’s common stock at a conversion price of $1.20, provided that the conversion shares to which the Convertible Debt holders shall be entitled to receive shall either have been registered for sale or salable under provisions of the Securities Act. If the Convertible Debt is not mandatorily converted upon a Qualified Financing, the maturity date of the notes will be accelerated to the closing date of the Qualified Financing. In the event of a forced conversion into common shares resulting from a Qualified Financing, holders of the Convertible Debt will be subject to a lock-up on any remaining shares not sold in the offering for ninety (90) days after the public offering. Upon conversion, the holders will be entitled to receive five year warrants to purchase a number of common shares equal to 50% of the shares issued upon conversion, with an exercise price of 120% of Company’s common share price on the conversion date, however, in no case will the exercise price be less than $2.80. Holders of Convertible Debt may voluntarily covert any or all of the principal and interest due under the same terms noted above, with the exception that the shares may have resale restrictions. The shares of common stock issuable upon a voluntary conversion of the Convertible Debt carry so-called “piggy-back” registration rights should the Company file a registration statement in the future.

The Company has the right to call the Convertible Debt if the market value of the Company’s stock exceeds $6.18 for five consecutive days, provided that the note holders have the right to convert the debt to common shares within a stated period after notice of the Company’s intent to repay the debt has been delivered.

In accordance with SFAS 133, the Company established a debt premium and derivative asset relative to the limitations on bonus interest that will occur upon a change in control or bankruptcy. The initial fair value of the derivative asset of $125,000 was based on a probability assessment of the payment alternatives. The derivative asset is included in other assets in the consolidated balance sheet at December 31, 2008. In accordance with EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company also established a debt discount and a related credit to additional paid-in capital in the amount of $2,635,000, representing the value of the beneficial conversion feature inherent in the Convertible Debt, as limited to the face amount of the debt and the premium related to the derivative asset. Accordingly, the initial carrying value of the Convertible Debt, after allocation of the beneficial conversion feature to additional paid in capital, was $0. The net debt discount is being accreted over the life of the debt using the effective-interest method, such that the carrying value of the debt at maturity will include bonus interest payable. The effective interest rate used to record the accretion is 1,041%. The accretion was immaterial for the year ended December 31, 2008. The Company expects to record $18,000 and $3,744,000 of interest expense related to discount accretion for the years ended December 31, 2009 and 2010, respectively, assuming the debt is not converted to common stock.

The Company incurred debt issuance costs of $634,765 in association with the Convertible Debt, including $209,167 related to the issuance of 209,167 warrants issued to brokers. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 95% (iii) weighted-average risk-free interest rate of 2.59%, and (iv) weighted-average expected life of 5 years. Those costs are included in other assets in the consolidated balance sheet at December 31, 2008, and are being amortized over the life of the debt using the effective interest method and an effective interest rate of 176%. Amortization of debt costs was immaterial for the year ended December 31, 2008. The Company expects to record $3,000 and $632,000 of amortization expense for the years ended December 31, 2009 and 2010, respectively.

Senior Notes Payable

In December 2008, in the first closing of the 12% Senior Note offering, the Company issued units consisting of $1,077,500 principal amount of 12% Senior Promissory Notes (“Senior Notes”) and five year warrants to purchase a total of 862,000 shares of the Company’s common stock at $1.00 per share. The Senior Notes bear interest at a rate of 12% per annum, payable semi-annually on June 1st and December 1st of each year after issuance. The Senior Notes mature on the earlier of December 8, 2010 or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions. Certain events accelerate the maturity of the Senior Notes, including a change in control, bankruptcy or legal judgment. The Senior Notes are unsecured, and are senior to the Convertible Debt. The Company is not permitted to issue additional notes or evidence of indebtedness that are senior in priority to the Senior Notes, however, the Company was permitted to issue notes up to an aggregate principal amount of $2,500,000 which are of equal priority with the Senior Notes. In January, 2009 the Company completed the second and final closing of the Senior Notes (See note 15).

The Company incurred debt issuance costs of $271,644 and debt discounts of $508,580 in association with the Senior Notes, including $50,858 and $508,580, respectively, related to the issuance of 86,200 and 862,000 warrants for the purchase of the Company’s common stock at $1 per share, issued to brokers and Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 97% (iii) weighted-average risk-free interest rate of 2.10%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2008. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method and an effective interest rate of 66%. Amortization of the debt discount and debt issuance cost aggregated $12,385 for the year ended December 31, 2008.

In connection with the 12% Senior Note offering, the Company agreed to file a registration statement by July 31, 2009 with the Securities and Exchange Commission on Form S-3 covering the secondary offering and resale of the Warrant Shares sold in the 12% Senior Note offering. In the event the registration statement is not declared effective prior to October 31, 2009, or does maintain effectiveness, the Company must issue additional warrants in an amount equal to 1% of the warrant shares per month, up to a maximum of 6% (or warrants to purchase up to 56,892 shares), issuable upon exercise of the warrants subject to registration. Based upon management’s consideration of the likelihood of completing the required registration, the Company has not accrued any liability related to the additional warrants issuable pursuant to the registration rights agreement. If it becomes probable that the Company will be required to issue additional warrants, the estimated value of the warrants will be recognized in earnings pursuant to FSP EITF 00-19-2 Accounting for Registration Payment Arrangements.

Bank Debt

At December 31, 2008, the Company had RMB denominated indebtedness equal to $3,128,765 (RMB 21.4 million) owed to two financial institutions, representing working capital and construction advances made to

JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.3% — 9.5% per annum.

The Company acquired JPI and its subsidiaries in September 2006 from Jade Capital Group Limited (“Jade”). Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“KangDa”), and the subsequent sale of those assets and liabilities to the Company, KangDa had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and KangDa, Jade assumed bank loans of $4,667,000, and KangDa continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment by JPI of the loans under their original terms through December 31, 2008, however, this agreement has not been formalized in writing.

In March 2008, the Company agreed to repay RMB 17.1 million ($2,412,145) of mature loans to the bank by the second quarter of 2008. The Company made payments totaling RMB 16.2 million ($2,282,402) in the year ended December 31, 2008. In March, 2009, the Company and the bank agreed to extend the due date on approximately $2.5 million (RMB 17.2 million) to December 31, 2009. The remaining $0.6 million is due and payable. The Company expects to pay all remaining past due balances to the bank in 2009, pending the completion of additional bank funding in China.

Debt Repayment Obligations

The following table sets forth the contractual repayment obligations under the Company’s notes payable. The table assumes that Convertible Debt will be repaid at maturity, and excludes interest payments, except for bonus interest payable under the terms of the Convertible Debt instruments.

2009	$3,128,765
2010	4,842,500

$7,971,265

NOTE 8 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment (see Note 10). Pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverages due under the settlement agreement. Approximately $280,000 is included in other long-term liabilities and $237,000 is included in accrued salaries and wages in the accompanying consolidated balance sheet at December 31, 2008.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2010. The lease requires monthly lease payments of $6,900. JPI’s corporate office is located in Shenzhen, China, and is leased for approximately $6,515 per month through May 1, 2009. As of December 31, 2008 the Company is required to make future minimum rental payments required under non-cancelable operating leases of $109,000 in 2009, and $76,000 in 2010.

Rent expense under non-cancelable leases was approximately $105,000 and $157,400 for the years ended December 31, 2008 and 2007, respectively.

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

The Company is also defending a companion case filed in the same court by the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the CIT technology purchased by us from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the CIT technology, just that the University has an equitable interest therein or the revenues there from.

If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected (see Note 5) and its future prospects for exploiting or licensing the CIT technology will be significantly impaired.

In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

Production License Acquisition Agreements

In 2006 and 2007, the Company entered into a $6.7 million purchase commitment with Jiangxi YiBo Medicine Technology Development Co., Ltd (“YiBo”) for the acquisition of generic drug production technical information to be used in the Company’s SFDA generic drug applications for ten medicines. The Company has received regulatory approval for three of the medicines and has made deposits to YiBo for the remaining seven medicines. The deposits paid to YiBo are refundable if the Company is unsuccessful in obtaining SFDA manufacturing licenses for the products purchased. The Company’s remaining obligation to YiBo totals approximately $1,780,000 at December 31, 2008. When paid, these amounts will be capitalized and amortized over the expected economic life of the products which are subject to the production licenses obtained from the SFDA.

Licensing Agreements

The Company has agreed to pay a 5% royalty on net sales of products developed from the Company’s CIT technology. The Company has not paid any royalties to date as there have been no sales of such products.

Contingent Issuance of Shares — Acquisition of JPI

In 2006, pursuant to the Stock Purchase and Sale Agreement (the “Purchase Agreement”), the Company acquired 100% of the outstanding shares of JPI from Jade Capital Group Limited (“Jade”). The terms of the Purchase Agreement provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent and administered pursuant to an Escrow Agreement. The Escrow Agreement provided that if, within one year from and after the closing of the Purchase Agreement, Jade or its shareholders demonstrated that the SFDA had issued a permit or the equivalent regulatory approval for the Company to sell and distribute the DR-70 test kit in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent would promptly disburse the Escrow Shares to Jade or its shareholders.

Due to changes in the SFDA’s regulatory and administrative processes regarding the approval of both drug and device applications, approval of the DR-70 test kit by the SFDA has been delayed in ways that could not have been anticipated at the date of the Purchase Agreement. The Board of Directors has amended the Escrow Agreement on three occasions, to extend the date by which the SFDA’s approval of the DR-70 test kit must be achieved. The most recent amendment, which became effective March 24, 2009, provided that if Jade has not notified the escrow agent that the SFDA has issued the approval to market the DR-70 test kit before March 28, 2010, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. The shares are included in the number of shares issued as presented on the face of the accompanying consolidated balance sheets, however, they are not considered issued for financial accounting purposes. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the Escrow Shares issued as goodwill.

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

Change in Control Severance Plan

On November 15, 2001, the board of directors adopted an Executive Management Change in Control Severance Pay Plan. The plan covered the persons who at any time during the 90-day period ending on the date of a change in control (as defined in the plan), were employed by the Company as Chief Executive Officer and/or president and provided for cash payments upon a change in control. The Change in Control Severance Pay Plan was terminated in April 2009.

NOTE 10 — SHARE-BASED COMPENSATION

The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. The exercise price per share under any incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under any non-qualified stock option plan shall not be less than 85% — 100% of the fair market value per share on the date of grant. All options granted under the plans through December 31, 2008 have an exercise price equal to the fair market value at the date of grant. The expiration date of options granted under any of the plans may not exceed 10 years from the date of grant.

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The Company can grant options for the purchase of up to 400,000 shares of the Company’s common stock under the 1999 Plan. The 1999 Plan terminates on June 30, 2009, after which grants cannot be made from the 1999 Plan. All options vested upon grant and expire five years from the date of grant. As of December 31, 2008, 120,001 options at a weighted average exercise price of $3.50 per share were outstanding under the 1999 Plan. The Company had 98,252 options available for grant under the 1999 Plan at December 31, 2008.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The Company can grant options for the purchase of up to 200,000 shares of the Company’s common stock under the 2002 Plan. All options granted vested upon grant and expire five years from the date of grant. As of December 31, 2008, there were no options outstanding under the 2002 Plan. The Company had 39,237 options available for grant under the 2002 Plan at December 31, 2008.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The Company can grant options for the purchase of up to 480,000 shares of the Company’s common stock under the 2004 Plan. All options granted vested upon grant and expire in five years. As of December 31, 2008, 445,000 options at a weighted average exercise price of $5.05 per share were outstanding under the 2004 Plan. The Company had 20,000 options available for grant under the 2004 Plan at December 31, 2008.

On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The Company can grant options for the purchase of up to 1,000,000 shares of the Company’s common stock under the 2006 Plan. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. Options granted under the 2006 Plan have generally vested upon grant. As of December 31, 2008, 857,000 options at a weighted average exercise price of $3.87 per share were outstanding under the 2006 Plan. The Company had 143,000 options available for grant under the 2006 Plan at December 31, 2008.

On September 7, 2006, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The Company can grant options for the purchase of up to 1,500,000 shares of the Company’s common stock under the 2007 Plan. Vesting of grants under the 2007 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. Options granted under the 2007 Plan generally vest ratably over 24 months. As of December 31, 2008, 835,000 options at a weighted average exercise price of $3.45 per share were outstanding under the 2007 Plan. The Company had 665,000 options available for grant under the 2007 Plan at December 31, 2008.

On January 7, 2009, the Board of Directors approved the 2008/2009 Performance and Equity Incentive Plan for management and employees, and granted shares to the Company’s outside directors, both subject to shareholder approval (See Note 15).

In connection with the JPI acquisition on September 28, 2006, the Company granted options outside of its stock option plans to certain individuals affiliated with Jade for the purchase of 500,000 shares of the Company’s common stock. The options have an exercise price of $2.95, were immediately exercisable and have a term of three years from the date of grant.

Summary of Assumptions and Activity

The fair value of option awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected volatility is based on the historical volatility of the Company’s stock price. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The

Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options:

	2008	2007

Expected volatility	111%	353%
Expected term	5 years	5 years
Risk-free interest rate	2.48%	4.92%
Dividend yield	—%	—%

The weighted-average grant date fair value of employee and director stock options granted during the years ended December 31, 2008 and 2007 was $2.35 and $3.53, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires estimates of forfeitures of unvested options at the time of grant. Estimated forfeitures are revised in subsequent periods if actual forfeitures differ form those estimates. The estimated average forfeiture rate for 2008 and 2007 was 0%, as options generally vest upon grant.

Upon the retirement of the Company’s former chief executive officer in October 2008, the Company agreed to extend the expiration date of the 982,000 options previously granted. Without such a modification, the options would have expired within 90 days of the termination of services. As a result of the modification, the options retained the expiration dates that would have been in effect, had the former chief executive officer remained in the Company’s employment. The modification effectively accelerated the vesting of 200,000 options granted in 2008, as the chief executive officer was not required to provide further services in order to earn the unvested options at the date of retirement. The Company recorded $265,420 in stock option expense in connection with the modifications. The expense was calculated using the Black-Scholes option pricing model, using weighted-average volatility, term and risk-free interest rate of 93%, 2.9 years, and 1.88%, respectively.

Employee and director stock-based compensation expense for the years ended December 31, 2008 and 2007, including expense related to the modification of options upon the retirement of our former Chief Executive Officer, as described above, was $1,034,175 and $1,507,310, respectively. Stock-based compensation related to employee and director stock options under SFAS No. 123(R) was primarily included in selling, general and administrative expense; with the exception that approximately $15,000 was charged to research and development in 2008. Unrecognized compensation expense at December 31, 2008 related to employee and director stock options amounted to approximately $733,000. The expense is expected to be recognized over a period of 1.2 years.

The Company issued 10,000 fully vested options to a consultant and an investor during the year ended December 31, 2007 resulting in compensation expense of $35,300 which is included in selling, general and administrative expense. In pricing these options, the Company used the Black-Scholes pricing model with the following weighted- average assumptions: expected volatility of 353%; risk-free interest rate of 4.92%; expected term of five years; and dividend yield of 0%.

The following is a status of all stock options outstanding at December 31, 2008 and 2007 and the changes during the years then ended:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding and exercisable, beginning of year	2,093,236	$3.97	2,062,637	$3.97
Granted	850,000	3.45	437,000	4.06
Expired/forfeited	(186,238)	4.81	(293,401)	5.01
Exercised	—	—	(113,000)	2.40

Outstanding and expected to vest, end of year	2,757,001	$3.75	2,093,236	$3.97

Exercisable, end of year	2,444,918	$3.79	2,093,236	$3.97

There were no options exercised in 2008. The aggregate intrinsic value of options exercised in 2007 was $80,630. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008, considering only options with positive intrinsic values and based on the closing stock price, was $0. The weighted-average remaining contractual term of outstanding and exercisable options at December 31, 2008 was 2.5 and 2.3 years, respectively.

NOTE 11 — STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

In April 2007, the Company issued warrants to purchase 25,000 shares of the Company’s common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The warrants were exercisable at $3.68 per share (see Note 12).

In April 2007, the Company issued warrants to purchase a total of 1,218,372 shares of the Company’s common stock at an exercise price of $3.68 in connection with the April 2007 private placement offering (see Note 12).

In December 2007, the Company issued warrants to purchase a total of 1,204,506 shares of the Company’s common stock at an exercise price of $4.74 in connection with the December 2007 private placement offering (see Note 12).

In March 2008, the Company issued warrants to purchase a total of 161,813 shares of the Company’s common stock at an exercise price of $4.74 in connection with the second closing of the December 2007 private placement offering (see Note 12).

In June 2008, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $3.50 in connection with a financial consulting agreement (see Note 12).

In September 2008, the Company issued warrants to purchase a total of 209,167 shares of the Company’s common stock at an exercise price of $2.69 per share in connection with the Convertible Debt financing. These warrants became exercisable on March 15, 2009 (see Note 7). The terms of these warrants require that the Company issue additional warrants in the case of certain dilutive issuances of the Company’s common stock through the first quarter of 2009. The number of additional warrants to be issued is based on the percentage decrease in share price of the dilutive issuance compared to the exercise price of the warrants. At December 31, 2008, approximately 131,000 warrants were issuable at $2.69 per share as a result of dilutive issuances in connection with the Company’s Senior Note financing.

In December 2008, the Company issued warrants to purchase a total of 948,200 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the Senior Note financing (see Note 7).

In January 2009, the Company issued 598,400 warrants, exercisable at $1.13 per share, in connection with the second closing of the Senior Note financing (see Note 15).

During the year ended December 31, 2007, 42,703 warrants were exercised at a weighted average exercise price of $3.45, resulting in aggregate proceeds of approximately $147,000. During the year ended December 31, 2008, 252,733 warrants were exercised at a weighted average exercise price of $2.34, resulting in aggregate net proceeds of approximately $560,000, after expenses and commissions of approximately $31,000.

The following represents a summary of the warrants outstanding at December 31, 2008 and 2007 and changes during the years then ended:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding and exercisable, beginning of year	4,528,668	$3.98	2,627,992	$4.22
Issued	1,469,180	1.91	2,447,878	4.20
Expired/forfeited	(492,416)	5.00	(504,499)	6.38
Exercised	(252,733)	2.34	(42,703)	3.45

Outstanding and exercisable, end of year	5,252,699	$3.38	4,528,668	$3.98

The following table summarizes information about warrants outstanding at December 31, 2008:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)

$5.51	367,137	1.0
$4.74	1,366,319	3.0
$3.68	1,199,382	1.8
$3.50	150,000	5.0
$2.78	1,012,495	0.3
$2.69	209,166	4.7
$1.00	948,200	4.9

	5,252,699	2.5

The outstanding warrants at December 31, 2008 are held by consultants and other service providers, stockholders, and former note-holders and are immediately exercisable.

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

Cash Equity Financing Activities

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

On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,626 units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000 and other expenses and fees of $42,729.

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

Convertible Debt

In September 2008, the Company raised $2,084,401, net of cash issuance costs of $425,599, from the issuance of Convertible Debt, consisting primarily of broker commissions and legal fees. See Note 7. Additionally, the Company issued broker warrants to purchase 209,166 shares at an exercise price of $2.69, which were valued at $209,166. The warrants are exercisable after March 15, 2009. The warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 95%; risk-free interest rate of 2.59%; expected term of five years; and dividend yield of 0%. The warrants were recorded as a component of additional paid-in capital and debt issuance costs, included in other assets in the accompanying condensed consolidated balance sheet. The Company has reserved approximately 3,796,000 shares for the conversion of principal and interest due under the debt, and the shares issuable upon the exercise of warrants that will be issued upon conversion of the debt.

Senior Notes — Warrants

In December 2008, the Company issued warrants to purchase a total of 948,200 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the Senior Note financing (see Note 7).

Non-Cash Equity Financing Activities

On April 20, 2006, the Board of Directors authorized the issuance of up to of 120,000 shares of common stock to First International, pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from July 22, 2006 through January 22, 2007. The Company issued 116,000 shares of common stock on May 5, 2006 as consideration for the services to be provided by First International under the amendment. The shares were valued at $348,000 based on the trading price of the common stock on May 5, 2006. During the year ended December 31, 2007, the Company charged $37,445, respectively to selling, general and administrative expenses.

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

On October 24, 2006, the Company issued 140,000 shares of common stock to Lynx Consulting Group, Inc. for consulting services to be performed through April 30, 2007. The shares were valued at $548,800 based on the trading price of the common stock on October 24, 2006. During the year ended December 31, 2007, the Company recorded $343,000 as selling, general and administrative expense.

On November 16, 2006, the board of directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Savannah for investor public relations services to be provided from November 16, 2006 through February 15, 2007. The common shares issuable on exercise of the warrants are exercisable at $4.52 per share. The warrants were valued at $84,000 using the Black-Scholes option pricing model and $42,000 was charged to selling, general and administrative expense in the year ended December 31, 2007.

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

On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brookstreet Securities Corporation, a consultant, as consideration for financial advisory services. The common shares issuable on exercise of the warrants are exercisable at $3.68 per share. The warrants were valued at $35,000 using the Black-Scholes option pricing model with the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 123% (iii) weighted-average risk-free interest rate of 4.88%, and (iv) weighted-average expected life of 1 year. The amount was charged to general and administrative expense in the year ended December 31, 2007.

On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the years ended December 31, 2008 and 2007, the Company recorded selling, general and administrative expense of $592,687 and $224,813, respectively, related to the agreement.

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

On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the years ended December 31, 2008 and 2007, the Company recorded selling, general and administrative expense of $280,000 and $56,000, respectively, related to the agreement.

On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The first 25,000 shares were valued at $104,250 based on the trading price of the common stock on the measurement date. During the year ended December 31, 2007, the Company recorded selling, general and administrative expense of $104,250 related to the agreement and the issuance of the first 25,000 shares. A second 25,000 shares was earned in 2008, resulting in expense of $104,250, and the agreement terminated on January 28, 2008.

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly aniversary date. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the shares issued will be periodically valued through the vesting period. During the year ended December 31, 2008, the Company recorded general and administrative expense of $527,801 related to the agreement.

On April 30, 2008, the Company extended the term of warrants to purchase 18,750 shares of common stock at $3.68 per share to October 31, 2009. The warrants were held by an investor/service provider. The Company recorded $18,375 in compensation expense related to the term extension, calculated using the Black-Scholes option valuation model with the following assumptions: expected volatility of 79%; risk-free interest rate of 2.37%; expected term of 1.5 years; and dividend yield of 0%.

On May 16, 2008, the Company settled litigation related to the termination of an agreement regarding a proposed private placement. In connection with the settlement, the Company paid $12,500 in cash, and issued 25,000 shares of unregistered common stock with a deemed value of $75,000, based on the ten-day volume weighted-average price of the Company’s common stock through May 8, 2008. The value of the cash and shares issued in the settlement is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2008.

On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vests over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, the warrants will be periodically revalued through the vesting period. As of December 31, 2008, the estimated cumulative value of the vested and unvested warrants, based on the periodic revaluation, is $107,875. The value of the vested portion of the warrants is recorded to additional paid in capital and prepaid expense in the month that vesting occurs. The resulting prepaid asset is being expensed over the 36 month term of the consulting contract. The Company recognized $19,478 of expense in the year ended December 31, 2008 with respect to the warrants. Additionally, $68,773 related to vested warrants that have not been expensed based on the 36 month term of the consulting agreement is included in prepaid consulting at December 31, 2008.

In January and February 2009, the Company issued 412,500 shares of common stock for services to various consultants (see Note 15).

NOTE 13 — SEGMENT REPORTING

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report information about segments of their business in their annual financial statements. Virtually all of the Company’s 2008 and 2007 revenues were from foreign customers.

The Company evaluates performance based on sales, gross profit and net income (loss). In 2008 and 2007, the Company had three reportable segments. In China, there are two segments, (i) wholesale distribution to distributors, hospitals, clinics and similar institutional entities (“China-Wholesale”); and (ii) wholesale sales to operators of Jade Healthy Supermarkets which sell to consumers directly (“China-Direct”). In the United States there is one segment, sales to distributors and institutional entities (“Corporate”).

The following is information for the Company’s reportable segments for the year ended December 31, 2008:

	China-Wholesale	China-Direct	Corporate	Total

Net revenue	$28,017,170	$172,404	$80,222	$28,269,796
Gross profit	$14,522,612	$172,404	$59,605	$14,754,621
Depreciation	$937,885	$—	$24,190	$962,075
Amortization	$428,340	$—	$100,000	$528,340
Interest expense	$325,787	$—	$100,561	$426,348
Net income (loss)	$10,802,947	$172,404	$(9,795,291)	$1,180,060
Identifiable assets	$39,028,896	$—	$3,723,335	$42,752,231
Capital expenditures	$1,302,038	$—	$205,438	$1,507,476

The following is information for the Company’s reportable segments for the year ended December 31, 2007:

	China-Wholesale	China-Direct	Corporate	Total

Net revenue	$14,813,299	$80,000	$115,801	$15,009,100
Gross profit	$7,929,280	$80,000	$96,412	$8,105,692
Depreciation	$821,129	$—	$7,400	$828,529
Amortization	$337,273	$—	$100,000	$437,273
Interest expense	$373,508	$—	$3,871	$377,379
Net income (loss)	$5,039,496	$80,000	$(7,471,250)	$(2,351,754)
Identifiable assets	$24,287,399	$574,123	$8,005,656	$32,867,178
Capital expenditures	$2,536,163	$—	$—	$2,536,163

NOTE 14 — RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company has a payable of $62,621 to Jade for expenses paid by Jade on behalf of JPI. In addition, at December 31, 2008 and 2007, the Company has a receivable of $10,569 and $9,764, respectively due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.

During 2008, the Company advanced approximately $650,000 to KangDa in the form of a note receivable. One of the shareholders of KangDa is a current key employee of the Company. The note relates to taxes resulting from the Company’s 2006 acquisition of JPI that were the responsibility of the seller. JJB made the payment on behalf of KangDa. The note bore interest at the rate of 6% per annum, and provided for the repayment of amounts due in three equal monthly installments, starting in September 2008, with interest payable in the last installment. The note was guaranteed by three employee/shareholders and collateralized by 220,000 shares of the Company’s common stock that they own or control, and was repaid in full at December 31, 2008.

NOTE 15 — SUBSEQUENT EVENTS (Unaudited)

On January 7, 2009, the Company adopted the 2008-2009 Performance and Equity Incentive Plan (“Performance Plan”) whereby up to 1,000,000 shares of the Company’s common stock may be issued under the Performance Plan. Also on January 7, 2009, the Board of Directors granted 870,000 shares of the Company’s common stock subject to stockholder approval of the Performance Plan. The grant of the 870,000 shares is subject to the attainment of specific comprehensive income targets during the five quarterly periods beginning with the quarter ended December 31, 2008. Because shareholder approval of the Performance Plan is required, expense related to options earned for periods prior to the receipt of such approval will not be recorded until the approval is obtained.

Also, on January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008. However, because shareholder approval is required, the shares will be expensed when the approval is obtained.

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services. NYSE Alternext US approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

On January 30, 2009, the Company conducted the second and final closing (the “Final Closing”) of the 12% Senior Note offering whereby the Company sold an additional $680,000 principal amount of 12% Senior Notes and five year warrants to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in 12% Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the 12% Senior Note Offering were sold.

In connection with the offer and sale of securities to the purchasers in the 12% Senior Note offering, our exclusive placement agent was Cantone Research, Inc., a FINRA member broker-dealer. Cantone Research, Inc. received sales commissions of $68,000 and $27,900 non-accountable expenses for services in connection with the

Final Closing of the 12% Senior Note offering. In addition, in connection with the Final Closing, the Company issued placement agent warrants to purchase a total of 54,400 shares at $1.13 per share, of which Cantone Research, Inc. received placement agent warrants to purchase 44,560 shares, Galileo Asset Management, S. A. received warrants to purchase 7,840 shares and Security Research Associates, Inc. received placement agent warrants to purchase 2,000 shares.

On February 2, 2009, the Board of Directors authorized the issuance of 12,500 shares of common stock to an investor relations consultant for services under a consulting agreement, subject to the approval for listing of the shares by the NYSE Alternext US. NYSE Alternext US approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Our management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008. Based on its evaluation, our management concluded that our internal control over financial reporting has the following deficiencies as of December 31, 2008:

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

c) We do not have adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.

d) We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest. As a result, we entered in to a transaction in which our subsidiary advanced funds to a related party without preparing legal documentation to evidence amounts advanced.

e) A lack of clear policy regarding delegated authority has contributed to a lapse in corporate oversight regarding such transactions.

In summary, the control deficiency and material weaknesses noted above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

Remediation of Material Weakness

As of December 31, 2008, there were control deficiencies which constitute as material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:

1. authorized the addition of staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department and information technology department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures related to all of our US and China locations;

2. taken steps to unify the financial reporting of all of our China entities and are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting. We are currently planning further integration of information technology policy and procedures and evaluating them as they impact all our subsidiaries to provide accurate and complete financial reporting information;

3. hired an accounting manager for our Chinese operating entities who is familiar with recording transactions in conformity with accounting principles generally accepted in the United States of America and who reports to the Chief Financial Officer. Management will monitor the progress of the accounting manager who will manage the process of instituting additional procedures for future accounting periods that will cause transactions in China to be reported in a timely manner and according to the appropriate accounting principles;

4. purchased and are instituting a company wide accounting software system that will increase the efficiency of information transfer between JJB, YYB, JPI and AMDL. The implementation process began in April of 2008 in the United States and will roll out to China by mid-year 2009.

5. issued policies and procedures regarding the delegation of authority and conducted training sessions with appropriate individuals at our subsidiary locations.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2008. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.

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

Our Audit Committee, Board of Directors and management and KMJ Corbin and Company LLP discussed these weaknesses and we have assigned the highest priority to their correction. In 2009, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

The following table sets forth the name and age of each of our directors who are currently serving on our Board until our next annual meeting of stockholders and the year he was first elected as a director and his position(s) with us.

		Year First
Name	Age	Elected	Position(s)

Douglas C. MacLellan	53	1991	Executive Chairman and Chief Executive Officer
Michael Boswell	40	2008	Director
William M. Thompson III, M.D.	82	1989	Director
Edward R. Arquilla, M.D., Ph.D.	87	1997	Director
Minghui Jia	49	2006	Director

Mr. MacLellan transitioned into his new role as Chairman and CEO after nearly 17 years on AMDL’s Board. He was appointed to the Board in 1992 and became Chairman of the Audit and Governance committees in 2001. In September 2008 he assumed the role of non-executive Chairman serving as an advisor and lead Company spokesperson for AMDL and in November 2008, he assumed the additional role of CEO. Mr. MacLellan is currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. From August 2005 to the present, Mr. MacLellan has been a member of the Board of Directors of Edgewater Foods, International, Inc. Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of Directors of AXM Pharma, Inc. (AXMP.PK) and its predecessors. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets.

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

Mr. Boswell was elected to the Board in 2008. Mr. Boswell is co-founder of the TriPoint family of companies and co-founder and member in TriPoint Capital Advisors, LLC — a boutique merchant bank focused on small and mid-sized growth companies. He has been active in the Chinese market since 2000 providing high-level financial guidance and services to start-up, small and mid-sized companies. Mr. Boswell also holds executive and CFO positions with client companies that include Acting CFO and Director of Edgewater Foods International Inc. (OTCBB: EDWT), and Financial Advisor and Consultant to Tianyin Pharmaceutical Co, Inc. (NYSE AMEX: TPI) and JPAK Group Inc. (OTCBB: JPAK). With TriPoint, Mr. Boswell has assisted numerous companies, providing high-level advice related corporate finance, corporate structure, corporate governance and mergers & acquisitions. Prior to the founding of TriPoint, Mr. Boswell held senior-level executive positions focused on business development and management consulting. Mr. Boswell holds the Series 24, 82 and 63 licenses and is COO of TriPoint Global Equities, a FINRA member firm. Mr. Boswell also spent eight years as a senior analyst and engineer in various branches of the United States Government. He earned his MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

Dr. Thompson has served as one of our directors since June 1989 and stepped down as our Chairman in 2008, and was our CEO during the years 1992-1994. He is currently Medical Director of PPO Next and a member of the clinical surgical faculty of U. C. Irvine School of Medicine. Dr. Thompson has practiced medicine for over 40 years in general practice, general surgery and trauma surgery. Previously, he practiced patent law and worked in the pharmaceutical industry in the areas of research, law and senior management for 13 years. During his medical career, he was founding Medical Director of Beach Street and August Healthcare Companies during a 25-year association with the managed care PPO industry. Dr. Thompson has also served on the OSCAP Board of SCPIE, a malpractice carrier, for 20 years and chaired its Claims Committee. He has been heavily involved with organized medicine and hospital staff management for many years and was a principal architect of the paramedic and emergency systems of Orange County, CA.

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

Communications with Directors

Stockholders may communicate with the Chairman of the Board, the directors as a group, the non-employee directors or an individual director directly by submitting a letter in a sealed envelope labeled accordingly and with instruction to forward the communication to the appropriate party. Such letter should be placed in a larger envelope and mailed to the attention of our Secretary at AMDL, Inc., 2492 Walnut Avenue, Suite 100, Tustin, California 92780. Shareholders and other persons may also send communications to members of our Board who serve on the Audit Committee by utilizing the webpage on our website, http://www.amdl.com, designated for that purpose. Communications received through the webpage are reviewed by a member of our internal audit staff and the chairperson of the Audit Committee. Communications that relate to functions of our Board or its committees, or that either of them believes requires the attention of members of our Board, are provided to the entire Audit Committee and reported to our Board by a member of the Audit Committee. Directors may review a log of these communications, and request copies of any of the communications.

Board of Directors Meetings

During the fiscal year ended December 31, 2008, there were four meetings of the Board as well as numerous actions taken with the unanimous written consent of the directors.

Audit Committee

Our Board has established an Audit Committee consisting of Mr. Boswell, Dr. Thompson and Dr. Arquilla. The Audit Committee reviews the qualifications of the independent registered public accounting firm, our annual and interim financial statements, the independent registered public accounting firm’s report, significant reporting or operating issues, Sarbanes-Oxley compliance and corporate policies and procedures as they relate to accounting and financial controls. Mr. Boswell serves as the Chairman of the Audit Committee. Mr. Boswell also serves as the financial expert on the Company’s Audit Committee.

Executive Officers

Information respecting our executive officers who are not continuing directors or director nominees is set forth in Item 4 of this Report.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during 2008 all Section 16(a) filing requirements applicable to our officers, directors and persons who own more than 10% of our outstanding shares of common stock were complied with.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: www.amdl.com.

Item 11.	Executive Compensation

					All Other
		Salary	Bonus	Option	Compensation
Name and Position(4)	Year	($)	($)	Awards(1)	($)		Total

Gary L. Dreher,	2008	$541,667	$100,000	$500,420	$164,815	(2)(3)	$1,306,902
President and CEO	2007	$457,896	$90,000	$607,160	$61,337	(2)	$1,216,393
Frank Zheng	2008	$360,000	$85,000	$48,958	—		$493,958
	2007	$204,000	—	—	—		$204,000
Minghui Jia	2008	$240,000	$85,000	$48,958	—		$373,958
	2007	$156,000	—	—	—		$156,000

(1)	The value of option awards included in this column represents the compensation costs recognized by the Company in fiscal year 2008 and 2007 for option awards made or modified in 2008 and 2007 calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the executive officer or the Chief Financial Officer, if any, will depend on the share price on the exercise date. The assumptions used by the Company with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in our Form 10-K. There were no forfeitures during the year.

(2)	Mr. Dreher’s perquisites and other personal benefits include certain amounts for life insurance, car allowance and membership dues aggregate $14,815.

(3)	Effective as of October 31, 2008, Mr. Dreher resigned and his compensation as an executive officer ceased as of such date. He received $125,000 upon the effective date of his Severance Agreement, and the Company paid $25,000 of his legal expenses. In addition we agreed to pay Mr. Dreher $540,000 in monthly installments of $18,000, commencing January 31, 2009 for consulting services, as well as continuation of certain insurance coverages.

(4)	Excludes any compensation payable to Mr. MacLellan who replaced Mr. Dreher as our President and Chief Executive Officer in November 2008,

Employment Agreements

On March 31, 2008, we entered into a three-year employment agreement with Gary L. Dreher, our the Chief Executive Officer, President and a member of the Board of Directors. The agreement was effective as of January 31, 2008, at a base $650,000 plus certain other benefits and participation in our various Equity Incentive Plans. The employment agreement also contained standard provisions concerning confidentiality, non-competition and non-solicitation.

Effective October 31, 2008, Mr. Dreher resigned and we agreed to enter into certain mutual general releases and related covenants, and to tender to him certain payments as described below. In connection with Mr. Dreher’s retirement, we entered into a Severance Agreement with him, which provides that his compensation as an executive ceased as of the effective date of his retirement. In lieu of the compensation and other terms and benefits provided by his then current employment agreement, the Company agreed to pay him $125,000 and pay $25,000 in legal expenses on his behalf, following the expiration of a seven-day statutory period. Further, Mr. Dreher agreed to consult for us on an as-requested, mutually agreed basis (not to exceed four hours per month). Thereafter, Mr. Dreher is entitled to receive $540,000 in consulting fees consisting of 30 monthly payments of $18,000, commencing January 31, 2009. Mr. Dreher is also entitled to continuation of certain insurance coverage. We also agreed to allow Mr. Dreher to continue to vest in stock options granted to him and to disregard the expiration of options that would have occurred upon termination of employment. The Severance Agreement contains other terms and conditions standard and customary for the retirement of executive officers.

On November 4, 2008 Douglas C. MacLellan was appointed as our President and Chief Executive Officer. Mr. MacLellan does not have any employment agreement and is compensated at a base salary of $30,000 per month and he participates in the Company’s health insurance and other benefits available to executive officers. Additionally, Mr. MacLellan earned a bonus of $60,000 for the quarter ended December 31, 2008.

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

Effective January 1, 2008, Mr. Zheng’s base compensation was increased to $30,000 per month and Mr. Jia’s base compensation was increased to $20,000 per month. In February 2008, Mssrs. Jia and Zheng each received an additional bonus of $25,000 each.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name of Person	Exercisable	Unexerciseable	Options (#)	Price ($/Sh)	Date

Gary L. Dreher,	60,000	0	0	2.85	2/27/11
President and CEO	200,000	0	0	3.70	10/08/11
	172,000	0	0	4.06	5/31/12
	60,000	0	0	4.15	6/30/09
	50,000	0	0	4.65	10/06/09
	140,000	0	0	6.15	2/23/09
	300,000	0	0	3.45	3/3/13
Frank Zheng	220,000	0	0	2.95	9/28/09
	20,833	29,167	0	3.45	3/3//13
Minghui Jia	220,000	0	0	2.95	9/28/09
	20,833	29,167	0	3.45	3/3/13

Change in Control Severance Pay Plan

On March 31, 2008, the board of directors adopted an Executive Management Change in Control Severance Pay Plan. The director, who is also the Company’s Chief Executive Officer, who may become entitled to benefits under the plan did not participate in the deliberations or vote to approve the plan.

The plan covers the persons who at any time during the 90-day period ending on the date of a change in control (as defined in the plan),are employed by the Company as Chief Executive Officer and/or president and are not party to a separate agreement which makes such person ineligible to participate in the plan. These persons become eligible for benefits under the plan if (1) (a) the Company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the Company for good reason (as defined in the plan) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs or prior to a change in control if the termination was either a condition of the change in control or at the request or insistence of a person related to the change in control.

The plan requires the Company to make a cash payment in an amount equal to three hundred percent (300%) of the participant’s average total compensation of the prior three years preceding the change in control or notice of termination.

If the total payments made to a person result in an excise tax imposed by Internal Revenue Code § 4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.

Immediately following a change in control, the Company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the Company.

The Change in Control Severance Pay Plan was terminated in April 2009.

2008-2009 Performance and Equity Incentive Plan

On January 7, 2009, we adopted a new performance based incentive plan, entitled the 2008-2009 Performance and Equity Incentive Plan ( “Performance Plan”) for key executives that is based on meeting specific comprehensive net income targets established by the Board of Directors. The Performance Plan authorizes us to issue up to

1,000,000 shares of our common stock. The Performance Plan is subject to the approval of our stockholders at the next annual or special meeting of stockholders. We believe that the Plan better aligns the interests of our executives, key employees and investors in our common stock. The Performance Plan is administered by a committee consisting solely of our independent directors. Our independent directors are not entitled to participate in awards under the Performance Plan.

Also, on January 7, 2009, we awarded a group of twelve executives and employees an aggregate of 765,000 shares of our restricted common stock, subject stockholder approval of the Plan, and to meeting the following performance targets, which coincide with our guidance objectives over five quarterly periods as follows:

Applicable Quarterly Period Comprehensive Income Target:

4th Quarter 2008 (ending 12.31.08) $2.2 million
1st Quarter 2009 (ending 03.31.09) ($315,000)
2nd Quarter 2009 (ending 06.30.09) $500,000
3rd Quarter 2009 (ending 09.30.09) $4.5 million
4th Quarter 2009 (ending 12.31.09) $5.5 million

The calculation of actual results during each applicable period may take into account certain non-recurring items, subject to the approval of the Compensation Committee. Management, subject to the Compensation Committee’s approval, has determined that the Comprehensive Income Target for 4th Quarter 2008 has been met. However, the Company has not recognized compensation expense related to the common stock awards, as shareholder approval of the common stock awards is required.

The shares to be issued under the Performance Plan for each Applicable Quarterly Period are subject to cancellation if the stockholders do not approve the Performance Plan, the Comprehensive Income Targets are not met, or if the participating employees do not remain in continuous service with the Company through the last day of each Applicable Quarterly Period related to such shares.

Director Compensation

			Nonqualified
			Deferred
	Fees Earned or	Option	Compensation	All Other
Name of Person	Paid in Cash ($)	Awards(1)	Earnings	Compensation	Total

William M. Thompson III	$130,000	$48,958	-0-	-0-	$178,958
Gary L. Dreher	$0	$0	-0-	-0-	$0
Douglas C. MacLellan	$255,000	$195,833	-0-	-0-	$450,833
Edward R. Arquilla	$62,500	$19,583	-0-	-0-	$82,083
Minghui Jia	$0	$0	-0-	-0-	$0
Michael Boswell	$10,000	$0	-0-	-0-	$10,000

(1)	The value of option awards included in this column represents the compensation costs recognized by us in fiscal year 2008 for option awards made in 2008 calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the director, if any, will depend on the share price on the exercise date. The assumptions used by us with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in this Form 10-K.

Certain members of our Board received cash compensation for their services in 2008 on committees at the rate of $5,000 per month. As Chairman of our Compensation Committee and as Chairman of our Governance and Audit Committees, Douglas MacLellan received an additional $15,000 per month and as Chairman of our Compensation Committee, Dr. William Thompson received $10,000 per month.

Also on January 7, 2009, we awarded a bonus of 40,000 shares of our restricted common stock to each of our independent directors for their extraordinary services to us, subject to approval of the stockholders and the listing on the NYSE Alternext US. None of these 120,000 shares of common stock are part of the Performance Plan and none of these shares are subject to any vesting or other performance criteria.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

			Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,257,001	$3.93	965,489
Equity compensations plans not approved by security holders	168,750	3.52	0

Total	2,425,751	$3.90	965,489

Stock Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our shares of common stock as of April 9, 2009 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

	Number of		Percentage
Name and Address(1)	Shares*		Owned

Douglas C. MacLellan	477,000	(2)	3%
Akio Ariura	140,000	(3)	0.8%
William M. Thompson III, M.D.	231,000	(4)	1.3%
408 Town Square Lane
Huntington Beach, CA 92648
Edward R. Arquilla, M.D., Ph.D.	111,000	(5)	0.6%
Department of Pathology
University of California — Irvine
Irvine, CA 92697
Minghui Jia	1,843,672	(6)	10.6%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Fang Zheng	1,842,672	(7)	10.6%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Jade Capital Group	972,672	(8)	5.4%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Mike Boswell	0	(9)	0%
400 Professional Drive
Suite 310
Gaithersburg, MD 20879
Gary L. Dreher	982,000	(10)	7.0%
6301 Acacia Hill Dr.
Yorba Linda, CA 92886
All Directors and Officers as a group (8 persons)	6,600,016		17.5%

*	Does not include any shares which may be earned under the 2008-2009 Performance and Equity Plan, which are subject to shareholder approval if earned.

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes 36,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 120,000 shares of common stock issuable upon the exercise of options at $3.70 per share, 90,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 200,000 shares of common stock issuable upon the exercise of options at $3.45 per share.

(3)	Includes 40,000 shares of common stock issuable on exercise of options at $3.70 per share, 50,000 shares of common stock issuable on exercise of options at $4.06 per share and 50,000 shares of common stock issuable on exercise of options at $3.45 per share.

(4)	Includes 30,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 40,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 50,000 shares of common stock issuable upon the exercise of options at $3.70 per share, 50,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 50,000 of common stock issuable upon exercise of options at $3.45 per share. Excludes 40,000 shares of common stock subject to stockholder approval granted January 9, 2009.

(5)	Includes 20,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 20,000 shares of common stock issuable upon the exercise of options at $3.70 per share, 20,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 20,000 shares of common stock issuable upon exercise of options at $3.45 per share. Excludes 40,000 shares of common stock subject to stockholder approval granted January 9, 2009.

(6)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Jia is a director and principal stockholder, options to purchase 220,000 shares of common stock exercisable at $2.95 per share and 50,000 shares of common stock exercisable at $3.45 per share.

(7)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Zheng is a director and principal stockholder, options to purchase 220,000 shares of common stock exercisable at $2.95 per share and 50,000 shares of common stock exercisable at $3.45 per share.

(8)	Includes 100,000 shares held in escrow held by a third party for the issuance by the SFDA of a permit or the equivalent regulatory approval for the Company to sell and distribute DR-70 in the PRC. Amendment No. 3 to the Escrow agreement was executed on March 24 2009 extending the required approval date to March 28, 2010.

(9)	Excludes 40,000 shares of common stock subject to stockholder approval granted January 9, 2009.

(10)	Includes 60,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 50,000 shares of common stock issuable upon the exercise of options at $4.65 per share, per share, 140,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 60,000 shares of common stock issuable upon the exercise of options at $4.15 per share, 200,000 shares of common stock issuable upon the exercise of options at $3.70 per share, 172,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 300,000 shares of common stock issuable upon exercise of options at $3.45 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

At December 31, 2007, the Company has a payable of $62,621 to Jade for expenses paid by Jade on behalf of JPI. In addition, at December 31, 2008 and 2007, the Company has a receivable of $10,569 and $9,764, respectively due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.

During 2008, the Company advanced approximately $650,000 to KangDa in the form of a note receivable. One of the shareholders of KangDa is a current key employee of the Company. The note relates to taxes resulting from the Company’s 2006 acquisition of JPI that were the responsibility of the seller. JJB made the payment on behalf of KangDa. The note bore interest at the rate of 6% per annum, and provided for the repayment of amounts due in three equal monthly installments, starting in September 2008, with interest payable in the last installment. The note was guaranteed by three employee/shareholders and collateralized by 220,000 shares of the Company’s common stock that they own or control, and was repaid in full at December 31, 2008.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KMJ | Corbin & Company LLP for the years ended December 31, 2008 and 2007 were as follows:

Services Provided	2008	2007

Audit Fees	$430,000	$345,000
Audit Related Fees	41,000	27,000
Tax Fees	—	—
All Other Fees

Total	$471,000	$372,000

Audit Fees.  The aggregate fees billed for the years ended December 31, 2008 and 2007 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  Audit related fees were for issuances of consents and review of registration documents.

Tax Fees.  There were no fees billed for the years ended December 31, 2008 and 2007 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2008 and 2007 were for services other than the services described above. These services include attendance and preparation for shareholder and Audit Committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3).

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KMJ | Corbin & Company LLP and the estimated fees related to these services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2) All other schedules have been omitted because they are not required.

(3) Exhibits:

Exhibit
Number	Description:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)
3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

Exhibit
Number	Description:

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)
3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)
10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

Exhibit
Number	Description:

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)
10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

Exhibit
Number	Description:

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)
10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Filed herewith.)
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed)
10.46	Change in Control Severance Pay Plan. (Previously filed)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 (Filed herewith.)
21.1	Subsidiaries of AMDL, Inc. include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and AMDL Diagnostics, Inc, a United States corporation.
23.1	Consent of KMJ Corbin & Company LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on April 15, 2009.

AMDL, INC.

By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas C. MacLellan and Akio Ariura, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. MacLellan DOUGLAS C. MACLELLAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 15, 2009

/s/ Akio Ariura AKIO ARIURA	Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 15, 2009

/s/ Edward R. Arquilla EDWARD R. ARQUILLA	Director	April 15, 2009

/s/ Michael Boswell MICHAEL BOSWELL	Director	April 15, 2009

/s/ Minghui Jia MINGHUI JIA	Director	April 15, 2009

/s/ William M. Thompson III WILLIAM M. THOMPSON III	Director	April 15, 2009

EXHIBIT INDEX

Exhibit
Number	Description:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)
3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)
3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)
10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

Exhibit
Number	Description:

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

Exhibit
Number	Description:

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)
10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)
10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Filed herewith.)
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed)
10.46	Change in Control Severance Pay Plan. (Previously filed)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 (Filed herewith.)
21.1	Subsidiaries of AMDL, Inc. include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and AMDL Diagnostics, Inc, a United States corporation.
23.1	Consent of KMJ Corbin & Company LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)