Form 10-Q
period 2009-03-31
AMDL INC
filed 2009-05-15
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission File Number: 001-16695

AMDL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State of Incorporation)	(I.R.S. employer identification no.)

2492 Walnut Avenue, Suite 100 Tustin, California	92780-7039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 505-4460
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The number of outstanding shares of the registrant’s common stock on May  14th, 2009 was 17,383,574.

AMDL, INC.
INDEX TO FORM 10-Q

i

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudted)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,290,229	$2,287,283
Accounts receivable, net	10,081,366	13,575,534
Inventories	2,133,160	1,563,991
Prepaid expenses and other current assets	1,837,870	1,006,960
Current assets of discontinued operations	1,372,309	1,435,021

Total current assets	18,714,934	19,868,789
Property and equipment, net	11,910,852	11,709,508
Intangible assets, net	5,184,491	5,311,568
Other assets	4,212,911	4,072,432
Non-current assets of discontinued operations	1,780,046	1,789,934

Total assets	$41,803,234	$42,752,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,770,114	$1,675,539
Accrued salaries and wages	990,601	822,201
Income taxes payable	91,751	472,860
Deferred revenue	43,824	87,538
Current portion of notes payable	2,666,009	2,662,610
Current liabilities of discontinued operations	930,719	1,151,515

Total current liabilities	6,493,018	6,872,263
Other long-term liabilities	362,138	353,811
Notes payable, net of current portion and debt discount	874,147	581,305

Total liabilities	7,729,303	7,807,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,383,574 and 16,006,074 shares issued at March 31, 2009 and December 31, 2008, respectively; 15,931,906 and 15,826,074 shares outstanding at March 31, 2009 and December 31, 2008, respectively	15,932	15,826
Additional paid-in capital	68,859,186	68,192,411
Accumulated other comprehensive income	2,485,883	2,443,452
Accumulated deficit	(37,287,070)	(35,706,837)

Total stockholders’ equity	34,073,931	34,944,852

Total liabilities and stockholders’ equity	$41,803,234	$42,752,231

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$2,711,737	$2,941,193
Cost of sales	1,585,573	1,517,541

Gross profit	1,126,164	1,423,652

Operating expenses:
Research and development	92,684	8,695
Selling, general and administrative	2,590,769	2,797,947

	2,683,453	2,806,642

Loss from operations	(1,557,289)	(1,382,990)

Other expense:
Interest expense	(234,217)	(84,521)
Other expense, net	(36,109)	(61,964)

Total other expense, net	(270,326)	(146,485)

Loss before provision for income taxes and discontinued operations	(1,827,615)	(1,529,475)

Provision for income taxes	110,502	149,062

Loss before discontinued operations	(1,938,117)	(1,678,537)

Income from discontinued operations, net	247,026	206,341

Net loss	(1,691,091)	(1,472,196)
Other comprehensive income:
Foreign currency translation gain	42,431	783,432

Comprehensive loss	$(1,648,660)	$(688,764)

Basic and diluted income (loss) per common share:
Loss before discontinued operations	$(0.12)	$(0.11)
Income from discontinued operations	0.01	0.01

Net loss	$(0.11)	$(0.10)

Weighted average common shares outstanding — basic and diluted	15,851,815	15,130,345

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,691,091)	$(1,472,196)
Less: income from discontinued operations	247,026	206,341

	(1,938,117)	(1,678,537)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	352,441	304,645
Accretion of debt discount and amortization of debt issuance costs	69,965	—
Fair market value of options granted to employees and directors for services	157,155	105,542
Fair market value of common stock, warrants and options expensed for services	105,925	527,425
Fair value adjustment to warrants accounted for as liabilities	35,558	—
Provision for bad debts	202,817	69,764
Changes in operating assets and liabilities:
Accounts receivable	3,307,879	(904,282)
Related party account with Jade Capital	—	(614,301)
Inventories	(567,218)	90,440
Prepaid expenses and other assets	(831,172)	(98,333)
Accounts payable, accrued expenses and accrued salaries and wages	269,767	294,522
Income taxes payable	(381,648)	17,984
Deferred revenue	(43,817)	(41,807)

Net cash provided by (used in) operating activities of continuing operations	739,535	(1,926,938)
Net cash provided by operating activities of discontinued operations	101,457	114,872

Net cash provided by (used in) operating activities	840,992	(1,812,066)

Cash flows from investing activities:
Purchase of property and equipment	(407,156)	(299,652)
Return of amounts advanced on note receivable	—	13,936

Net cash used in investing activities of continuing operations	(407,156)	(285,716)
Net cash used in investing activities of discontinued operations	—	(4,181)

Net cash used in investing activities	(407,156)	(289,897)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes, net of cash issuance costs of $113,400	566,600	—
Payments on notes payable	—	(1,393,595)
Proceeds from issuance of common stock, net of cash offering costs of $123,875	—	876,129
Proceeds from the exercise of warrants	—	6,983

Net cash provided by (used in) financing activities	566,600	(510,483)

Effect of exchange rates on cash and cash equivalents	2,510	24,816

Net change in cash and cash equivalents	1,002,946	(2,587,630)
Cash and cash equivalents, beginning of period	2,287,283	6,157,493

Cash and cash equivalents, end of period	$3,290,229	$3,569,863

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The report of the Company’s independent registered public accounting firm on the consolidated financial statements included in Form 10-K contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The predecessor to the Company was incorporated May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989.
Since inception, the Company has primarily been engaged in the commercial development of and obtaining various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit (DR-70®) to detect the presence of multiple types of cancer.
On September 28, 2006, the Company acquired 100% of the outstanding shares of Jade Pharmaceutical, Inc. (“JPI”). JPI operates primarily through two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). Through JPI, the Company manufactures and distributes generic, homeopathic, and over-the-counter pharmaceutical products, beauty products and supplements in China.
Discontinued Operations and Assets Held for Sale
On January 22, 2009, the Company’s board of directors authorized management to sell the operations of YYB. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company has classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented. The Company is in the process of negotiating a sale transaction. Based on preliminary estimates of the proceeds from the sale, there has been no adjustment to the carrying value of the net assets of YYB at March 31, 2009.
Summarized operating results of discontinued operations for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008

Revenue	$594,839	$646,553
Income before income taxes	$277,743	$257,935

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
Included in income from discontinued operations, net are income tax expenses of $30,717 and $51,594 for the three months ended March 31, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
The following table summarizes the carrying amount at March 31, 2009 and December 31, 2008 of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

	March 31,	December 31,
	2009	2008

Current assets:
Accounts receivable, net	$892,229	$930,769
Inventories	476,839	423,842
Other current assets	3,241	80,410

	$1,372,309	$1,435,021

Long-lived assets:
Property and equipment	$1,733,179	$1,742,739
Other	46,867	47,195

	$1,780,046	$1,789,934

Current liabilities:
Accounts payable and accrued liabilities	$463,979	$685,360
Debt	466,740	466,155

	$930,719	$1,151,515

Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses before discontinued operations of $1,938,117 and $1,678,537 for the three months ended March 31, 2009 and 2008, respectively, and had an accumulated deficit of $37,287,070 at March 31, 2009. In addition, despite generating cash from operating activities of continuing operations of $739,535 for the three months ended March 31, 2009, the Company used cash in operating activities of continuing operations of $1,926,938 during the three months ended March 31, 2008.
At May 10 th, 2009, the Company had cash on hand in the U.S. and China of approximately $5,000,000. The Company’s operations in China currently generate positive cash from operations, but the availability of any cash from the Company’s operations in China and the timing thereof may be uncertain. The Company’s receivables in China have been outstanding for extended periods, and the Company has experienced increased delays in collection. The Company’s U.S. operations currently require approximately $425,000 per month to fund the cost associated with its general U.S. corporate functions, payment by corporate of the salaries of the Company’s executives in China, and the expenses related to the further development of the DR-70 test kit. In lieu of reinvesting all cash flow from Chinese operations in China, currently the necessary funds to meet the Company’s cash flow obligations in the U.S. are being transferred from JPI and/or JJB to AMDL in the United States. Assuming (i) JJB does not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) the Company does not conduct any full scale clinical trials for the DR-70 test kit or the combination immunogene therapy (“CIT”) technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is expected to be sufficient to meet the Company’s projected

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
operating expenses on a month to month basis as long as JPI or JJB continues to generate enough cash from operations that can be timely sent to the U.S. to meet the cash needs of the Company in the U.S.
The monthly cash requirement does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the DR-70 test kit or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
Management’s near and long-term operating strategies focus on (i) obtaining China State Food and Drug Administration (“SFDA”) approval for the DR-70 test kit, (ii) further developing and marketing of the DR-70 test kit, (iii) funding the growth of JPI’s existing products, (iv) seeking a large pharmaceutical partner for the Company’s CIT technology, (v) selling different formulations of Human Placental Extract (“HPE”)-based products in the U.S. and internationally, and (vi) introduction of new products. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of a distribution network for the Company’s DR-70 test kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from the Company’s distributors, (iv) possible disruption in producing products in China as a result of relocation of the Company’s facilities and/or delays or failure in either the Good Manufacturing Process (“GMP”) recertification process or the SFDA production license approval process, and (v) credit risks associated with new distribution agreements in China. The Company’s limited sales to date for the DR-70 test kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta are successful in their claims (See Note 9), the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.
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
These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
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
Revenue Recognition
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
In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts granted in prior periods were netted against revenue in the condensed consolidated statements of operations and comprehensive loss. Accounts receivable presented in the accompanying condensed consolidated balance sheets have been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.
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
Deferred Revenue
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
During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. The Company recorded up-front fees of approximately $40,000 as revenues for each of the three months ended March 31, 2009 and 2008, respectively. In the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company decided to abandon the JP Green store concept and pursue a strategy of retail distribution through independent, non-branded stores. Although the Company does not expect any significant additional involvement in the operations of the eight sub-operators, the up-front fees will continue to be amortized over the two-year contract period. Deferred revenue related to the up-front fees amounted to $43,824 and $87,538 at March 31, 2009 and December 31, 2008, respectively.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.
Impairment of Long-Lived Assets
In accordance with SFAS 144, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

•	changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	ability to maintain GMP certifications.
If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.
Derivative Financial Instruments
The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivatives within the scope of SFAS 133 must be recorded on the balance sheet at fair value. The Company issued Convertible Debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by Convertible Debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at both March 31, 2009 and December 31, 2008.
Risks and Uncertainties
Manufacturing and Distribution Operations in China
JJB, YYB, and Golden Success, a minimally active shell corporation acquired in 2008, operate as wholly owned foreign enterprises (“WFOE”) in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than such entities would receive if they operated through a joint venture with a Chinese partner.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require the Company to incur additional expenditures which could have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
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
Regulatory Environment
The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Prior to July 3, 2008, the Company was not permitted to sell the DR-70 test kit in the U.S. except on a “research use only” basis, as regulated by the United States Food and Drug Administration (“USFDA”). The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its DR-70 test kit or that they will not be withdrawn.
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
Part of the Company’s research and development efforts through 2010 will include the testing and development of an enhanced and improved version of the DR-70 test kit. Pilot studies show that the new version could be superior to the current version. The Company has completed negotiations with a third party to take the lead on necessary clinical studies. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.
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
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
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
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of March 31, 2009, the Company had no cash balances in excess of this limit. Additionally, the Company held $3,282,524 in uninsured cash accounts at its foreign subsidiaries.
Customers
The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve of doubtful accounts and sales returns of $276,384 and $73,446 at March 31, 2009 and December 31, 2008, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
As of March 31, 2009, amounts due from four customers, each with receivables in excess of 10% of accounts receivable, comprised 21%, 16%, 15% and 10% of outstanding accounts receivable. As of December 31, 2008, amounts due from six customers, each with receivables in excess of 10% of accounts receivable, comprised 19%, 14%, 13%, 13%, 12% and 12% of outstanding accounts receivable. For the three months ended March 31, 2009, one customer comprised 16% of net revenues. For the three months ended March 31, 2008, two customers comprised 20% and 12% of net revenues.
Historically, the majority of the Company’s customers were in the pharmaceutical industry. Consequently, there has been a concentration of receivables and revenues within that industry, which is subject to normal credit risk. Beginning in the third quarter of 2008, the Company entered into contracts with three new customers and a fourth contract with an existing customer for the regional distribution of HPE-based beauty products, marketed under the brand name Nalefen, within China. The new customers specialize in the distribution of cosmetic products and were granted credit terms of 120 days. There were no significant sales of the beauty products to the new customers during the quarter ended March 31, 2009. Accounts receivable from such customers represented 41% and 58% of outstanding accounts receivable at March 31, 2009 and December 31, 2008, respectively. Although the Company has limited history with customers in the cosmetic distribution industry, management considers the industry to be subject to normal credit risk.
Basic and Diluted Income (Loss) Per Share
Basic net loss per common share from continuing operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from continuing operations is computed by dividing net

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from continuing operations, basic and diluted loss per share before discontinued operations are the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants is anti-dilutive. Basic and diluted income per share from discontinued operations are also the same, as SFAS No. 128, Earnings Per Share, requires the use of the denominator used in the calculation of loss per share from continuing operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.
The impact under the treasury stock method of stock options and warrants would have been incremental shares of none and 374,538 for the three months ended March 31, 2009 and 2008, respectively. Additionally, 2,204,559 shares of common stock issuable upon conversion of debt would have been considered in calculating diluted earnings per share for the quarter ended March 31, 2009, had the inclusion of such shares been dilutive.
Diluted income per share excludes the impact of 9,465,380 and 5,582,814 options and warrants outstanding or issuable upon the conversion of debt because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the quarters ended March 31, 2009 and 2008, respectively.
Supplemental Cash Flow Information

	Three months ended March 31,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57,000	$102,000

Cash paid during the period for taxes	$492,000	$74,000

Supplemental disclosure of non-cash activities:
Warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$472,736	$—

Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings upon implementation of EITF 07-5, representing the change in value of the warrants from date of issuance to January 1, 2009	$209,166	$—

Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$133,866	$—

Fair value of warrants issued for services, included in prepaid expense	$17,500	$—

Recent Accounting Pronouncements
In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 for its nonfinancial assets and liabilities on January 1, 2009. The adoption of SFAS No. 157 had no impact on the Company’s condensed consolidated financial position or results of operations.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
In November 2007, the FASB’s EITF ratified Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”) which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. The Company adopted EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 had no impact on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will impact the Company’s condensed consolidated financial statements if and when the Company engages in a business combination.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the condensed consolidated financial statements.
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted FSP 142-3 on January 1, 2009. The adoption of FSP No. 142-3 had no impact on the Company’s condensed consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not currently expect the adoption of SFAS No. 162 to have a material impact on the condensed consolidated financial statements.
In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. The Company adopted FSP APB 14-1 on January 1, 2009. The adoption of FSP APB 14-1 had no impact on the Company’s condensed consolidated financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted EITF 07-5 on January 1, 2009. As a result, the Company reclassified certain warrants as liabilities and recorded a cumulative effect gain of approximately $111,000 to retained earnings for the decrease in fair value of the warrants at the date of issuance compared with the fair value at the date of implementation of EITF 07-5. Adjustment features within the warrants that resulted in liability classification expired prior to March 31, 2009. As a result, the warrants were reclassified back to

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
equity as of March 31, 2009. The Company recorded a loss of approximately $36,000 to other expense in the quarter ended March 31, 2009 as a result of adjusting the warrant liability to fair value at the date that the adjustment features expired.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company is evaluating the effect that FSP FAS 107-1 and APB 28-1 will have on its disclosures for the second quarter of 2009.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Raw materials	$1,246,383	$719,389
Work-in-process	14,457	11,808
Finished goods	872,320	832,794

	$2,133,160	$1,563,991

NOTE 4 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Material deposits	$1,292,376	$627,390
Due from officers and directors	10,093	9,693
Current deferred tax asset	92,915	92,798
Other	442,486	277,079

	$1,837,870	$1,006,960

Other assets consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Deposits, primarily product licenses	$3,004,040	$3,000,354
Debt issuance costs (Note 7)	1,043,190	906,408
Convertible Debt derivative	125,000	125,000
Refundable deposits	40,681	40,670

	$4,212,911	$4,072,432

Revenues have not yet been generated from the product licenses. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at March 31, 2009 (Unaudited):

			Effect of
	Gross		Foreign
	Carrying	Accumulated	Currency
	Value	Amortization	Translation	Net

Assets subject to amortization:
Intellectual property	$2,000,000	$(766,667)	$—	$1,233,333
Production rights	1,916,622	(371,136)	155,899	1,701,385
Land use rights	1,354,765	(111,009)	211,862	1,455,618
Non-compete agreements	324,415	(182,308)	32,750	174,857
Customer relationships	214,328	(86,788)	26,796	154,336
Trade name and logo	530,829	(144,588)	78,721	464,962

	$6,340,959	$(1,662,496)	$506,028	$5,184,491

Intangible assets consist of the following at December 31, 2008 (Audited):

			Effect of
	Gross		Foreign
	Carrying	Accumulated	Currency
	Value	Amortization	Translation	Net

Assets subject to amortization:
Intellectual property	$2,000,000	$(741,667)	$—	$1,258,333
Production rights	1,916,622	(318,986)	154,007	1,751,643
Land use rights	1,354,765	(99,094)	209,839	1,465,510
Non-compete agreements	324,415	(163,652)	32,483	193,246
Customer relationships	214,328	(77,904)	26,569	162,993
Trade name and logo	530,829	(129,041)	78,055	479,843

	$6,340,959	$(1,530,344)	$500,953	$5,311,568

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
As part of the acquisition of the technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of products developed with the Company’s CIT technology. The Company has not paid any royalties to Dr. Chang to date as there have been no sales of such products.
NOTE 6 — INCOME TAXES
The Company recorded tax provisions of $110,502 and $149,062 for the three months ended March 31, 2009 and March 31, 2008, respectively, or 6% and 10% of its pre-tax losses for the respective three month periods. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily from losses generated in the United States with no corresponding tax benefit, due to the full valuation reserve on net deferred tax assets, and foreign earnings taxed at the rates in effect in local jurisdictions. The Company’s Chinese operations operate under tax holiday and incentive programs. JJB has been granted a 50% waiver of income taxes for 2008 through 2010.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. As a result of the Company’s cumulative losses in the U.S., management has concluded that a full valuation allowance should be recorded in the U.S.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In China, the 2002 through 2008 tax years generally remain subject to examination by tax authorities. The Company is not currently under examination for any tax year by any jurisdiction.
Current deferred tax assets of $92,915 and $92,798 have been included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.
NOTE 7 — NOTES PAYABLE
     Notes payable consists of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Convertible Debt, net of unamortized discount, inclusive of bonus interest, of $3,761,938 and $3,762,000 at March 31, 2009 and December 31, 2008, respectively	$62	$—
Senior Notes payable, net of unamortized discount of $883,353 and $496,195 at March 31, 2009 and December 31, 2008, respectively	874,147	581,305
Bank debt	3,132,687	3,128,765

	4,006,896	3,710,070
Less: Bank debt associated with discontinued operations of YYB	466,740	466,155
Less: Current portion of long-term debt	2,666,009	2,662,610

	$874,147	$581,305

Convertible Debt
The significant terms of the Company’s convertible debt are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Senior Notes Payable
The significant terms of the Company’s Senior Notes Payable are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Senior Notes outstanding at December 31, 2008 mature on the earlier of December 8, 2010 or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.
On January 30, 2009, the Company conducted the second and final closing (the “Final Closing”) of the 12% Senior Note offering whereby the Company sold an additional $680,000 principal amount of 12% Senior Notes and five year warrants to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in 12% Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the 12% Senior Note Offering were sold in 2008 and 2009. The Senior Notes issued in January 2009 mature on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
The Company incurred debt issuance costs of $156,376 and debt discounts of $429,760 in association with the Final Closing of the Senior Notes, including $42,976 and $429,760, respectively, related to the issuance of 54,400 and 544,000 warrants for the purchase of the Company’s common stock at $1.13 per share, issued to brokers and Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 1.85%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the condensed consolidated balance sheet at March 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method.
In connection with the 12% Senior Note offering, the Company agreed to file a registration statement with the SEC on From S-3 by July 31, 2009, covering the secondary offering and resale of the Warrant Shares sold in the 12% Senior Note offering. In the event the registration statement is not declared effective prior to October 31, 2009, or the Company does not maintain effectiveness of the registration statement, the Company must issue additional warrants in an amount equal to 1% of the warrant shares per month, up to a maximum of 6% (or warrants to purchase up to 56,892 shares), issuable upon exercise of the warrants subject to registration. Based upon management’s consideration of the likelihood of completing the required registration, the Company has not accrued any liability related to the additional warrants issuable pursuant to the registration rights agreement. If it becomes probable that the Company will be required to issue additional warrants, the estimated value of the warrants will be recognized in earnings pursuant to FSP EITF 00-19-2, Accounting for Registration Payment Arrangements.
Bank Debt
At March 31, 2009 and December 31, 2008, the Company had RMB denominated indebtedness equal to $3,132,687 (RMB 21.4 million) and $3,128,765 (RMB 21.4 million), respectively, owed to two financial institutions, representing working capital and construction advances made to JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by substantially all the assets of JJB and YYB and bear interest at rates ranging from 5.3% — 9.5% per annum.
The Company acquired JPI and its subsidiaries in September 2006 from Jade Capital Group Limited (“Jade”). Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“KangDa”), and the subsequent sale of those assets and liabilities to the Company, KangDa had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and KangDa, Jade assumed bank loans of $4,667,000, and KangDa continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment by JPI of the loans under their original terms through December 31, 2008, however, this agreement was not formalized in writing.
In March 2008, the Company agreed to repay RMB 17.1 million ($2,412,145) of mature loans to the bank by the second quarter of 2008. The Company made payments totaling RMB 16.2 million ($2,282,402) in the year ended December 31, 2008. In March, 2009, the Company and the bank agreed to extend the due date on approximately $2.5 million (RMB 17.2 million) to December 31, 2009. The remaining $0.6 million, owed primarily by YYB, is due and payable. The Company expects to pay all remaining past due balances to the bank in 2009, pending the completion of additional bank funding in China or the sale of YYB.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
Debt Repayment Obligations
The following table sets forth the contractual repayment obligations under the Company’s notes payable, excluding those related to discontinued operations. The table assumes that Convertible Debt will be repaid at maturity, and excludes interest payments, except for bonus interest payable under the terms of the Convertible Debt instruments. The table also assumes that maturity of the Senior Notes will not occur before the two year anniversary of the date of issuance.

2009	$2,665,946
2010	4,839,500
2011	680,000

$8,185,446

NOTE 8 — EMPLOYMENT CONTRACT TERMINATION LIABILITY
In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverages due under the settlement agreement. Approximately $225,426 and $237,000 are included in accrued salaries and wages and $226,667 and $280,000 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected and its future prospects for exploiting or licensing the CIT technology will be significantly impaired.
In the ordinary course of business, there are other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.
Production License Acquisition Agreements
In 2006 and 2007, the Company entered into a $6.7 million purchase commitment with Jiangxi YiBo Medicine Technology Development Co., Ltd (“YiBo”) for the acquisition of generic drug production technical information to be used in the Company’s SFDA generic drug applications for ten medicines. The Company has received regulatory approval for three of the medicines and has made deposits to YiBo for the remaining seven medicines. The deposits paid to YiBo are refundable if the Company is unsuccessful in obtaining SFDA manufacturing licenses for the products purchased. The Company’s remaining obligation to YiBo totals approximately $1,780,000 at March 31, 2009. When paid, these amounts will be capitalized and amortized over the expected economic life of the products which are subject to the production licenses obtained from the SFDA.
Licensing Agreements
The Company has agreed to pay a 5% royalty on net sales of products developed from the Company’s CIT technology. The Company has not paid any royalties to date as there have been no sales of such products.
Contingent Issuance of Shares — Acquisition of JPI
In 2006, pursuant to the Stock Purchase and Sale Agreement (the “Purchase Agreement”), the Company acquired 100% of the outstanding shares of JPI from Jade. The terms of the Purchase Agreement provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent and administered pursuant to an Escrow Agreement. The Escrow Agreement provided that if, within one year from and after the closing of the Purchase Agreement, Jade or its shareholders demonstrated that the SFDA had issued a permit or the equivalent regulatory approval for the Company to sell and distribute the DR-70 test kit in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent would promptly disburse the Escrow Shares to Jade or its shareholders.
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
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
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
NOTE 10 — SHARE-BASED COMPENSATION
The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. A detailed description of the Company’s share-based compensation plans and option grants outside the option plans is contained in the notes to the audited December 31, 2008 financial statements.
On January 7, 2009, the Company adopted the 2008-2009 Performance and Equity Incentive Plan (“Performance Plan”) whereby up to 1,000,000 shares of the Company’s common stock may be issued under the Performance Plan. The Board of Directors approved the grant of 870,000 shares of the Company’s common stock under the Performance Plan, subject to stockholder approval of the Performance Plan. The grant of the 870,000 shares is also subject to the attainment of specific comprehensive income targets during the five quarterly periods beginning with the quarter ended December 31, 2008. Because stockholder approval of the Performance Plan is required, expense related to options earned for periods prior to the receipt of such approval will not be recorded until the approval is obtained. As of March 31, 2009, the Company’s stockholders have not approved the Performance Plan. Of the shares available under the performance plan, 174,000 shares of the Company’s common stock have been earned and 174,000 are expected to be forfeited, based on management’s preliminary review of the comprehensive income targets for the fourth quarter of 2008 and the first quarter of 2009, respectively.
Also, on January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008. However, because shareholder approval is required, the shares will be expensed when the approval is obtained. As of March 31, 2009, the Company’s stockholders have not approved this grant of common stock to the Company’s independent directors.
For the three months ended March 31, 2009 and 2008, the Company recorded share-based compensation expense of $157,155 and $105,542, respectively. Substantially all of such compensation expense is reflected in the accompanying condensed consolidated statements of operations and comprehensive loss within the selling, general and administrative

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.
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
The Company did not grant options in the three months ended March 31, 2009. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options granted in the three months ended March 31, 2008:

Expected volatility	111%
Expected term	5 years
Risk-free interest rate	2.48%
Dividend yield	—%
The weighted-average grant date fair value of employee and director stock options granted during the three months ended March 31, 2008 was $2.35.
The following is a summary of the changes in stock options outstanding during the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding, December 31, 2008	2,757,001	$3.75
Expired	(245,000)	6.15

Outstanding, March 31, 2009	2,512,001	$3.52	2.52

Vested and Exercisable at March 31, 2009	2,266,793	$3.52	2.37

The aggregate intrinsic value of options outstanding at March 31, 2009, considering only options with positive intrinsic values and based on the closing stock price, was $0.
At March 31, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $576,240, which is expected to be expensed over a weighted average period of 0.9 years.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
NOTE 11 — FINANCING ACTIVITIES
Cash Financing Activities
The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”). The Offerings have historically consisted of units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”). The Units are priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the NYSE Alternext US Exchange, and the exercise price of the warrants is set at 115% of the average closing price.
December 2007 Offering
In December, 2007, the Company conducted the closing of a private placement (“December 2007 Offering”) of Units. On March 5, 2008 the Company conducted the second closing of the December 2007 Offering. In the second closing the Company received $1,000,000 in aggregate gross proceeds from the sale of a total of 323,626 units at $3.09 per unit and issued warrants to purchase 161,813 shares at an exercise price of $4.74 per share. In connection with the second closing of the December 2007 Offering, the Company paid a finder’s fee of $100,000 and other expenses and fees of $42,729, including $18,854 that were paid subsequent to the first quarter of 2008.
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
Senior Notes — Warrants
In December 2008, the Company issued warrants to purchase a total of 948,200 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the first closing of the Senior Note financing. In January 2009, the Company issued warrants to purchase a total of 598,400 shares of the Company’s common stock at an exercise price of $1.13 per share in connection with the final closing of the Senior Note financing.
Non-Cash Financing Activities
On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the three months ended March 31, 2008, the Company recorded selling, general and administrative expense of $204,375 related to the agreement.
On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the three months ended March 31, 2008, the Company recorded general and administrative expense of $84,000 related to the agreement.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
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
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the shares issued will be periodically valued through the vesting period. During the three months ended March 31, 2009 and 2008, the Company recorded general and administrative expense of $55,000 and $134,800 related to the agreement.
On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vests over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, the warrants will be periodically revalued through the vesting period. As of March 31, 2009, the estimated cumulative value of the vested and unvested warrants, based on the periodic revaluation, is $116,000. The value of the vested portion of the warrants is recorded to additional paid in capital and prepaid expense in the month that vesting occurs. The resulting prepaid asset is being expensed over the 36 month term of the consulting contract. The Company recognized $11,134 of expense in the quarter ended March 31, 2009 with respect to the warrants. Additionally, $75,139 related to vested warrants that have not been expensed based on the 36 month term of the consulting agreement is included in prepaid consulting at March 31, 2009.
On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services. In accordance with EITF 96-18, the shares issued will be periodically valued through the vesting period. During the three months ended March 31, 2009, the Company recorded general and administrative expense of $29,665 related to the agreement.
On March 31, 2009, the Company issued 12,500 shares of the Company’s common stock to a consultant for investor relations services. The Company recorded $10,126 of expense in the quarter ended March 31, 2009 with respect to the shares issued, based on the value of the stock at the date the shares were earned.
Warrants
A summary of activity with respect to warrants outstanding follows:

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding, December 31, 2008	5,252,699	$3.38
Issued	598,400	1.13

Outstanding, March 31, 2009	5,851,099	$3.15

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
NOTE 12 — SEGMENT REPORTING
The Company evaluates performance based on sales, gross profit and income (loss) before discontinued operations. In 2009, the Company has two reportable segments: (i) China, which consists of manufacturing and wholesale distribution of pharmaceutical and cosmetic products to distributors, hospitals, clinics and similar institutional entities in China, and (ii) Corporate, which comprises the development of in-vitro diagnostics and the Company’s CIT technology, as well as the development of the Company’s HPE-based products for markets outside of China. The 2008 segment information has been restated to eliminate separate reporting for China-Direct, a retail concept that was under development, but abandoned in favor of an expanded distributor-based strategy in 2008. The results previously reported for China-Direct have been combined with China.
The following is information for the Company’s reportable segments for the three months ended March 31, 2009:

	China	Corporate	Total
Net revenue	$2,688,667	$23,070	$2,711,737
Gross profit	$1,111,169	$14,995	$1,126,164
Depreciation	$206,387	$13,901	$220,288
Amortization	$107,153	$25,000	$132,153
Interest expense	$55,702	$178,515	$234,217
Income (loss) before discontinued operations	$398,564	$(2,336,681)	$(1,938,117)
Identifiable assets of continuing operations	$35,579,385	$3,071,494	$38,650,879
Capital expenditures	$300,719	$106,437	$407,156
The following is information for the Company’s reportable segments for the three months ended March 31, 2008:

	China	Corporate	Total
Net revenue	$2,932,973	$8,220	$2,941,193
Gross profit	$1,422,229	$1,423	$1,423,652
Depreciation	$174,787	$2,328	$177,115
Amortization	$102,530	$25,000	$127,530
Interest expense	$83,616	$905	$84,521
Income (loss) before discontinued operations	$739,049	$(2,417,586)	$(1,678,537)
Capital expenditures	$297,346	$2,306	$299,652
At December 31, 2008, identifiable assets associated with continuing operations of the China and Corporate segments totaled $35,803,941 and $3,723,335, respectively, and $39,527,276 in the aggregate.
Virtually all of the Company’s revenues for the three months ended March 31, 2009 and 2008 were from foreign customers.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
NOTE 13 — RELATED PARTY TRANSACTIONS
At March 31, 2009 and December 31, 2008, the Company has a receivable of $10,093 and $9,693, respectively, due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.
NOTE 14 — SUBSEQUENT EVENTS
On May 4, 2009, the Company conducted a first closing (“First Closing”) of a private offering for the sale of units consisting of $1,327,250 principal amount of 12% Series 2 Senior Notes (“Series 2 Notes”) and five year warrants to purchase a total of 2,123,600 shares of the Company’s common stock at $0.98 per share (the “Warrant Shares”).
In connection with the offer and sale of securities to the purchasers in the First Closing of the offering, the Company’s exclusive placement agent was Cantone Research, Inc., a FINRA member broker dealer. Cantone Research, Inc. and all participating brokers received aggregate cash sales commissions of $132,725 and $39,818 in non-accountable expenses for services in connection with the First Closing. In addition, in the First Closing the Company issued placement agent warrants to purchase a total of 212,360 shares. In connection with the offering, the Company agreed to file a registration statement by July 31, 2009 with the Securities and Exchange Commission on Form S-3 covering the resale of all of the Warrant Shares sold in the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Our management intends for this discussion and analysis to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.
          This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, risks associated with doing business in China and internationally, demand for our products, governmental regulation and required licensing of our products and manufacturing operations, dependence on distributors, foreign currency fluctuation, technological changes, intense competition and dependence on management and those risks set forth below under Part II — Item 1A “Risk Factors” and set forth in Part I — Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether because of new information, future events or otherwise, unless required by law.
Overview
The Company
          We are an integrated pharmaceutical company with three distinct business divisions that include: (i) IV Diagnostics, (ii) China-based Integrated Pharmaceuticals and (iii) Cancer Therapeutics. Collectively, these business units focus on the development, manufacturing, distribution and sales of high quality generic pharmaceuticals, nutritional supplements, cosmetic and medical diagnostic products in the U.S., China, Korea, Taiwan and other markets throughout the world. We currently employ approximately 500 people, of which 490 are located in China.

IV Diagnostics
DR-70 Test Kit
          AMDL was founded in 1987 as a bio-tech research and development firm that had one product, its proprietary DR-70 test kit. On July 3, 2008, we received a letter of determination from the USFDA that the DR-70 test kit was “substantially equivalent” to the existing predicate device, carcinoembryonic antigen, being marketed. The determination letter grants us the right to market the DR-70 test kit as a device to monitor patients who have previously been diagnosed with colorectal cancer. We are attempting to sell our DR-70 test kit to reference and clinical laboratories in the U.S. and internationally.
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
Research and Development
          During the quarter ended March 31, 2009, we spent $92,684 on research and development related to the DR-70 test kit, as compared to $8,695 for the same period in 2008. These expenditures were incurred as part of the Company’s efforts to improve the existing DR-70 test kit and develop the next generation DR-70 test kit.
          We expect expenditures for research and development to grow in 2009 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of AMDL’s next generation version of its USFDA-approved DR-70 test kit. Through this validation study, AMDL and Mayo Clinic will perform clinical diagnostic testing to compare AMDL’s DR-70 test kit with a newly developed, next generation test. The primary goal of the study is to determine whether AMDL’s next generation DR-70 test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers.
          For USFDA regulatory approval on the new test, AMDL intends to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the third or fourth quarter of 2009. In addition, additional expenses will be incurred for consultants and laboratories for the reformulation of the HPE-based cosmetics as well as laboratories involved in testing the safety and effectiveness of the product.

China-based Integrated Pharmaceuticals
          Through JPI, we manufacture and distribute generic, homeopathic over-the-counter pharmaceutical products and supplements. JPI manufactures and distributes its products through JJB and YYB.
Discontinued Operations and Assets Held for Sale
          On January 22, 2009, our board of directors authorized management to sell the operations of YYB. In accordance with SFAS 144, we classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented. Management is in the process of negotiating a sale transaction. Based on preliminary estimates of the proceeds from the sale, there has been no adjustment to the carrying value of the net assets of YYB at March 31, 2009.
          The following table summarizes the carrying amount at March 31, 2009 and December 31, 2008 of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

	March 31,	December 31,
	2009	2008

Current assets:
Accounts receivable, net	$892,229	$930,769
Inventories	476,839	423,842
Other current assets	3,241	80,410

	$1,372,309	$1,435,021

Long-lived assets:
Property and equipment	$1,733,179	$1,742,739
Other	46,867	47,195

	$1,780,046	$1,789,934

Current liabilities:
Accounts payable and accrued liabilities	$463,979	$685,360
Debt	466,740	466,155

	$930,719	$1,151,515

Operations of JJB
          JJB manufactures and markets numerous diagnostic, pharmaceutical, nutritional supplement and cosmetic products. JJB is acquiring production rights for other pharmaceutical products which will require the approval of the SFDA. Historically, the top selling products in China are HPE-based Solutions (anti-aging cosmecutical), Domperidone (anti-emetic), Levofloxacin Lactate Injections (IV antibiotics) and Glucose solutions (pharmaceutical).
Facilities
          The SFDA requires that all facilities engaged in the manufacture of pharmaceutical products obtain GMP certification. In February 2008, JJB’s GMP certification expired for the small volume parenteral solutions injection plant lines that were engaged in manufacturing the Company’s HPE injectible product, Goodnak, and all other small volume parenteral solutions. JJB ceased small volume parenteral solutions operations at this facility while undertaking $1.5 million in modifications necessary to bring the facility and its operations into compliance. The renovations are almost complete and JJB expects to resume operation of the parenteral small injectible lines in the second quarter of 2009.
     We were notified by the Chinese Military Department of its intent to annex one of JJB’s plants that is located near a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions, including the production lines for which the Company is attempting to obtain GMP certification. Discussions regarding annexation are proceeding and we expect that JJB will be compensated fairly for the facility upon annexation. JJB intends to find a new single center site in Jiangxi Province, China to relocate its operations and combine them with operations related to any product lines retained from YYB’s manufacturing, sales and distribution operations after the sale of YYB. The extent of any product lines retained from the sale of YYB cannot be determined, as we are in negotiations for the sale of YYB. For purposes of reporting the results of discontinued operations, we have assumed that all product lines manufactured and sold by YYB will be sold with the business. We may have to spend significant time and resources finding, building and equipping the new location and restarting the relocated operations. In addition, such new facilities will need to obtain GMP certification for all manufacturing operations.
Marketing and Distribution
          JJB has established a marketing program consisting of approximately forty sales managers and a network of distributors who market JJB’s products.
          JJB sells directly to hospitals and retail stores and indirectly to other customers through distributors. One primary distributor has 29 retail outlets throughout China. JJB is developing educational programs for hospitals, doctors, clinics and distributors with respect to JJB’s product lines. These educational programs are intended to improve sales and promotion of JJB’s products.
          As JJB’s resources permit, both JJB and YYB, to the extent certain product lines are retained after the proposed sale of YYB, anticipate expanding their current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered by existing distributors or the in-house sales force.
New Beauty Formulations of the HPE-Based Anti-Aging Product
          During 2008, JJB finalized the formulations of the following HPE-based cosmetic products:
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

          The existing contracts expired and JJB is currently in negotiations to renew the agreements. As a result, revenue in the first quarter of 2009 was adversely impacted, as there were no sales of HPE solutions. We anticipate that the new lotion formulations will also be sold through these same distributors in mid or late 2009, when the new contracts are finalized and the products are launched. We may have to offer additional allowances at that time.
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
Research and Development
          In the past, JJB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired.
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

Critical Accounting Policies and Estimates
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
     Valuation of Intangible Assets. In accordance with SFAS 144, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:
•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology;

•	changing or implementation of rules regarding manufacture or sale of pharmaceuticals in China; and

•	ability to maintain GMP certifications.
     If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.

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
     In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. We account for the promotional expenses in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts granted in prior periods were netted against revenue in the condensed consolidated statements of operations and comprehensive loss. Accounts receivable presented in the accompanying condensed consolidated balance sheets have been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.
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
     Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our condensed consolidated operating results and cash flows from operating activities.
     Litigation. We account for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our condensed consolidated results of operations and comprehensive loss and cash flows from operating activities.
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

Results of Operations
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
          Net Revenues. For the quarter ended March 31, 2009, our aggregate net revenues from product sales decreased 7.8% to $2,711,737 from $2,941,193 for the same period in 2008.
Corporate
     Net revenues for the quarter ended March 31, 2009 for AMDL was $23,070 compared to $8,220 for the same period in 2008. This increase is due to increased orders for the DR-70 test kits.
     With USFDA approval of DR-70 test kit, we expect sales to increase in 2009. We are currently in discussions with distributors for the DR-70 test kit. The proposed agreements would grant our distributor an exclusive right to distribute the DR-70 test kit within the US, Canada and Latin America. It is anticipated that one or more distribution agreements will be in place by the second quarter of 2009.
     The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for the year ended December 31, 2008. Sales of DR-70 test kits in 2009 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.
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
China
     China net revenues were $2,688,667 for the quarter ended March 31, 2009 as compared to $2,932,973 for the same period in 2008 primarily due the lack of sales of HPE solutions due to cessation of production in the small injectible line and the expiration of contracts with beauty distributors that sell topical HPE solution.
     China sales by product as a percentage of total China sales were as follows:

	Three months ended March 31,
	2009	2008
Domperidone Tablet	64%	47%
HPE Solutions	—	38%
Levofloxacin Lactate Injection	12%	6%
GS Solution	8%	2%
GNS Solution	5%	3%
NaCl Solution	5%	2%
Compound Benzoic Acid and Camphor Solution	4%	—
Other	2%	2%

     We expect that the small injectible line will receive GMP recertification in the second quarter of 2009. We are currently renegotiating the contracts with the beauty product distributors.
     Gross Profit. The Company’s gross profit for the quarter ended March 31, 2009 was $1,126,164 as compared to $1,423,652 for the quarter ended March 31, 2008. This decline was also due to the decline in HPE solution sales.
Corporate
          Gross profit increased approximately 953.8% to $14,995 for the quarter ended March 31, 2009 from $1,423 for the quarter ended March 31, 2008 due to increased sales volume of the DR-70 test kit.
China
          China’s gross profit was $1,111,169 for the quarter ended March 31, 2009, a 21.9% decrease over the same period in 2008 where gross profit was $1,422,229. Gross profit as compared to sales decreased from 48.5% for the quarter ended March 31, 2008 to 41.3% for the quarter ended March 31, 2009. This decrease can be attributed to a change in the product mix which shifted away from those produced on the small injectible manufacturing line and HPE Solutions to other less profitable products, as well as an increase in the cost of raw materials and an increase in manufacturing overhead.
          The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of building, land use rights, and manufacturing equipment, amortization of production rights, utilities and repairs and maintenance.
          Management anticipates future gross profit margins for the year ending December 31, 2009 for China to increase due to the resumption of manufacturing at the JJB’s small injectable line upon the anticipated receipt of the GMP certification. The statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ending December 31, 2008. Gross profit could be negatively impacted by continued facility disruption, potential competing products and overall market acceptance of the Company’s products.
     Research and Development. In the past, JJB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired.
          All research and development costs incurred during the quarter ended March 31, 2009 were incurred by AMDL. These costs comprised of funding the necessary research and development of the current DR-70 test kit and preparing for the next generation DR-70 test kit.
          During the quarter ended March 31, 2009, we spent $92,684 on research and development related to the DR-70 test kit, compared to $8,695 for the same period in 2008.
     We expect research and development expenditures to increase during the remainder of 2009 due to:
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company were $2,590,769 for the quarter ended March 31, 2009 as compared to $2,797,947 for the same period in 2008.

          Selling, general and administrative expenses are anticipated to decrease in 2009 as AMDL is initiating programs to review all contracts and agreements to reduce costs.
Corporate
          We incurred selling, general and administrative expenses of $2,044,384 for the quarter ended March 31, 2009 as compared to $2,408,892 for the same period in 2008. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the quarter ended March 31, 2009 of approximately $157,000 for options issued to employees and directors and approximately $95,000 for common stock, options and warrants issued to consultants for services. The decrease in selling, general and administrative expense incurred is primarily a result of decreases in payroll expenses and professional fees.
     The table below details the major components of selling, general and administrative expenses incurred at Corporate:

	Three months ended March 31,
	2009	2008
Investor relations (including value of warrants/options)	$313,769	$532,507
Salary and wages (including value of options)	$647,944	$887,933
Directors fees (including value of options)	$96,377	$206,025
Consulting fees	$62,585	$48,307
Accounting and other professional fees	$326,428	$273,618
Legal	$206,224	$174,049
China
          China incurred selling, general and administrative expenses of $546,385 for the quarter ended March 31, 2009 as compared to $389,055 for the same period as in 2008. Major components were amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. Selling, general and administrative expenses increased 40.4% for the quarter ended March 31, 2009 when compared to the same period 2008. The increase is primarily due to an increase in the provision for bad debts of approximately $123,000 for the three months ended March 31, 2009 compared with the same period in 2008.
     Interest Expense. Interest expense for the quarters ended March 31, 2009 and 2008 was $234,217 and $84,521, respectively. The increase relates to interest on our Convertible Debt financing in September 2008 and the Senior Note financings in December 2008 and January 2009.
Corporate
          Interest expense increased to $178,515 for the three months ended March 31, 2009 from $905 for the same period in 2008 as a result of the issuance of our 10% Convertible Debt and 12% Senior Notes.
China
          JPI incurred interest expense of $55,702 and $83,616 for the quarter ended March 31, 2009 and 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations. Approximately $2.3 million of debt was repaid by JPI in 2008, resulting in a reduction in interest expense in 2009.
     Loss before discontinued operations. As a result of the factors described above, for the quarter ended March 31, 2009 the Company’s loss before discontinued operations was $1,938,117, or $0.12 per share compared to the quarter ended March 31, 2008 when the Company’s loss before discontinued operations was $1,678,537, or $0.11 per share.

Results of Discontinued Operations
Summarized operating results of discontinued operations for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008

Revenue	$594,839	$646,553
Income before income taxes	$277,743	$257,935
Included in income from discontinued operations, net are income tax expenses of $30,717 and $51,594 for the three months ended March 31, 2009 and 2008, respectively.
Liquidity and Capital Resources
          From December 31, 2008 to March 31, 2009, our cash and cash equivalents increased by $1,002,946, compared to a net decrease in cash and cash equivalents of $2,587,630 in the first three months of 2008. We continue to attempt to raise additional debt or equity financing as our operations historically have not produced sufficient cash to offset the cash drain of growth in our pharmaceutical business and our general operating and administrative expenses. Our US operations require approximately $425,000 per month. Our China operations may not generate cash flow in the future or such cash flows may not be available to support the US operations on a timely basis. To the extent that funds are not available to meet these operating needs, we will have to restrict or discontinue operations.
          Operating activities. We generated $739,535 from continuing operating activities in the three months ended March 31, 2009, compared with cash used in continuing operating activities of $1,926,938 for the three months ended March 31, 2008. Losses from continuing operations of $1,938,117 and $1,678,537 for the periods ended March 31, 2009 and 2008, respectively, were offset by non-cash expenses, including depreciation, amortization, debt discount accretion, stock-based compensation to management, directors and consultants, warrant revaluation and provision for bad debts of $923,861 and $1,007,376 for the respective periods. However, the Company was able to generate $1,753,751 in cash from continuing operating activities from changes in operating assets and liabilities in the three months ended March 31, 2009, as compared to an investment of working capital from changes in operating assets and liabilities of $1,255,777 for the three months ended March 31, 2008. The improvement in our working capital position is primarily due to collections of accounts receivable. The Company granted 120 day terms to four large customers in the third and fourth quarter of 2008 which accommodation was needed to properly market our Nalefen product line. These agreements expired in the first quarter of 2009, and we are in the process of negotiating new contracts with these distributors. As a result, the receivable balances are generating cash flow as payments are received, with no offset for new credit granted.
          As of April 30, 2009, there was approximately $5,479,000 in accounts receivable aging in excess of 120 days. The majority of these receivables are related to the beauty distributors that were granted 120 day terms. Management in China has committed to closely monitoring the accounts receivable aging and collection efforts. The cessation of revenues from the HPE solutions while the renegotiations are taking place will have a materially negative impact on cash flow in the second quarter of 2009.
          Investing activities. We used $407,156 in investing activities in the three months ended March 31, 2009 compared with $289,897 in the three months ended March 31, 2008. In both periods, we made expenditures in an effort to regain our GMP certification for JJB’s small injectible manufacturing lines. Renovations necessary for GMP recertification of the facility at JJB are complete and recertification is expected to be received in the second quarter of 2009. In 2009, we also acquired lab and office equipment for our U.S. facility to support our DR-70 test kit initiatives.
          Financing activities. In the quarter ended March 31, 2009, we raised $566,600, net of offering expenses, from the issuance of senior debt. We used $510,483 in financing activities in the quarter ended March 31, 2008 through the repayment of $1,393,595 owed on bank debt in China, offset by $883,112 in proceeds from the issuance of common stock and the exercise of warrants.
Future Capital Needs
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

          Funds will also be necessary in the U.S. to continue our collaboration with the Mayo Clinic for clinical trials of the DR-70 test kit and /or for formulating, testing and advertising expense related to the HPE-based cosmetic line.
          Without completion of the sale of YYB and adequate reimbursement from the military for the relocation of the JJB facility and/or additional debt or equity financing we will not be able to fund the costs of any needed additional capital expenditures, our working capital needs or additional or new research and development activities. There is no assurance we will be able to generate sufficient funds internally or sell any debt or equity securities to generate sufficient funds for these activities, or whether such funds, if available, will be obtained on terms satisfactory to us. The Company may need to discontinue or delay its capital expenditures, research activities and other investments if funds are not available to support management’s operational plans.
China Credit Facilities
     When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately RMB 38 million, or $4.7 million, (the “KangDa Credit Facility”), which was assumed by JPI through agreement with KangDa. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the Company to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which our Chinese manufacturing facilities are located. Currently, approximately $3.1 million is due and payable on the KangDa Credit Facility. In March, 2009, we entered into an agreement with the bank to extend the due date on approximately $2.5 million (RMB 17.2 million) to December 31, 2009. The remaining $0.6 million debt, owed primarily by YYB, is due and payable.
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
Going Concern
          The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses before discontinued operations of $1,938,117 and $1,678,537 for the three months ended March 31, 2009 and 2008, respectively, and had an accumulated deficit of $37,287,070 at March 31, 2009. In addition, despite generating cash from operating activities of continuing operations of $739,535 for the three months ended March 31, 2009, we used cash in operating activities of continuing operations of $1,926,938 during the three months ended March 31, 2008.
          On May 4, 2009, we closed the first tranche of our Series 2 note offering, generating net cash proceeds of $92,900, before legal costs and regulatory fees. At May 10, 2009, we had cash on hand in the U.S. and China of approximately $5,000,000. Our operations in China currently generate positive cash from operations, but the availability of any cash from our operations in China and the timing thereof may be uncertain. Our receivables in China have been outstanding for extended periods, and we have experienced increased delays in collection. Our U.S. operations currently require approximately $425,000 per month to fund the cost associated with our general U.S. corporate functions, payment by corporate of the salaries of our executives in China, and the expenses related to the further development of the DR-70 test kit. In lieu of reinvesting all cash flow from Chinese operations in China, currently the necessary funds to meet our cash flow obligations in the U.S. are being transferred from JPI and/or JJB to AMDL in the United States. Assuming (i) JJB does not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) we do not conduct any full scale clinical trials for the DR-70 test kit or our CIT technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses on a month to month basis as long as JPI or JJB continues to generate enough cash from operations that can be timely sent to the U.S. to meet the cash needs of the Company in the U.S.

          The monthly cash requirement does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our DR-70 test kit or expenditures related to further development of our CIT technology, as no significant expenditures are anticipated other than the legal fees incurred in furtherance of patent protection for the CIT technology.
          Our near and long-term operating strategies focus on (i) obtaining SFDA approval for the DR-70 test kit, (ii) further developing and marketing of DR-70, (iii) funding the growth of JPI’s existing products, (iv) seeking a large pharmaceutical partner for our CIT technology, (v) selling different formulations of HPE-based products in the U.S. and internationally and (vi) introduction of new products. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.
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
          These items, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures subject to the limitations described in Form 10-K, were not effective at the reasonable assurance level during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     In the course of continuing our review of the effectiveness of our internal controls over financial reporting at March 31, 2009, we identified the following material weaknesses that individually or in the aggregate may materially affect our internal controls over financial reporting:
     a) We did not maintain effective controls to ensure there are adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.
     b) We do not have adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.
     c) We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest.
     d) A lack of clear policy regarding delegated authority has contributed to a lapse in corporate oversight regarding such transactions.
     The Company has implemented and is in the process of testing the following remediation plans;
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
     5. issued policies and procedures regarding the delegation of authority and conducted training sessions with appropriate individuals at our subsidiary locations. We are monitoring the implementation of such policies through detailed review of significant transactions on a quarterly basis.
     Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting.
     Except as set forth above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Our cash position in the U.S. and China as of May 10, 2009 of approximately $5,000,000 is not sufficient to fully implement all of our various business strategies for the DR-70 test kit or to market the DR-70 test kit or our HPE-based products internationally by ourselves. Even if we are successful in obtaining additional financing, and notwithstanding any cash generated from our pharmaceutical operations in China which may be available to us, our short-term strategies are to engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed and/or marketed.
Our operations in China involve significant risk.
     JJB and YYB operate as WFOEs in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
     JJB and YYB are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require us to incur additional expenditures or could impose additional regulation on the prices charged for our pharmaceutical products, which could have a material impact on our condensed consolidated financial position, results of operations and cash flows.
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

     At May 10, 2009, we had cash on hand in the U.S. and China of approximately $5,000,000. Our operations in China currently generate positive cash from operations, but the availability of any cash from our operations in China and the timing thereof may be uncertain. Our receivables in China have been outstanding for extended periods, and we have experienced delays in collection. Accordingly, there can be no assurances that any funds from our China operations will be available to defray operating expenses in the U.S. in the future. Our U.S. operations require approximately $425,000 per month to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to DR-70 test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management in the US and China. In lieu of reinvesting all cash flow from Chinese operations in China, currently the necessary funds to meet our cash flow obligations in the United States are being transferred from JPI and/or JJB to AMDL in the United States. Assuming (i) JJB and YYB do not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) we do not conduct any full scale clinical trials for the DR-70 test kit or our CIT technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to meet or exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is expected to be sufficient to meet our projected operating expenses on a month to month basis as long as JPI or JJB continues to generate enough cash from operations which can be timely sent to the U.S. to meet the operating expenses of the Company in the U.S.
Our independent registered public accounting firm has included a going concern paragraph in their report on our consolidated financial statements.
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
Adverse conditions in the global economy and disruption in financial markets could impair our revenues and results of operations.
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have impaired our ability to access credit markets and finance operations already. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We are impacted by these economic developments, both domestically and globally, as our business requires additional capital to build inventories and exploit new markets. In addition, the current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations, and has resulted in a decrease in orders for our products, and increases the number of days outstanding of our accounts receivable in China. Our customers’ ability to pay for our products may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S., China and other countries. Should these economic conditions result in us not meeting our revenue objectives, our operating results and financial condition could be adversely affected.
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
     Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we do not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly, we are seeking a strategic partner to license the CIT technology from us. If we cannot attract a large pharmaceutical company to license our CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our condensed consolidated balance sheet, any substantial deterioration of value would significantly impact our reported condensed consolidated financial position and our reported condensed consolidated operating results.
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
     Prior to the acquisition of JPI, virtually all of our operating revenues came from sales to two distributors of the DR-70 test kits in foreign countries and from sales to a few domestic customers of certain OEM products. For the year ended December 31, 2008, and the quarter ended March 31, 2009, virtually all of our revenues in the U.S. were derived from sales of DR-70 test kits. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70 test kits. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70 test kits from us. Accordingly, based upon this fact, historical sales, any projection of future orders or sales of DR-70 test kits is unreliable. In addition, the amount of DR-70 test kits purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
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

     Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 and 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008 and 2007. During its evaluation, as of December 31, 2008 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A of our Annual Report on Form 10-K. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.
     We are taking steps to remediate our material weaknesses, as described in Item 9A of our Annual Report on Form 10-K. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in our internal controls will not be discovered in the future.
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
     We have a significant number of warrants outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of March 31, 2009, we had (i) warrants outstanding that are currently exercisable for up to an aggregate of 5,851,099 shares of common stock at a weighted average of $3.15 per share, (ii) 2,530,917 shares of common stock potentially issuable on conversion of our 10% convertible notes at $1.20 per share, and (iii) warrants to purchase 1,265,458 shares of common stock issuable on conversion of the 10% convertible notes at a formula price based on the market price on the date of conversion. The existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          All unregistered sales of equity securities during the period of this quarterly report have been disclosed in our Current Report on Form 8-K filed January 30, 2009.
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

AMDL, INC. (Registrant)
Date: May 15, 2009	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Akio Ariura
Akio Ariura, Chief Operating Officer, Chief
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