Form 10-Q
period 2009-06-30
AMDL INC
filed 2009-08-19
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 18th, 2009 was 17,188,074.

AMDL, INC.
INDEX TO FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,072,904	$2,287,283
Accounts receivable, net	6,550,721	13,575,534
Inventories	1,290,934	1,563,991
Prepaid expenses and other current assets	6,242,691	1,006,960
Current assets of discontinued operations	—	1,435,021

Total current assets	16,157,250	19,868,789
Property and equipment, net	9,807,757	11,709,508
Intangible assets, net	4,550,310	5,311,568
Other assets	4,725,385	4,072,432
Non-current assets of discontinued operations	—	1,789,934

Total assets	$35,240,702	$42,752,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,891,582	$1,675,539
Accrued salaries and wages	1,179,190	822,201
Income taxes payable	61,768	472,860
Deferred revenue	—	87,538
Current portion of notes payable	2,666,670	2,662,610
Current liabilities of discontinued operations	—	1,151,515

Total current liabilities	5,799,209	6,872,263
Other long-term liabilities	373,745	353,811
Notes payable, net of current portion and debt discount	1,554,788	581,305

Total liabilities	7,727,742	7,807,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,150,174 and 16,006,074 shares issued at June 30, 2009 and December 31, 2008, respectively; 16,001,904 and 15,826,074 shares outstanding at June 30, 2009 and December 31, 2008, respectively	16,002	15,826
Additional paid-in capital	70,474,045	68,192,411
Accumulated other comprehensive income	2,369,778	2,443,452
Accumulated deficit	(45,346,867)	(35,706,837)

Total stockholders’ equity	27,512,958	34,944,852

Total liabilities and stockholders’ equity	$35,240,702	$42,752,231

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
Net revenues	$3,181,043		$4,878,192	$5,892,780	$7,819,385
Cost of sales	2,150,405		2,459,322	3,735,978	3,976,862

Gross profit	1,030,639		2,418,870	2,156,802	3,842,523

Operating expenses:
Research and development	332,779		57,052	425,463	65,747
Selling, general and administrative	3,784,801		2,714,487	6,375,570	5,512,436

	4,114,580		2,771,539	6,801,033	5,578,183

Income (loss) from operations	(3,086,941)		(352,669)	(4,644,231)	(1,735,660)

Other income (expense):
Interest and other income (expense), net	(36,721)		4,112	(72,830)	(80,408)
Interest expense	(332,034)		(199,814)	(566,251)	(261,779)

Total other expense, net	(368,755)		(195,702)	(639,080)	(342,187)

Loss before provision for income taxes	(3,455,696)		(548,868)	(5,283,311)	(2,077,847)

Provision for income taxes	417,165		257,572	527,667	406,633

Loss before discontinued operation	(3,872,861)		(805,943)	(5,810,978)	(2,484,480)

Income (loss) from discontinued operations, net	(4,222,696)		376,376	(3,975,670)	582,717

Net loss	(8,095,755)		(429,567)	(9,786,648)	(1,901,763)

Other comprehensive loss:
Foreign currency translation gain (loss)	(54)		524,015	(42,485)	1,307,444

Comprehensive gain (loss)	$(8,095,502)	$	,94,448	$(9,744,162)	$(594,319)

Basic and diluted loss per common share:
Loss before discontinued operations	$(0.24)		$(0.05)	$(0.37)	$(0.16)
Income (loss) from discontinued operations	$(0.27)		$0.02	$(0.25)	$0.04

Net loss	$(0.51)		$(0.03)	$(0.62)	$(0.12)

Weighted average common shares outstanding — basic and diluted	15,851,815		15,564,208	15,916,133	15,347,277

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,786,648)	$(1,901,763)
Less: income from discontinued operations	(3,975,670)	582,717

	(5,810,978)	(2,484,480)

Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,300,413	637,931
Accretion of debt discount and amortization of debt issuance costs	194,291	—
Fair market value of options granted to employees and directors for services	154,056	422,168
Fair market value of common stock, warrants and options expensed for services	314,310	1,116,753
Fair value adjustment to warrants accounted for as liabilities	35,557	—
Provision for bad debts	1,932,384	148,379
Changes in operating assets and liabilities:
Accounts receivable	5,116,069	(2,743,228)
Related party account with Jade Capital	—	(47,375)
Inventories	275,284	82.816
Prepaid expenses and other assets	(5,674,930)	399,979
Accounts payable, accrued expenses and accrued salaries and wages	539,155	733,327
Income taxes payable	(412,035)	(20,930)
Deferred revenue	(87,720)	(84,851)

Net cash provided by (used in) operating activities of continuing operations	(2,124,145)	(1,839,511)
Net cash provided by operating activities of discontinued operations	1,853,502	491,270

Net cash provided by (used in) operating activities	(270,643)	(1,348,241)

Cash flows from investing activities:
Purchase of property and equipment	(2,034,324)	(1,196,775)
Funds advanced to Kangda		(644,426)
Return of amounts advanced on note receivable	—	13,936

Net cash used in investing activities of continuing operations	(2,034,324)	(1,827,265)
Net cash used in investing activities of discontinued operations	—	(14,909)

Net cash used in investing activities	(2,034,324)	(1,842,174)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes, net of cash issuance costs of $656,426	2,088,593	—
Payments on notes payable	—	(2,197,969)
Proceeds from issuance of common stock, net of cash offering costs of $123,875	—	860,421
Proceeds from the exercise of warrants	—	6,983

Net cash provided by (used in) financing activities of continuing operations	2,088,593	(1,414,741)
Net cash provided by (used in) financing activities of discontinued operations	—	(84,176)

Net cash provided by (used in) financing activities of continuing operations	2,088,593	(1,414,741)

Effect of exchange rates on cash and cash equivalents	1,996	59,484

Net change in cash and cash equivalents	(214,379)	(4,545,672)
Cash and cash equivalents, beginning of period	2,287,283	6,157,493

Cash and cash equivalents, end of period	$2,072,904	$1,611,821

See accompanying notes to unaudited condensed consolidated financial statements.

AMDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008
NOTE 1 — MANAGEMENT’S REPRESENTATION
The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by AMDL, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.
Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The report of the Company’s independent registered public accounting firm on the consolidated financial statements included in Form 10-K contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern.
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
Discontinued Operations and Dispositions
On January 22, 2009, the Company’s board of directors authorized management to sell the operations of YYB. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company has classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented. The Company sold YYB in June 2009. No significant activity occurred during the second quarter of 2009. The sales price was 16 million Rmb to be remitted directly to the bank holding the mortgage on JJB assets.
Summarized operating results of discontinued operations for the six months ended June 30, 2009 and 2008 are as follows:

	Six months ended June 30,
	2009	2008
Revenue	$594,839	$1,549,193
Income before income taxes	$277,743	$754,359

Included in loss from discontinued operations, net are income tax expenses of $30,717 and $134,086 for the six months ended June 30, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.
The following table summarizes the carrying amount at December 31, 2008 of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

December 31,
2008
Current assets:
Accounts receivable, net	$930,769
Inventories	423,842
Other current assets	80,410

$1,435,021

Long-lived assets:
Property and equipment	$1,742,739
Other	47,195

$1,789,934

Current liabilities:
Accounts payable and accrued liabilities	$685,360
Debt	466,155

$1,151,515

Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses before discontinued operations of $3,872,861 and $805,943 for the three months ended June 30, 2009 and 2008, respectively, bringing the net losses before discontinued operations to $5,810,978 and 2,484,480 for the six months ended June 30, 2009 and 2008, respectively, and had an accumulated deficit of $45,346,867 at June 30, 2009. In addition, despite generating cash from financing activities of $        for the six months ended June 30, 2009, the Company had a net decrease in cash of $214,379 for the six months ended June 30, 2009.
At August 17, 2009, the Company had cash on hand in the U.S. $16,000. The Company’s operations in China currently generate positive cash from operations, but the availability of any cash from the Company’s operations in China and the timing thereof is uncertain. The Company’s receivables in China have been outstanding for extended periods, and the Company has experienced increased delays in collection. The Company’s U.S. operations currently require approximately $400,000 per month to fund the cost associated with its general U.S. corporate functions, payment by corporate of the salaries of the Company’s executives in China, and the expenses related to the further development of the DR-70 test kit. Assuming (i) JJB does not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) the Company does not conduct any full scale clinical trials for the DR-70 test kit or the combination immunogene therapy (“CIT”) technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, the amount of cash on hand is not expected to be sufficient to meet the Company’s projected operating expenses on a month to month basis. Accordingly the Company must @@@ addictional ### or equity financing for its continued operations.
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
Revenue Recognition
Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, provided the criteria in the Security and SEC’s Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, (as amended by SAB No. 104) are met.
In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Accordingly, the promotional discounts granted in prior periods were netted against revenue in the condensed consolidated statements of operations and comprehensive loss. Accounts receivable presented in the accompanying condensed consolidated balance
JPI’s management has encountered difficulties in the collection of Accounts receivables from the above distributors. Since collectability is questionable, a provision for doubtful accounts has been made in the amount of approximately $2.6 million.

sheets have been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.
JJB signed four new distribution agreement for the distribution of the Good nak beauty series of produces. These distribution agreements include up front payments for promotion and advertising. As of June 30, 2009, approximately $2.2 million was remitted.
Inventories Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-dawns are considered permanent adjustments to the cost basis of the excess or obsolete inventories.
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
During 2007, JJB received a one-time, non-refundable up front fee from each of eight sub-operators of the retail stores in the aggregate amount of $314,762, which will be recognized over the two year contract period with the sub-operators. The Company deferred recognition of these fees until the retail stores opened. JJB is amortizing the up-front fees over the two year contract period. The Company recorded up-front fees of approximately $40,000 as revenues for each of the three months ended March 31, 2009 and 2008, respectively. In the first half of 2008, numerous existing beauty and spa businesses indicated their interest in becoming JP Green product sellers, without JPI’s involvement in direct ownership or management. Based on the perceived level of interest and the relative low cost of this strategy, the Company decided to abandon the JP Green store concept and pursue a strategy of retail distribution through independent, non-branded stores. Since the Company does not expect any significant additional involvement in the operations of the eight sub-operators, the up-front fees were recorded as revenue during the quarter ended June 30, 2009. Deferred revenue related to the unamortized up-front fees amounted to $87,538 at December 31, 2008.
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

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.
Derivative Financial Instruments
The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivatives within the scope of SFAS 133 must be recorded on the balance sheet at fair value. The Company issued Convertible Debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by Convertible Debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at both June 30, 2009 and December 31, 2008.
Risks and Uncertainties
Manufacturing and Distribution Operations in China
JJB, and Golden Success, a minimally active shell corporation acquired in 2008, operate as wholly owned foreign enterprises (“WFOE”) in the PRC. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than such entities would receive if they operated through a joint venture with a Chinese partner.
JJB is subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require the Company to incur additional expenditures which could have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
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
Concentrations of Credit Risk
Cash
From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of June 30, 2009, the Company had no cash balances in excess of this limit. Additionally, the Company held $1,900,012 in uninsured cash accounts at its foreign subsidiaries.
Customers
The Company grants credit to customers within the PRC, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve of doubtful accounts and sales returns of $2,004,751 and $73,446 at June 30, 2009 and December 31, 2008, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
As of June 30, 2009, amounts due from three customers, each with receivables in excess of 10% of accounts receivable, comprised 28%, 15% and 15% of outstanding accounts receivable. As of December 31, 2008, amounts due from six customers, each with receivables in excess of 10% of accounts receivable, comprised 19%, 14%, 13%, 13%, 12% and 12% of outstanding accounts receivable. For the six months ended June 30, 2009, one customer comprised 11% of net revenues. For the six months ended June 30, 2008, two customers comprised 17% and 12% of net revenues.

Historically, the majority of the Company’s customers were in the pharmaceutical industry. Consequently, there has been a concentration of receivables and revenues within that industry, which is subject to normal credit risk. Beginning in the third quarter of 2008, the Company entered into contracts with three new customers and a fourth contract with an existing customer for the regional distribution of HPE-based beauty products, marketed under the brand name Nalefen, within China. The new customers specialize in the distribution of cosmetic products and were granted credit terms of 120 days. There were no significant sales of the beauty products to the new customers during the six months ended June 30, 2009. Accounts receivable from such customers represented 20% and 58% of outstanding accounts receivable at June 30, 2009 and December 31, 2008, respectively. Although the Company has limited history with customers in the cosmetic distribution industry, management considers the industry to be subject to normal credit risk.
Basic and Diluted Income (Loss) Per Share
Basic net loss per common share from continuing operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from continuing operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from continuing operations, basic and diluted loss per share before discontinued operations are the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants is anti-dilutive. Basic and diluted income per share from discontinued operations are also the same, as SFAS No. 128, Earnings Per Share, requires the use of the denominator used in the calculation of loss per share from continuing operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.
The impact under the treasury stock method of stock options and warrants would have been incremental shares of none and 374,538 for the three months ended June 30, 2009 and 2008, respectively. Additionally, 2,204,559 shares of common stock issuable upon conversion of debt would have been considered in calculating diluted earnings per share for the three and six months ended June 30, 2009, had the inclusion of such shares been dilutive.
Diluted income per share excludes the impact of 10,451,125 and 5,582,814 options and warrants outstanding or issuable upon the conversion of debt because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the six months ended June 30, 2009 and 2008, respectively.
Supplemental Cash Flow Information

	Six months ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$207,356	$184,960

Cash paid during the period for taxes	$736,506	$438,198

Supplemental disclosure of non-cash activities:
Warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$1,853,120	$—

Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings upon implementation of EITF 07-5, representing the change in value of the warrants from date of issuance to January 1, 2009	$209,166	$—

Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$133,866	$—

Fair market value of common stock recorded as prepaid consulting		$1,011,000

Fair value of warrants issued for services, included in prepaid expense	$35,625	$—

Recent Accounting Pronouncements
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence, Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-dawns are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

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
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted EITF 07-5 on January 1, 2009. As a result, the Company reclassified certain warrants as liabilities and recorded a cumulative effect gain of approximately $111,000 to retained earnings for the decrease in fair value of the warrants at the date of issuance compared with the fair value at the date of implementation of EITF 07-5. Adjustment features within the warrants that resulted in liability classification expired prior to March 31, 2009. As a result, the warrants were reclassified back to equity as of March 31, 2009. The Company recorded a loss of approximately $36,000 to other expense in the quarter ended March 31, 2009 as a result of adjusting the warrant liability to fair value at the date that the adjustment features expired.

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
NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Raw materials	$1,024,644	$719,389
Work-in-process	5,332	11,808
Finished goods	260,959	832,794

	$1,290,934	$1,563,991

NOTE 4 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Material deposits	$1,182,463	$627,390
Due from officers and directors	12,770	9,693
Current deferred tax asset		92,798
Receivable from sale of YYB	2,337,541	—
Advertising and sales	2,191,445	—
Other	518,472	277,079

	$6,242,691	$1,006,960

Other assets consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Deposits, primarily product licenses	$3,013,055	$3,000,354
Debt issuance costs (Note 7)	1,550,665	906,408
Convertible Debt derivative	125,000	125,000
Refundable deposits	36,665	40,670

	$4,725,385	$4,072,432

Revenues have not yet been generated from the product licenses. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.

NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of the following at June 30, 2009 (Unaudited):

			Effect of
	Gross		Foreign
	Carrying	Accumulated	Currency
	Value	Amortization	Translation	Net
Assets subject to amortization:
Intellectual property	$2,000,000	$(791,667)	$—	$1,208,333
Production rights	1,916,622	(436,783)	169,389	1,649,638
Land use rights	1,354,765	(92,854)	(260,299)	1,001,613
Non-compete agreements	324,415	(216,925)	48,789	156,159
Customer relationships	214,328	(103,299)	34,421	145,451
Trade name and logo	530,829	(172,462)	91,047	449,413

	$6,340,959	$(1,813,990)	$83,268	$4,610,238

Intangible assets consist of the following at December 31, 2008 (Audited):

			Effect of
	Gross		Foreign
	Carrying	Accumulated	Currency
	Value	Amortization	Translation	Net
Assets subject to amortization:
Intellectual property	$2,000,000	$(741,667)	$—	$1,258,333
Production rights	1,916,622	(318,986)	154,007	1,751,643
Land use rights	1,354,765	(99,094)	209,839	1,465,510
Non-compete agreements	324,415	(163,652)	32,483	193,246
Customer relationships	214,328	(77,904)	26,569	162,993
Trade name and logo	530,829	(129,041)	78,055	479,843

	$6,340,959	$(1,530,344)	$500,953	$5,311,568

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
NOTE 6 — INCOME TAXES
The Company recorded tax provisions of $417,165 and $257,572 for the three months ended June 30, 2009 and 2008, respectively, or 12% and 10% of its pre-tax losses for the respective periods. The Company recorded tax provisions of $527,667 and $406,633 for the six months ended June 30, 2009 and 2008, respectively, or 37% and 18% of its pre-tax losses for the respective periods. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily from losses generated in the United States with no corresponding tax benefit, due to the full valuation reserve on net deferred tax assets, and foreign earnings taxed at the rates in effect in local jurisdictions. The Company’s Chinese operations operate under tax holiday and incentive programs. JJB has been granted a 50% waiver of income taxes for 2008 through 2010.
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

Current deferred tax assets of $-0- and $92,798 have been included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.
NOTE 7 — NOTES PAYABLE
     Notes payable consists of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Convertible Debt, net of unamortized discount, inclusive of bonus interest, of $3,761,588 and $3,762,000 at June 30, 2009 and December 31, 2008, respectively	$412	$—
Senior Notes payable, net of unamortized discount of $1,946,406 and $496,195 at June 30, 2009 and December 31, 2008, respectively	1,554,788	581,305
Bank debt	2,666,258	3,128,765

	4,221,458	3,710,070
Less: Bank debt associated with discontinued operations of YYB	—	466,155
Less: Current portion of long-term debt	2,666,670	2,662,610

	$1,554,788	$581,305

Convertible Debt
The significant terms of the Company’s convertible debt are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Senior Notes Payable
The significant terms of the Company’s Senior Notes Payable (Series 1) are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Series 1 Senior Notes outstanding at December 31, 2008 mature on the earlier of December 8, 2010 or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.
On January 30, 2009, the Company conducted the second and final closing (the “Final Closing”) of the 12% (Series 1) Senior Note offering whereby the Company sold an additional $680,000 principal amount of 12% Senior Notes and five year warrants to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in 12% Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the 12% Senior Note Offering were sold in 2008 and 2009. The Senior Notes issued in January 2009 mature on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.
The Company incurred debt issuance costs of $156,376 and debt discounts of $429,760 in association with the Final Closing of the Senior Notes, (Series 1) including $42,976 and $429,760, respectively, related to the issuance of 54,400 and 544,000 warrants for the purchase of the Company’s common stock at $1.13 per share, issued to brokers and Senior Note (Series 1) holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 1.85%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the condensed consolidated balance sheet at June 30, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method.
In connection with the 12% Senior Note (Series 1) offering, the Company agreed to file a registration statement with the SEC on From S-3 by July 31, 2009 (which was filed on July 2, 2009), covering the secondary offering and resale of the Warrant Shares sold in the 12% Senior Note offering. In the event the registration statement is not declared effective prior to October 31, 2009, or the Company does not maintain effectiveness of the registration statement, the Company must issue additional warrants in an amount equal to 1% of the warrant shares per month, up to a maximum of 6% (or warrants to purchase up to 56,892 shares), issuable upon exercise of the warrants subject to registration. Based upon management’s consideration of the likelihood of completing the required registration, the Company has not accrued any liability related to the additional warrants issuable pursuant to the registration rights agreement. If it becomes probable that the Company will be required to issue additional warrants, the estimated value of the warrants will be recognized in earnings pursuant to FSP EITF 00-19-2, Accounting for Registration Payment Arrangements.
On May 4, 2009, the Company conducted a first closing (“First Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,327,250 principal amount of 12% Series 2 Senior Notes (“Series 2 Notes”) and five year warrants to purchase a total of 2,123,600 shares of our common stock at $0.98 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was 115% of the five (5) day volume weighted average closing price of the Company’s common stock on NYSE Alternex US for the five (5) trading days prior to the date of the First Closing.
In connection with the offer and sale of securities to the purchasers in the First Closing of the offering, our exclusive placement agent and all participating brokers received aggregate cash sales commissions of $132,725 and $39,817.50 in non-accountable expenses for services in connection with the First Closing. In addition, in the First Closing we issued placement agent warrants to our exclusive placement agent to purchase a total of 212,360 shares, of which warrants to purchase 54,472 shares and warrants to purchase 6,000 shares were assigned to other individuals.
On June 12, 2009, the Company conducted the second closing (the “Second Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $468,500 principal amount of 12% Series 2 Senior Notes (“Notes”) and five year warrants to purchase a total of 749,600 shares of our common stock at $1.11 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was to be greater of 115% of the five day weighted average closing prices of our common stock as reported by NYSE Alternext US for the five trading days ended on June 11, 2009.
In connection with the offer and sale of securities to the purchasers in the offering, our exclusive placement agent received sales commissions of $46,850 and $14,055 of non-accountable expenses for services in connection with the Second Closing. In addition, in the Second Closing we issued placement agent warrants to purchase a total of 74,960 shares, of which our exclusive placement agent received placement agent warrants to purchase 58,360 shares, and two other brokers received warrants to purchase 14,992 shares and 1,600 shares, respectively.
Bank Debt
At June 30, 2009 and December 31, 2008, the Company had RMB denominated indebtedness equal to $2,666,670 (RMB 21.4 million) and $3,128,765 (RMB 21.4 million), respectively, owed to two financial institutions, representing working capital and construction advances made to JJB and YYB prior to the Company’s acquisition of JPI. These notes are secured by certain assets of JJB and YYB and bear interest at rates ranging from 5.3% — 9.5% per annum. The buyer of YYB has contractually agreed to pay off the balance of the RMB 16 million obligation secured by a mortgage on certain land owned by JJB.
The Company acquired JPI and its subsidiaries in September 2006 from Jade Capital Group Limited (“Jade”). Prior to Jade’s purchase of certain assets, including land and buildings, of JiangXi Shangrao Pharmacy Co. Ltd (“KangDa”), and the subsequent sale of those assets and liabilities to the Company, KangDa had bank loans of $5,692,000 secured by the assets transferred to Jade. Pursuant to an agreement between Jade and KangDa, Jade assumed bank loans of $4,667,000, and KangDa continued to owe the bank $1,025,000. The loans were not separable or assumable, and therefore became technically due when the assets of JJB and YYB were acquired. The Company reached a verbal agreement with the bank to allow repayment by JPI of the loans under their original terms through December 31, 2008, however, this agreement was not formalized in writing. The RMB 16 million loan term was modified and extended in connection with the date 8 YYB in June 2009.

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

2009	$2,665,946
2010	4,998,668
2011	888,224
2012	1,431,358

$9,984,196

NOTE 8 — EMPLOYMENT CONTRACT TERMINATION LIABILITY
In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverages due under the settlement agreement. Approximately $214,242 and $237,000 are included in accrued salaries and wages and $175,696 and $280,000 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. The Company has not made the $18,000 payment due for July 2009 nor paid the premium on a life insurance policy on the former officer and is currently in default under this obligation.
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
On January 7, 2009, the Company adopted the 2008-2009 Performance and Equity Incentive Plan (“Performance Plan”) whereby up to 1,000,000 shares of the Company’s common stock may be issued under the Performance Plan. The Board of Directors approved the grant of 870,000 shares of the Company’s common stock under the Performance Plan, subject to stockholder approval of the Performance Plan. The grant of the 870,000 shares is also subject to the attainment of specific comprehensive income targets during the five quarterly periods beginning with the quarter ended December 31, 2008. Because stockholder approval of the Performance Plan is required, expense related to options earned for periods prior to the receipt of such approval will not be recorded until the approval is obtained. As of June 30, 2009, the Company’s stockholders have not approved the Performance Plan. Of the shares available under the performance plan, 174,000 shares of the Company’s common stock have been earned, and the “Income Targets” were not met for first quarter 2009 and on June 8, 2009, 223,000 shares that were previously issued under the Performance Plan were cancelled and returned to treasury. It is unlikely that any of the Income Targets for Q3 and Q4 of 2009 will be met, and accordingly the balance of the shares issued under the Performance Plan will be cancelled and returned to the treasury of the Company.
Also, on January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008. However, because shareholder approval is required, the shares will be expensed when the approval is obtained. As of June 30, 2009, the Company’s stockholders have not approved this grant of common stock to the Company’s independent directors.
For the six months ended June 30, 2009 and 2008, the Company recorded share-based compensation expense of $154,056 and $422,168, respectively. Substantially all of such compensation expense is reflected in the accompanying condensed consolidated statements of operations and comprehensive loss within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.
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
The Company did not grant options in the six months ended June 30, 2009. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options granted in the six months ended June 30, 2008:

Expected volatility	111%
Expected term	5 years
Risk-free interest rate	2.48%
Dividend yield	—%
The weighted-average grant date fair value of employee and director stock options granted during the six months ended June 30, 2008 was $2.98.
The following is a summary of the changes in stock options outstanding during the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding, December 31, 2008	2,757,001	$3.75
Expired	(305,000)	5.76

Outstanding and expected to vest, June 30, 2009	2,452,001	$3.50	2.33

Vested and Exercisable at June 30, 2009	2,348,668	$3.50	2.27

The aggregate intrinsic value of options outstanding at June 30, 2009, considering only options with positive intrinsic values and based on the closing stock price, was $0.
At June 30, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $419,083, which is expected to be expensed over a weighted average period of 0.9 years.
NOTE 11 — FINANCING ACTIVITIES
Cash Financing Activities
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
Senior Notes — Warrants
In December 2008, the Company issued warrants to purchase a total of 948,200 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the first closing of the Senior Note financing. In January 2009, the Company issued warrants to purchase a total of 598,400 shares of the Company’s common stock at an exercise price of $1.13 per share in connection with the final closing of the Senior Note financing. In May 2009, The Company issued warrants to purchase a total as 2,123,600 shares of the Company’s common stock at an exercise price of $0.98 per share In June 2009, The Company issued warrants to purchase a total of of 749,600 shares of the Company’s common stock at an exercise price of $1.11 per share
Non-Cash Financing Activities
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
On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the shares issued will be periodically valued through the vesting period. During the six months ended June 30, 2009 and 2008, the Company recorded general and administrative expense of $55,000 and $134,800 related to the agreement.
On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vests over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with EITF 96-18, the warrants will be periodically revalued through the vesting period. As of June 30, 2009, the estimated cumulative value of the vested and unvested warrants, based on the periodic revaluation, is $116,000. The value of the vested portion of the warrants is recorded to additional paid in capital and prepaid expense in the month that vesting occurs. The resulting prepaid asset is being expensed over the 36 month term of the consulting contract. The Company recognized $121,326 of expense in the quarter ended June 30, 2009 with respect to the warrants.
On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services. In accordance with EITF 96-18, the shares issued will be periodically valued through the vesting period. During the three and six months ended June 30, 2009, the Company recorded general and administrative expense of $42,615 and $72,247, respectively, related to the agreement.
On March 31, 2009, the Company issued 12,500 shares of the Company’s common stock to a consultant for investor relations services. The Company recorded $10,126 of expense in the quarter ended March 31, 2009 with respect to the shares issued, based on the value of the stock at the date the shares were earned.
Warrants
A summary of activity with respect to warrants outstanding follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2008	5,252,699	$3.38
Issued	3,758,920	1.03

Outstanding, June 30, 2009	7,999,124	$2.35

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

The following is information for the Company’s reportable segments for the six months ended June 30, 2009:

	China	Corporate	Total
Net revenue	$3,152,693	$28,350	$3,181,043
Gross profit	$1,013,903	$16,737	$1,030,640
Depreciation	$263,512	$31,777	$295,289
Amortization	$602,684	$50,000	$652,684
Interest expense	$55,756	$276,278	$332,034
Income (loss) before discontinued operations	$(1,532,428)	$(2,340,433)	$(3,872,861)
Identifiable assets of continuing operations	$29,411,505	$3,551,994	$32,963,499
Capital expenditures	$849,660	$646	$850,306
The following is information for the Company’s reportable segments for the six months ended June 30, 2008:

	China	Corporate	Total
Net revenue	$5,841,360	$51,420	$5,892,780
Gross profit	$2,125,072	$31,732	$2,156,804
Depreciation	$469,899	$45,678	$515,577
Amortization	$709,837	$75,000	$784,837
Interest expense	$111,458	$454,793	$566,251
Income (loss) before discontinued operations	$(1,133,864)	$(4,677,114)	$(5,810,978)
Capital expenditures	$1,661,401	$107,083	$1,768,484
At December 31, 2008, identifiable assets associated with continuing operations of the China and Corporate segments totaled $35,803,941 and $3,723,335, respectively, and $39,527,276 in the aggregate.
Virtually all of the Company’s revenues for the three months ended March 31, 2009 and 2008 were from foreign customers.
NOTE 13 — RELATED PARTY TRANSACTIONS
At June 30, 2009 and December 31, 2008, the Company has a receivable of $12,779 and $9,693, respectively, due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.
NOTE 14 — SUBSEQUENT EVENTS
On May 28, 2009, the Company entered into a Settlement Agreement and Release with Strategic Growth International Inc. (“SGI”), a consultant who provided investor relations services. Under the SGI Settlement Agreement and Release, the Company agreed to issue 56,000 shares of the Company’s common stock to SGI, which shares are subject to listing approval by the NYSE Alternext US. The shares have not yet been approved for listing and have not been issued. If they are not so approved, the Company will owe SGI $56,089 for services rendered.

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
Overview
The Company
          We are an integrated pharmaceutical company with three distinct business divisions that include: (i) AMDL Diagnostics, (ii) China-based Integrated Pharmaceuticals and (iii) Cancer Therapeutics. Collectively, these business units focus on the development, manufacturing, distribution and sales of high quality generic pharmaceuticals, nutritional supplements, cosmetic and medical diagnostic products in the U.S., China, Korea, Taiwan and other markets throughout the world. We currently employ approximately 500 people, of which 490 are located in China.
U. S. Operations
AMDL IVD Cancer Diagnostics
DR-70 Test Kit
          AMDL was founded in 1987 as a bio-tech research and development firm that had one product, its proprietary AMDL-ELISA DR-70 (FDP) cancer test kit. AMDL-ELISA DR-70® (FDP) is best described as a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer. The AMDL-ELISA DR-70® (FDP) is licensed and imported as a non-approved general cancer screen in Europe, Taiwan, Korea, Australia, Singapore & Vietnam. and approved in Canada for the detection and monitoring of lung cancer. Most importantly, in nearly all global markets, our DR-70 test, recently rebranded and to be marketed under the name “Onko-Sure™” could be used as a (non-regulatory approved) general cancer screening test. In regards to the U.S, market, on July 3, 2008, we received a letter of determination from the USFDA that the DR-70 test kit was “substantially equivalent” to the existing predicate device, carcinoembryonic antigen, being marketed. The determination letter grants us the right to market the DR-70 test kit as a device to monitor patients who have previously been diagnosed with colorectal cancer. We are selling our DR-70 test kit to reference and clinical laboratories in the U.S. and internationally. In the fourth quarter of 2008, AMDL formed AMDL Diagnostics, Inc. (ADI) in order to focus resources on the commercialization of our DR-70 cancer test.
Elleuxe Brand of Premium Anti-Aging Skin Care Products
          A variety of cosmetic products were developed by JPI in 2008, based upon their HPE anti-aging therepudic products. AMDL has reformulated these products for international markets under the brand name Elleuxe. AMDL currently anticipates the launch of the sales of these U.S. manufactured skin care products during the fourth quarter 2009. This family of skin care products include:

•	Hydrating Firming Cream (Dry-Mix skin)

•	Hydrating Firming Cream (Oily skin)

•	Renergie Hydrating Cleanser

•	Intense Hydrating Cleanser

•	Visable Renewing Hydrating Softener

•	Smoothing Renewing Eye Moisturizer
New Corporate and Product Brand Launch
          On August 22, 2009, AMDL, anticipates receiving shareholder approval in order to change its name to Radiant Pharmaceuticals Corporation, (“Radient Pharma”) in order to launch a new brand identification of the company and its innovative line of promising IVD & Skin Care products. We anticipate posting a new corporate website which is expected to go live by the end of the 3rd quarter of 2009. Until this site is up and running, please continue to go to www.amdl.com in order to gain updated information on our company.
IVD Cancer Research and Development
          During the quarter ended June 30, 2009, we spent $332,779 on research and development related to the DR-70 test kit, as compared to $57,052 for the same period in 2008. These expenditures were incurred as part of the Company’s efforts to improve the existing DR-70 test kit and develop the next generation DR-70 test kit.
          We expect expenditures for research and development to grow in the second half of 2009 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of AMDL’s next generation version of its USFDA-approved DR-70 test kit and additional development costs associated with entry into new markets. Through this validation study, AMDL and Mayo Clinic will perform clinical diagnostic testing to compare AMDL’s DR-70 test kit with a newly developed, next generation test. The primary goal of the study is to determine whether AMDL’s next generation DR-70 test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers.
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
License Agreement with MyGene International, Inc.
          On April 3, 2008, we announced that we had entered into an exclusive sublicense (subject to certain terms and conditions) agreement with MyGene International, Inc. (“MGI,” USA) for the MyHPV chip kit, a diagnostic product for screening cervical cancer through in-vitro genotype testing in women with the Human Papilloma Virus (HPV). The agreement between us and MGI provided for an exclusive sublicense to use the patents, trademark, and technology in manufacturing, promoting, marketing, distributing, and selling the MyHPV chip kit in the countries of China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia, and Vietnam. This agreement is considered null and void as of the original date of execution because MGI did not have direct ownership of the intellectual property necessary to offer the sub-license to AMDL. We explored the opportunity to become the exclusive distributor of the MyHPV chip kit in the countries noted previously through an agreement with BIOMEDLAB (BML) of Seoul, South Korea. BML is the manufacturer of the MyHPV chip kit in South Korea, which has Korean FDA approval for this product. Subsequent to due diligence regarding market acceptance, price points and ability to commercialize this product in the aforementioned markets, we have determined that the cost of entry into this market is prohibitive and decided discontinue development of this project. As such, we have requested refunds of amounts advanced and have received a partial refund and expect the balance to be paid on or before year end.

China-based Integrated Pharmaceuticals Operations
          Through JPI, we manufacture and distribute generic, homeopathic over-the-counter pharmaceutical products and supplements. JPI manufactures and distributes its products through JJB and YYB.
          During the second quarter AMDL management became aware of internal disputes in China that resulted in the loss of both operational and financial controls by JPI’s management over the operating entity JJB. These disputes have led to (a) the inability of JPI’s management to direct management at JJB to timely compile the required financial information, (b) inability of JPI’s management to gain access to operational information and/or to direct operations. (c) the sale and/or disposal of assets without informing AMDL’s management or following directives from AMDL’s management regarding internal controls surrounding the sale/disposal of assets and (d) the inability to repatriate funds of JPI and/or JJB back to the US .
          As a result of the loss of control by JPI’s management of its operating subsidiaries, AMDL’s management is of the opinion that it is in the best interest of the Company to divest itself of JPI. The Company is currently working on a plan to monetize its investment in JPI beginning in the third quarter of 2009.
AMDL Planned Spin-Off of JPI/JJB
          As discussed above, we have recently become aware of significant internal disputes between the management of China operating subsidiaries, JJB and JPI. Although we are currently taking steps to resolve these issues, we have recently begun discussions to divest and deconsolidate all or a portion of our China based operations. The management of both JPI and JJB have indicated that they believe the most prudent path to raising additional capital for our Chinese operating division is for JJB to complete one or more private placements of equity during the third and fourth quarters of 2009. They have also indicated that they believe the best path for AMDL to monetize its investments in JPI and JJB would be for JJB to seek a public listing on the Growth Enterprise Market (“GEM”) located in Shenzhen, China during the first half of 2010. AMDL’s executive management and Board are in agreement with JPI and JJB’s management on this “Spin-off” strategy and anticipate working with JPI and JJB to successfully complete their development plans that are currently anticipated to provide a path for a potential return for AMDL’s shareholders in the future. It is anticipated that during the third quarter AMDL, JPI, JJB and our China divisional management will complete various agreements in order for this spin-off process to be commenced. It is currently anticipated that AMDL, beginning in the 3rd quarter of 2009 will deconsolidate JPI and JJB in its financial statements and will account for this asset as an investment on its balance sheet. This deconsolidation accounting treatment is anticipated to create one-time restructuring charges of at least $14 million. Despite the planned deconsolidation of JPI and JJB, we still believe JPI and JJB has a promising future. We anticipate that we may be able to sell off a portion or all of our ownership in JPI and JJB during the next 30 months; alternatively we would seek an exit from our investment at or after any public listing. We also could retain all or a portion of our equity stake in JPI and JJB, if ownership continues to look promising. The goal is to gain the best valuation possible for this strategic asset. Additionally, we also believe that JPI/JJB’s business and brand recognition make it a potential buyout target.
          The management of JPI/JJB have indicated that the believe the most prudent path to raising additional capital for our Chinese operating division is for JJB to complete one or more private placements of equity during the third and fourth quarters of 2009. They have also indicated that they believe the best path for AMDL to monetize its investments in JPI/JJB would be for JJB to seek a public listing on the Growth Enterprise Market (“GEM”) located in Shenzhen China during the first half of 2010. AMDL’s executive management and Board are in agreement with JPI/JJB’s management on this “Spin-off” strategy and anticipate working with JPI/JJB to successfully complete their development plans that are currently anticipated to provide a path for a promising return for AMDL’s shareholders in the future. It is anticipated that during the third quarter AMDL, JPI, JJB and our China divisional management will complete various agreements in order for this spin-off process to be commenced. It is currently anticipated that AMDL, beginning in the 3rd quarter of 2009 will de-consolidate JPI/JJB in its financials and will account for this asset as an investment on its balance sheet.
Post Deconsolidation Business Model
          This China operations spin-off process is anticipated to significantly affect our 2009 earnings and sales guidance. AMDL now anticipates recording a loss excluding one-time charges from the sales of YYB and the deconsolidation of JPI/JJB of approximately $14 million. AMDL currently anticipates generating approximately $1.1 million in sales from the sales of its Onko-Sure IVD cancer diagnostic test kits and its Elleuxe brand of skin care products during 2009. These two business segments are anticipated to be the key products for AMDL in the near future. Sales of these products in 2010 are anticipated to expand significantly due to the creation of various new 5-year regional distribution agreements that are anticipated to move the IVD cancer diagnostic test kits and the Elleuxe brand of skin care products into broad commercial channels in nearly ever market in the world. The success of our distribution strategy is contingent upon the Company gaining adequate financing during the 3rd quarter of 2009.
Discontinued Operations and Dispositions
          On January 22, 2009, our board of directors authorized management to sell the operations of YYB. In accordance with SFAS 144, we classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented.
          The sale of YYB was completed in June 2009. Shares in YYB were transferred to the buyer (an individual) in consideration of:

•	The forgiveness of amounts owed to YYB from JJB; and

•	The buyer of YYB has contractually agreed to pay off the balance of the 16 million RMB obligation secured by a mortgage on certain land owned by JJB.
          Detailed information regarding the buyer’s ability to repay the bank has not been verified. As such, we have reserved 100 percent of the proceeds anticipated to be received from the buyer’s agreement to pay the bank and will recognize income upon receipt of funds and pay down of the debt.
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
Facilities
          The SFDA requires that all facilities engaged in the manufacture of pharmaceutical products obtain GMP certification. In February 2008, JJB’s GMP certification expired for the small volume parenteral solutions injection plant lines that were engaged in manufacturing the Company’s HPE injectible product, Goodnak, and all other small volume parenteral solutions. JJB ceased small volume parenteral solutions operations at this facility while undertaking $1.5 million in modifications necessary to bring the facility and its operations into compliance. The renovations are complete and JJB resumed operation of the parenteral small injectible lines in the second quarter of 2009.
          We were notified by the Chinese Military Department of its intent to annex one of JJB’s plants that is located near a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions, including the production lines for which the Company is attempting to obtain GMP certification. Discussions regarding annexation are proceeding and we expect that JJB will be compensated fairly for the transfer of the facility upon annexation. JJB intends to find a new single center site in Jiangxi Province, China to relocate its operations.
          For purposes of reporting the results of discontinued operations, we have assumed that all products previously manufactured and sold by YYB were sold with the business. We may have to spend significant time and resources finding, building and equipping the new location and restarting the relocated operations. In addition, such new facilities will need to obtain GMP certification for all manufacturing operations.
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
          As resources permit, we anticipate expanding our current domestic Chinese distribution beyond the cities in which they currently sell through the utilization of new distribution firms in regions currently not covered by existing distributors or the in-house sales force.
New Beauty Formulations of the HPE-Based Anti-Aging Product
          During 2008, JJB finalized the formulations of the following HPE-based cosmetic products. These new products consist of capsules and an easy-to-apply lotion version and are marketed under the trade name “Nalefen Skin Care”. These new products complement our existing high quality injectible and extract formulations. Additionally, the Company has contracted with YiBo to develop a capsule version of the Goodnak product. We plan to sell both products through both new and existing distribution channels within the Henan, Sichuan, Guizhou, Shanxi, Xinjiang, Gansu, Hunan, Zhejiang, Fujian, Liaoning and Heilongjiang Provinces of China. Together these regions have a combined population of more than 376 million people.
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
          In the second quarter of 2009, JPI’s management was not been able to collect significant amounts due from these distributors and future collectability is questionable. Therefore, we have provided an allowance for bad debts for the entire outstanding balance as of June 30, 2009.
          The existing distribution contracts expired and JJB has not renewed the agreements. As a result, revenue in the second quarter of 2009 was adversely impacted, as there were no sales of HPE solutions. At this time, we do not anticipate the new lotion formulations will also be sold through these same distributors. JPI’s management has indicated that they have developed various new distribution relationships with more reliable distributors that will be selling their HPE solutions in the future.
          However, in addition to China, we believe that some of the beauty products will be good candidates for export to the North American and South American markets. We have completed the reformulation of the China based formula and will submit to a US laboratory to be tested for safety and effectiveness. In conjunction with the testing, we are collaborating with an industry specialist to develop a unique packaging scheme for the market. It is estimated that this process will be complete by the end of the third quarter of 2009.

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
     If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.
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
Results of Operations
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
     Net Revenues. For the quarter ended June 30, 2009, our aggregate net revenues from product sales decreased 45% to $3,181,043 from $4,878,192 for the same period in 2008.
Corporate
     Net revenues for the quarter ended June 30, 2009 for AMDL was $28,350 compared to $27,442 for the same period in 2008. This increase is due to increased orders for the DR-70 test kits.

     With USFDA approval of DR-70 test kit, our goal is to enter either exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect sales to increase in 2009. We have executed or are in the final stage of negotiating exclusive/non-exclusive distribution agreements with distributors for the DR-70 test kit. The proposed agreements would grant our distributor an exclusive right to distribute the DR-70 test kit within the US, Vietnam, Israel and Latin America. It is anticipated that one or more of the aforementioned distribution agreements will be in place by the third quarter of 2009.
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
China
     China net revenues were $3,152,693 for the quarter ended June 30, 2009 as compared to $4,850,750 for the same period in 2008. This decrease was primarily due:
•	Management conflicts between JPI and the operating entity JJB;

•	The Sale of YYB; and

•	The lack of sales of HPE solutions due to the mandatory 5-year cGMP recertification by the SFDA of JJB’s small injectible line and the expiration of contracts with beauty distributors that sell topical HPE solution.
Our China operations began experiencing various conflicts and cohesive management issues during the second quarter.
AMDL’s management has incurred extraordinary expenses such as attorney fees in China and the US, international travel expenses for AMDL’s management and efforts made by members of the board of directors in attempting to resolve these internal confict and issues without success. This in part is the reason why it is Management’s opinion that AMDL should seek a monetization plan for its investment in this subsidiary.
     The small injectible line received GMP recertification in the second quarter of 2009.
     Gross Profit. The Company’s gross profit for the quarter ended June 30, 2009 was $1,030,639 as compared to $2,418,870 for the quarter ended June 30, 2008. This decline was due to sales of products with lower margins, the write off products advanced to a customer, and the sale of YYB
Corporate
          Gross profit decreased approximately 33.6% to $16,737 for the quarter ended June 30, 2009 from $25,207 for the quarter ended June 30, 2008 due to increased cost of raw materials and labor.
China
          China’s gross profit was $1,013,902 for the quarter ended June 30, 2009, a 57.6% decrease over the same period in 2008 where gross profit was $2,393,663. Gross profit as compared to sales decreased from 49.6% for the quarter ended June 30, 2008 to 32.4% for the quarter ended June 30, 2009. This decrease can be attributed to a change in the product mix which shifted away from those produced on the small injectible manufacturing line and HPE Solutions to other less profitable products, as well as an increase in the cost of raw materials and an increase in manufacturing overhead.
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
          All research and development costs incurred during the quarter ended June 30, 2009 were incurred by AMDL. These costs comprised of funding the necessary research and development of the current DR-70 test kit and preparing for the next generation DR-70 test kit.
          During the quarter ended June 30, 2009, we spent $332,779 on research and development related to the DR-70 test kit, compared to $57,052 for the same period in 2008.
     We expect research and development expenditures to increase during the remainder of 2009 due to:
•	The need for research and development for an updated version of the DR-70 test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Research and development for the HPE-based cosmetic product.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company were $3,784,801 for the quarter ended June 30, 2009 as compared to $2,714,487 for the same period in 2008.
          Selling, general and administrative expenses are anticipated to decrease in 2009 as AMDL is initiating programs to review all contracts and agreements to reduce costs and the sale of YYB.
Corporate
          We incurred selling, general and administrative expenses of $1,712,665 for the quarter ended June 30, 2009 as compared to $2,346,838 for the same period in 2008. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the quarter ended June 30, 2009 of approximately $157,000 for options issued to employees and directors and approximately $77,000 for common stock, options and warrants issued to consultants for services. The decrease in selling, general and administrative expense incurred is primarily a result of decreases in payroll expenses and professional fees.
     The table below details the major components of selling, general and administrative expenses incurred at Corporate:

	Three months ended June 30,
	2009	2008
Investor relations (including value of warrants/options)	$244,932	$526,577
Salary and wages (including value of options)	$734,646	$756,650
Directors fees (including value of options)	$73,720	$170,575
Consulting fees	$55,572	$65,608
Accounting and other professional fees	$166,478	$251,847
Legal	$149,889	$158,480

China
          China incurred selling, general and administrative expenses of $2,072,136 for the quarter ended June 30, 2009 as compared to $367,649 for the same period as in 2008. Major components were amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. Selling, general and administrative expenses increased 314.2% for the quarter ended June 30, 2009 when compared to the same period 2008. The increase is primarily due to expenses for bad debts of approximately $1,730,000 for the three months ended June 30, 2009.. Accounts receivables written off represent customers who have not regularly remitted payments and doubt exists as to the ultimate collectability. JJB’s management is still making efforts to collect these accounts receivables but has decided, based on current information and policy to write these accounts receivables off.
     Interest Expense. Interest expense for the quarter ended June 30, 2009 and 2008 was $332,034 and $199,814, respectively. The increase relates to interest on our Convertible Debt financing in September 2008 and the Senior Note financings in December 2008 and January 2009.
Corporate
          Interest expense increased to $276,278 for the three months ended June 30, 2009 from $4,526 for the same period in 2008 as a result of the issuance of our 10% Convertible Debt and 12% Senior Notes.
China
          JPI incurred interest expense of $55,756 and $195,288 for the quarter ended June 30, 2009 and 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations. Approximately $2.3 million of debt was repaid by JPI in 2008, resulting in a reduction in interest expense in 2009.
     Loss before discontinued operations. As a result of the factors described above, for the quarter ended June 30, 2009 the Company’s loss before discontinued operations was $3,872,861, or $0.24 per share compared to the quarter ended June 30, 2008 when the Company’s loss before discontinued operations was $429,567, or $0.05 per share.
Results of Discontinued Operations
Summarized operating results of discontinued operations for the three months ended June 30, 2009 and 2008 are as follows:

	2009	2008
Revenue	$594,839	$646,553
Income before income taxes	$277,743	$257,935
Included in income from discontinued operations, net are income tax expenses of $30,717 and $51,594 for the three months ended March 31, 2009 and 2008, respectively.
The Company sold YYB in June 2009. YYB had no significant operations during the second quarter of 2009. The sales price was 16 million RMB to be remitted directly to the bank holding the mortgage on land owned by JJB.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Net Revenues. For the six months ended June 30, 2009, our aggregate net revenues from product sales decreased 37.1% to $5,892,780 from $7,819,385 for the same period in 2008.
Corporate
     Net revenues for the six months ended June 30, 2009 for AMDL was $51,420 compared to $35,662 for the same period in 2008. This increase is due to increased orders for the DR-70 test kits due to distribution agreements for Vietnam and Canada
     With USFDA approval of DR-70 test kit, we expect sales to increase in 2009. We are currently in discussions with distributors for the DR-70 test kit. The proposed agreements would grant our distributor an exclusive right to distribute the DR-70 test kit within the Israel, and Latin America. It is anticipated that one or more distribution agreements will be in place by the third quarter of 2009.
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
China
     China net revenues were $5,841,360 for the six months ended June 30, 2009 as compared to $7,783,723 for the same period in 2008 primarily due the lack of sales of HPE solutions due to cessation of production in the small injectible line, expiration of contracts with beauty distributors that sell topical HPE solution and sale of YYB.
     China sales by product as a percentage of total China sales were as follows:

	Six Months ended June 30,
	2009	2008
Domperidone Tablet	59.72%	44.61%
Compound Benzoic Acid and Camphor Solution	8.99%	0.00%
5% GS	4.65%	0.00%
GNS	3.58%	0.00%
NaCL	3.03%	0.00%
Other	2.16%	0.00%
Levofloxacin Lactate Injuection	17.86%	7.25%
Guyanlin Tablets	0.00%	3.83%
HPE Based Products	0.00%	12.16%
Diavitamin, Calcium Hydrogen Phosphate and Lysine Tablets	0.00%	9.92%

	99.99%	77.77%

     The small injectible line received GMP recertification in the second quarter of 2009.
     Gross Profit. The Company’s gross profit for the six months ended June 30, 2009 was $2,156,802 as compared to $3,842,523 for the six months ended June 30, 2008. This decline was due in part to decline in sales, a decline in HPE solution sales, sale of YYB as well as sales of product with lower sales margins..
Corporate
          Gross profit increased approximately 19.2% to $31,732 for the six months ended June 30, 2009 from $26,630 for the quarter ended June 30, 2008 due to increased sales volume of the DR-70 test kit offset by increases in cost of raw material and labor.
China
          China’s gross profit was $2,125,070 for the six months ended June 30, 2009, a 53.3% decrease over the same period in 2008 where gross profit was $3,815,893. Gross profit as compared to sales decreased from 49.1% for the quarter ended June 30, 2008 to

36.6% for the quarter ended June 30, 2009. This decrease can be attributed to a change in the product mix which shifted away from those produced on the small injectible manufacturing line and HPE Solutions to other less profitable products, as well as an increase in the cost of raw materials and an increase in manufacturing overhead.
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
          All research and development costs incurred during the six months ended June 30, 2009 were incurred by AMDL. These costs comprised of funding the necessary research and development of the current DR-70 test kit and preparing for the next generation DR-70 test kit.
          During the six months ended June 30, 2009, we spent $425,463 on research and development related to the DR-70 test kit, compared to $65,747 for the same period in 2008.
     We expect research and development expenditures to increase during the remainder of 2009 due to:
•	The need for research and development for an updated version of the DR-70 test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval;

•	Additional research and development costs incurred in response to questions and requests by new distribution partners; and

•	Research and development for the HPE-based cosmetic product.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company were $6,375,570 for the six months ended June 30, 2009 as compared to $5,512,436 for the same period in 2008.
Corporate
          We incurred selling, general and administrative expenses of $3,757,049 for the six months ended June 30, 2009 as compared to $4,755,731 for the same period in 2008. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the six months ended June 30, 2009 of approximately $154,000 for options issued to employees and directors and approximately $314,000 for common stock, options and warrants issued to consultants for services. The decrease in selling, general and administrative expense incurred is primarily a result of decreases in payroll expenses and professional fees.
     The table below details the major components of selling, general and administrative expenses incurred at Corporate:

	Six months ended June 30,
	2009	2008
Investor relations (including value of warrants/options)	$547,797	$1,054,001
Salary and wages (including value of options)	$1,446,979	$1,690,733
Directors fees (including value of options)	$170,096	$376,600
Consulting fees	$130,296	$116,059
Accounting and other professional fees	$492,910	$525,465
Legal	$356,113	$332,529

China
          China incurred selling, general and administrative expenses of $2,618,521 for the six ended June 30, 2009 as compared to $756,705 for the same period as in 2008. Major components were amortization, payroll and related taxes, transportation charges, meals and entertainment, insurance and provision for bad debts. Selling, general and administrative expenses increased 246.0% for the six ended June 30, 2009 when compared to the same period 2008. The increase is primarily due to an increase in bad debt expense of approximately $1,933,000 incurred during the six months ended June 30, 2009. Accounts receivables written off represent customers who have not regularly remitted payments and doubt exists as to the ultimate collectability. JJB’s management is still making efforts to collect these accounts receivables but has decided, based on current information and policy to write these accounts receivables off.
     Interest Expense. Interest expense for the six months ended June 30, 2009 and 2008 was $566,251 and $261,779, respectively. The increase relates to interest on our Convertible Debt financing in September 2008 and the Senior Note financings in December 2008 and January 2009.
Corporate
          Interest expense increased to $454,793 for the six months ended June 30, 2009 from $5,431 for the same period in 2008 as a result of the issuance of our 10% Convertible Debt and 12% Senior Notes.
China
          JPI incurred interest expense of $111,458 and $256,348 for the quarter ended June 30, 2009 and 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations. Approximately $2.3 million of debt was repaid by JPI in 2008, resulting in a reduction in interest expense in 2009.
     Loss before discontinued operations. As a result of the factors described above, for the six months ended June 30, 2009 the Company’s loss before discontinued operations was $5,810,978, or $0.37 per share compared to the six months ended June 30, 2008 when the Company’s loss before discontinued operations was $1,901,763, or $0.16 per share.
Results of Discontinued Operations
Summarized operating results of discontinued operations for the three months ended June 30, 2009 and 2008 are as follows:

	2009	2008
Revenue	$594,839	$646,553
Income before income taxes	$277,743	$257,935
Included in income from discontinued operations, net are income tax expenses of $30,717 and $51,594 for the six months ended June 30, 2009 and 2008, respectively.
Liquidity and Capital Resources
          From December 31, 2008 to June 30, 2009, our cash and cash equivalents decreased by $214,379, compared to a net decrease in cash and cash equivalents of $4,545,672 for the six months of 2008. We continue to attempt to raise additional debt or equity financing as our operations historically have not produced sufficient cash to offset the cash drain of growth in our pharmaceutical business and our general operating and administrative expenses. Our US operations require approximately $400,000 per month. Our China operations may not generate cash flow in the future or such cash flows may not be available to support the US operations on a timely basis. To the extent that funds are not available to meet these operating needs, we will have to restrict or discontinue operations.
          Operating activities. We used $2,124,145 from continuing operating activities in the six months ended June 30, 2009, compared with cash used in continuing operating activities of $1,839,511 for the six months ended June 30, 2008 were offset by non-cash expenses, including depreciation, amortization, debt discount accretion, stock-based compensation to management, directors and consultants, warrant revaluation and provision for bad debts of $3,931,011 and $2,325,23 for the respective periods. The Company generated $1,853,502 in cash from discontinued operating activities from changes in operating assets and liabilities in the six months ended

June 30, 2009, as compared to generating working capital from changes in operating assets and liabilities of $491,270 for the Six months ended June 30, 2008. The decline in our working capital position from continuing operations is primarily due to entering into distribution agreement where approximately $2.2 million dollars in advertising costs were prepaid. .
          The Company granted 120 day terms to four large customers in the third and fourth quarter of 2008 which accommodation was needed to properly market our Nalefen product line. These agreements expired in the first quarter of 2009, and we are in the process of negotiating new contracts with these distributors. JPI’s management has encountered severe difficulties in collection of these receivables and as collection is in doubt, has written off these receivables at June 30, 2008. JPI’s management continues to try and collect these receivables.
          As of June 30, 2009, there was approximately $5,600,000 in accounts receivable aging in excess of 120 days. The majority of these receivables are related to the beauty distributors that were granted 120 day terms. JPI’s Management in China has not been able to collect significant amounts of outstanding receivables and has therefore increased the allowance for doubtful accounts to approximately $2,005,000 for the second quarter of 2009. JPI’s management remains committed to closely monitoring the accounts receivable aging and collection efforts. The cessation of revenues from the HPE solutions while the renegotiations are taking place will have a materially negative impact on cash flow in the second half of 2009.
          JJB has an outstanding loan with ICBC. According to management at JPI and JJB, we are currently in default, but the bank is working with us to create a compromise. In regards to this compromise, the purchaser of YYB has directly negotiated with ICBC with our cooperation, wherein approximate $2.3 million from the sale of YYB will go directly to pay down principle and interest of the ICBC loan. Based upon this payment, ICBC will extend the repayment of the remaining portion of the noted and any interest until December 31, 2009.
          Investing activities. We used $2,034,324 in investing activities in the six months ended June 30, 2009 compared with $1,827,265 in the six months ended June 30, 2008. In both periods, we made expenditures in an effort to regain our GMP certification for JJB’s small injectible manufacturing lines. Renovations necessary for GMP recertification of the facility at JJB are complete and recertification was received in the second quarter of 2009. In 2009, we also acquired lab and office equipment for our U.S. facility to support our DR-70 test kit initiatives.
          Financing activities. In the six months ended June 30, 2009, we raised $2,088,593, net of offering expenses, from the issuance of senior debt.
Future Capital Needs
          We expect to incur additional capital expenditures at our U.S. facilities in 2009 in the form of upgrading our information technology systems, collaboration with the Mayo Clinic, costs associated with the development of the HPE-based product line, further development of the DR-70 product and upgrading manufacturing lines in Tustin.. It is anticipated that these projects will be funded primarily through additional debt or equity financing.
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
China Credit Facilities
     When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately RMB 38 million, or $4.7 million, (the “KangDa Credit Facility”), which was assumed by JPI through agreement with KangDa. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the Company to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which our Chinese manufacturing facilities are located. Currently, approximately $3.1 million is due and payable on the KangDa Credit Facility. We are currently in default, but the bank is cooperating with JPI’s management to resolve this issue. As part of the resolution, the purchaser of YYB has directly negotiated with the bank, wherein approximately $2.3 million from the sale of YYB will be remitted to pay down principal and interest. Based on this commitment, the bank will extend the remaining portion of the note and interest until December 31, 2009. The remaining $0.6 million debt, owed primarily by YYB, is due and payable.

Going Concern
          The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses before discontinued operations of $3,872,861 and $5,810,978 for the six months ended June 30, 2009 and 2008, respectively, and had an accumulated deficit of $45,346,867 at June 30, 2009. In addition, we used cash from operating activities of continuing operations of $2,124,145 for the six months ended June 30, 2009, we generated cash in operating activities of discontinued operations of $1,853,502 during the six months ended June 30, 2009.
          On May 4, 2009, we closed the first tranche of our Series 2 note offering, generating net cash proceeds of $92,900, before legal costs and regulatory fees. A second closing ocurred on June 12, 2009, where the Company sold $468,500 of 12% Series 2 convertible notes. An aggregate of $1,658,250 in notes was sold. At August 17, 2009, we had cash on hand in the U.S. of approximately $16,000. Cash in China was not included as we are unable to verify deposits and the ability to repatriate such funds are questionable.Our receivables in China have been outstanding for extended periods, and we have experienced increased delays in collection. Therefore, in accordance with our allowance for doubtful accounts policy, have increased our allowance accordingly. Our U.S. operations currently require approximately $400,000 per month exclusive of interest payments, to fund the cost associated with our general U.S. corporate functions, payment by corporate of the salaries of our executives in China, and the expenses related to the further development of the DR-70 test kit.
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
          Our near and long-term operating strategies focus on (i) obtaining SFDA approval for the DR-70 test kit, (ii) further developing and marketing of DR-70, (iii) seeking a large pharmaceutical partner for our CIT technology, (iv) selling different formulations of HPE-based products in the U.S. and internationally and (v) introduction of new products. Management recognizes that the Company must generate additional capital resources to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
The functional currency of our Company is United States dollars (“US$”). The functional currency of our Company’s PRC Operating Entities is the Renminbi, and PRC is the primary economic environment in which we operate. The value of stockholders’ investment in our stock will be affected by the foreign exchange rate between US$ and RMB. To the extent we hold assets denominated in U.S. dollars any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of stockholders' investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.
Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the foreign exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.
Interest Rate Risk
Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.
Inflation
Inflation has not had a material impact on the Company’s business in recent years.
Currency Exchange Fluctuations
All of the Company’s revenues are denominated in RMB, as are expenses. The value of the RMB-to-US$ and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RRMB to US$ had generally been stable and the RMB had appreciated slightly against the US$. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the US$. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the US$. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.
Concentration of Credit Risk
Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:
•     The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.
•     Most of the Company’s revenue is derived from China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.
•     If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on the normal operations of the Company.
Seasonality and Quarterly Fluctuations
Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a lower number of sales reflected by our business due to the New Year holidays in China occurring during that period. This is traditionally a period where business activities are suspended for many people as they begin to prepare for the most important Chinese festival for the year. In addition, during the third quarter from July to August our business sees reduced revenues due to the fact that many Chinese workers and families take their annual summer leaves.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure of Controls and Procedures
          We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Material Weaknesses
In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the period ended December 31, 2008, management concluded that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2008, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     a) Shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”).
     b) We did not maintain effective controls to ensure there are adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.
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
1. Remediation Plan for Material Weaknesses
          The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2008 and during the financial close process for fiscal year 2008.
          Beginning and during the first quarter of fiscal 2009, we formulated a remediation plan and initiated remedial action to address those material weaknesses. We have continued our remediation actions through the second quarter of 2009 and expect to continue working on our remediation plan through December 31, 2009, however, because of resource constraints at our US parent company we have not been able to implement the remediation plans at the speed and to the extent that we would like. Additionally, internal disputes between our China based management at our subsidiary, JPI and our indirect subsidiary, JJB during the period covered by this report have further complicated our ability to implement the remediation plan and may have contributed to a further weakening of our internal controls and procedures particularly as they relate to our ability to (a) to direct management at JJB to compile financial information, (b) to gain access to operational information at JPI (c) and control the sale and/or disposal of assets or implement internal controls surrounding the sale/disposal of assets by JPI and (d) our ability to repatriate funds back to the US.
The elements of the remediation plan are as follows:
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
     Additionally, as a result of the internal disputes between management at JPI and JJB, we have initiated the following additional actions:
•	We have passed board of directors resolutions to change the signatures on certain bank accounts and implement new policies and procedures to ensure that in the future there are more regular communications, access to relevant documentation, and more frequent collaboration protocols among our management in China and our accounting department personnel and Chief Financial Officer.

•	We strengthened the period-end closing procedures of our China based operating subsidiaries by: (i) requiring all significant estimate transactions to be reviewed by corporate in the US, (ii) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel in the US, and (iii) continued developing better monitoring controls for our China based subsidiaries.
     Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting.
     Except as set forth above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On August 11, 2009 we received correspondence from counsel to our former CEO, Gary L. Dreher, alleging that the Company has breached its severance agreement with Mr. Dreher, a copy of which was filed in our Current Report on Form 8-K filed on November 5, 2008, for our failure to pay Mr. Dreher’s monthly severance payment of $18,000 on July 29, 2009, and to pay the premium on a life insurance policy on Mr. Dreher for the month of July 2009. Mr. Dreher has demanded payment of $18,000 plus 10% per annum simple interest, together reimbursement of $1,089.15 for the premium payment of the life insurance policy. Mr. Dreher has not yet instituted any formal proceedings against the Company for breach of the severance agreement however if we are unable to agree to a settlement or forbearance of his claim it is likely that he will institute litigation against us.
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
     Our cash position in the U.S. as of August 17, 2009 of approximately $16,000 is not sufficient to fully implement all of our various business strategies for the DR-70 test kit or to market the DR-70 test kit or our HPE-based products internationally by ourselves. Even if we are successful in obtaining additional financing, and notwithstanding any cash generated from our pharmaceutical operations in China which may be available to us, our short-term strategies are to engage outside distributors and license our products to others, although there can be no assurances that our products can be successfully licensed and/or marketed.
Our operations in China involve significant risk.
     JJB, YYB and Golden Success Technologies, Ltd. were formed to operate as WFOEs in China. During second quarter 2009 all active operations at YYB were terminated due to expiration of its GMP license and YYB was eventually sold to an independent third party. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.
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
     As in the case of JJB, the Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although we expect that JJB will be compensated fairly for the facility, JJB will have to spend significant time and resources finding another location and restarting those operations in another area. We intend to consolidate JJB and any operations related to product lines formerly manufactured by YYB in a single facility in a new location. Such new location will need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact our results of operation and financial condition.
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
     The current level of our revenues is not sufficient to finance our operations.. Due to the recent reduction in China’s operations and limited sales, China did not supplement our U.S. operating cash needs. Accordingly, our U.S. accounts payable have dramatically increased. We continue to attempt to raise additional debt or equity financing as our operations do not produce sufficient cash to offset the cash drain of growth in pharmaceutical sales and our general operating and administrative expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional capital to: (i) finance the costs of SFDA approval for the DR-

70 test kit in China; (ii) supply capital to JPI to move JJB to new facilities; (iii) supply working capital for the expansion of sales and the costs of marketing of new and existing products; and (iv) fund ongoing selling, general and administrative expenses of our business. If we do not receive additional financing,., the Company will have to restrict or discontinue certain operations in both China and the U.S. No assurances can be given that we will raise additional debt or equity financing or generate enough cash to meet our cash needs in the US to enable us to pay our continuing obligations when due or to continue to operate our business.
     At August 17, 2009, we had cash on hand in the U.S. China of approximately $16,000. Our US operations require approximately $425,000 per month to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to DR-70 test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management in the US and China.. Even assuming (i) JJB does not undertake significant new activities which require additional capital, (ii) the current level of revenue from the sale of DR-70 test kits does not increase in the near future, (iii) we do not conduct any full scale clinical trials for the DR-70 test kit or our CIT technology in the U.S. or China, (iv) JPI continues to generate sufficient cash to meet or exceed its cash requirements, (v) no outstanding warrants are exercised, and (vi) no additional equity or debt financings are completed, our sources of cash from operations in the U. S. are insufficient to meet our projected operating expenses on a month to month basis.
We have a significant amout of relatively short term indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.
As of August 17, 2009, we have the following approximate amounts of outstanding short term indebtedness:
(i)	$3.1 million in a secured loan with Chinese Industrial Bank of Commerce bearing interest at 5.3%-9.5% per annum which is due on or before December 31, 2009. which indebtedness is secured by a mortgage on one of the JJB factories in Shangro, China;

(ii)	$2.56 million in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010; and

(iii)	$3.3 million senior unsecured promissory notes bearing interest at 12% interest payable quarterly in cash, portions of which principal are due in December 2010 and the balance of the principal is due at varying dates in early 2011.
Absent a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, we may default in these obligations in the future.
     Disputes between the management of our China operating subsidiaries could lead to a decrease in our ability to direct our China based operations.
          In connection with the preparation of our Form 10-Q for the period ended June 30, 2009, we became aware of significant disputes between the management of our China based operating subsidiaries, JPI and JJB, respectively. These disputes have led to (a) the inability of JPI’s management to direct management at JJB to compile financial information on a timely basis; (b) inability of JPI’s management to gain access to operational information and/or direct operations; (c) sale and/or disposal of assets without informing AMDL’s management or following directives from AMDL’s management regarding internal controls surrounding the sale/disposal of assets and; (d) the inability to repatriate funds back to the US . If we are unable to resolve these issues through further strengthening of our controls and procedures or otherwise through negotiation between the parties, it could have a material adverse effect on our ability to direct our operations in China.
Our independent registered public accounting firm has included a going concern paragraph in their report on our consolidated financial statements.
     While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant operating loss in 2007, our negative cash flows from operations through December 31, 2008 and our accumulated deficit at December 31, 2008 and June 30, 2009. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.
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
     Prior to the acquisition of JPI, virtually all of our operating revenues came from sales to two distributors of the DR-70 test kits in foreign countries and from sales to a few domestic customers of certain OEM products. For the year ended December 31, 2008, and the quarter ended June 30, 2009, virtually all of our revenues in the U.S. were derived from sales of DR-70 test kits. Historically, we have not received any substantial orders from any of our customers or distributors of DR-70 test kits. Moreover, none of our distributors or customers is contractually required to buy any specific number of DR-70 test kits from us. Accordingly, based upon this fact, historical sales, any projection of future orders or sales of DR-70 test kits is unreliable. In addition, the amount of DR-70 test kits purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.
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
     Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 and 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008 and 2007 and continues to be ineffective as of the end of the period covered by this report.During its evaluation, as of December 31, 2008 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A of our Annual Report on Form 10-K. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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
     We have a significant number of warrants outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of June 30, 2009, we had (i) warrants outstanding that are currently exercisable for up to an aggregate of 7,999,124 shares of common stock at a weighted average of $2.35 per share, and (ii) 2,530,917 shares of common stock potentially issuable on conversion of our 10% convertible notes at $1.20 per share. The existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) On May 4, 2009, the Company sold units consisting of $1,327,250 principal amount of 12% Series 2 Senior Notes and five year warrants to purchase a total of 2,123,600 shares of the Company’s common stock at $0.98 per share. In addition, we issued placement agent warrants to purchase a total of 212,360 shares. The securities were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.
      On June 12, 2009, the Company sold units consisting of $468,500 principal amount of the Series 2 Senior Notes and the Warrant Shares to purchase a total of 749,600 shares of our common stock at $1.11 per share. In addition, we issued placement agent warrants to purchase a total of 74,960 shares. The securities were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.
(b) Not applicable
(c) Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          (a) Not applicable
          (b) Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.
ITEM 5. OTHER INFORMATION
On June 25, 2009, an agreement was reached among JJB, YYB and Shangrao Branch of Industrial and Commercial Bank of China Limited (the “Shangrao ICBC”). Under this agreement, JJB agreed to transfer its use right of 6,023 square meter land located at No. 245 Tumen Avenue, Tumen, Yanbian, Jilin Province China (the “Land”) and ownership of the real estate on the Land to YYB and YYB agreed to pay back the loan with principle and interest in a total amount of RMB 16,000,000 owed by JJB to Shangrao ICBC where the real estate and the Land use right was pledged to (the “Loan”). However, JJB will still be liable for the Loan if YYB fails to make such payment.
     In addition, on the same day, JPI entered into a share transfer agreement with Kai Liu to transfer its shares and ownership of YYB to Kai Liu whereby Kai Liu acquired 100% outstanding shares and all the assets of YYB and agreed to pay off all the debts and loan owed by YYB including the Loan.
ITEM 6. EXHIBITS
          (a) Exhibits: See Exhibit Index herein

AMDL, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMDL, INC. (Registrant)
Date: August 19, 2009	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, President and
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Akio Ariura
Akio Ariura, Chief Operating
Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description:

10.50	YYB Share Transfer Agreement

10.51	JJB Real Estate Transfer Repayment Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)