Form 10-Q
period 2009-09-30
RADIENT PHARMACEUTICALS Corp
filed 2009-11-23
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________.

Commission File Number: 001-16695

________________

Radient Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

________________

Delaware	33-0413161
(State of Incorporation)	(I.R.S. employer identification no.)

2492 Walnut Avenue, Suite 100
Tustin, California	92780-7039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 505-4460

________________

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

The number of outstanding shares of the registrant’s common stock on November 18, 2009 was 17,439,319.

Radient Pharmaceuticals Corporation
INDEX TO FORM 10-Q

Page
Part I Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008	4
Unaudited Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	47
Part II Other Information	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults upon Senior Securities	57
Item 4. Submission of Matters to a Vote of Security Holders	57
Item 5. Other Information	57
Item 6. Exhibits	57
Signatures	58
Exhibit Index	59

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	September, 2009	December, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,933	$2,287,283
Accounts receivable, net	—	13,575,534
Inventories	58,717	1,563,991
Prepaid expenses and other current assets	169,398	1,006,960
Current assets of discontinued operations	—	1,435,021
Total current assets	246,048	19,868,789
Property and equipment, net	94,852	11,709,508
Intangible assets, net	1,183,333	5,311,568
Receivable from JPI, net lof allowance	2,675,000	—
Investment in JPI	20,500,000	—
Other assets	1,461,205	4,072,432
Non-current assets of discontinued operations	—	1,789,934
Total assets	$26,160,438	$42,752,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,505,695	$1,675,539
Accrued salaries and wages	897,961	822,201
Derivative liabilities	423,334	—
Income taxes payable	—	472,860
Deferred revenue	—	87,538
Convertible note, net of discount of $532,407	23,149	—
Current portion of notes payable	100,519	2,662,610
Current liabilities of discontinued operations	—	1,151,515
Total current liabilities	2,950,658	6,872,263
Other long-term liabilities	298,747	353,811
Notes payable, net of current portion and debt discount of $1,837,333	1,678,289	581,305
Total liabilities	4,927,694	7,807,379
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,439,319 and 16,006,074 shares issued at September 30, 2009 and December 31, 2008, respectively;17,072,645 and 15,826,074 shares outstanding at September 30, 2009 and December 31, 2008, respectively	17,073	15,826
Additional paid-in capital	71,950,340	68,192,411
Accumulated other comprehensive income	—	2,443,452
Accumulated deficit	(50,734,669)	(35,706,837)
Total stockholders’ equity	21,232,744	34,944,852
Total liabilities and stockholders’ equity	$26,160,438	$42,752,231

See accompanying notes to unaudited condensed consolidated financial statements.

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net revenues	$2,714,735	$8,236,764	$8,607,515	$16,056,149
Cost of sales	1,627,943	3,944,856	5,363,921	7,921,718
Gross profit	1,086,792	4,291,908	3,243,594	8,134,431
Operating expenses:
Research and development	91,213	35,032	516,676	100,779
Selling, general and administrative	3,330,304	2,517,679	9,542,507	8,030,115
	3,421,517	2,552,711	10,059,183	8,130,894

Income (loss) from operations	(2,334,725)	1,739,197	(6,815,589)	3,537
Other income (expense):
Interest and other income (expense), net	35,791	9,445	(37,039)	(70,963)
Change in fair value of derivative liabilities	87,083		87,083
Loss on deconsolidation	(1,953,516)		(1,953,516)
Interest expense	(1,492,625)	(68,248)	(2,058,876)	(330,027)
Total other income (expense), net	(3,323,267)	(58,803)	(3,962,345)	(400,990)

Income (loss) before provision for income taxes	(5,657,992)	1,680,394	(10,779,937)	(397,453)

Provision for income taxes	(527,667)	521,214	-	927,847

Income (loss) before discontinued operations	(5,130,325)	1,159,180	(10,779,937)	(1,325,300)

Income (loss) from discontinued operations, net	-	409,958	(4,139,037)	992,675

Net income (loss)	(5,130,325)	1,569,138	(14,916,974)	(332,625)
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net	88, 056	64,974	130,359	1,372,221

Comprehensive gain (loss)	$(5,042,267)	$1,634,112	$(14,780,431)	$1,039,596
Basic income (loss) per common share
Income (loss) before discontinued operations	$(0.31)	$0.07	$(0.67)	$(0.09)
Income (loss) from discontinued operations	$(0.00)	$0.03	$(0.26)	$0.06
Net income (loss)	$(0.31)	$0.10	$(0.93)	$(0.02)
Diluted income (loss) per common share
Income (loss) before discontinued operations	$(0.31)	$0.06	$(0.67)	$(0.09)
Income (loss) from discontinued operations	$(0.00)	$0.02	$(0.26)	$0.06
Net income (loss)	$(0.31)	$0.09	$(0.93)	$(0.02)
Weighted average common shares outstanding — basic	16,407,021	15,777,119	16,081,560	15,508,848
Weighted average common shares outstanding — diluted	16,407,021	17,988,069	16,081,560	15,508,848

See accompanying notes to unaudited condensed consolidated financial statements.

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,916,974)	$(332,625)
Less: (loss) income from discontinued operations	(4,139,037)	992,675
	(10,777,937)	(1,325,300)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,059,466	990,491
Amortization of debt discount and debt issuance costs	1,494,247	—
Estimated fair market value of options granted to employees and directors for services	600,825	738,794
Estimated fair market value of common stock, warrants and options expensed for services	373,953	1,551,249
Gain on settlement of accounts payable	(20,809)	—
Fair value adjustment to warrants accounted for as liabilities	35,558	—
Change in fair value of derivative liabilities	(87,083)	—
Provision for bad debts	1,890,762	—
Loss on deconsolidation	1,953,516	—
Changes in operating assets and liabilities:
Accounts receivable	4,489,789	(6,962,531)
Related party account with Jade Capital	—	85,999
Inventories	143,208	(54,794)
Prepaid consulting, expenses and other assets	(4,010,517)	442,093
Accounts payable, accrued expenses and accrued salaries and wages	876,277	1,598,207
Income taxes payable	(320,398)	(33,926)
Deferred revenue	(87,735)	(128,628)
Net cash used in operating activities of continuing operations	(2,386,878)	(3,098,346)
Net cash provided by operating activities of discontinued operations	101,457	627,013
Net cash used in operating activities	(2,285,421)	(2,471,333)

Cash flows from investing activities:
Purchase of property and equipment	(1,744,065)	(1,356,369)
Cash balance divested from deconsolidation of subsidiary	(53,658)	—
Funds advanced to Kangda (Note 12)	—	(635,386)
Repayment of funds from Kangda (Note 12)	—	204,292
Return of advance (Note 2)	—	159,859
Net cash used in investing activities of continuing operations	(1,797,723)	(1,627,604)
Net cash used in investing activities of discontinued operations	(852,955)	(17,949)
Net cash used in investing activities	2,650,678	(1,645,553)

Cash flows from financing activities:
Proceeds from issuance of senior notes, net of issuance costs	2,088,593	—
Proceeds from issuance of bridge note, net of issuance cost	43,000	—
Proceeds from issuance of convertible note, net of issuance costs	520,556	—
Proceeds from convertible debt, net of issuance costs	—	2,125,692
Payments on notes payable	—	(2,197,023)
Proceeds from issuance of common stock, net of cash offering costs of $123,875	—	860,421
Proceeds from the exercise of options and warrants	—	559,530
Net cash provided by financing activities of continuing operations	2,652,149	1,348,620
Net cash used in financing activities of discontinued operations	—	(85,122)
Net cash provided financing activities	2,652,149	1,263,498
Effect of exchange rates on cash and cash equivalents	14,600	52,967
Net change in cash and cash equivalents	$(2,269,350)	$(2,800,421)
Cash and cash equivalents, beginning of period	$2,287,283	$6,157,493
Cash and cash equivalents, end of period	$17,933	$3,357,072

See accompanying notes to unaudited condensed consolidated financial statements.

Radient Pharmaceuticals Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2009 have been prepared by Radient Pharmaceuticals Corporation (the “Company”) (formerly AMDL, Inc.) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of deconsolidation of a subsidiary and normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The report of the Company’s independent registered public accounting firm on the consolidated financial statements included in Form 10-K contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern.

The Company has evaluated subsequent events through November 23, 2009, the filing date of this form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The predecessor to the Company was incorporated on May 13, 1988 and the Company reorganized as a Delaware corporation on June 7, 1989. The Company changed its name from AMDL, Inc. to Radient Pharmaceuticals Corporation on September 25, 2009.  Radient Pharmaceuticals Corporation is a vertically integrated pharmaceutical company with the following distinct business divisions or units:

•	Manufacturer and Distributor of Onko-Sure™ a Proprietary In-Vitro Diagnostic (IVD) Cancer Test;
•	Distribution of Elleuxe brand of Anti-Aging Skin Care Products; and
•	A Cancer Therapeutics Technology.

Since inception, the Company has primarily been engaged in the commercial development of and obtaining various governmental regulatory approvals for the marketing of its proprietary diagnostic tumor-marker test kit Onko-Sure™ (formally DR-70®) to detect the presence of multiple types of cancer. Until recently, the Company was focused on the production and distribution of pharmaceutical products through the Company’s subsidiaries located in the China.  The Company has recently refocused core business strategy and market focus to the international commercialization of Onko-Sure™  and Elleuxe products.

On September 28, 2006, the Company acquired 100% of the outstanding shares of Jade Pharmaceutical, Inc. (“JPI”). JPI operates primarily through two wholly owned People’s Republic of China (“PRC” or “China”) based subsidiaries, Jiangxi Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). Through JPI, the Company manufactured and distributed generic, homeopathic, and over-the-counter pharmaceutical products, beauty products and supplements in China. JPI sold its interest in YYB during June 2009. During the quarter ended September 30, 2009, the Company deconsolidated JPI due to the inability to exercise significant influence of it’s operations. Please refer to deconsolidation footnote below for further details.

Deconsolidation

During the third quarter of 2009, it became apparent to the Company’s management that the working relationship with management of its operations in China was becoming increasingly strained. Accordingly, the Company deemed it appropriate to seek alternative means of monetizing its investment.  There were several issues that caused the Company to conclude accordingly, including, but not limited to:

•	Non responsiveness by the management in China to requests by Company management for financial information;
•	Non responsiveness by management in China to requests for transfer of Company funds to bank accounts under corporate control;
•	Lack of timely communication with Corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and
•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009 (the “Effective Date”), based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009.  In accordance with the Agreement, the Company exchanged its shares of JPI for non-voting shares of preferred stock, relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors.

Based on the Company’s evaluation of current accounting guidance, it was determined that the Company did not maintain significant influence over the investee and, accordingly, has recorded such investment in accordance with the cost method.  Although, the Company maintains significant economic ownership in JPI, based on its evaluation of its lack of ability to influence, lack of a role in policy and decision making, no significant planned intercompany activity, among other things, the Company concluded that it would not be appropriate to account for such investment in consolidation or under the equity method of accounting.

In accordance with current accounting guidance, the Company has recorded the investment in JPI at its fair value as of the date of deconsolidation and recorded a loss in the statement of operations based on the difference between the fair value of the consideration received, the fair value of the retained noncontrolling interest and the carrying amount of JPI’s assets and liabilities at such date (as detailed below).

Consideration Received	(1)	$3,405,946
Fair value of noncontrolling interest	(2)	20,500,000
		23,905,946
Net assets of JPI	(3)	(25,859,462)
Loss on deconsolidation		$(1,953,516)

(1)	Consideration consisted of the following:
a.
Note receivable of $5,350,000, which the Company recorded a reserve of $2,675,000 based on its evaluation of collectability, including historical and expected repayment patterns.  The note receivable bears interest at 6%.  Final repayment terms are being negotiated.

b.	$730,946 of salaries and related interest which were accrued by the Company and will be exchanged for 730,946 shares of JPI common stock.

(2)	The fair value assigned to the investment was based on estimates and assumptions determined by management.

(3)	The net assets of JPI consisted of the following:

Cash	$53,658
Other current assets	18,920,177
Property and equipment	9,381,118
Other long term assets	3,464,715
Total assets	$31,819,668

Current portion of notes payable	$(2,673,154)
Other current liabilities	(1,122,936)
Other comprehensive income	(2,164,116)
Total liabilities	$(5,960,206)

Net Assets	$25,859,462

Discontinued Operations and Dispositions

On January 22, 2009, the Company’s board of directors authorized management to sell the operations of YYB. The Company has classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented prior to the sale. The Company sold YYB in June 2009.

Proceeds from the sale of YYB consist of a note receivable in the amount of 16 million RMB (approximately U.S. $2,337,541), which is to be paid directly to a bank. JPI owed this bank approximately 18,250,000 RMB (approximately U.S. $2,668,000) at September 30, 2009. In connection with the sale, JPI transferred rights to certain land and land use rights upon sale. JPI remains liable under the debt obligation with the bank, as such obligation did not pass to the buyer. Accordingly, JPI recorded a note receivable on its books, which is due through 2010. The loss on the sale of YYB is summarized as follows (in U.S. dollars):

Sales price	$2,337,541
Carry value of net assets	6,723,605
Loss on sale	$4,386,064

Summarized operating results of discontinued operations for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30,
	2009	2008
Revenue	$594,839	$2,558,844
Income before income taxes	$277,743	$1,218,614
Income taxes
Net income

Included in income (loss) from discontinued operations, net are income tax expenses of $30,717 and $225,939 for the nine months ended September 30,2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government. The following table summarizes the carrying amount at December 31, 2008 of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

December 31, 2008
Current assets:
Accounts receivable, net	$930,769
Inventories	423,842
Other current assets	80,410
$1,435,021

Long-lived assets:
Property and equipment	$1,742,739
Other	47,195
$1,789,934

Current liabilities:
Accounts payable and accrued liabilities	$685,360
Debt	466,155
$1,151,515

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses before discontinued operations of $10,777,937and $1,325,300 for the nine months ended September 30, 2009 and 2008, respectively, and had an accumulated deficit of $50,734,669 at September 30, 2009. In addition, the Company used cash from operating activities of continuing operations of $2,386,878.

During the second quarter 2009 the Company’s corporate management became aware of certain internal disputes in China between the management of JJB and JPI. These disputes have effectively resulted in difficulties in managing the operations of JJB and also receiving financial information from them. As a result of this loss of control, the Company entered into the Agreement to deconsolidate JPI (see above).

On November 18, 2009 the Company had cash on hand of approximately $2,300. The Company’s operations currently require approximately $214,000 per month exclusive of interest payments of approximately $160,000, to fund the cost associated with the Company’s operations, and the expenses related to the further development of the Onko-Sure™ kit.  Absent additional significant financing, the Company will not be able to meet  cash needs for existing debt service or cash requirements to support operations.

The monthly cash requirement of $214,000 does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the Company’s Onko-Sure™ kit or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance of patent protection for the CIT technology.

The Company’s near and long-term operating strategies focus on (i) obtaining SFDA approval for the Onko-Sure™ kit, (ii) further developing and marketing of Onko-Sure™, (iii) seeking a large pharmaceutical partner for the Company’s CIT technology, (iv) selling different formulations of HPE-based products in the U.S. and internationally and (v) introduction of new products. Management recognizes that ability to achieve any of these objectives is dependent upon obtaining significant additional financing to sustain operations to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

There are significant risks and uncertainties which could negatively affect the Company operations. These are principally related to (i) the absence of substantive  distribution network for the Company’s Onko-Sure™ kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from the Company’s distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. The Company’s limited sales to date for the Onko-Sure™ kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments.  We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. We may need to discontinue a portion or all of its operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

Principles of Consolidation

As of September 29, 2009 the Company deconsolidated JPI, but for the period of January 1, 2009 through September 29, 2009 the operations of JPI have been consolidated in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) and statement of cash flows.  Intercompany transactions for the period ended September 29, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, valuation of investment in JPI and valuation of  common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. These promotional discounts are netted against revenues in the condensed consolidated statements of operations and comprehensive income (loss). Accounts receivable presented in the accompanying condensed consolidated balance have been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

Any provision for sales promotion discounts and estimated returns are accounted for in the period the related sales are recorded. Buyers generally have limited rights of return and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. The Company considers historical demand and forecasted demand in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. The related shipping and handling fees and costs are included in cost of sales.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology; and

•	changing or implementation of rules regarding sale of pharmaceuticals in China.

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2009 aside from the write off of accounting software totaling $161,057 associated with the deconsolidation of JPI on September 29, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Derivative Financial Instruments

Under the provisions of FASB ASC 815 derivatives must be recorded on the balance sheet at fair value. The Company issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $80,913 and $125,000 at September 30, 2009 and December 31, 2008, respectively and is included in other assets in the accompanying unaudited condensed consolidated balance sheets.

The Company issued a convertible promissory note in September 2009 and recorded derivative liabilities of $510,417 at September 15, 2009 as valued using the Black Scholes option pricing model.  These derivative liabilities relate to certain reset provisions affecting the conversion feature of the note and the exercise price of the warrant. In accordance with the accounting guidance associated with derivative instruments the Company re-measured their values as of the end of the quarter. For the period from September 15, 2009 through September 30, 2009, the Company recorded a decrease in fair value of $87,083.

Fair Value Measurements

The Company determines the fair value of its derivative instruments using a three-level hierarchy for fair value measurements which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently the Company does not have any items classified as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently the Company does not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes option pricing model to determine the fair value of the instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of September 30, 2009 classified using the valuation hierarchy:

Level 3
Carrying Value
September 30, 2009
(unaudited)
Embedded Conversion Option	$208,334
Warrants	215,000
$423,334

Decrease in fair value included in other income (expense)	$(87,083)

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—

Derivative liability added - warrants	250,000
Derivative liability added – conversion option	260,417
Change in fair value	(87,083)
Balance at September 30, 2009	$423,334

Risks and Uncertainties

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive  distribution network for the Company’s Onko-Sure™ kits, (ii) the early stage of development of the Company’s CIT technology and the need yet to be developed to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product and (iii) the absence of any commitments or firm orders from the Company’s distributors. The Company’s limited sales to date for the Onko-Sure™ kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, the Company may be liable for substantial damages, the Company’s  rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

Concentrations of Credit Risk

Cash

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of September 30, 2009, the Company had no cash balances in excess of this limit.

Customers

In the United States, the Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve for doubtful accounts and sales returns of $73,446 at December 31, 2008.   There are no accounts receivable balances after the deconsolidation date.

As of December 31, 2008, amounts due from six customers, each with receivables in excess of 10% of accounts receivable, comprised 19%, 14%, 13%, 13%, 12% and 12% of outstanding accounts receivable. For the nine months ended September 30, 2009, one customer comprised 11% of net revenues. For the nine months ended September 30, 2008, one customer comprised more than 10% of net revenues. All of the related concentrations were in the Company’s JPI subsidiary, which was deconsolidated in September 2009 (see above).

Basic and Diluted Income (Loss) Per Share

Basic net loss per common share from continuing operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from continuing operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from continuing operations, basic and diluted loss per share before discontinued operations are the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants is anti-dilutive. Basic and diluted income per share from discontinued operations are also the same, as FASB ASC 260-10 requires the use of the denominator used in the calculation of loss per share from continuing operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

The impact under the treasury stock method of stock options and warrants would have been incremental shares of 156,598 and 119,283 for the three months ended September 30, 2009 and 2008, respectively. Additionally, 2,595,659 shares of common stock issuable upon conversion of debt would have been considered in calculating diluted earnings per share for the three and nine months ended September 30, 2009, had the inclusion of such shares been dilutive. For the three months ended September 30, 2008, the Company had net income. As a result, under the dilutive earnings per share computation, the Company would add back interest expense of $12,581 associated with the convertible debt and increase the number of shares by 119,283 for options and warrants under the treasury stock method and 2,091,667 shares for convertible debt under the “as if converted” method.

Diluted income per share excludes the impact of 11,020,746 and 7,577,989 options and warrants outstanding or issuable upon the conversion of debt because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the nine months ended September 30, 2009 and 2008, respectively.

Supplemental Cash Flow Information

	Nine months ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$321,701	$206,492
Cash paid during the period for taxes	$695,322	$304,113
Supplemental disclosure of non-cash activities:
Warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$1,887,920	$—
Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$209,166	$—
Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$133,866	$—

Conversion of warrants to common stock	$38	$—
Voluntary conversion of convertible debt and accrued interest	$924,605	$—
Conversion of accounts payable to stock	$56,089	$—
Broker warrants issued in connection with convertible debt	$-	$324,207
Receipt of machines as partial settlement of note receivable	$—	$472,451
Derivative asset recorded in issuance of convertible debt	$—	$125,000
Fair market value of common stock recorded as prepaid consulting	$-	$1,011,000
Fair value of warrants issued for services, included in prepaid expense	$283,951	$97,875
Carrying value of net assets of JPI for deconsolidation	$25,698,405	$-
Fair value of derivative liabilities	$510,417	$-
Conversion of accrued salaries to ownership of JPI	$730,496	$-

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  Throughout the notes to the condensed consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements (see Note 2 for a description of level 3 measurements). This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on the condensed consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-15, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. The Company does not expect it to have a material impact on the condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, to provide guidance on share-lending arrangements entered into on an entities own shares. The Company does not expect it to have a material impact on the condensed consolidated financial statements.

In June 2008, the FASB issued an accounting standard which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted this standard on January 1, 2009. As a result, the Company reclassified certain warrants as liabilities and recorded a cumulative effect gain of approximately $111,000 to retained earnings for the decrease in fair value of the warrants at the date of issuance compared with the fair value at the date of implementation. Adjustment features within the warrants that resulted in liability classification expired prior to March 31, 2009. As a result, the warrants were reclassified back to equity as of March 31, 2009. The Company recorded a loss of approximately $36,000 to other expense in the quarter ended March 31, 2009 as a result of adjusting the warrant liability to fair value at the date that the adjustment features expired.

NOTE 3 — INVENTORIES

Inventories consist of the following (the significant change is the result of the deconsolidation):

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$49,024	$719,389
Work-in-process	8,588	11,808
Finished goods	1,105	832,794
	$58,717	$1,563,991

NOTE 4 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following (the significant change is the result of the deconsolidation of JPI):

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Material deposits	—	$627,390
Due from officers and directors	—	9,693
Current deferred tax asset	—	92,798
Prepaid Insurance	81,864	143,566
Prepaid finance consulting	80,667	—
Other	6,867	133,513
	$169,398	$1,006,960

Other assets consist of the following(the significant change is the result of the deconsolidation):

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deposits, primarily product licenses	—	$3,000,354
Debt issuance costs, net (Note 7)	$1,354,389	906,408
Derivative asset	80,913	125,000
Refundable deposits	25,903	40,670
	$1,461,205	$4,072,432

Revenues had not yet been generated from the product licenses as of December 31, 2008. At the time commercial sales of the product begin, the product licenses will be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product. These product licenses related to JPI which is no longer consolidated.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2009 (unaudited) (the significant change is the result of the deconsolidation of JPI):

	Gross Value	Accumulated Amortization	Net	Amort- ization Period (in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$(816,667)	$1,183,333	20

Intangible assets consist of the following at December 31, 2008 (audited) (the significant change is the result of the deconsolidation of JPI):

	Gross Value	Accumulated Amortization	Effect of Foreign Currency Trans- lation	Net	Amort- ization Period (in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$(741,667)	$—	$1,258,333	20
Production rights	1,916,622	(318,986)	154,007	1,751,643	10
Land use rights	1,354,765	(99,094)	209,839	1,465,510	33
Non-compete agreements	324,415	(163,652)	32,483	193,246	5
Customer relationships	214,328	(77,904)	26,569	162,993	7
Trade name and logo	530,829	(129,041)	78,055	479,843	10
	$6,340,959	$(1,530,344)	$500,953	$5,311,568

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

NOTE 6 — INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes.  As a result of the Company’s cumulative losses in the U.S., management has concluded that a full valuation allowance should be recorded in the U.S.

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

NOTE 7 — NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Convertible debt, net of unamortized discount, inclusive of bonus interest, of $2,433,236 and $3,765,000 at September 30, 2009 and December 31, 2008, respectively	$2,574	$——
Senior notes payable, net of unamortized discount of $1,837,333 and $496,195 at September 30, 2009 and December 31, 2008, respectively	1,715,920	581,305
Convertible note, net of unamortized discount of $532,407	23,149	—
Bridge note	58,000	—
Bank debt	-	3,128,765
	1,799,643	3,710,070
Less: Bank debt associated with discontinued operations of YYB	--	466,155
Less: Current portion of long-term debt	100,519	2,662,610
Less: Current portion of convertible note	23,149	-
	$1,675,975	$581,305

Convertible Debt

The significant terms of the Company’s convertible debt issued during 2008 are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the third quarter of 2009 some debt holders elected to convert debt and accrued interest totaling $924,605 under the terms of the agreement into stock and warrants. In accordance with FASB ASC 470-20-40-1 the remaining unamortized discount of approximately $885,000 related to the principal converted was recognized as interest expense. The remaining debt issuance costs of approximately $224,000 was recognized as amortization expense. This conversion resulted in the issuance of 807,243 shares and  403,622 warrants with an exercise price of $0.66.

The Convertible Note and Warrant Purchase Agreement

On September 15, 2009, the Company entered into a Note and Warrant Purchase Agreement with St. George Investments, LLC, (the “Investor”; collectively with registered assigns, the “Holder”) (the “Purchase Agreement”). The Company issued and sold to the Investor (1) a 12% promissory note in the principal amount of five hundred fifty-five thousand five hundred fifty-five and 56/100 dollars ($555,556) (the “Note”) which is convertible into the Company’s common stock at 80% of the five day volume weighted average of the closing price of the Company’s common stock, subject to  a floor price of no less than $0.64 and on the terms and the conditions specified in the Note; and (2) a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at a exercise price of $0.65 per share , subject to certain anti-dilution adjustments. The terms associated with the conversion feature and the reset of the exercise price of the warrants resulted in classifying these instruments as derivative liabilities (see Note 2). The Company also entered into a Registration Rights Agreement with the Investor pursuant to which the Company filed a registration statement for the sale of the common stock issuable to the Investor under the Note and the Warrant on October 5, 2009 which was declared effective on October 6, 2009. In connection with the financing, the Company was obligated to pay a fee of  $25,000 to Galileo Asset Management, S.A which was recorded as debt issuance cost and will be amortized to interest expense over the life of the debt. For the period ended September 30, 2009, the Company amortized $1,042 related to debt issuance costs and $23,149 related to amortization of the estimated fair value of the embedded conversion option and warrants that were recorded as debt discounts.

The Bridge Loan Agreement

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. The Bridge Loan has an interest at the rate of 12% per annum if paid on or before October 9, 2009; otherwise an increased interest at the rate of 18% per annum will be retroactive to September 10, 2009. The Bridge Loan shall be due and payable on or before December 1, 2009, together with all accrued outstanding interest. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, the Company issued to the Lender a two-year warrant to purchase 116,000 shares of the Company’s common stock exercisable at $0.60 per share (the “Two-Year Warrant”). This warrant was valued at $34,800 using the black-scholes model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the note. Under the appropriate accounting guidance, the Company recorded the value of the warrants at its relative fair value and recorded the relative fair value of the warrants as a debt discount which will be amortized to interest expense over the term of the bridge loan. The Company paid cash fees associated with this debt of $15,000, which was recorded as debt issuance costs. For the period ended September 30, 2009 the Company recorded amortization expense of approximately $2,000 related to the debt discount and debt issuance costs.

Consulting Agreement

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (the “Consultant”) whereby the Consultant shall provide guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of the Consultant’s service, the Company agreed to pay monthly consulting fees of US $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of US$0.60 per share (the “Five-Year Warrant”).  This warrant was valued at $88,000 using the black-scholes model with a discount rate of 2.38% and a volatility of 0.9727% and recorded as a prepaid asset.  During the period ended September 30, 2009 the Company recorded amortization expense of $6,333 related to this agreement, which has been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). At September 30,2009 the unamortized balance of $80,667 is included in prepaid expenses and other current assets.

Senior Notes Payable

The significant terms of the Company’s Senior Notes Payable (“Series 1 Senior Note”) are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Series 1 Senior Notes outstanding at December 31, 2008 mature on the earlier of December 8, 2010 or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.

On January 30, 2009, the Company conducted the second and final closing (the “Final Closing”) of the 12% Series 1 Senior Note offering whereby the Company sold an additional $680,000 principal amount of 12% Senior Notes and five year warrants to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in 12% Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the 12% Senior Note Offering were sold in 2008 and 2009. The Senior Notes issued in January 2009 mature on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.

In connection with the 12% Series 1 Senior Note offering, the Company agreed to file a registration statement with the SEC on Form S-3 by July 31, 2009 (which was filed on July 2, 2009), covering the secondary offering and resale of the Warrant Shares sold in the 12% Senior Note offering. In the event the registration statement is not declared effective prior to October 31, 2009, or the Company does not maintain effectiveness of the registration statement, the Company must issue additional warrants in an amount equal to 1% of the warrant shares per month, up to a maximum of 6% (or warrants to purchase up to 56,892 shares), issuable upon exercise of the warrants subject to registration.  See subsequent events Note 14.

The Company incurred debt issuance costs of $156,376 and debt discounts of $429,760 in association with the Final Closing of the Series 1 Senior Note including $42,976 and $429,760, respectively, related to the issuance of 54,400 and 544,000 warrants for the purchase of the Company’s common stock at $1.13 per share, issued to brokers and Series 1 Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 1.85%, and (iv) weighted-average expected life of 5 years. The debt issuance costs are included in other assets in the condensed consolidated balance sheet at September 30, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the period ended September 30, 2009 the Company recorded amortization expense of $184,746 and $112,534 related to the debt discount and debt issuance costs, respectively.

On May 4, 2009, the Company conducted a first closing (“First Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,327,250 principal amount of 12% Series 2 Senior Notes and five-year warrants to purchase a total of 2,123,600 shares of the Company’s common stock at $0.98 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was 115% of the five (5) day volume weighted average closing price of the Company’s common stock on NYSE Amex US for the five (5) trading days prior to the date of the First Closing.

In connection with the offer and sale of securities to the purchasers in the First Closing of the offering, the Company’s exclusive placement agent and all participating brokers received aggregate cash sales commissions of $132,725 and $39,817 in non-accountable expenses for services in connection with the First Closing. In addition, in the First Closing the Company issued placement agent warrants to the Company’s exclusive placement agent to purchase a total of 212,360 shares, of which, 54,472 shares and warrants to purchase 6,000 shares were assigned to other individuals.

The Company incurred debt issuance costs of $373,564 and debt discounts of $838,826 in association with the First Closing in May 2009, including $172,012 and $838,826, respectively, related to the issuance of 212,360 and 2,123,600 warrants for the purchase of the Company’s common stock at $0.98 per share, issued to brokers and Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the condensed consolidated balance sheet at September 30, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the period ended September 30, 2009 the Company recorded amortization expense of $31,450 and $14,006 related to the debt discount and debt issuance costs, respectively.

On June 12, 2009, the Company conducted the second closing (the “Second Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $468,500 principal amount of 12% Series 2 Senior Notes (“Notes”) and five year warrants to purchase a total of 749,600 shares of the Company’s common stock at $1.11 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was to be greater of 115% of the five day weighted average closing prices of the Company’s common stock as reported by NYSE Amex US for the five trading days ended on June 11, 2009.

In connection with the offer and sale of securities to the purchasers in the offering, the Company’s exclusive placement agent received sales commissions of $46,850 and $14,055 of non-accountable expenses for services in connection with the Second Closing. In addition, in the Second Closing, the Company issued to the placement agent, warrants to purchase a total of 74,960 shares, of which the Company’s exclusive placement agent received placement agent warrants to purchase 58,360 shares, and two other brokers received warrants to purchase 14,992 shares and 1,600 shares, respectively.

The Company incurred debt issuance costs of $141,168 and debt discounts of $300,583 in association with the Second Closing in June 2009, including $68,963 and $300,583, respectively, related to the issuance of 74,960 and 749,600 warrants for the purchase of the Company’s common stock at $1.11 per share, issued to brokers and Senior Note holders, respectively . These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the condensed consolidated balance sheet at September 30, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the period ended September 30, 2009 the Company recorded amortization expense of $11,836 and $5,560 related to the debt discount and debt issuance costs, respectively.

Bank Debt

As a result of the deconsolidation, the Bank Debt discussed in the following paragraphs  is not reflected on the condensed consolidated balance sheet at September 30, 2009.

NOTE 8 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $258,000 and $237,000 are included in accrued salaries and wages and $130,000 and $280,000 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. The Company has not made the $18,000 payments due for July, August or September 2009 nor paid the premium on a life insurance policy on the former officer and is currently in default under this obligation.

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

The Company is also defending a companion case filed in the same court by the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the CIT technology purchased by the Company from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the CIT technology, just that the University has an equitable interest therein or the revenues there from.

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

Contingent Issuance of Shares — Acquisition of JPI

In 2006, pursuant to the Stock Purchase and Sale Agreement (the “Purchase Agreement”), the Company acquired 100% of the outstanding shares of JPI from Jade. The terms of the Purchase Agreement provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent and administered pursuant to an Escrow Agreement. The Escrow Agreement provided that if, within one year from and after the closing of the Purchase Agreement, Jade or its shareholders demonstrated that the SFDA had issued a permit or the equivalent regulatory approval for the Company to sell and distribute the Onko-Sure™ kit in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent would promptly disburse the Escrow Shares to Jade or its shareholders.

Due to changes in the SFDA’s regulatory and administrative processes regarding the approval of both drug and device applications, approval of the Onko-Sure™ kit by the SFDA has been delayed in ways that could not have been anticipated at the date of the Purchase Agreement. The Board of Directors has amended the Escrow Agreement on three occasions, to extend the date by which the SFDA’s approval of the Onko-Sure™ kit must be achieved. The most recent amendment, which became effective March 24, 2009, provided that if Jade has not notified the escrow agent that the SFDA has issued the approval to market the Onko-Sure™ kit before March 28, 2010, or if the Company disputes that the purported approval is satisfactory, the Escrow Shares shall be delivered by the escrow agent to the Company for cancellation. The shares are included in the number of shares issued as presented on the face of the accompanying condensed consolidated balance sheets, however, they are not considered issued for financial accounting purposes. In the event the Escrow Shares are released to Jade, the Company will record the fair value of the Escrow Shares issued as goodwill.

As part of the Agreement (see Note 1), shares held in escrow will be cancelled and returned to the Company.

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

NOTE 10 — SHARE-BASED COMPENSATION

The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. A detailed description of the Company’s share-based compensation plans and option grants outside the option plans is contained in the notes to the audited December 31, 2008 consolidated financial statements on form 10-K.

On January 7, 2009, the Company adopted the 2008-2009 Performance and Equity Incentive Plan (“Performance Plan”) whereby up to 1,000,000 shares of the Company’s common stock may be issued under the Performance Plan. The Board of Directors approved the grant of 870,000 shares of the Company’s common stock under the Performance Plan, subject to stockholder approval of the Performance Plan. Subsequently, this plan was not approved by the shareholders and no expense has been recorded in connection with this Performance Plan.

Also, on January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008.   During the quarter ended September 30, 2009 the Company’s stockholders approved this grant of common stock to the Company’s independent directors and approximately $72,000 in expense has been recorded based on the stock price at August 21, 2009 (date in which approval was obtained) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009 and 2008, the Company recorded share-based compensation expense to employees and directors of $600,825 and $738,794, respectively. Substantially all of such compensation expense is reflected in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.

During September 2009, the Company modified the various employee stock options to change the exercise price to $0.75. For the fully vested options, this modification resulted in $129,360 of expense recorded during the three months ended September 30, 2009.  For those modified options that were not fully vesting on the modification date a total of $368,916 will be expensed in the next five months, the remaining requisite service period.

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

The Company did not grant options in the nine months ended September 30, 2009. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options granted in the nine months ended September 30, 2008:

Expected volatility	111%
Expected term	5 years
Risk-free interest rate	2.48%
Dividend yield	—%

The weighted-average grant date fair value of employee and director stock options granted during the nine months ended September 30, 2008 was $2.98.

The following is a summary of the changes in stock options outstanding during the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2008	2,757,001	$3.75
Expired	(805,000)	$4.01
Outstanding and expected to vest, September 30, 2009	1,952,001	$1.98	2.61
Vested and exercisable at September 30, 2009	823,001	$3.68	2.47

The aggregate intrinsic value of options outstanding at September 30, 2009, considering only options with positive intrinsic values and based on the closing stock price, was $0.

At September 30, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $368,916 which is expected to be expensed over a weighted average period of five months.

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

Convertible Debt

In September 2008, the Company raised $2,084,401, net of cash issuance costs of $425,599, from the issuance of Convertible Debt, consisting primarily of broker commissions and legal fees, (see Note 7). Additionally, the Company issued broker warrants to purchase 209,166 shares at an exercise price of $2.69, which were valued at $209,166. The warrants are exercisable after March 15, 2009. The warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 95%; risk-free interest rate of 2.59%; expected term of five years; and dividend yield of 0%. The warrants were recorded as a component of additional paid-in capital and debt discount, included in other assets in the accompanying condensed consolidated balance sheet. The Company has reserved approximately 3,796,000 shares for the conversion of principal and interest due under the debt, and the shares issuable upon the exercise of warrants that will be issued upon conversion of the debt.

Senior Notes — Warrants

In December 2008, the Company issued warrants to purchase a total of 948,200 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the first closing of the Senior Note financing. In January 2009, the Company issued warrants to purchase a total of 598,400 shares of the Company’s common stock at an exercise price of $1.13 per share in connection with the Final Closing of the Senior Note financing. In May 2009, the Company issued warrants to purchase a total as 2,123,600 shares of the Company’s common stock at an exercise price of $0.98 per share. In June 2009, the Company issued warrants to purchase a total of 749,600 shares of the Company’s common stock at an exercise price of $1.11 per share.

The Convertible Note and Warrant Purchase Agreement

On September 15, 2009, the Company entered into a Note and Warrant Purchase Agreement with St. George Investments, LLC, (the “Investor”; collectively with registered assigns, the “Holder”) (the “Purchase Agreement”). The Company issued and sold to the Investor (1) a 12% promissory note in the principal amount of five hundred fifty-five thousand five hundred fifty-five and 56/100 Dollars ($555,556) (the “Note”) which is convertible into the Company’s common stock at 80% of the five day volume weighted average of the closing price of the Company’s common stock, subject to  a floor price of no less than $0.64 and on the terms and the conditions specified in the Note; and (2) a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at a exercise price of $0.65 per share , subject to certain anti-dilution adjustments, (see Note 2). The Company also entered into a Registration Rights Agreement with the Investor pursuant to which the Company filed a registration statement for the sale of the common stock issuable to the Investor under the Note and the Warrant on October 5, 2009 which was declared effective on October 6, 2009. In connection with the financing, the Company was obligated to pay a fee of  $25,000 to Galileo Asset Management, S.A.

Common Stock Issued for Services

On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During the nine months ended September 30, 2008, the Company recorded selling, general and administrative expense of $204,375 related to the agreement.

On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2008, the Company recorded general and administrative expense of $84,000 related to the agreement.

On November 27, 2007, the Board of Directors authorized the issuance of up to 300,000 shares of common stock, to be earned at the rate of 25,000 shares per month to Madden Consulting, Inc. for financial advisory services to be provided from December 26, 2007 through December 26, 2008. The Company issued 25,000 shares in the January 2008 that were valued at $104,250 based on the trading price of the common stock on the measurement date. During the nine months ended September 30, 2008, the Company recorded general and administrative expense of $104,250 related to 25,000 shares. This agreement was terminated on January 29, 2008 and the remaining obligation to issue 250,000 shares was cancelled.

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with FASB ASC 505-50 , the shares issued will be periodically valued through the vesting period. For the nine months ended September 30, 2009, 80,000 shares were vested. During the nine months ended September 30, 2009 and 2008, the Company recorded general and administrative expense of $71,600 and $337,003 related to the agreement.

On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vests over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with FASB ASC 505-50, the warrants will be periodically revalued through the vesting period. As of September 30, 2009, the estimated cumulative value of the vested and unvested warrants, based on the periodic revaluation, is $116,000. The value of the vested portion of the warrants is recorded to additional paid in capital and prepaid expense in the month that vesting occurs. During the quarter ended September 30, 2009, the Company expensed the remaining balance related to this contract. The Company recorded general and administrative expense of $93,624 and $104,398 for the three and nine months ended September 30, 2009.

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services, in which 133,328 shares were earned during the nine months ended September 30, 2009. In accordance with FASB ASC 505-50, the shares issued will be periodically valued, as earned, through the vesting period. During the three and nine months ended September 30, 2009, the Company recorded general and administrative expense of $36,165 and $108,496, respectively, related to the agreement.

On March 31, 2009, the Company issued 12,500 shares of the Company’s common stock to a consultant for investor relations services. The Company recorded $10,126 of expense in the quarter ended March 31, 2009 with respect to the shares issued, based on the value of the stock at the date the shares were earned.

On May 28, 2009, the Company entered into a Settlement Agreement and Release with Strategic Growth International Inc. (“SGI”), a consultant who provided investor relations services. Under the SGI Settlement Agreement and Release, the Company agreed to issue 56,000 shares of the Company’s common stock to SGI, which shares are subject to listing approval by the NYSE Amex US. These shares were approved on August 27, 2009. In lieu of cash payment for amount due of $56,089 for services rendered, the Company issued these shares based on the approval date valued at $35,280 and recorded a gain in the amount of $20,809 in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) as of September 30, 2009.

On June 23, 2009, the Company entered into a Settlement Agreement dated May 29, 2009 with Strategic Growth International. Strategic Growth International agreed to accept 37,500 shares of the Company’s common stock in exchange for warrants originally issued in accordance with the Financial Consulting Agreement. These shares were approved and issued on August 27, 2009. No additional cost was recognized as the original warrant value was greater than the value of the shares on the date the approval was obtained.

During the third quarter of 2009 some holders of the convertible debt issued in September 2008 elected to convert debt under the terms of the agreement into stock and warrants. This conversion resulted in the issuance of 807,243 shares and  403,622 warrants with an exercise price of $0.66.

On September 22, 2009, the Company Corporation entered into an agreement with Lyon Consulting for investor relation services through September 2010.  The Company granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services.   In accordance with FASB ASC 505-50, the shares issued will be periodically valued through the vesting period.  The Company has not recorded any expenses as the shares are subject to listing approval by the NYSE Amex US.  The shares have not been approved for listing and have not been issued.

On January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008.   During the quarter ended September 30, 2009 the Company’s stockholders approved this grant of common stock to the Company’s independent directors and approximately $72,000 in expense has been recorded based on the stock price at August 21, 2009 (date in which approval was obtained) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2009.

Warrants

A summary of activity with respect to warrants outstanding follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2008	5,252,699	$3.38
Issued	4,978,541	$0.94
Exercised………………………………………………………………………………	-	-
Expired………………………………………………………………………………	(1,162,495)	$2.78
Outstanding, September 30, 2009	9,068,745	$2.10

NOTE 12 — SEGMENT REPORTING

Prior to the deconsolidation, the Company had two reportable segments: (i) China, which consists of manufacturing and wholesale distribution of pharmaceutical and cosmetic products to distributors, hospitals, clinics and similar institutional entities in China, and (ii) Corporate, which comprises the development of in-vitro diagnostics and the Company’s CIT technology, as well as the development of the Company’s HPE-based products for markets outside of China. The 2008 segment information has been restated to reclassifly the operating activities of YYB to discontinued operations. The results previously reported for China-Direct have been combined with China.

The following is information for the Company’s reportable segments for the three months ended September 30, 2009:

	China	Corporate	Total
Net revenue	$2,628,292	$86,443	$2,714,735
Gross profit	$1,022,040	$64,752	$1,086,792
Depreciation	$187,628	$17,901	$205,529
Amortization	$95,454	$25,000	$120,454
Interest expense	$61,877	$1,430,748	$1,492,625
Income (loss) before discontinued operations	$(955,735)	$(4,174,590)	$(5,130,325)
Identifiable assets of continuing operations	$-	$27,909,792	$27,909,792
Capital expenditures	$2,564	$817	$3,381

The following is information for the Company’s reportable segments for the nine months ended September 30, 2009:

	China	Corporate	Total
Net revenue	$8,469,652	$137,863	$8,607,515
Gross profit	$3,147,110	$96,484	$3,243,594
Depreciation	$585,506	$89,306	$674,692
Amortization	$309,574	$75,000	$384,574
Interest expense	$173,335	$1,885,541	$2,058,876
Income (loss) before discontinued operations	$(1,397,511)	$(9,380,426)	$(10,777,937)
Identifiable assets	$-	$27,909,792	$27,909,792
Capital expenditures	$1,447,356	$296,709	$1,744,065

The following information is for the Company’s reportable segments for the three months ended September 30, 2008:

	China	Corporate	Total
Net revenue	$8,205,858	$30,906	$8,236,764
Gross profit	$4,269,736	$22,172	$4,291,908
Depreciation	$321,845	$8,819	$330,664
Amortization	$(3,104)	$25,000	$21,896
Interest expense	$55,667	$12,581	$68,428
Income (loss) before discontinued operations	$3,335,319	$(2,176,139)	$1,159,180
Identifiable assets of continuing operations	$32,128,003	$4,695,421	$36,823,424
Capital expenditures	$797,221	$3,975	$801,196

The following information is for the Company’s reportable segments for the nine months ended September 30, 2008:

	China	Corporate	Total
Net revenue	$15,989,581	$66,568	$16,056,149
Gross profit	$8,085,629	$48,802	$8,134,431
Depreciation	$692,522	$13,757	$706,279
Amortization	$209,212	$75,000	$284,212
Interest expense	$312,015	$18,012	$330,027
Income (loss) before discontinued operations	$5,650,725	$(6,976,025)	$(1,325,300)
Identifiable assets of continuing operations	$32,128,003	$4,695,421	$36,823,424
Capital expenditures	$1,215,967	$140,402	$1,356,369

At December 31, 2008, identifiable assets associated with continuing operations of the China and Corporate segments totaled $35,803,941 and $3,723,335, respectively, and $39,527,276 in the aggregate.

Virtually all of the Company’s revenues for the nine months ended September 30, 2009 and 2008 were from foreign customers.

NOTE 13 — RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company has a receivable of $9,693, respectively, due from certain former directors of YYB and JJB for advances. These advances are non-interest bearing and are due on demand.  As these receivable are recorded on JPI’s books they are not included on the accompanying condensed consolidated balance sheet as September 30,2009.

Also, on January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008.   During the quarter ended September 30, 2009 the Company’s stockholders approved this grant of common stock to the Company’s independent directors and $71,880in expense has been recorded based on the stock price at August 21, 2009 (date in which approval was obtained) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2009.

As part of the deconsolidation of JPI as of September 29, 2009, the Company recorded a note receivable from JPI totaling $5,350,000 and an offsetting allowance of $2,675,000. These amounts were previously classified as intercompany balances and previously eliminated in consolidation. The note receivable bears interest at 6% annually. The payment terms are expected to be finalized in the fourth quarter of 2009.

NOTE 14 — SUBSEQUENT EVENTS

On September 29, 2009, the Company entered into an Agreement regarding the Cancellation of Indebtedness with SOX Solutions.    The Company agreed to issue 67,800 shares of the Company’s common stock to SOX Solutions, which shares are subject to listing approval by the NYSE Amex US.  The shares have not yet been approved for listing and have been issued. If they are not approved, the Company will owe SOX Solutions $46,104 for services rendered.

On October 23, 2009, the Company entered into a Trigger Event Agreement with St. George Investments, LLC.  Under the Trigger Event Agreement, the Company agreed to issue 250,000 shares of common stock to St. George Investments. The shares are subject to listing approval by the NYSE Amex US.  The shares have not been approved for listing and have not been issued.

In connection with the 12% Series 1 Senior Note offering, the Company agreed to file a registration statement with the SEC on Form S-3 by July 31, 2009 (which was filed on July 2, 2009), covering the secondary offering and resale of the Warrant Shares sold in the 12% Senior Note offering. This registration statement was not declared effective prior to October 31, 2009, in accordance with the terms of the agreement.  Accordingly, the Company must issue additional warrants in an amount equal to 1% of the warrant shares per month, up to a maximum of 6% (or warrants to purchase up to 56,892 shares), issuable upon exercise of the warrants subject to registration upon approval by the stock exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s management intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect the Company’s financial statements. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond the Company’s control. The Company’s actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, risks associated with doing business in China and internationally, demand for the Company’s products, governmental regulation and required licensing of the Company’s products and manufacturing operations, dependence on distributors, foreign currency fluctuation, technological changes, intense competition and dependence on management and those risks set forth below under Part II — Item 1A “Risk Factors” and set forth in Part I — Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding the Company’s operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give the Company’s expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether because of new information, future events or otherwise, unless required by law.

Overview

The Company

Radient Pharmaceuticals Corporation is a vertically integrated pharmaceutical company with the following distinct business divisions or units:

•	Manufacturer and Distributor of Onko-Sure™ a Proprietary In-Vitro Diagnostic (“IVD”) Cancer Test;
•	Distribution of Elleuxe brand of Anti-Aging Skin Care Products;
•	A Cancer Therapeutics Technology.

The Company’s Revised Strategic Focus

Until recently, the Company was focused on the production and distribution of pharmaceutical products through the Company’s subsidiaries located in the People’s Republic of China.  The Company has recently refocused the Company’s core business strategy and market focus to the international commercialization of Onko-Sure™  and Elleuxe products.  On September 25, 2009, the Company changed the name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects the Company’s new corporate direction and branding statements.

The Company is now actively engaged in the research, development, manufacturing, sale and marketing of in IVD and high-end skin care products.  The Company has focused the business strategy on the international commercialization and next generation product development for both of these products.  All of these business units focus on the development, manufacturing, distribution and sales of high-quality medical diagnostic products, generic pharmaceuticals, nutritional supplements, and cosmetics in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world.

For the first 9 months of 2008, the Company has generated approximately $160,000 in the sales of the Company’s Onko-Sure™  IVD cancer diagnostic test kits, which is an increase of approximately 100% in sales of this product over the same period for 2009. The Company currently anticipate generating approximately $400,000 in aggregate sales in 2009 from the Onko-Sure™  IVD cancer diagnostic test kits. It is also anticipated that we will begin commercialized sales of the Company’s Elleuxe brand of skin care products by the end of the second quarter of 2010. These two business segments are anticipated to be the Company’s largest revenue producing  products in the near future. The Company believes that  subject to receipt of adequate financing revenues from these products will significantly increase in 2010 due to the creation of distribution agreements that are anticipated to move the IVD cancer diagnostic test kits and the Elleuxe brand of skin care products into broad commercial channels in markets throughout the world. However, the success of the Company’s distribution strategy for these products in 2010 is dependent upon a number of factors including the Company obtaining adequate financing before the end of 2009.  The Company will need to obtain  at least  $2,000,000 in additional financing during the fourth quarter of 2009, in order to execute the Company’s distribution plan for 2010.  If the Company is unable to raise sufficient funds, the Company’s distribution strategy may not be able to be implemented at the rate the Company anticipates which will have a material adverse effect on anticipated 2010 revenues.

In connection with the deconsolidation, the Company has reclassified China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.

U. S. Operations

IVD Cancer Diagnostics

Onko-Sure™ Kit

The Company’s Onko-Sure™  in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP).  Onko-SureTM is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. Onko-Sure™  can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. Onko-Sure™  serves the IVD cancer/oncology market which, according to Bio-Medicine.org, is growing at an 11% compounded annual growth rate.

Onko-Sure™  is sold as a blood test for cancer in Europe (CE Mark certified), India, Taiwan, Korea, Vietnam, and in Chile (research use); approved in the U.S.  for the monitoring of colorectal cancer (CRC); approved in Canada (by Health Canada) for lung cancer detection and lung cancer treatment monitoring; and in many key markets, has the significant potential to be used as a general cancer screening test.

The product is manufactured at the Company’s Tustin, California based facilities and is sold to third party distributors, who then sell directly to Clinical Laboratory Improvement Amendments certified reference laboratories in the United States as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market. The Company’s test kits are currently being sold to one diagnostic reference laboratory in the United States.  During the third quarter of 2009, the Company entered into the following distribution agreements:

•
Exclusive five year distribution agreement with Grifols USA, LLC during the third quarter of 2009.  This distribution agreement allows Grifols USA, LLC to market and sell Onko-Sure™ for the monitoring of colorectal cancer to hospitals, clinical laboratories, clinics and other health care organizations.

•	Exclusive two year distribution agreement with Tarom Applied Technologies Ltd for the marketing and sales of Onko-Sure™ in Israel.

Through distributors, the Company has limited sales of these test kits outside the United States. The Company has developed the next generation version of the Onko-Sure™  test kit, and in 2009, the Company entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer.

The Company’s Onko-Sure™ cancer test kits are currently sold in the form of a 96 well test plate, which, after standards are applied, 43 individual tests can be run in duplicate. These tests are typically run in a reference laboratory with test results determined by using a micro-titer reading analyzer. Results are sent to the attending physician who then relays those results to the patient. Typically, a patient can receive results within 3-5 days from the blood draw date.

Because the Onko-Sure™  test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the Onko-Sure™  test kit results with other clinically relevant diagnostic modalities. While the Onko-Sure™  test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

On July 8, 2009, the Company changed the brand name of their in-vitro diagnostic cancer test from DR-70 to the more  consumer friendly, trademarked brand name “Onko-Sure™,” which we believe communicates it as a high quality, innovative consumer cancer test. The Company is also installing a new tag line -- “The Power of Knowing” -- which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

Elleuxe Brand of Premium Anti-Aging Skin Care Products

The Company intends to produce and market a variety of cosmetic products that were originally developed by JPI in 2008, based upon their HPE anti-aging therapeutic products.  We have reformulated these products for international markets under the brand name Elleuxe. The Company currently anticipate the launch of sales of these U.S. manufactured skin care products during the mid-2010.  Elleuxe, a therapeutic, high-end skin care product line based on the active ingredient “Elleuxe Protein” – the Company’s proprietary active ingredient that offers cell renewing properties designed to minimize the appearance of aging.  The initial  Elleuxe product line includes:

•	Hydrating Firming Cream
•	Renergie Hydrating Cleanser
•	Intense Hydrating Cleanser
•	Visable Renewing Hydrating Softener
•	Smoothing Renewing Eye Moisturizer

Based upon available capital the Company now expects to launch this product in mid-2010, although this launch could be delayed further if additional capital is not available.  The Company also expect  to offer a vegetable-based product line in mid 2010 and a men’s product line in late 2010. In total there will be eight separate product formulations. Elleuxe is anticipated to be sold directly to high-end retail stores, high-end beauty spas and medical day spas. The Company anticipates that we will sell the product sets (grouped based on skin types) at between $500 and $650 per set and the individual products in the set at $100-$350 per ounce in eight separate product formulations.  The Company anticipates that we will growing at a 7%-8% compounded annual growth rate. According to Euromonitor, the global luxury skin care market is expected to reach $22.1 billion by 2013.

New Corporate and Product Brand Launch

On August 22, 2009, the Company, received shareholder approval in order to change its name to Radient Pharmaceuticals Corporation (“Radient Pharma”).  the Company’s name was changed on September 25, 2009 and shortly thereafter the Company posted a new corporate website under the new name at www.radient-pharma.com

IVD Cancer Research and Development

During the quarter ended September 30, 2009, we spent $91,213 on research and development related to the Onko-Sure ™, as compared to $35,032 for the same period in 2008. These expenditures were incurred as part of the Company’s efforts to improve the existing Onko-Sure ™ and develop the next generation Onko-Sure ™.

The Company expects expenditures for research and development to grow in the 4th quarter of 2009 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of the Company’s next generation version of its United States Food and Drug Administration(“USFDA”) approved Onko-Sure ™ test kit and additional development costs associated with entry into new markets. Through this validation study, the Company and Mayo Clinic will perform clinical diagnostic testing to compare to the Company’s Onko-Sure ™ test kit with a newly developed, next generation test. The primary goal of the study is to determine whether the Company’s next generation Onko-Sure ™ test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers.

For USFDA regulatory approval on the new test, the Company intends to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the first quarter of 2010. In addition, additional expenses will be incurred for consultants and laboratories for the reformulation of the HPE-based cosmetics as well as laboratories involved in testing the safety and effectiveness of the product.

License Agreement with MyGene International, Inc.

On April 3, 2008, the Company announced that they had entered into an exclusive sublicense (subject to certain terms and conditions) agreement with MyGene International, Inc. (“MGI,” USA) for the MyHPV chip kit, a diagnostic product for screening cervical cancer through in-vitro genotype testing in women with the Human Papilloma Virus (HPV). The agreement between the Company and MGI provided for an exclusive sublicense to use the patents, trademark, and technology in manufacturing, promoting, marketing, distributing, and selling the MyHPV chip kit in the countries of China (including Hong Kong), Taiwan, Singapore, Malaysia, Thailand, Cambodia, and Vietnam. This agreement is considered null and void as of the original date of execution because MGI did not have direct ownership of the intellectual property necessary to offer the sub-license to the Company. The Company explored the opportunity to become the exclusive distributor of the MyHPV chip kit in the countries noted previously through an agreement with BIOMEDLAB (“BML”) of Seoul, South Korea. BML is the manufacturer of the MyHPV chip kit in South Korea, which has Korean FDA approval for this product. Subsequent to due diligence regarding market acceptance, price points and ability to commercialize this product in the aforementioned markets, the Company has determined that the cost of entry into this market is prohibitive and decided to discontinue development of this project. As such, the Company has requested refunds of amounts advanced and have received a partial refund and expect the balance to be paid on or before year end.

China-based Integrated Pharmaceuticals Operations

China Pharmaceutical Manufacturing and Distribution

The Company’s previously operated China-based pharmaceutical manufacturing and distribution business is engaged in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products.  The Company operated this business division through the Company’s wholly-owned subsidiary, JPI, which in turn, operates through a wholly-owned Chinese subsidiary, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”).  Prior to June 26, 2009, we also owned and operated Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). YYB was sold on June 26, 2009 and had been accounted for as discontinued operations and in connection with the sale of YYB we transferred certain of JJB’s land use rights to the buyer of YYB, in which the bank has a secured interest. JPI acquired the businesses currently conducted by YYB and JJB in 2005 along with certain assets and liabilities of a predecessor to JJB (JiangXi Shangrao KangDa Biochemical Pharmacy Co. Ltd).  YYB was sold  to a Chinese national for 16 million RMB (or $2,337,541 U.S. Dollars) in the form of an agreement whereby the buyer of YYB will  pay this amount to Chinese International Bank of Commerce in order to partially satisfy outstanding bank loans at JJB.

During the second quarter of 2009, the Company’s management became aware of internal management disputes in China that resulted in a deterioration of both operational and financial controls by JPI’s management over the operating entity JJB. The management of both JPI and JJB have indicated that they believe the most prudent path to raising additional capital for the Company’s Chinese operating division is for JJB to complete one or more private placements of equity during the fourth quarter of 2009. They also indicated that they believe the best path for the Company to monetize the Company’s investments in JPI and JJB would be for JJB to seek a public listing on the Growth Enterprise Market (“GEM”) located in Hong Kong or a similar Asia based market by the third quarter of 2012.  The Company’s executive management and board of directors are in agreement with JPI and JJB’s management on this “spin-off” strategy and are working with JPI and JJB to seek to complete their plans that are currently under development and designed to provide a path for a potential financial return for the Company in the future from this business unit.

During the third quarter of 2009, it became apparent to the Company’s management that the working relationship with management of its operations in China was becoming increasingly strained. Accordingly, the Company deemed it appropriate to seek alternative means of monetizing its investment.  There were several issues that caused the Company to conclude accordingly, including, but not limited to:

•	Non responsiveness by the management in China to requests by Company management for financial information;
•	Non responsiveness by management in China to requests for transfer of Company funds to bank accounts under corporate control;
•	Lack of timely communication with Corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and
•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009 (the “Effective Date”), based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009.  In accordance with the Agreement, the Company exchanged its shares of JPI for non-voting shares of preferred stock, relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors.

Based on the Company’s evaluation of current accounting guidance, it was determined that the Company did not maintain significant influence over the investee and, accordingly, has recorded such investment in accordance with the cost method.  Although, the Company maintains significant economic ownership in JPI, based on its evaluation of its lack of ability to influence, lack of a role in policy and decision making, no significant planned intercompany activity, among other things, the Company concluded that it would not be appropriate to account for such investment in consolidation or under the equity method of accounting.

The deconsolidation process of JPI and JJB will materially and adversely affected the Company’s 2009 earnings and sales.   There can be no assurance that we will ever realize any significant value from the Company’s equity interest in JPI and JJB.

Despite the on-going deconsolidation of JPI and JJB started on September 29, 2009, the Company still believes JPI and JJB have a promising future. The Company anticipates that they may be able to sell off a portion or all of their ownership in JPI and JJB during the next 24 months; alternatively the Company would seek an exit from their investment at or after any public listing. The Company also could retain all or a portion of the Company’s remaining equity stake in JPI and JJB, if ownership continues to look promising. The goal is to gain the best valuation possible for this strategic asset. Additionally, the Company also believes that JPI/JJB’s business and brand recognition make it a potential buyout target.

On September 29, 2009, the Company entered into an agreement which outlines the Company’s limited role in JPI’s future operations.  As such, the Company has classified JPI on the condensed consolidated balance sheets as “Investment in JPI” and included income from JJB’s operations on the condensed consolidated statements of operations and comprehensive income (loss).

Discontinued Operations and Dispositions

On January 22, 2009, the Company’s board of directors authorized management to sell the operations of YYB. The Company classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented.

The sale of YYB was completed in June 2009. Shares in YYB along with rights to certain land and land use rights were transferred to the buyer (an individual) in consideration of:

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

The Company was notified by the Chinese Military Department of its intent to annex one of JJB’s plants that is located near a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions, including the production lines for which the Company is attempting to obtain GMP certification. Discussions regarding annexation are proceeding and we expect that JJB will be compensated fairly for the transfer of the facility upon annexation. JJB intends to find a new single center site in Jiangxi Province, China to relocate its operations.

For purposes of reporting the results of discontinued operations, the Company have assumed that all products previously manufactured and sold by YYB were sold with the business. The Company may have to spend significant time and resources finding, building and equipping the new location and restarting the relocated operations. In addition, such new facilities will need to obtain GMP certification for all manufacturing operations.

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

New Beauty Formulations of the HPE-Based Anti-Aging Product

During 2008, JJB finalized the formulations of the following HPE-based cosmetic products. These new products consist of capsules and an easy-to-apply lotion version and are marketed under the trade name “Nalefen Skin Care”. These new products complement the Company’s existing high quality injectible and extract formulations. Additionally, the Company has contracted with YiBo to develop a capsule version of the Goodnak product. JJB plans to sell both products through both new and existing distribution channels within the Henan, Sichuan, Guizhou, Shanxi, Xinjiang, Gansu, Hunan, Zhejiang, Fujian, Liaoning and Heilongjiang Provinces of China. Together these regions have a combined population of more than 376 million people.

Distribution Channels for Beauty Product Lines

Distribution contracts which were in place during 2008 for the sale of HPE products have expired and JJB has not renewed the agreements. As a result, revenue in the third quarter of 2009 was adversely impacted. At this time, we do not anticipate the new lotion formulations will also be sold through these same distributors. JPI’s management has indicated that they have developed various new distribution relationships with more reliable distributors that will be selling their HPE solutions in the future.

However, in addition to China, the Company believes that some of the beauty products will be good candidates for export to the North American and South American markets. The Company has completed the reformulation of the China based formula and will submit to a US laboratory to be tested for safety and effectiveness. In conjunction with the testing, the Company is collaborating with an industry specialist to develop a unique packaging scheme for the market. Depending on available funds, it is estimated that this process will be complete by mid- 2010.

The Current Chinese Economic and Market Environment

The Company operates in a challenging economic and regulatory environment that has undergone significant changes in technology and in patterns of global trade. The current economic and market environment in China is uncertain. In its January 28, 2009 report, the International Monetary Fund estimated that China’s economy will grow at a rate of approximately 6.7 percent in 2009, as measured by the gross domestic product. In addition, China’s health care spending is projected to increase by nearly 40% to $17.3 billion, with a government proposal to bring universal healthcare to 90% of its 1.3 billion citizens by 2011, as reported by the American Free Press. While this data appears promising, the proposal, however, could result in additional controls over the pricing of certain drugs which could, in turn, negatively impact the Company’s business prospects in China and the carrying amount of production rights acquired from YiBo.

Cancer Therapeutics

In 2001, the Company acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. The Company’s CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and the differences could be material.

The Company believes the following critical accounting policies, among others, affect their more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements:

Inventories. Major components of inventories are raw materials, packaging materials, direct labor and production overhead. The Company’s inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

Sales Allowances. A portion of the Company’s business is to sell products to distributors who resell the products to end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. The Company recognizes the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of the Company’s products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.

Valuation of Intangible Assets. The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	its ability to obtain patents, including continuation patents, on technology;

•	significant changes in its strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors;

•	potential for strategic partnerships for the development of its patented technology; and

•	changing or implementation of rules regarding sale of pharmaceuticals in China.

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.

Revenue Recognition. Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

In conjunction with the launch of the Company’s Nalefen Skin Care HPE products, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. These promotional discounts are netted against revenues in the condensed consolidated statements of operations and comprehensive income (loss). Accounts receivable presented in the accompanying condensed consolidated balance have been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

Any provision for sales promotion discounts and estimated returns are accounted for in the period the related sales are recorded. Buyers generally have limited rights of return and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.

Deferred Taxes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of the Company’s deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company may be able to realize all or part of the Company’s net deferred tax assets. Such realization could positively impact the Company’s condensed consolidated operating results and cash flows from operating activities.

Litigation. The Company accounts for litigation losses in accordance with GAAP, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, the Company is often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact the Company’s condensed consolidated results of operations and comprehensive loss and cash flows from operating activities.

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

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with GAAP. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The Company accounts for equity awards issued to employees as follows. GAAP requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Derivative Financial Instruments. Derivatives are recorded on the balance sheet at fair value. The Company issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy.  During the nine months ended September 30, 2009, we issued a note and warrant purchase agreement and recorded derivative liabilities related to the conversion feature of debt and reset provision of the exercise price of the warrants.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenues. During the three months ended September 30, 2009, the Company’s aggregate net revenues from product sales decreased 67% to $2,714,735 from $8,236,764 for the same period in 2008.

Corporate

Net revenues for the quarter ended September 30, 2009 for the Company was $86,443 compared to $30,906 for the same period in 2008. This increase is due to increased orders for the Onko-Sure™ test kits.

With USFDA approval of Onko-Sure™ test kit, the Company’s goal is to enter either exclusive or non-exclusive distribution agreements for various regions, and due to the Company’s overall commercialization efforts, we expect sales to increase in 2010. During the third quarter of 2009, the Company has executed agreement covering the US and Israel.  The Company has agreements in the negotiation stage which would grant distributor an exclusive/non-exclusive right to distribute the Onko-Sure™ test kit within Vietnam and Latin America. It is anticipated that one or more of the aforementioned distribution agreements will be in place by the end of 2009.

The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for the year ended December 31, 2008. Sales of Onko-Sure™ test kits in 2009 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of the Company’s products.

The Company has a limited supply of one of the key components of the Onko-Sure™ test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. The Company currently has two lots remaining which are estimated to produce approximately 31,000 kits. Based on the Company’s current and anticipated orders, this supply is adequate to fill all orders.  Although the Company is working on replacing this component so that they are in a position to have an unlimited supply of Onko-Sure in the future.  The Company can not assure that this anti-fibrinogen-HRP replacement will be completed.

An integral part of the Company’s research and development through 2010 is the testing and development of an improved version of the Onko-Sure™ test kit. The Company is reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted.

Pilot studies show that the new version could be superior to the current version. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.

China-Wholesale

China net revenues were $2,628,292 for the three months ended September 30, 2009 as compared to $8,205,858 for the same period in 2008. This decrease was primarily due to:

•	Management conflicts between JPI and its subsidiary JJB;

•	The sale of YYB; and

•
The lack of sales of HPE solutions due to the mandatory 5-year cGMP recertification by the SFDA of JJB’s small injectible line and the expiration of contracts with beauty distributors that sell topical HPE solution.  Although, the small injectible line received cGMP recertification in the second quarter of 2009, the lack of qualified distributors is hampering sales of the product.

The Company’s China operations began experiencing various conflicts and cohesive management issues during the second quarter of 2009.

The Company’s management incurred extraordinary expenses for  attorney fees in China and the US, international travel expenses for the Company’s management and efforts made by members of the board of directors in attempting to resolve these internal conflict and issues without success.

Gross Profit. The Company’s gross profit for the three months ended September 30, 2009 decreased 75% to $1,086,792, as compared to $4,291,908 for the same period in 2008.

Corporate

The Company’s gross profit increased 192%  to $64,752 for the three months ended September 30, 2009 from $22,172 for the same period in 2008, due to an increase in orders for the Onko-Sure™ kits.

China-Wholesale

China’s gross profit was $1,022,040 for the three months ended September 30, 2009, a 76% decrease over the same period in 2008 where gross profit was $4,269,736.  This decrease can be attributed to decreased in sales as well a change in the product mix from those produced on the small injectible manufacturing line and HPE Solutions to other less profitable products, as well as an increase in the cost of raw materials and an increase in manufacturing overhead.

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

All research and development costs incurred during the quarter ended September 30, 2009 were incurred by the Company. These costs comprised of funding the necessary research and development of the current Onko-Sure™ test kit and preparing for the next generation Onko-Sure™ test kit.

The Company expects research and development expenditures to increase during the remainder of 2009 due to:

•	The need for research and development for an updated version of the Onko-Sure™ kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Research and development for the HPE-based cosmetic product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company were $3,330,304 for the three months ended September  30, 2009 as compared to $2,517,679 for the same period in 2008.  The increase is primarily related to operations in China.

Corporate

The primarily categories are fees paid for accounting and legal services, payroll and payroll related expenses, investor relations and general and administrative expenses.   Corporate incurred general and administrative costs for the three months ended  September 30, 2009 of $1,592,079 as compared to $2,150,894 for the same period in 2008.  This includes non-cash expenses of $286,515 for options granted  to employees and directors for services and $36,115 for common stock, warrants and options expensed for services.

China

China incurred selling, general and administrative expenses of $1,450,298 for the quarter ended September 30, 2009 as compared to $366,785 for the same period as in 2008. Major components were amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. Selling, general and administrative expenses increased 295.4% for the quarter ended September 30, 2009 when compared to the same period 2008. The increase is primarily due to expenses for advertising of approximately $1,098,000 for the three months ended September 30, 2009. Advertising expense are for the promotion and advertising of the HPE based products which were in prior periods assumed by the distributors.

Interest Expense. Interest expense for the three months ended September 30, 2009 and 2008 was $1,492,625 and $68,248, respectively. The increase relates to interest on the conversion of the Company’s 10% Convertible Debt financing closed in September 2008 and interest related to the 12% Series 1 and Series 2 Senior Note financings closed in December 2008 and the first half of 2009.

Corporate

Interest expense increased to $1,430,748 for the three months ended September 30, 2009 from $12,581 for the same period in 2008 as a result of conversion of the Company’s 10% Convertible Debt and interest related to the 12% Senior Notes.

China

JPI incurred interest expense of $61,877 and $55,667 for the quarter ended September 30, 2009 and 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations of JPI’s China based subsidiaries.

Results of Discontinued Operations

Summarized operating results of discontinued operations for the three months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30
	2009	2008
Revenue	$-	$1,009,651
Income (loss) before income taxes	$-	$464,255

Included in loss from discontinued operations, net are income tax expenses of $0 and $91,853 for the three months ended September 30, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.

Nine months ended September 30, 2009 Compared to Nine Months September 30, 2008

Net Revenues. During the nine months ended September 30, 2009, the Company’s aggregate revenues from product sales decreased 46% to $8,607,515 from $16,056,149 for the same period in 2008 due to the sale and deconsolidation of YYB and the decline in sales of HPE Solution products at JJB.

Corporate

Net revenues were $137,863 for the nine months ended September 30, 2009 as compared to $66,568 for the same period in 2008 primarily due to increased sales of Onko-Sure™.

With USFDA approval of Onko-Sure™ test kit, the Company’s goal is to enter either exclusive or non-exclusive distribution agreements for various regions, and due to the Company’s overall commercialization efforts, we expect sales to increase in 2010. We have executed distribution agreements for the US, Canada and Israel and are in the final stage of negotiating other exclusive/non-exclusive distribution agreements with distributors for the Onko-Sure™ test kit.

The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for the year ended December 31, 2008. Sales of Onko-Sure™.test kits in 2009  and 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of the Company’s products.

China

China net revenues were $8,469,653 for the nine months ended September 30, 2009 as compared to $15,989,581 for the same period in 2008.

This decrease was primarily due to:

•	Management conflicts between JPI and its subsidiary JJB;

•	The sale of YYB; and

•
The lack of sales of HPE solutions due to the mandatory 5-year cGMP recertification by the SFDA of JJB’s small injectible line and the expiration of contracts with beauty distributors that sell topical HPE solution.  Although, the small injectible line received cGMP recertification in the second quarter of 2009, the lack of qualified distributors is hampering sales of the product.

Gross Profit. The Company’s gross profit for the nine months ended September 30, 2009 decreased 60% to $3,243,594 compared to $8,134,431 for the same period in 2008 primarily due to the lack of sales of HPE Solutions and the delay in receiving cGMF approval described above.

Corporate

The Company’s gross profit increased 98% to $96,484 for the nine months ended September 30, 2009 from $48,802 for the same period in 2008, due to a increased sales for the Onko-Sure™ test kit and OEM products.

China

China’s gross profit was $3,147,110 for the nine months ended September 30, 2009, a 61% decrease over the same period in 2008 where gross profit was $8,085,629. Gross profit as compared to sales decreased from 50.7% for the nine months ended September 30, 2008 to 37.6% for the same period in 2009. This decrease can be attributed to a change in the product mix which shifted away from those produced on the small injectible manufacturing line and HPE Solutions to other less profitable products, as well as an increase in the cost of raw materials and an increase in manufacturing overhead.

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

During the nine months ended September 30, 2009, we spent $516,676 on research and development related to the Onko-Sure™ test kit, compared to $100,779 for the same period in 2008.

The Company expects research and development expenditures to increase during the remainder of 2009 due to:

•	The need for research and development for an updated version of the Onko-Sure™ test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval;

•	Additional research and development costs incurred in response to questions and requests by new distribution partners; and

•	Research and development for the HPE-based cosmetic product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company were $9,542,507 for the nine months ended September 30, 2009 as compared to $8,030,115 for the same period in 2008. The increase in selling, general and administrative expenses is primarily attributable to China. The increase is primarily due to an increase in bad debt expense of approximately $1,933,000 and advertising expense of approximately $1,100,000  incurred during the nine months ended September 30, 2009. Accounts receivables written off represent customers who have not regularly remitted payments and doubt exists as to the ultimate collectability. JJB’s management is still making efforts to collect these accounts receivables but has decided, based on current information and policy to write these accounts receivables off.

Corporate

The Company incurred selling, general and administrative expenses of $5,822,085 for the nine months ended September 30, 2009 as compared to $6,906,625 for the same period in 2008. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services. Also included in selling, general and administrative expenses were non-cash expenses incurred during the nine months ended September 30, 2009 of approximately $600,825 for options issued to employees and directors and approximately $373,953 for common stock, options and warrants issued to consultants for services. The decrease in selling, general and administrative expense incurred is primarily a result of decreases in payroll expenses and professional fees.

The table below details the major components of selling, general and administrative expenses incurred at Corporate:

	Nine months ended September 30,
	2009	2008
Investor relations (including value of warrants/options)	$660,742	$1,603,043
Salary and wages (including value of options)	$2,051,364	$2,349,145
Directors fees (including value of options)	$384,149	$582,175
Consulting fees	$105,641	$139,183
Accounting and other professional fees	$692,883	$754,535
Legal	$504,440	$437,009

China

China incurred selling, general and administrative expenses of $3,720,422 for the nine ended September 30, 2009 as compared to $1,123,490 for the same period as in 2008. Major components were amortization, advertising, payroll and related taxes, transportation charges, meals and entertainment, insurance and provision for bad debts. Selling, general and administrative expenses increased 231% for the nine months ended September 30, 2009 when compared to the same period 2008. The increase is primarily due to bad debt expense of approximately $1,933,000 and advertising expense of approximately $1,100,000  incurred during the nine months ended September 30, 2009. Accounts receivables written off represent customers who have not regularly remitted payments and doubt exists as to the ultimate collectability. JJB’s management is still making efforts to collect these accounts receivables but has decided, based on current information and policy to write these accounts receivables off.

Interest Expense. Interest expense for the nine months ended September 30, 2009 and 2008 was $2,058,876 and $330,027, respectively. The increase relates to interest on bank notes from YYB being assumed by the buyer offset by Convertible Debt financing in September 2008 and the Senior Note financings in December 2008 and January 2009.

Corporate

Interest expense increased to $1,885,541 for the nine months ended September 30, 2009 from $18,012 for the same period in 2008 as a result of the interest related to issuance of the Company’s 10% Convertible Debt and 12% Senior Notes.

China

JPI incurred interest expense of $173,335 and $312,015 for the nine months ended September 30, 2009 and 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations. Approximately $2.3 million of debt was repaid by JPI in 2008, resulting in a reduction in interest expense in 2009.

Other Income and Expense. The Company’s interest and other income (expense), net for the nine months ended September 30, 2009 was ($37,039), compared to an ($70,963) for the same period in 2008. The expense for the nine month ended September 30, 2009 was primarily due to exchange losses resulting from Hong Kong dollar denominated transactions with Jade.  Also, the change in fair value of derivative is related to the estimated fair value adjustment of the liability as of September 30, 2009 of $87,083.

Income (loss) before discontinued operations. As a result of the factors described above, for the nine months ended September 30, 2009 the Company’s loss before discontinued operations was $10,777,937 or $0.67 per share compared to the nine months ended September 30, 2008 when the Company’s loss before discontinued operations was $1,325,300, or $0.09 per share.

Results of Discontinued Operations

Discontinued operations are summarized as follows (in U.S. dollars):

Sales price	$2,337,541
Net assets	6,723,605
Loss on sale	$4,386,064

Summarized operating results of discontinued operations for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30,
	2009	2008
Revenue	$594,839	$2,558,844
Income before income taxes	$277,743	$1,218,614

Included in income (loss) from discontinued operations, net are income tax expenses of $0 and $225,939 for the nine months ended September 30, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.

Liquidity and Capital Resources

From December 31, 2008 to September 30, 2009, the Company’s cash and cash equivalents decreased by $2,269,350, compared to a net decrease in cash and cash equivalents of $2,800,421 for the nine months of 2008. We loss approximately $900,000 of cash due to the disposition of YYB and deconsolidation of JPI. In addition, we continue to attempt to raise additional debt or equity financing as the Company’s operations historically have not produced sufficient cash to offset the cash drain of growth in the Company’s pharmaceutical business and general operating and administrative expenses. the Company’s US operations require approximately $375,000 per month, including interest. To the extent that funds are not available to meet the Company’s U.S operating needs, the Company’s will have to restrict or discontinue operations.

Operating activities. The Company used $2,386,878 from continuing operating activities in the nine months ended September 30, 2009, compared with cash used in continuing operating activities of $3,098,346 for the nine months ended September 30, 2008. This decrease was due in part to increase in prepaid advertising, consulting and other expenses offset by non-cash expenses, including depreciation, amortization, debt discount accretion, stock-based compensation to management, directors and consultants, warrant revaluation, interest expense on voluntarily conversion of debt.

The Company generated $101,457 in cash from discontinued operating activities from changes in operating assets and liabilities in the nine months ended September 30, 2009, as compared to generating $627,013 for the same period in 2008.

JJB has an outstanding loan with Industrial and Commercial Bank of China (“ICBC”). According to management at JPI and JJB, we are currently in default, but the bank is working with us to create a compromise. In regards to this compromise, the purchaser of YYB has directly negotiated with ICBC with the Company’s cooperation, wherein approximate $2.3 million from the sale of YYB will go directly to pay down principle and interest of the ICBC loan.

Investing activities. We used $1,797,723 in investing activities in the nine months ended September 30, 2009 compared with $1,627,604 in the nine months ended September 30, 2008. The primary reason for the change is $1,744,065 for the purchase of property and equipment.  For the nine months ended September 30, 2009 and 2008, JJB made capital improvements to their facilities and purchased equipment in an effort to regain JJB’s GMP certification for JJB’s small injectible manufacturing lines. Renovations necessary for GMP recertification of the facility at JJB are complete and recertification was received in the second quarter of 2009. In 2009, we also acquired lab and office equipment for the Company’s U.S. facility to support the Company’s Onko-Sure™ test kit initiatives.

Financing activities. In the nine months ended September 30, 2009, we raised $2,652,149, net of offering expenses, from the issuance of senior debt and issuance of convertible note.

Future Capital Needs

The Company expects to incur additional capital expenditures at the Company’s U.S. facilities in 2009 in the form of upgrading the Company’s information technology systems, collaboration with the Mayo Clinic, further development of the Onko-Sure™ product and upgrading manufacturing lines in Tustin. It is anticipated that these projects will be funded primarily through additional debt or equity financing.

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

China Credit Facilities

When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately RMB 38 million, or $4.7 million, (the “KangDa Credit Facility”), which was assumed by JPI through agreement with KangDa. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the Company to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which the Company’s Chinese manufacturing facilities are located. Currently, approximately $3.1 million is due and payable on the KangDa Credit Facility. We are currently in default, but the bank is cooperating with JPI’s management to resolve this issue. As part of the resolution, the purchaser of YYB has directly negotiated with the bank, wherein approximately $2.3 million from the sale of YYB will be remitted to pay down principal and interest. Based on this commitment, the bank will extend the remaining portion of the note and interest until December 31, 2009. The remaining $0.6 million debt, owed primarily by YYB, is due and payable.

Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses before discontinued operations of $10,777,937 and $1,325,300 for the nine months ended September 30, 2009 and 2008, respectively, and had an accumulated deficit of $50,734,669 at September, 2009. In addition, we used cash from operating activities of continuing operations of $2,386,878 for the nine months ended September 30, 2009.
During the second quarter 2009 the Company’s corporate management became aware of certain internal disputes in China between the management of JJB and JPI. These disputes have effectively resulted in difficulties in managing the operations of JJB and also receiving financial information from them. As a result of this loss of control, the Company is of the opinion that it is in the best interest of the Company to divest itself of JJB.

On November 18, 2009 the Company had cash on hand of approximately $2,300. Cash in China was not included as we are unable to verify deposits and the ability to repatriate such funds is not possible given the deconsolidation and the effect of discontinued operations. The Company’s U.S. operations currently require approximately $214,000 per month exclusive of interest payments of approximately $160,000, to fund the cost associated with the Company’s general U.S. corporate operations, and the expenses related to the further development of the Onko-Sure™ kit.  Absent additional significant financing, we will not be able to meet the Company’s cash needs for existing debt service or  cash requirements to support current U.S. operations.

The monthly cash requirement of $214,000 does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the Company’s Onko-Sure™ kit or expenditures related to further development of the Company’s CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance of patent protection for the CIT technology.

The Company’s near and long-term operating strategies focus on (i) obtaining SFDA approval for the Onko-Sure™ kit, (ii) further developing and marketing of Onko-Sure™, (iii) seeking a large pharmaceutical partner for the Company’s CIT technology, (iv) selling different formulations of HPE-based products in the U.S. and internationally and (v) introduction of new products. Management recognizes that ability to achieve any of these objectives is dependent upon obtaining significant additional financing to sustain operations to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in  the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive  distribution network for the Company’s Onko-Sure™ kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from the Company’s distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. The Company’s limited sales to date for the Onko-Sure™ kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments.  The Company is actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of its operations if we are unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The functional currency of our Company is United States dollars (“US dollar”). The functional currency of our formerly consolidated PRC Operating Entities is the Renminbi, and PRC is the primary economic environment in which we operate.

We translated monetary assets and liabilities denominated in other currencies into RMB, the functional currency of the Company’s operating business. The Company’s results of operations and cash flow were translated at average exchange rates during the period, and assets and liabilities are translated at the foreign exchange rate at the end of the period. Translation adjustments resulting from this process were included in accumulated other comprehensive income in the Company’s statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge the Company’s exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on the Company’s results of operations and may incur net foreign currency losses in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect the Company’s cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

All of the Company’s revenues and expenses in China were denominated in RMB. The value of the RMB-to-US dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including US dollar, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RRMB to US dollar had generally been stable and the RMB had appreciated slightly against the US$. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the US dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the US dollar. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

•
Most of the Company’s revenue was derived from China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the valuation of our investment in JPI.

Seasonality and Quarterly Fluctuations

The Company’s businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a lower number of sales reflected by the Company’s business due to the New Year holidays in China occurring during that period. This is traditionally a period where business activities are suspended for many people as they begin to prepare for the most important Chinese festival for the year. In addition, during the third quarter from July to August the Company’s business sees reduced revenues due to the fact that many Chinese workers and families take their annual summer leaves.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

The Company does not expect our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all the Company’s control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Material Weaknesses

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the period ended December 31, 2008, management concluded that the Company’s  internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2008, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2008 and during the financial close process for fiscal year 2008 and additional weaknesses were noted during 2009.

Beginning and during the first quarter of fiscal 2009, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The Company has continued remediation actions through the second quarter of 2009 and expects to continue working on the remediation plan through December 31, 2009, however, because of resource constraints at our US parent company we have not been able to implement the remediation plans at the speed and to the extent that we would like. Additionally, internal disputes between the Company’s China based management at our subsidiary, JPI and our indirect subsidiary, JJB during the period covered by this report have further complicated our ability to implement the remediation plan and may have contributed to a further weakening of our internal controls and procedures particularly as they relate to our ability to (a) to direct management at JJB to compile financial information, (b) to gain access to operational information at JPI (c) and control the sale and/or disposal of assets or implement internal controls surrounding the sale/disposal of assets by JPI and (d) our ability to repatriate funds back to the US.

The Company has deconsolidated JPI as of September 29, 2009 and will not be involved in the management of JPI.

Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting.

Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RADIENT PHARMACEUTICALS CORPORATION
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

Accordingly, if either AcuVector and/or the University is successful in their claims, we may be liable for substantial damages, the Company’s rights to the technology will be adversely affected, and the Company’s future prospects for exploiting or licensing the CIT technology will be significantly impaired.

On August 11, 2009, the Company received correspondence from counsel to our former CEO, Gary L. Dreher, alleging that the Company has breached its severance agreement with Mr. Dreher, a copy of which was filed in the Company’s Current Report on Form 8-K filed on November 5, 2008, for the Company’s failure to pay Mr. Dreher’s monthly severance payment of $18,000 on July 29, 2009, and to pay the premium on a life insurance policy on Mr. Dreher for the month of July 2009. Mr. Dreher has demanded payment of $18,000 plus 10% per annum simple interest, together reimbursement of $1,089.15 for the premium payment of the life insurance policy. Mr. Dreher has not yet instituted any formal proceedings against the Company for breach of the severance agreement however if we are unable to agree to a settlement or forbearance of his claim it is likely that he will institute litigation against us.

ITEM 1A. RISK FACTORS

The Company’s business involves significant risks which are described below.

The Company may not be able to continue to operate our business if we are unable to attract additional operating capital.

 The current level of the Company’s revenues is not sufficient to finance our operations on a long-term basis. Accordingly, the Company’s ability to continue to conduct business and operations is substantially dependent on the Company’s ability to rapidly raise additional capital to: (i) finance the costs of additional research and development of   the Company’s  Onko-Sure™  cancer test kit and Elleuxe skin care products; (ii) expand sales and the marketing of new and existing products; and  (iii) fund ongoing selling, general and administrative expenses of the Company’s business. If we do not receive additional financing, we will likely be unable to increase sales of  the Company’s Onko-Sure™ IVD Cancer Test Kits and Elleuxe skin care products, or otherwise support the Company’s operating cash needs.  In such event we may no longer be able to meet the Company’s cash needs in the U.S. to enable us to pay the Company’s continuing obligations when due or to continue to operate the Company’s business.  In such event, we may be required to seek protection under the U.S. bankruptcy laws.

The Company has incurred significant losses and may never generate profits.

The Company incurred net loss before discontinued operations of $5,130,325 and income of $1,159,180 for the three months ended September 30, 2009 and 2008, respectively, bringing the net losses before  discontinued operations to $10,777,937 and $1,325,300 for the nine months ended September 30, 2009 and 2008, respectively, and had an accumulated deficit of $50,734,669 at September 30, 2009.  Potential losses from the deconsolidation of the Company’s China pharmaceutical operations will also serve to increase the Company’s accumulated losses and deficit stockholders’ equity.  There can be no assurance that our Company will ever be able to achieve its sales goals or earn a profit.

Limited product development activities; the Company’s product development efforts may not result in commercial products.

The Company intends to continue to pursue SFDA approval of the Onko-Sure™ kit and licensing of the Company’s CIT technology. Due to limited cash resources, the Company is limited in the number of additional products they can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like the Onko-Sure™ kit or the CIT technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:

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

Of course, there may be other factors that prevent the Company from marketing a product including, but not limited to, the Company’s limited cash resources. The Company cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval in multiple jurisdictions for a product varies by jurisdiction and by product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

The Company’s cash position in the U.S. as of November 18, 2009 of approximately $2,300 is not sufficient to fully implement all of the Company’s various business strategies for the Onko-Sure™ kit or to market the Onko-Sure™ kit or the Company’s HPE-based products internationally by ourselves. Even if the Company is successful in obtaining additional financing, and notwithstanding any cash generated from the Company’s pharmaceutical operations in China which may be available to us, the Company’s short-term strategies are to engage outside distributors and license the Company’s products to others, although there can be no assurances that the Company’s products can be successfully licensed and/or marketed.

The Company’s former  operations in China involve significant risk.

The Company’s former consolidated subsidiaries, JJB, YYB and Golden Success Technologies, Ltd. were formed to operate as WFOEs in China. During the second quarter of 2009 all active operations at YYB were terminated due to expiration of its GMP license and YYB was eventually sold to an independent third party. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB and YYB would receive if JJB and YYB operated through a joint venture with a Chinese partner.

JJB is are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require us to incur additional expenditures or could impose additional regulation on the prices charged for the Company’s pharmaceutical products, which could have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

As in the case of JJB, the Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although we expect that JJB will be compensated fairly for the facility, JJB will have to spend significant time and resources finding another location and restarting those operations in another area. We intend to consolidate JJB and any operations related to product lines formerly manufactured by YYB in a single facility in a new location. Such new location will need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact the Company’s results of operation and financial condition.

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

Operating as a WFOE

JJB operated as wholly-foreign owned enterprise (“WFOE”) in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than JJB would receive if JJB operated through a joint venture with a Chinese partner.

Deconsolidation Risks

During the second quarter the Company’s management became aware of internal management disputes in China that resulted in the deterioration of both operational and financial controls by JPI’s management over the operating entity JJB. The Company has entered into a definitive binding agreement and deconsolidated their China based operations which, among other things, is intended to reduce the Company’s ownership of JPI and/or JJB to less than a 50% equity interest.  The China deconsolidation process is anticipated to materially and adversely affect the Company’s 2009 earnings and sales.  The Company has recorded a loss from the deconsolidation of JPI and JJB in an amount of $1,953,516.  In addition, there can be no assurance that we will ever realize any value from the Company’s equity interest in JPI and JJB.

Chinese Regulations

JJB is subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require us to incur additional expenditures or could impose additional regulation on the prices charged for the Company’s pharmaceutical products, which could have a material impact on the value of the Company’s investment.

The Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large- and small-volume parenteral solutions has been identified for annexation by the Chinese Military Department. The outcome of this event cannot be predicted at this time; but, if the Chinese government takes this facility, although we expect that JJB will be compensated fairly for it, JJB will have to spend significant time and resources finding another location and restarting those operations in another area. Such new location will need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact the value of the Company’s investment.

At November 18, 2009, we had cash on hand in the U.S. of approximately $2,300. The Company’s U.S. operations require approximately $214,000 per month to fund the costs of operations, including, but not limited to,  the costs associated with the Company’s financing activities; SEC and NYSE Amex US reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to Onko-Sure™  test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management. Assuming no outstanding warrants are exercised, and no additional equity or debt financings are completed,  the Company’s  sources of cash from operations in the U. S. are insufficient to meet the Company’s projected operating expenses on a month to month basis.

The Company has a significant amount of relatively short term indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of November 18, 2009, we have the following approximate amounts of outstanding short term indebtedness:

(i)	$58,000 in unsecured bridge loan bearing interest at 12% per annum due December 1, 2009;

(ii)	$1.61million in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010;

(iii)
$3.6 million senior unsecured promissory notes bearing interest at 12% interest payable quarterly in cash, portions of which principal are due in December 2010 and the balance of the principal is due at varying dates in early 2011;and

(iv)	$555,556 represented by a 12% unsecured convertible promissory note due on the earlier of the Company’s next financing or in 6 monthly principal installments commencing in March 2010.

Absent a new financing or series of financings, the Company’s current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, we may default in these obligations in the future.

The Company may not be able to continue to operate our business if we are unable to attract additional operating capital.

The current level of the Company’s revenues is not sufficient to finance the Company’s operations. Due to the recent reduction in China’s operations and limited sales, China did not supplement  the Company’s  U.S. operating cash needs. Accordingly, the Company’s U.S. accounts payable have dramatically increased. We continue to attempt to raise additional debt or equity financing as the Company’s operations do not produce sufficient cash to offset the cash drain of growth in pharmaceutical sales and the Company’s general operating and administrative expenses. Accordingly, the Company’s business and operations are substantially dependent on the Company’s ability to raise additional capital to: (i) finance the costs of SFDA approval for the Onko-Sure™  kit in China; (ii) supply working capital for the expansion of sales and the costs of marketing of new and existing products; and (iii) fund ongoing selling, general and administrative expenses of the Company’s business. If we do not receive additional financing, the Company will have to restrict or discontinue certain operations in the U.S. No assurances can be given that we will raise additional debt or equity financing or generate enough cash to meet the Company’s cash needs in the US to enable us to pay the Company’s continuing obligations when due or to continue to operate the Company’s business.

At November 18, 2009, we had cash on hand of approximately $2,300. The Company’s US operations require approximately $214,000 per month to fund the costs associated with the Company’s financing activities; SEC and NYSE Amex US reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to Onko-Sure™ kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management in the US and China.. Even assuming (i) the current level of revenue from the sale of Onko-Sure™ kits does not increase in the near future, (ii) we do not conduct any full scale clinical trials for the Onko-Sure™ kit or the Company’s CIT technology in the U.S. or China, (iii) no outstanding warrants are exercised, and (iv) no additional equity or debt financings are completed, the Company’s sources of cash from operations in the U. S. are insufficient to meet the Company’s projected operating expenses on a month to month basis.

The Company’s independent registered public accounting firm has included a going concern paragraph in their report on the consolidated financial statements.

While the Company’s independent registered public accounting firm expressed an unqualified opinion on the Company’s consolidated financial statements, the Company’s independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about the ability to continue as a going concern due to significant operating loss in 2007, the Company’s negative cash flows from operations through December 31, 2008 and the Company’s accumulated deficit at December 31, 2008. The Company’s ability to continue as an operating entity currently depends, in large measure, upon the Company’s ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While the Company seeks ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. The Company’s financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

Adverse conditions in the global economy and disruption in financial markets could impair our revenues and results of operations.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have impaired the Company’s ability to access credit markets and finance operations already. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company is impacted by these economic developments, both domestically and globally, as the Company’s business requires additional capital to build inventories and exploit new markets. In addition, the current tightening of credit in financial markets adversely affects the ability of the Company’s customers to obtain financing for significant purchases and operations, and has resulted in a decrease in orders for the Company’s products. The Company’s customers’ ability to pay for the Company’s products may also be impaired, which may lead to an increase in the Company’s allowance for doubtful accounts and write-offs of accounts receivable. The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S., and other countries. Should these economic conditions result in us not meeting the Company’s revenue objectives, the Company’s operating results and financial condition could be adversely affected.

The Company’s current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.

The Company manufactures, distributes and markets  products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the USFDA and the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration) and the SFDA in China as well as by certain foreign countries, including some in the European Union. Currently, we (or the Company’s distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell the Company’s products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate any clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with the Company’s products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke the Company’s prior approvals, they could prohibit us from manufacturing or selling the Company’s products until we comply, or indefinitely.

The Company’s future prospects will be negatively impacted if they are unsuccessful in pending litigation over the CIT technology.

As noted above, the Company is engaged in litigation with AcuVector and with the Governors of the University of Alberta over the Company’s CIT technology. Although these cases are still in the early stages of discovery, we believe they are without merit and that we will receive a favorable judgment in both. However, if either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, the Company’s rights to the technology will be adversely affected, and the Company’s future prospects for exploiting or licensing the CIT technology will be significantly impaired.

The value of intangible assets may not be equal to their carrying values.

The Company’s intangible asset is the CIT technology, which was acquired from Dr. Chang in August 2001. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company is required to evaluate the carrying value of such intangibles, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products.

Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for the Company’s CIT technology and the Company did not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for the Company’s CIT technology. Accordingly, the Company is seeking a strategic partner to license the CIT technology from us. If the Company cannot attract a large pharmaceutical company to license the Company’s CIT technology and conduct the trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, the Company’s CIT technology and other intangible technology may have a substantially reduced value, which could be material..

If the Company’s intellectual property positions are challenged, invalidated or circumvented, or if the Company fails to prevail in future intellectual property litigation, the business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent the Company’s patents and patent applications relating to products, product candidates and technologies. In addition, the Company’s patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe on the Company’s patents.

The Company faces substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than they do.

The Company operates in a highly competitive environment. The Company’s products compete with other products or treatments for diseases for which the Company’s products may be indicated. Additionally, some of the Company’s competitors market their products or are actively engaged in research and development in areas where we are developing product candidates. Large pharmaceutical corporations have greater clinical, research, regulatory and marketing resources than they do. In addition, some of the Company’s competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult to compete with them to successfully discover, develop and market new products.

The Company has limited sales of the Onko-Sure™ kit and are reliant on our distributors for sales of this product.

Prior to the acquisition of JPI, virtually all of the Company’s operating revenues came from sales to two distributors of the Onko-Sure™ kits in foreign countries and from sales to a few domestic customers of certain OEM products. For the year ended December 31, 2008, and the quarter ended September 30, 2009, virtually all of the Company’s revenues in the U.S. were derived from sales of Onko-Sure™ kits. Historically, we have not received any substantial orders from any of the Company’s customers or distributors of Onko-Sure™ kits. Moreover, none of the Company’s distributors or customers is contractually required to buy any specific number of Onko-Sure™ kits from us. Accordingly, based upon this fact, historical sales, any projection of future orders or sales of Onko-Sure™ kits is unreliable. In addition, the amount of Onko-Sure™ kits purchased by the Company’s distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.

The Company is subject to risks associated with our foreign distributors.

The Company’s business strategy includes the continued dependence on domestic and foreign distributors for  the Company’s Onko-Sure™. To date, we are just beginning to generating, a quantifiable increase in sales for the Company’s Onko-Sure™ kits through distribution channels in existing markets or in developing distribution channels in new markets. The Company is also subject to the risks associated with distributor’s operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to manage these and other risks effectively could adversely affect the Company’s business.

The Company does not intend to pay dividends on our common stock in the foreseeable future.

The Company currently intends to retain any earnings to support the Company’s growth strategy and do not anticipate paying dividends in the foreseeable future.

If the Company fails to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if the material weaknesses or other deficiencies in internal accounting procedures are not remediated, the Company’s stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of the Company’s internal controls over financial reporting commencing December 31, 2007 and requires a report by the Company’s independent registered public accounting firm addressing the effectiveness of the Company’s internal control over financial reporting commencing for the year ending December 31, 2010.

The Company’s management has concluded that the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of December 31, 2008 and 2007 and for the two years ended December 31, 2008, fairly present in all material respects the Company’s consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 and 2007 and continues to be ineffective as of the end of the period covered by this report. During its evaluation, as of December 31, 2008 the Company’s management identified material weaknesses in internal control over financial reporting and other deficiencies as described in Item 9A of the Company’s Annual Report on Form 10-K. As a result, the Company’s investors could lose confidence in us, which could result in a decline in the Company’s stock price.

The Company is taking steps to remediate material weaknesses, as described in Item 9A of the Company’s Annual Report on Form 10-K. If the Company fails to achieve and maintain the adequacy of the Company’s internal controls, the Company may not be able to ensure that they can conclude in the future that they have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, the Company’s business and operating results could be harmed, investors could lose confidence in the Company’s reported financial information, and the trading price of the Company’s stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in the Company’s internal controls will not be discovered in the future.

The Company’s stock price is volatile, which could adversely affect your investment.

The Company’s stock price, like that of other international bio-pharma and/or cancer diagnostic and treatment companies, is highly volatile. The Company’s stock price may be affected by such factors as:

•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters;

•	broader industry and market trends unrelated to our performance; and

•	economic markets in Asia.

In addition, if the Company’s revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on the Company’s stock price.

The Company’s  stock price and financing may be adversely affected by outstanding warrants and convertible securities.

As of September 30, 2009 we had (i) warrants outstanding that are currently exercisable for up to an aggregate of 9,068,745  shares at a weighted average price of $2.10 per share  (ii) 1,284,424 shares of common stock potentially issuable on conversion of the Company’s 10% convertible notes at $1.20 per share and (iii) 1,074,219 shares under the 12% convertible note at an exercise price of not less than $0.64 per share and a warrant to purchase 500,000 shares of common stock at $0.65 per share.

The existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on the Company’s stock price because investors recognize that they “over hang” the market at this time, which effect may be exacerbated by their inclusion in this prospectus.

The Company has limited product liability insurance.

The Company currently produce products for clinical studies and for investigational purposes. The Company is producing products in commercial sale quantities, which will increase as they receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from the Company’s products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of the Company’s products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of the Company’s inability to defend against or pay such claims. The Company carries product liability insurance for any such claims, but only in an amount equal to $2,000,000 per occurrence, and $2,000,000 aggregate liability, which may be insufficient to cover all claims that may be made against them.

The Company’s publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable

(b) Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company’s stockholders held August 21, 2009, the stockholders elected five directors to serve  as directors for various terms of one, two or three years, depending on the Class:
Nominee	Class	Term	For	Withheld
Douglas C. MacLellan	I	3 years	11,088,679	839,503
Minghui Jia	I	3 years	11,131,291	796,891
Michael Boswell	II	2 years	11,305,783	622,399
William M. Thompson, III, M.D.	III	1 year	11,092,422	835,740
Edward R. Arquilla, M.D.	III	1 year	11,108,435	819,747

At the Annual Meeting, the following additional matters were approved by the stockholders by the votes stated below:

i.
The proposal to approve and adopt the Amendment and Restatement of the Company’s Certificate of Incorporation was approved: 10,278,142 shares were cast for approval, 1,345,311 shares were cast against approval and 295,729 shares abstained.

ii.
The proposal to approve and adopt the Amended and Restatement of the Company’s Bylaws was approved: 10,301,890 shares were cast for approval, 1,375,655 shares were cast against approval and 250,637 shares abstained.

iii.	The proposal to approve and ratify the Stockholder Rights Agreement was approved: 10,659,043 shares were cast for approval, 1,027,164 shares were cast against approval and 241,975 shares abstained.
iv.	The proposal to approve 120,000 shares to the Company’s independent directors was approved

For further details regarding the Amended and Restated Certificate of Incorporation and Bylaws, and the Stockholder Rights Agreement, please see the Information Statement on Form 14A that we filed with the Securities and Exchange Commission on July 6, 2009.

At the Annual Meeting, the proposal to approve and ratify the 2008-2009 Performance and Equity Incentive Plan was not approved by the required majority vote of the outstanding shares: 4,686,048 shares were cast for approval, 385,872 shares were cast against approval and 40,390 shares abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits: See Exhibit Index herein

RADIENT PHARMACEUTICALS CORPORATION, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIENT PHARMACEUTICALS CORPORATION
(Registrant)

Date: November 23, 2009	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, President and
Chief Executive Officer

Date: November 23, 2009	By:	/s/ Akio Ariura
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