Form 10-K
period 2009-12-31
RADIENT PHARMACEUTICALS Corp
filed 2010-04-15
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16695
RADIENT PHARMACEUTICALS CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of April 14, 2010, 27,251,069 shares of common stock were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 (the last trading day in the second calendar quarter of 2009) as reported by the NYSE Alternext US Exchange) $11,156,627 (based upon the closing price of the common stock on such date as reported. For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

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

We recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our ONKO-SUREtm, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned various business segments that we believe will enable us to monetize the value of some of our assets through either new partnerships, separate potential IPO’s or possible sales. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (JPI); (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care produces with proprietary formulations that include human placenta extract ingredients sourced from the China operations of JPI.

Until September 2009, we operated in China through our wholly owned subsidiary, JPI. JPI engages in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). However, JPI sold its interest in YYB during June 2009 and during the quarter ended September 30, 2009, we deconsolidated JPI due to the inability to exercise significant influence of its operations (See “Discontinued Operations” and “Deconsolidation” below). In connection with the deconsolidation, we reclassified our China pharmaceutical manufacturing and distribution business (conducted through our JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary.

On September 25, 2009, we changed our corporate name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation,” because we believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

We are now actively engaged in the research, development, manufacturing, sale and marketing of our ONKO-SUREtm, a proprietary IVD Cancer Test in the United States, Canada, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. Virtually all of our sales are to distributors.

We manufacture and distribute our proprietary ONKO-SUREtm cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Discontinued Operations and Dispositions

On January 22, 2009, our board of directors authorized management to sell the operations of YYB and it was sold in June 2009. Proceeds from the sale of YYB consist of a note receivable in the amount of 16 million RMB (approximately U.S. $2,337,541), which was paid directly to a bank, that JPI owed approximately 18,250,000 RMB (approximately U.S. $2,668,000) at the date of sale. In connection with the sale, JPI transferred rights to certain land and land use rights upon sale. JPI remains liable under the debt obligation with the bank, as such obligation did not pass to the buyer.

Deconsolidation

During the third quarter of 2009, it became apparent to our management that our working relationship with management of our operations in China was becoming increasingly strained. Accordingly, we deemed it appropriate to seek alternative means of monetizing our investment. There were several issues that caused us to conclude accordingly, including, but not limited to:

•	Non responsiveness by the management in China to our requests for financial information;

•	Non responsiveness by management in China to our requests to transfer our funds to bank accounts under corporate control;

•	Lack of timely communication with their corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009, based on unanimous consent of our board of directors and an executed binding agreement (the “Agreement”) between us and certain individual stockholders in China, we deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, we deconsolidated JPI as of the date we ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, we exchanged our shares of JPI for non-voting shares of preferred stock, relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on the board of directors.

Despite the on-going deconsolidation of JPI and JJB started on September 29, 2009, we still believe JPI and JJB have a promising future. We hope that we will be able to sell off a portion or all of our ownership in JPI and JJB during the next 24 months; alternatively we will seek an exit from our investment at or after any public listing. We may also retain all or a portion of our remaining equity stake in JPI and JJB, if ownership continues to look promising. The goal is to gain the best valuation possible for this strategic asset. Additionally, we believe that JPI/JJB’s business and brand recognition make it a potential buyout target.

Elleuxe Brand of Premium Anti-Aging Skin Care Products

We now intend to license or sell off our Elleuxe brand of cosmetic products that were originally developed by JPI in 2008, based upon their HPE anti-aging therapeutic products. We have reformulated these products for international markets under the brand name Elleuxe. The Elleuxe family of products is a therapeutic, high-end skin care product line based on the active ingredient ‘Elleuxe Protein’’ — our proprietary active ingredient that offers cell renewing properties designed to minimize the appearance of aging.

The initial Elleuxe product line includes:

•	Hydrating Firming Cream

•	Renergie Hydrating Cleanser

•	Intense Hydrating Cleanser

•	Visable Renewing Hydrating Softener

•	Smoothing Renewing Eye Moisturizer

IVD DIAGNOSTICS DIVISION

IVD Industry and Market

The receipt of USFDA approval for marketing our proprietary ONKO-SUREtm cancer test kit in July 2008, has given us significant visibility in the in-vitro diagnostics (“IVD”) industry. The growth of the IVD marketplace has been driven by an increase in the incidence of cancer, other chronic and infectious diseases, emerging technologies and increasing patient awareness. The world market for IVD tests for cancer is expected to grow at nearly 11% annually and could reach nearly $8 billion by the end of 2012. (Kalorama Research Group: 2008)

ONKO-SUREtm

We are the developer and worldwide marketer of ONKO-SUREtm, non-invasive cancer blood test kit. On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70tm to the more consumer friendly, trademarked brand name “ONKO-SUREtm,” which we believe communicates it as a high quality, innovative consumer cancer test. We also installed a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission. In clinical trials, the ONKO-SUREtm test kit has demonstrated its ability to detect the presence of certain cancers in humans 84 percent of the time overall. ONKO-SUREtm is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. ONKO-SUREtm can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. ONKO-SUREtm serves the IVD cancer/oncology market which, according to Bio-Medicine.org, is growing at an 11% compounded annual growth rate.

The ONKO-SUREtm test kit is a tumor-marker, which is a biochemical substance indicative of neoplasia, potentially specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As ONKO-SUREtm test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if their physician is not vigilant in following up on the ONKO-SUREtm test kit results with other clinically relevant diagnostic modalities. While the ONKO-SUREtm test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

The ONKO-SUREtm test kit can be added easily and inexpensively to the pre-existing line of ELISA-based diagnostics performed routinely by clinical laboratories throughout the world. Furthermore, the ONKO-SUREtm test kit can be used in place of more costly and time consuming diagnostic tests. In clinical trialsin China, Germany, Taiwan and Turkey, ONKO-SUREtm has been used as a screen for multiple cancers while only needing a single blood sample. A positive ONKO-SUREtm value is then followed with other diagnostic tests to determine the specific type of cancer.

We developed the next generation version of the ONKO-SUREtm test kit, and in 2009, we entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer.

The Company’s ONKO-SUREtm cancer test kits are currently sold in the form of a 96 well test plate, which, after standards are applied, 43 individual tests can be run in duplicate. These tests are typically run in a reference laboratory with test results determined by using a micro-titer reading analyzer. Results are sent to the attending physician who then relays those results to the patient. Typically, a patient can receive results within 3-5 days from the blood draw date.

Because the ONKO-SUREtm test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the ONKO-SUREtm test kit results with other clinically relevant diagnostic modalities. While the ONKO-SUREtm test kit can be helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

ONKO-SUREtm Test Kit Sales and Licensing Strategy

We are seeking to engage additional distributors who will sell to reference and clinical laboratories in the U.S. and other countries to make the ONKO-SUREtm test kit available to physicians and patients. Our objectives regarding the development, marketing and distribution of our ONKO-SUREtm test kit are to:

•	obtain international approvals;

•	develop new distribution channels in new markets;

•	distribute greater quantities of kits in approved markets;

•	fully utilize our GMP manufacturing facilities in the U.S. to foster worldwide sales;

•	automate the ONKO-SUREtm test kit; and

•	eventually create a “rapid test” format of ONKO-SUREtm test kit to extend sales into rural areas and POL (physician owned labs).

We adopted a licensing strategy for the commercialization of ONKO-SUREtm test kit. Our licensing strategy is common in the diagnostics industry as it maximizes market penetration on the installed base of instruments of one or more partners and facilitates quick market uptake and higher peak sales due to potential joint marketing efforts.

During 2009, we entered into the following distribution agreements:

•	Exclusive five-year distribution agreement with Grifols USA, LLC. This distribution agreement allows Grifols USA, LLC to market and sell ONKO-SUREtm for the monitoring of colorectal cancer to hospitals, clinical laboratories, clinics and other health care organizations.

•	Exclusive two-year distribution agreement with Tarom Applied Technologies Ltd for the marketing and sales of ONKO-SUREtm in Israel.

•	Two distinct exclusive five year distribution agreement with GenWay Biotech, Inc. This distribution agreement allows Genway Biotech, Inc, to market and see Onko-Suretm for uses other than colorectal cancer to CLIA-certified laboratories in the US and as a lung cancer screen to laboratories in Canada.

In addition, ONKO-SUREtm testkits are currently being sold to one diagnostic reference laboratory in the U.S. Foreign distributors have the potential for transferring the tests onto their respective diagnostics platform(s), develop test kits that can be shipped to diagnostics laboratories to perform the test, run any additional clinical trials and seek additional regulatory approval for the new combination of the test kits and the instrument. At this time, through our distributors we have had only limited sales of these test kits outside the United States.

There may be factors that prevent us from further developing and marketing the ONKO-SUREtm test kit. We cannot guarantee that the ONKO-SUREtm test kit will be commercially successful in either the U.S. or internationally. Clinical trials results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it would take for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time it would take to complete necessary clinical trials and obtain regulatory approval in any other country.

ONKO-SUREtm Test Kit Competition

We have only had limited sales of ONKO-SUREtm test kit to our distributors outside the United States. We are dependent on our distributors’ financial ability to advertise and market the ONKO-SUREtm test kit in those countries where we have distributors. A number of domestic and international companies are in indirect competition with us in all of these markets. Most of these companies are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than us or our distributors. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in the diagnostic test industry.

Many major medical device manufacturers, including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others, are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as ONKO-SUREtm test kit; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to ONKO-SUREtm test kit. Moreover, such companies could develop products similar to our products and they may be more successful than we may be in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.

U.S. based ONKO-SUREtm Test Kit Manufacturing

We manufacture our ONKO-SUREtm test kit at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California.

In December 2003, our facilities in Tustin, California became CE compliant. Our ONKO-SUREtm test kit conforms to the essential requirements of the CE Mark, which is required to sell our product in the European Union (“EU”). The CE Mark is recognized around the world as an indication of quality practices and is referred to as the “Trade Passport to Europe” for non-EU products. As of January 2004 we became EN ISO 1345 compliant, which is important for sales internationally.

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

Regulatory Approval and Clinical Trials of the ONKO-SUREtm Test Kit

The ONKO-SUREtm test kit is subject to specific USFDA rules applicable to IVD products. Prior to marketing ONKO-SUREtm test kit in the U.S., we were required to make a pre-market application to prove the safety and efficacy of the products and to comply with specified labeling requirements for IVD products for human use. We received a determination letter on July 3, 2008 from the USFDA approving our application to market ONKO-SUREtm test kit as an immunology and microbiology device to monitor colorectal cancer under the category “Tumor Associated Antigens Immunological Test System” as a Class II IVD device. USFDA clearance to market was based upon data showing that the ONKO-SUREtm test kit has the ability to monitor the progression of colorectal cancer post-surgery in patients who are biopsy confirmed with this disease. This announcement marks the first clearance to market a colorectal monitoring product that the USFDA has granted since January 14, 1982 when Carcinoembryonic Antigen (CEA) was approved. Until now, the CEA test has been the only accepted method cleared in the U.S. Thus, ONKO-SUREtm test kit offers a new test that can monitor colorectal tumors post-surgery.

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

Although we received USFDA approval to market ONKO-SUREtm test kit in the U.S., we have a limited supply of the horseradish peroxidase (“HRP”)-conjugated anti-fibrin and fibrinogen degradation (“FDP”) antibody component currently used for the approved ONKO-SUREtm test kit. Because of the limited supply of the current antibody, we have determined it is in our best interest to change to a HRP-conjugated anti-FDP antibody. We are currently screening six commercially available conjugated antibodies to substitute into the current ONKO-SUREtmtest kit and one that we have produced and conjugated ourselves. The anti-FDP antibody that we produced ourselves has performed well in pilot studies and will likely be used in our next generation ONKO-SUREtm test kit. In addition, our next generation ONKO-SUREtm test kit will be automated using the Dynex DS2 open platform ELISA system for ease of commercialization. If the antibody substitution significantly improves ONKO-SUREtmtest kit performance, we will be required to change the reported sensitivity and specificity of the ONKO-SUREtm test kit. Because of these changes and modifications, we will likely have to submit a new 510(k) premarket notification application, but can continue to sell the existing kit until our current antibody supply is exhausted. If the new antibody does not significantly affect the clinical performance of the test, we can likely substitute it into the currently approved kit without filing a new 510k.

In addition to the USFDA regulation and approval process, each foreign jurisdiction may have separate and different approval requirements and processes. We previously applied for approval of the ONKO-SUREtm test kit in China, however, in June 2007, the Chinese approval process fundamentally changed. Under the new guidelines, the SFDA is unlikely to approve the marketing of the ONKO-SUREtm test kit without the following: approval by the USFDA (obtained July 2008) and sufficient clinical trial data in China. We engaged Jyton & Emergo Medical

Technology, Inc. (Beijing, China), an international regulatory affairs and clinical research consulting group, to assist with the ONKO-SUREtm test kit clinical trials in China and with filing the SFDA application for the ONKO-SUREtm test kit. Along with Jyton & Emergo, we completed a Chinese-language application to support the ONKO-SUREtm test kit, and we met with the Director of Medical Device Evaluation for the SFDA to define our clinical trial requirements. We need to perform clinical testing of the ONKO-SUREtm test kit test for 1,000 patients in China at SFDA approved hospitals. Clinical trials in China are likely to begin in the third quarter of 2009 and we estimate that they will be completed in two years, although we cannot accurately predict when clinical trials will be completed.

Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In our experience, once a foreign approval is obtained, it is generally renewed on a periodic basis, annually or otherwise. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our ONKO-SUREtm test kit from the U.S. to the United Kingdom, allowing ONKO-SUREtm test kit to be sold in the United Kingdom. In late 2006, Mercy Bio Technology Co., Ltd., our distributor in Taiwan, received Department of Health approval to market the ONKO-SUREtm test kit in Taiwan. We have also received regulatory approval to market the ONKO-SUREtm test kit in South Korea and import and market the ONKO-SUREtm test kit in Australia. In Canada, ONKO-SUREtm test kit is approved as a screening device for lung cancer only. ONKO-SUREtm test kit also has the CE mark from the European Union for sale in Europe as a general cancer screen.

Obtaining regulatory approval in the U.S. for our ONKO-SUREtm test kit was costly, and it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

Collaboration with Mayo Clinic

We entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study for the validation of our next generation version of its USFDA-approved ONKO-SUREtm test kit. Through the validation study, the Mayo Clinic and our company will perform clinical diagnostic testing to compare our USFDA-approved ONKO-SUREtm test kit with a newly developed, next generation test. The primary goal of the study is to determine whether our next generation ONKO-SUREtm test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers. For USFDA regulatory approval, we intend to perform an additional study to demonstrate the safety and effectiveness of the next generation of ONKO-SUREtm test kit for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the second or third quarter of 2009.

ONKO-SUREtm Test Kit Research and Development

During the years ended December 31, 2009 and 2008, we spent $563,690 and $194,693, respectively, on research and development costs related to the USFDA and SFDA applications for approval of our ONKO-SUREtm test kit.

Reimbursability of Our IVD Products

We recognize that health care cost reimbursement under private and government medical insurance programs is critical to gaining market share in any of the markets where we intend to sell our IVD products. Thus, we are currently seeking approval for reimbursement in the U.S., Korea and Taiwan for our ONKO-SUREtm test kit. In the future, we plan to also seek reimbursement approval in other countries for our ONKO-SUREtm test kit and any other products we may acquire or develop in the future.

CHINA-BASED INTEGRATED PHARMACEUTICALS

Through JPI, we formally manufactured and distributed generic and homeopathic pharmaceutical products and supplements as well as cosmetic products. JPI acquired the businesses currently conducted by JJB and YYB in 2005 along with certain assets and liabilities of a predecessor to JJB (Jiangxi Shangrao KangDa Biochemical Pharmacy Co. Ltd).

We sold YYB in mid 2009. The decision was based on a variety of factors, including the expiration of YYB’s GMP certification in March 2009, our estimates of the capital investment required to obtain recertification of the facility, our desire to redeploy amounts invested in the YYB facility into higher growth and/or potentially more profitable opportunities, and our desire to consolidate manufacturing in Jiangxi province, China.

JJB is wholly-foreign owned enterprise (“WFOE”). WFOEs are limited liability companies established under Chinese Company Law that are exclusively owned by foreign investors. WFOEs are used to, among other things: enable local China based entities to carry on business in China, rather than operate in a representative capacity; acquire land use certificates to own and operate facilities in China; employ persons in China; hold intellectual property rights; protect intellectual property and proprietary technology; and issue invoices to their customers in Yuan Renminbi (“RMB”) and record revenues in RMB, but convert the profits into U.S. dollars for distribution to their parent company outside China. There are also potential disadvantages of operating as a WFOE, including, but not limited to, unlimited liability claims arising from the operations in China and potentially less favorable treatment from governmental agencies than would be afforded to those entities operating with a Chinese partner.

Overview of JPI’s Business

Historically, JJB has primarily been a manufacturer and distributor of large and small volume injectible fluids as well as other products for external use. YYB, on the other hand, used to manufacture tablets, capsules and other over-the-counter pharmaceutical products, but is no longer manufacturing any of these products.

During 2008, we conducted a significant marketing campaign for our Goodnak/Nalefen Skin Care Human Placental Extract (“HPE”) products. HPE Solution was our largest selling product in 2008. We are now preparing to market HPE-based cosmetics in various formulations under the product name “ELLEUXE”. We hired a US-based cosmetics laboratory to adapt the Chinese cosmetic formulations for the US-market. Safety and effectiveness testing will be performed by a US-based laboratory with GMP and Good Laboratory Practice approvals, such that all required regulatory approvals can be obtained. We believe these products offer a significant opportunity both in China and the United States, as well as other markets. We now anticipate licensing or selling off the Elleuxe brand of skin care products.

JPI’s Product Lines

JJB currently manufactures ten unique therapeutic and cosmetic HPE-based anti-aging products in China including:

•	HPE Solutions

•	Domperidone Tablets

•	Compound Benzoic Acid and Camphor Solution

•	Diavitamin, Calcium and Lysine Tablets

•	Levofloxacin Lactate Injection

•	Guyanling Tablets

•	GS Solution

•	GNS Solution

•	NaCL Solution

JPI’s China Business Strategy

General

JPI is attempting to establish distribution agreements with large pharmaceutical distributors in the larger cities and provinces in China. JPI is also developing new products for distribution in China. JPI expects that sale of Goodnak (after GMP recertification is received for JJB’s facility) and other anti-aging and skin care products through existing distribution channels will significantly boost sales and profit margins in 2010. The market for over-the-counter pharmaceuticals in China is estimated to be growing at a rate of 30% each year and with China’s large population base, China is believed to be one of the fastest growing markets in the world for pharmaceuticals and health care products.

JPI sells in approximately 36 markets, utilizing approximately 50 third-party distributors. In those 36 markets, each had approximately 1.5 distributors per market on average. In those markets, distributors have preferred and/or exclusive distribution relationships for select products that JPI provides.

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

Most of JPI’s revenues were derived from JJB’s products. For the years ended December 31, 2009 and 2008, sales to one customer comprised approximately 20% of JJB’s net revenues, respectively.

Manufacturing of JPI Products

JPI utilizes the services of more than 200 small suppliers. No raw materials are imported for their pharmaceutical manufacturing operations and no finished products are currently exported out of China. All raw materials are stored at the facilities and JPI has not experienced any difficulty in obtaining raw materials for their manufacturing operations. The average cost to manufacture JPI’s products in 2009 was approximately 48%, but the gross margins vary slightly from product to product.

JPI’s Competition

JPI competes with different companies in different therapeutic categories. For example, with regard to large and small volume injection fluids, JJB primarily competes with Jiangxi Zhuhu Pharmaceutical Company and Jiangxi Pharmaceutical Company, which are both located in the Jiangxi Province. They manufacture large and small volume injection fluids, tablets and tinctures and related product include generics, over-the-counter and supplement pharmacy products. There are at least 70 companies in China approved by the SFDA to manufacture large and small volume injection fluids. JJB competes with numerous companies with respect to its tablet products, as these are common over the counter pharmaceuticals. Most of these companies are larger, more established and have significant marketing and development budgets and have greater capital resources than JJB. Therefore, there can be no assurance that JJB will be able to achieve and maintain a competitive position in this market.

JPI’s Research and Development

In the past, JJB and YYB entered into joint research and development agreements with outside research institutes, but all of the prior joint research agreements have expired. Also, JJB and YYB generally required the licensor of new products provide all of the research and development for new products that they licensed.

JJB has historically introduced new products by acquiring generic drug production technical information to be used in JJB’s SFDA generic drug applications to manufacture the new products. This information is acquired from third party specialty pharmaceutical product development companies, such as Jiangxi YiBo Medicine Technology Development, Ltd. (“YiBo”). In the past, JJB has purchased technical specifications from YiBo for approximately 10 new products through installment purchase transfer contracts (“New Medicine Transfer Contracts” or “MTCs”). In exchange for specified payments, these MTCs typically provide for one or more of the following: (a) transfer of any technical information related to the production of a new product, (b) product formulations, (c) a products manufacturing process, and (d) clinical data collection. In the event that JJB approval to manufacture the product, YiBo will provide an alternate product formulation such that JJB can again apply for manufacturing rights with the SFDA.

JJB records payments made on MTCs as “Deposits” until a permit is issued by the SFDA to manufacture the new product. Once the permit to manufacture is issued, the amounts paid are then reclassified as intangible assets with defined lives subject to amortization. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable or if no production of the product has taken place after a reasonable period of time.

JJB believes that it had no significant impairments of the amounts included in intangible assets for new products, individually or in the aggregate. However, it is possible that we may experience impairments of some of its intangible assets in the future, which would require JJB to recognize impairment charges and ultimately impair our investment in JPI.

JPI’s Product Development

JPI currently has applied with the SFDA for manufacturing rights to produce a number of generic drug products. JPI has necessarily put several of the applications on hold while it attempts to gain GMP re-certification of JJB’s small injectible manufacturing line. We continue to search for new products to ensure a pipeline of products for future growth. Many of the following products for which JPI has made applications are expected to gain SFDA approval within the next 12-36 months.

•	Pidotimod Tablets (an anti-aging product)

•	Epinastine Tablets (allergy product)

•	Paclitaxel (a cancer medication)

•	Creatine Phosphate Sodium Injections (a heart medicine)

•	Drotaverrine Hydrochloric (a chemotherapy therapeutic product)

•	Diammonium Glycyrrhizinate (a chemotherapy therapeutic product)

Additionally, YiBo is developing an HPE Capsule (anti-aging product) on JPI’s behalf. JJB has not yet applied to the SFDA or other regulatory agencies for required approvals or licenses to manufacture this product.

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

In addition, under Article 31 of China Law, each entity manufacturing pharmaceuticals must receive the approval of the supervisory and administrative departments in charge of pharmaceuticals of the State Council and receive a serial approval number to manufacture a specific pharmaceutical. JJB has product licenses to manufacture all of the products they currently manufacture. JJB is also subject to the Food Sanitation Law providing standards in sanitation for the consumption or injection of foods.

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

CANCER THERAPEUTICS

Combination Immunogene Therapy

In August 2001, we acquired a combination immunogene therapy technology (“CIT”) that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. CIT is intended to build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking a pharmaceutical or biotechnology strategic partners with whom to form a joint venture or otherwise license our CIT technology.

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

In February 2009, we submitted a Response to Final Office Action in support of USPTO Application number 10/785,577 entitled “Combination Immunogene Therapy” that was filed February 23, 2004. We remain optimistic about the likelihood of patent approval.

On April 1, 2010 we entered into an exclusive 5-year collaboration agreement with Jaiva Technologies, Inc. (“JTI”). Under the terms of the agreement, JTI will collaborate with clinical laboratories, hospitals and physicians in India to conduct clinical trials for RPC’s CIT technology. Additionally, Jaiva will support RPC in securing Indian government approval for the use of the CIT technology as a cancer therapy and vaccine throughout the country. JTI is a US-based multinational biotechnology company focused on the research and development, distribution, marketing and sales of promising third-party healthcare technology products, including RPC’s CIT cancer therapy and vaccine. JTI has agreed to underwrite any and all costs associated with its undertakings in India to commercialize our CIT technology. These cost could well exceed US$1.4 million. Both parties understand that JTI may raise additional capital from third parties to underwrite a portion or all of these costs. Although JTI anticipates being able to underwrite any and all costs directly or by raising capital from various third parties, no guarantee to this provision is provided by JTI. Both parties agree that any net profits derived by JTI or any of its partners or affiliates, as a result of any commercialization of our CIT technology, will be equally split between the parties.

OUR ONKO-SUREtm AND CIT PATENTS

Success in each of our three business divisions depends, in part, on our ability to obtain U.S. and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties.

The U.S. Patent and Trademark Office has issued to us two patents which describe methods for measuring ring-shaped particles in extra-cellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on October 17, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on June 3, 2014. We have three additional patent applications pending in the U.S. with respect to our methodology for the ONKO-SUREtm tumor-markers as reliable indicators of the presence of cancer. In addition, we have one patent based on our methodology for the ONKO-SUREtm tumor marker pending in Europe.

In August 2001, we acquired intellectual property rights and an assignment of a U.S. patent application covering CIT technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. A U.S. patent was issued on May 4, 2004, expires on April 9,

2017, and claims a vector composition comprising a gene encoding the B7-2 protein in combination with an additional modulating protein, GMCSF. In 2004, we also filed a continuation patent application on the CIT methodology. In February 2009, we submitted a Response to Final Office Action in support of USPTO application number 10/785,577 entitled “Combination Immunogene Therapy” that was filed February 23, 2004. We abandoned this continuation patent application in early 2009.

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

EMPLOYEES

As of April 10, 2009, we had 7 full-time employees in the U.S. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

EXECUTIVE OFFICES

Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460. In September 2001, we registered our common stock under the Securities Exchange Act of 1934 and listed on the NYSE Amex exchange under the symbol RPC. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov. Information located on, or accessible through, our website is not incorporated into this unless this filing specifically indicates otherwise.

Item 1A.	Risk Factors

Our business involves significant risks which are described below.

Limited product development activities; our product development efforts may not result in commercial products.

We intend to continue to pursue SFDA approval of the ONKO-SUREtm test kit and licensing of our CIT technology. Due to limited cash resources, we are limited in the number of additional products we can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Product candidates like the ONKO-SUREtm test kit or the CIT technology that appear promising in the early phases of development, such as in early animal or human clinical trials, may fail to reach the market for a number of reasons, such as:

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

Our operations in China involve significant risk.

JPI’s operations in China are conducted as WFOEs in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than if operated through a joint venture with a Chinese partner.

JPI’s Chinese operations are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require JPI to incur additional expenditures or could impose additional regulation on the prices charged for our pharmaceutical products, which could have a material impact on JPI’s consolidated financial position, results of operations and cash flows and ultimately impair our investment in JPI.

As in the case of JJB, the Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although JPI expects that JJB will be compensated fairly for the facility, JJB will have to spend significant time and resources finding another location and restarting those operations in another area. JPI intends to consolidate JJB and any operations related to product lines retained after the sale of YYB in a single facility in a new location. Such new location will need to obtain GMP certification. Such annexation, or the threat of such annexation, may negatively impact JPI’s results of operation and financial condition and ultimately impair our investment in JPI.

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

The current level of our revenues is not sufficient to finance all of our operations on a long-term basis. In the past, we managed our cash generated from operations in China and transferred funds previously advanced to JPI to meet our U.S. operating cash needs. Due to the deconsolidation, now more than ever we continue to attempt to raise additional debt or equity financing as our operations do not produce sufficient cash to offset the cash drain of growth in pharmaceutical sales and our general operating and administrative expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional capital to: (i) supply working capital for the expansion of sales and the costs of marketing of our ONKO — SUREtm cancer test; and (ii) fund ongoing selling, general and administrative expenses of our business. If we do not receive additional financing, the Company will have to restrict or discontinue certain operations in the U.S. No assurances can be given that we will be able to close a financing on favorable terms, or at all.

At April 14, 2010, we had cash on hand in the U.S. of approximately $6.4 million. Our US operations require approximately $300,000 per month to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to ONKO-SUREtm test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management in the US.

Our independent registered public accounting firm has included a going concern paragraph in their report on our financial statements.

While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant operating loss in 2009, our negative cash flows from operations through December 31, 2009 and our accumulated deficit at December 31, 2009. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

As noted above, we are engaged in litigation with AcuVector and with the Governors of the University of Alberta over our CIT technology. We believe they both actions are without merit. We believe that we will be able to settle this case during the second quarter of 2010. Yet, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected, and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.

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

Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we may not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly, we entered into a five year collaboration agreement to create one or more clinical trials. That would lead to gaining governmental approval in the country of India. If our CIT technology is unable to pass the clinical trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our consolidated balance sheet, any substantial deterioration of value would significantly impact our reported consolidated financial position and our reported consolidated operating results.

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

We have limited sales of the ONKO-SUREtm test kit and are reliant on our distributors for sales of our products.

Prior to the acquisition of JPI, virtually all of our operating revenues came from sales to two distributors in of the ONKO-SUREtm test kits in foreign countries and from sales to a few domestic customers of certain OEM products. For the year ended December 31, 2009, virtually all of our revenues in the U.S. were derived from sales of ONKO-SUREtm test kits. Historically, we have not received any substantial orders from any of our customers or distributors of ONKO-SUREtm test kits. Moreover, none of our distributors or customers is contractually required to buy any specific number of ONKO-SUREtm test kits from us. Accordingly, historical sales, any projection of future orders or sales of ONKO-SUREtm test kits is unreliable. In addition, the amount of ONKO-SUREtm test kits purchased by our distributors or customers can be adversely affected by a number of factors, including their budget cycles and the amount of funds available to them for product promotion and marketing.

We have a significant amount of relatively short term indebtedness that is in default and we may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of April 14, 2010, we have the following approximate amounts of outstanding short term indebtedness:

(i) JJB has $2.7 million in a secured loan with Chinese Industrial Bank of Commerce bearing interest at 5.3%-9.5% per annum which is due on or before December 31, 2009, which indebtedness is secured by a mortgage on one of the JJB factories in Shangro, China. Radient Pharma has no direct liability related to this debt;

(ii) $83,000 unsecured bridge loan bearing interest at 12% per annum due October 9, 2009 and obligations under a consulting agreement aggregating $144,000 due to Cantone Research, Inc. and Cantone Asset Management, LLC

(iii) Approximately $2.56 million in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010;

(iv) Approximately $3.6 million senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, portions of which principal are due in December 2010 and the balance of the principal is due at varying dates in early 2011;

(v) Approximately $10.4 million represented by a series of 12% Convertible Notes which are due in March and April through 2012;

We are attempting to obtain stockholder approval to restructure and convert a significant portion of the indebtedness referred to in (ii), (iii) and (iv) above; however, there can be no assurance that such indebtedness will be restructured, converted into equity or that the requisite approvals therefor can be obtained. Absent approval of our stockholders and the NYSE Amex to restructure these obligations or the receipt of a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

We are subject to risks associated with our foreign distributors.

Our business strategy includes the continued dependence on foreign distributors for our ONKO-SUREtm test kits. To date, we have not been successful in generating a significant increase in sales for ONKO-SUREtm test kits through distribution channels in existing markets or in developing distribution channels in new markets. We are also subject to the risks associated with our distributor’s operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to manage these and other risks effectively could adversely affect our business.

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

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007.

Our management has concluded that the consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2009 and 2008 and for the two years ended December 31, 2009, fairly present in all material respects our consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 and 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 and 2008. During its evaluation, as of December 31, 2009 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

Our stock price, like that of other international bio-pharma and/or cancer diagnostic and treatment companies, is highly volatile. Our stock price may be affected by such factors as:

•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	announcements in the scientific and research community;

•	intellectual property and legal matters;

•	broader industry and market trends unrelated to our performance;

•	economic markets in Asia; and

•	competition in local Chinese markets where JPI sells it’s product.

In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our stock price and financing may be adversely affected by outstanding warrants and convertible securities.

We have a significant number of warrants outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of April 14, 2010, we had warrants outstanding that are currently exercisable for up to an aggregate of approximately 17,600,000 shares at a weighted average of $0.66 per share; approximately 43,985,700 shares of common stock potentially issuable on conversion of our 10% convertible notes at $1.20 per share and our various issues of 12% convertible notes exercisable and varying fixed prices and formula prices. The existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.

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

Item 1B.	Unresolved Staff Comments

Although we are a smaller reporting company, we are voluntarily disclosing that we received SEC comments regarding the preliminary proxy statement we filed on February 1, 2010. Although we are compiling our responses thereto, we cannot file and clear the definitive proxy statement until we file this Form 10-K and the SEC confirms that they will not submit any comments to us regarding this Form 10-K; we anticipate filing our response as soon as possible thereafter.

Item 2.	Properties

Our office in the U.S. consists of research laboratory and manufacturing facilities which occupy 4,395 square feet and are located at 2492 Walnut Avenue, Suite 100, Tustin, California. We are renting these facilities at a monthly rate of $6,900 per month, including property taxes, insurance and maintenance through December 1, 2010. Relations with the landlord are good and we do not expect to have to relocate our executive offices.

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

Other than the above mentioned litigation matters, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Neither we nor any of our subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding the executive officers and certain significant employees of the Company as of April 14, 2010:

Name	Age	Position(s)

Douglas C. MacLellan	54	Executive Chairman and Chief Executive Officer
Akio Ariura	52	Chief Financial Officer and Secretary

Mr. MacLellan transitioned into his role as Chairman and CEO after nearly 17 years on our Board. He was appointed to the Board in 1992 and became Chairman of the Audit and Governance committees in 2001. In September 2008 he assumed the role of non-executive Chairman serving as an advisor and lead Company spokesperson for Radient and in November 2008, he assumed the additional role of CEO. Mr. MacLellan is also currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. Since November 2009 to the present, Mr. Maclellan is also a director and Chairman of the Audit Committee for China Online Holdings, Inc. (AMEX: CNET) From August 2005 to May 2009, Mr. MacLellan was a member of the Board of Directors of Edgewater Foods, International, Inc. Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of Directors of AXM Pharma, Inc. (AXMP.PK) and its predecessors. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

Mr. Ariura was appointed as our Chief Financial Officer as of August 21, 2006. Mr. Ariura is a Certified Public Accountant. From September 2004 until joining the Company, Mr. Ariura was employed by Resources Global Professionals, providing both public and private companies with consulting services on Sarbanes-Oxley compliance, SEC filings and special project financial and management services in connection with preparation of financial statements, tax reporting and mergers and acquisitions. From January 2001 to December 2003, Mr. Ariura was Vice President of Sunvest Industries, LLC in charge of preparation of financial statements, budgets and other financial reports. Mr. Ariura received a B.S. in Business Administration from University of Southern California in 1980. Mr. Ariura has had no prior affiliation or relationship with the Company.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “RPC”

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

Market Information — Our common shares are currently listed on the NYSE Amex under the symbol “RPC”. On April 14, 2010, the closing price of our common shares on NYSE Amex was $1.30.

Set forth in the following table are the high and low closing prices for the years ended December 31, 2008 and 2009 for our common stock.

Quarter Ended	High	Low

March 31, 2008	$4.18	$2.93
June 30, 2008	$3.89	$2.78
September 30, 2008	$3.05	$1.26
December 31, 2008	$2.00	$0.69

Quarter Ended	High	Low

March 31, 2009	$1.38	$0.70
June 30, 2009	$1.35	$0.75
September 30, 2009	$1.01	$0.55
December 31, 2009	$0.60	$0.22

Record Holders.  As of April 9, 2010, there were approximately 843 record holders of our common stock.

Dividend Policy.  We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. We anticipate that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.  This information is included under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Securities by the Company

None.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise; (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”), as described below. The Offerings have consisted of units of one share of common stock and warrants to purchase a number of shares of common stock equal to one-half the number of shares of common stock included in the units (“Units”) and units of one share of common stock and a warrant to purchase one share of common stock (“Full Units”). The Units and Full Units are priced at a discount of 25% from the average closing prices of the Company’s common stock for the five consecutive trading days prior to the close of the offering, as quoted on the NYSE Amex exchange, and the exercise price of the warrants is set at 115% of the average closing price. Unless otherwise noted below, the warrants issued in the Offerings are exercisable at the date of issuance and expire three years from issuance.

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

In September, 2009, we entered into a Note and Warrant Purchase with St. George Investments, LLC pursuant to which we issued and sold: (1) a 12% promissory note in the principal amount of $555,555.56 that is convertible into the Company’s common stock at 80% of the five day volume weighted average of the closing price of our common stock, subject to a floor price of no less than $0.64 and on the terms and the conditions specified in the Note; and (2) a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at a exercise price of $0.65 per share, subject to certain anti-dilution adjustments. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

On September 10, 2009, we entered into a Bridge Loan Agreement with Cantone Research, Inc. whereby the Lender agreed to provide a Bridge Loan for $58,000. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, we shall issue to the Lender a two-year warrant to purchase 116,000 shares of the Company’s Common Stock Exercisable at US $0.60 per share. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

On November 30, 2009, we entered into a Securities Purchase Agreement with two institutional investors. Pursuant to the Securities Purchase Agreement, we sold an aggregate of 3,289,285 shares of our common stock and warrants to purchase up to an additional 1,644,643 shares of our common stock to such investors for gross proceeds of $921,000. The Shares and Warrants were sold in units, with each unit consisting of two Shares and a Warrant to purchase one share of common stock. The purchase price is $0.28 per Share. The Warrants have an initial exercise price of $1.25 per share, and may be exercised at any time and from time to time on or after the six month anniversary of the date of delivery of the Warrants through and including the six and one-half-year anniversary thereof. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

On March 22, 2010, we entered into a Note and Warrant Purchase Agreement with one accredited investor. Pursuant to the Agreement, we issued the Lender a Convertible Promissory Note in the principal amount of $925,000.00 and a five year warrant to purchase up to 1,100,000 shares of our Common Stock. The Warrant is initially exercisable at the higher of: (i) 105% of the average VWAP for the five trading days immediately preceding the date we issued the Warrant; and (ii) the Floor Price (the same as in the Notes) in effect on the date the Warrant is exercised. The Note carries a 20% original issue discount. In addition, we agreed to pay $200,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds we received were $540,000.00. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Note and Warrant Purchase Agreements- March and April 2010

After the year ended December 31, 2009, the Company sought additional financing for its continuing operations. On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“Lender”) pursuant which the

Company issued the Lender a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of an event of certain triggering events. The Purchase Agreement includes a warrant to purchase up to 1,100,000 shares of the Company’s Common Stock. The Note carries a 20% original issue discount and matures on March 22, 2011. In addition, the Company agreed to pay $200,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds the Company received were $540,000, exclusive of finder’s fees paid in connection with the transaction. The Lender may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events.

The transaction with the Lender was the “First Closing” f a series of similar transactions, which together are hereinafter referred to as “March-April 2010 12% Convertible Note Financing.” On April 8, 2009, the Board of Directors authorized the Company to enter into additional Purchase Agreements to issue up to an additional $7,500,000 of 12% Convertible notes and to issue warrants to issue up to an additional 15,000,000 shares of the Company’s Common Stock pursuant to the March-April 2010 12% Convertible Note Financing.

On April 8, 2010, in the “Second Closing” of the Lender and 24 other accredited investors, purchased an aggregate of $5,524,425 of additional 12% Convertible Notes and issued additional warrants to purchase 6,569,585 shares of the Company’s Common Stock on terms substantially the same as described above in the First Closing with the Lender. The net proceeds from the Second Closing were $3,225,000, exclusive of any finder’s fees paid in the Second Closing.

On April 13, 2010, in the “Third Closing” of the March-April 2010 12% Convertible Note Financing, Lender and other accredited investors, purchased an aggregate of $3,957,030 of additional 12% Convertible Notes and issued additional warrants to purchase 4,705,657 shares of the Company’s Common Stock exercisable on terms substantially the same as described above in the First Closing and Second Closing.. The net proceeds from the Third Closing were $2,310,000, exclusive of any finder’s fees paid in the Second Closing.

The Company applied for listing of all of the shares of the Common Stock issuable on conversion of the 12% Convertible Note and upon exercise of the warrant issued to the Lender in the First Closing with the NYSE Amex, but has not yet received approval for listing. Any shares of Common Stock issuable in excess of NYSE Amex Rule 713 so-called “19.99% Cap” will require stockholder approval. No stockholder approval has been solicited or obtained as of the date hereof. The Company intends to file an additional listing application with the NYSE Amex to list all of the shares of the Company’s Common Stock issuable on conversion of the 12% Convertible Notes and on exercise of the warrants issued in the Second Closing and the Third Closing. The Company also intends to seek stockholder approval for a waiver of the 19.99% Cap on such shares.

Non-Cash Financing Activities

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

On April 24, 2007, the Board of Directors authorized the issuance of warrants to purchase 25,000 shares of common stock to Brook street Securities Corporation, a consultant, as consideration for financial advisory services.

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

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with FASB ASC 505-50-30, Equity-Based Payments to Non-Employees, (“ASC 505-50-30”), the shares issued will be periodically valued through the vesting period. During the year ended December 31, 2008, the Company recorded general and administrative expense of $527,801 related to the agreement.

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

On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vest over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with ASC 505-50-30, the warrants will be periodically revalued through the vesting period. The value of the warrants is being expensed over the 36 month term of the consulting contract. The Company recognized $19,478 of expense in the year ended December 31, 2008 with respect to the warrants. Additionally, $68,773 related to vested warrants which have not been expensed based on the 36 month term of the consulting agreement is included in prepaid consulting at December 31, 2008.

On January 22, 2009, we entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. We granted B&D Consulting 400,000 shares of our common stock in exchange for services, subject to the approval for listing of the shares by the NYSE Alternate US. NYSE Amex approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

On February 2, 2009, our Board of Directors authorized the issuance of 12,500 shares of our common stock to an investor relations consultant for services under a consulting agreement, subject to the approval for listing of the shares by the NYSE Amex. NYSE Amex approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares will be expensed during the periods in which services are provided in exchange for the share-based compensation.

On September 10, 2009, we entered into a Consulting Agreement with Cantone Asset Management, LLC whereby the Consultant shall provide guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continue services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of the Consultant’s service, we agreed to pay monthly consulting fees of US $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of US$0.60 per share. The warrants were initially valued at $88,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 97.27%; average risk-free interest rate of 238%; expected term of 5 years; and dividend yield of 0. In accordance with ASC 505-50-30, the warrants will be periodically revalued through the vesting period. The value of the warrants is being expensed over the term of the consulting contract. The Company recognized $25,666 of expense in the year ended December 31, 2009 with respect to the warrants. Additionally, $62,334 related to vested warrants which have not been expensed based on the 12 month term of the consulting agreement is included in prepaid consulting at December 31, 2009.

In January 2010 we issued 2,100,000 shares of our common stock to two consultants under consulting services agreements. The value of these issuances was recorded at fair market value based upon the then current fair market value of the stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Radient Pharmaceuticals Corporation is a vertically integrated pharmaceutical company with the following distinct business divisions or units:

•	Manufacturer and Distributor of Onko-Suretm a Proprietary In-Vitro Diagnostic (“IVD”) Cancer Test;

•	Distribution of Elleuxe brand of Anti-Aging Skin Care Products;

•	A Cancer Therapeutics Technology.

The Company’s Revised Strategic Focus

Until recently, the Company was focused on the production and distribution of pharmaceutical products through the Company’s subsidiaries located in the People’s Republic of China. The Company has recently refocused the Company’s core business strategy and market focus to the international commercialization of Onko-Suretm and Elleuxe products. On September 25, 2009, the Company changed the name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects the Company’s new corporate direction and branding statements.

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

For 2009, the Company has generated approximately $158,000 in the sales of the Company’s Onko-Suretm IVD cancer diagnostic test kits, which is an increase of approximately 98% in sales of this product over the same period for 2008. Depending on receiving additional funding, it is also anticipated that we will begin commercialized sales of the Company’s Elleuxe brand of skin care products by the end of the fourth quarter of 2010. These two business segments are anticipated to be the Company’s largest revenue producing products in the near future. The Company believes, that subject to receipt of adequate financing, revenues from these products will significantly increase in 2010 due to the creation of distribution agreements that are anticipated to move the IVD cancer diagnostic test kits and the Elleuxe brand of skin care products into broad commercial channels in markets throughout the world. However, the success of the Company’s distribution strategy for these products in 2010 is dependent upon a number of factors including the Company obtaining adequate financing in 2010. If the Company is unable to raise sufficient funds, the Company’s distribution strategy may not be able to be implemented at the rate the Company anticipates which will have a material adverse effect on anticipated 2010 revenues.

In connection with the deconsolidation, the Company has reclassified China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.

IV Diagnostics

IVD Cancer Diagnostics

Onko-Suretm Kit

The product is manufactured at the Company’s Tustin, California based facilities and is sold to third party distributors, who then sell directly to Clinical Laboratory Improvement Amendments certified reference laboratories in the United States as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market. The Company’s test kits are currently being sold to one diagnostic reference laboratory in the United States. During the 2009, the Company entered into the following distribution agreements:

•	Exclusive five year distribution agreement with Grifols USA, LLC. This distribution agreement allows Grifols USA, LLC to market and sell Onko-Suretm for the monitoring of colorectal cancer to hospitals, clinical laboratories, clinics and other health care organizations.

•	Exclusive two year distribution agreement with Tarom Applied Technologies Ltd for the marketing and sales of Onko-Suretm in Israel.

•	Two distinct exclusive five year distribution agreement with GenWay Biotech, Inc. This distribution agreement allows Genway Biotech, Inc, to market and see Onko-Suretm for uses other than colorectal cancer to CLIA-certified laboratories in the US and as a lung cancer screen to laboratories in Canada

The majority of sales were outside of the U.S. with, limited sales of test kits within the U.S. The Company has developed the next generation version of the Onko-Suretm test kit, and in 2009, the Company entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer The Company’s Onko-Suretm in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). Onko-Suretm is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. Onko-Suretm can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. Onko-Suretm serves the IVD cancer/oncology market which, according to Bio-Medicine.org, is growing at an 11% compounded annual growth rate.

Onko-Suretm is sold as a blood test for cancer in Europe (CE Mark certified), India, Taiwan, Korea, Vietnam, and in Chile (research use); approved in the U.S. for the monitoring of colorectal cancer (CRC); approved in Canada (by Health Canada) for lung cancer detection and lung cancer treatment monitoring; and in many key markets, has the significant potential to be used as a general cancer screening test.

Because the Onko-Suretm test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the Onko-Suretm test kit results with other clinically relevant diagnostic modalities. While the Onko-Suretm test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

On July 8, 2009, the Company changed the brand name of their in-vitro diagnostic cancer test from DR-70 to the more consumer friendly, trademarked brand name “Onko-Suretm,” which we believe communicates it as a high quality, innovative consumer cancer test. The Company is also installing a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

Elleuxe Brand of Premium Anti-Aging Skin Care Products

The Company intends to produce and market a variety of cosmetic products that were originally developed by JPI in 2008, based upon their HPE anti-aging therapeutic products. We have reformulated these products for international markets under the brand name Elleuxe. The Company currently anticipate the launch of sales of these U.S. manufactured skin care products during mid-2010. Elleuxe, a therapeutic, high-end skin care product line based on the active ingredient “Elleuxe Protein” — the Company’s proprietary active ingredient that offers cell renewing properties designed to minimize the appearance of aging. The initial Elleuxe product line includes:

•	Hydrating Firming Cream

•	Renergie Hydrating Cleanser

•	Intense Hydrating Cleanser

•	Visable Renewing Hydrating Softener

•	Smoothing Renewing Eye Moisturizer

The Company now expects to launch this product in mid-2010. The Company also expect to offer a vegetable-based product line in mid 2010 and a men’s product line in late 2010. In total there will be eight separate product formulations. Elleuxe is anticipated to be sold directly to high-end retail stores, high-end beauty spas and medical day spas. The Company anticipates that we will sell the product sets (grouped based on skin types) at between $500 and $650 per set and the individual products in the set at $100-$350 per ounce in eight separate product formulations. The Company anticipates that we will growing at a 7%-8% compounded annual growth rate. According to Euromonitor, the global luxury skin care market is expected to reach $22.1 billion by 2013.

IVD Cancer Research and Development

During the twelve months ended December 31, 2009, we spent $563,690 on research and development related to the Onko-Sure tm, as compared to $194,693 for the same period in 2008. These expenditures were incurred as part of the Company’s efforts to improve the existing Onko-Sure tm and develop the next generation Onko-Sure tm.

The Company expects expenditures for research and development to grow in the 2010 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of the Company’s next generation version of its United States Food and Drug Administration(“USFDA”) approved Onko-Sure tm test kit and additional development costs associated with entry into new markets. Through this validation study, the Company and Mayo Clinic will perform clinical diagnostic testing to compare to the Company’s Onko-Sure tm test kit with a newly developed, next generation test. The primary goal of the study is to determine whether the Company’s next generation Onko-Sure tm test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers.

For USFDA regulatory approval on the new test, the Company intends to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the third or fourth quarter of 2010. In addition, additional expenses will be incurred for consultants and laboratories for the reformulation of the HPE-based cosmetics as well as laboratories involved in testing the safety and effectiveness of the product.

New Corporate Name

On August 22, 2009, the Company, received shareholder approval in order to change its name to Radient Pharmaceuticals Corporation (“Radient Pharma”). the Company’s name was changed on September 25, 2009 and shortly thereafter the Company posted a new corporate website under the new name at www.radient-pharma.com

China-based Integrated Pharmaceuticals

China Pharmaceutical Manufacturing and Distribution; Discontinued Operations and Dispositions

The Company’s previously operated China-based pharmaceutical manufacturing and distribution business is engaged in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. RPC operated this business division through it’s wholly-owned subsidiary, JPI, which in turn, operates through a wholly-owned Chinese subsidiary, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). On January 22, 2009, the Company’s board of directors authorized management to sell the operations of Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”) YYB. The Company classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented.

The sale of YYB was completed in June 2009. Shares in YYB along with rights to certain land and land use rights were transferred to the buyer (an individual) in consideration of:

•	The forgiveness of amounts owed to YYB from JJB; and

•	The buyer of YYB has contractually agreed to pay off the balance of the 16 million RMB obligation secured by a mortgage on certain land owned by JJB.

(“YYB”). YYB has been accounted for as discontinued operations and in connection with the sale of YYB JPI transferred certain of JJB’s land use rights to the buyer of YYB, in which the bank has a secured interest. JPI originally acquired YYB and JJB in 2005 along with certain assets and liabilities of a predecessor to JJB (JiangXi Shangrao KangDa Biochemical Pharmacy Co. Ltd). YYB was sold to a Chinese national for 16 million RMB (or $2,337,541 U.S. Dollars) in the form of an agreement whereby the buyer of YYB will pay this amount to Chinese International Bank of Commerce in order to partially satisfy outstanding bank loans at JJB.

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

Effective September 29, 2009, based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

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

The deconsolidation process of JPI and JJB materially and adversely affected the Company’s 2009 earnings and sales. There can be no assurance that we will ever realize any significant value from the Company’s equity interest in JPI and JJB.

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

On September 29, 2009, the Company entered into an agreement which outlines the Company’s limited role in JPI’s future operations. As such, the Company has classified JPI on the condensed consolidated balance sheets as “Investment in JPI” and included results from JJB’s operations for the period ended September 29, 2009 on the consolidated statements of operations and comprehensive income (loss).

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

New Beauty Formulations of the HPE-Based Anti-Aging Product

During 2008, JJB finalized the formulations of the following HPE-based cosmetic products. These new products consist of capsules and an easy-to-apply lotion version and are marketed under the trade name “Nalefen Skin Care”. These new products complement JJB’s existing high quality injectible and extract formulations. Additionally, JJB has contracted with YiBo to develop a capsule version of the Goodnak product. JJB plans to sell both products through both new and existing distribution channels within the Henan, Sichuan, Guizhou, Shanxi, Xinjiang, Gansu, Hunan, Zhejiang, Fujian, Liaoning and Heilongjiang Provinces of China. Together these regions have a combined population of more than 376 million people.

Distribution Channels for Beauty Product Lines

Distribution contracts which were in place during 2008 for the sale of HPE products have expired and JJB has not renewed the agreements. As a result, revenue in 2009 was adversely impacted. At this time, JJB does not anticipate the new lotion formulations will also be sold through these same distributors. JPI’s management has indicated that they have developed various new distribution relationships with more reliable distributors that will be selling their HPE solutions in the future.

However, in addition to China, JJB believes that some of the beauty products will be good candidates for export to the North American and South American markets. JJB has completed the reformulation of the China based formula and will submit to a US laboratory to be tested for safety and effectiveness. In conjunction with the testing, RPC is collaborating with an industry specialist to develop a unique packaging scheme for the market. It is estimated that this process will be completed in 2010.

The Current Chinese Economic and Market Environment

The Company operates in a challenging economic and regulatory environment that has undergone significant changes in technology and in patterns of global trade. The current economic and market environment in China is uncertain. In addition, China’s health care spending is projected to increase by nearly 40% to $17.3 billion, with a government proposal to bring universal healthcare to 90% of its 1.3 billion citizens by 2011, as reported by the American Free Press. While this data appears promising, the proposal, however, could result in additional controls over the pricing of certain drugs which could, in turn, negatively impact JJB’s business prospects in China and the carrying amount of production rights acquired from YiBo.

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

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its technologies and prevent future long-lived asset impairment.

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

Deferred Taxes.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of the Company’s deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company may be able to realize all or part of the Company’s net deferred tax assets. Such realization could positively impact the Company’s consolidated operating results and cash flows from operating activities.

Litigation.  The Company accounts for litigation losses in accordance with GAAP, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, the Company is often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact the Company’s consolidated results of operations and comprehensive loss and cash flows from operating activities.

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

In conjunction with the launch of the Company’s Goodnak/Nalefen cosmetic line, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with ASC 605-50-25 Vendor’s Accounting for Consideration Given to a Customer. Accordingly, the promotional discounts have been netted against revenue in the accompanying consolidated statements of operations. Accounts receivable have also been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

Any provision for sales promotion discounts and estimated returns are accounted for in the period the related sales are recorded. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates. In accordance with FASB ASC 605-45-50, Taxes Collected from Customers and Remitted to Governmental Authorities, JPI’s revenues are reported net of value added taxes (“VAT”) collected.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues.  During the twelve months ended December 31, 2009, the Company’s aggregate net revenues from product sales decreased 63% to $8,627,667 from $23,774,900 for the same period in 2008.

Corporate

Net revenues for the year ended December 31, 2009 for the Company was $158,017 compared to $80,222 for the same period in 2008. This increase is due to increased orders for the Onko-Suretm test kits.

With USFDA approval of Onko-Suretm test kit, the Company’s goal is to enter additional exclusive or non-exclusive distribution agreements for various regions, and due to the Company’s overall commercialization efforts, we expect sales to increase in 2010.

The Company has agreements in the negotiation stage which would grant distributor an exclusive/non-exclusive right to distribute the Onko-Suretm test kit within Vietnam, Russia, Greece and Latin America. It is anticipated that one or more of the aforementioned distribution agreements will be in place by the end of the first quarter 2010.

The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for the year ended December 31, 2009. Sales of Onko-Suretm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of the Company’s products.

The Company has a limited supply of one of the key components of the Onko-Suretm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. The Company currently has two lots remaining which are estimated to produce approximately 31,000 kits. Based on the Company’s current and anticipated orders, this supply is adequate to fill all orders. Although the Company is working on replacing this component so that they are in a position to have an unlimited supply of Onko-Sure in the future. The Company cannot assure that this anti-fibrinogen-HRP replacement will be completed.

An integral part of the Company’s research and development through 2010 is the testing and development of an improved version of the Onko-Suretm test kit. The Company is reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted.

Pilot studies show that the new version could be superior to the current version. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.

China-Wholesale

China net revenues were $8,469,652 for the twelve months ended December 31, 2009 as compared to $23,694,678 for the same period in 2008. This decrease was primarily due to:

•	Management conflicts between JPI and its subsidiary JJB;

•	The sale of YYB; and

•	The lack of sales of HPE solutions due to the mandatory 5-year cGMP recertification by the SFDA of JJB’s small injectible line and the expiration of contracts with beauty distributors that sell topical HPE solution. Although, the small injectible line received GMP recertification in the second quarter of 2009, the lack of qualified distributors is hampered sales of the product.

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

Gross Profit.  The Company’s gross profit for the year ended December 31, 2009 was $3,267,456 as compared to $12,244,509 for the year ended December 31, 2008.

Corporate

Gross profit increased approximately 102% to $120,345 for the year ended December 31, 2009 from $59,605 for the year ended December 31, 2008 due to increased sales volume of the ONKO-SUREtm test kit.

China-

China gross profit was $3,147,110 for the year ended December 31, 2009, a 74% decrease over the same period in 2008 where gross profit was $12,184,904. Gross profit as compared to sales decreased from 52% for the year ended December 31, 2008 to 37% for the year ended December 31, 2009. This decrease can be attributed to a change in the product mix as products shifted away from products reliant on the small injectible manufacturing line to other less profitable products as well as an increase in the cost of raw materials and an increase in manufacturing overhead.

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

All research and development costs incurred during the year ended December 31, 2009 were incurred by Radient in the U.S. These costs comprised of funding the necessary research and development of the ONKO-SUREtm test kit for the USFDA, and preparing for submission of ONKO-SUREtm test kit to the SFDA. During the year ended December 31, 2009, we spent $563,690 on research and development related to the ONKO-SUREtm test kit, compared to $194,693 for the same period in 2008.

We expect research and development expenditures to increase during of 2010 due to:

•	Additional expenditures for research and development is needed in China for SFDA approval of ONKO-SUREtm test kit and the need for clinical trials in China for SFDA approval of ONKO-SUREtm test kit;

•	The need for research and development for an updated version of the ONKO-SUREtm test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Research and development for the HPE-based cosmetic product.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the Company were $10,936,789 for the year ended December 31, 2009 as compared to $10,962,058 for the year ended December 31, 2008.

Corporate

We incurred selling, general and administrative expenses of $7,311,242 in 2009 as compared to $9,674,934 in 2008. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the year ended December 31, 2009 of approximately $520,000 for common stock, options and warrants issued to consultants for services and approximately $822,000 for options issued to employees and directors and approximately $1,900,000 in bad debt expense. The decrease in selling, general and administrative expense incurred is primarily a result of a reduction in professional fees and payroll related costs of $1,300,000 and

$1,100,000, respectively. Additionally, executive management salaries for China-Wholesale were paid by Corporate in 2008.

The table below details the major components of selling, general and administrative expenses incurred at Corporate:

	Year Ended December 31,
	2009	2008

Investor relations (including value of warrants/options)	$864,905	$1,851,033
Salary and wages (including value of options)	$2,701,530	$3,859,506
Directors fees (including value of options)	$378,521	$721,874
Consulting fees	$192,692	$104,040
Accounting and other professional fees	$735,618	$972,141
Legal	$825,727	$630,939

China-Wholesale

China-Wholesale incurred selling, general and administrative expenses of $3,625,547 for the year ended December 31, 2009 as compared to $1,287,124 for the same period as in 2008. Major components were advertising, amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. Selling, general and administrative expenses increased 182% in 2009 when compared to 2008 expenses. The increase is primarily due to expenses for advertising of approximately $1,098,000 incurred during the third quarter of 2009. Advertising expense are for the promotion and advertising of the HPE based products which were in prior periods assumed by the distributors.

Additionally, JPI’s executive salaries were paid by Corporate in 2008.

Interest Expense.  Interest expense for the years ended December 31, 2009 and 2008 was $2,596,606 and $468,531, respectively.

Corporate

Interest expense increased to $2,568,155 for the year ended December 31, 2009 from $100,561 for the year ended December 31, 2008 as a result of the issuance of the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities 2008 and 2009.

China-Wholesale

JPI incurred interest expense of $28,451 and $367,970 for the years ended December 31, 2009 and 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations.

Results of Discontinued Operations

Summarized operating results of discontinued operations for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended
	December 31
	2009	2008

Revenue	$594,839	$3,967,643
Income (loss) before income taxes	$277,743	$1,081,021

Included in income (loss) from discontinued operations, net are income tax expenses of $30,717 and 5,213 for the years ended December 31, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.

Income (loss) before discontinued operations.  As a result of the factors described above, for the twelve months ended December 31, 2009 the Company’s loss before discontinued operations was $12,482,018 or $0.75 per share compared to the year ended December 31, 2008 when the Company’s loss before discontinued operations was $712,948, or $0.05 per share.

Liquidity and Capital Resources

For the year ended December 31, 2009, the Company’s cash and cash equivalents decreased by $2,275,138, compared to a net decrease in cash and cash equivalents of $3,870,210 for the same period in 2008. We lost approximately $900,000 of cash due to the disposition of YYB and deconsolidation of JPI. In addition, we continue to attempt to raise additional debt or equity financing as the Company’s operations historically have not produced sufficient cash to offset the cash drain of growth in the Company’s pharmaceutical business and general operating and administrative expenses. The Company’s US operations require approximately $300,000 per month, including interest. To the extent that funds are not available to meet the Company’s U.S operating needs, the Company’s will have to restrict or discontinue operations.

Operating activities.  The Company used $3,464,468 from continuing operating activities in the year ended December 31, 2009, compared with cash used in continuing operating activities of $6,230,880 for the same period in 2008. This decrease was due in part to the collection of accounts receivable offset by an increase in prepaid advertising, consulting and other expenses.

The Company generated $101,457 in cash from discontinued operating activities from changes in operating assets and liabilities in the year ended December 31, 2009, as compared to generating $1,559,721 for the same period in 2008.

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

Investing activities.  We used $1,797,723 in investing activities in the year ended December 31, 2009 compared with $1,310,280 for the same period in 2008. The primary reason for the change the Company purchase more equipment in 2009 compared to 2008. For the twelve months ended December 31, 2009 and 2008, JJB made capital improvements to their facilities and purchased equipment in an effort to regain JJB’s GMP certification for JJB’s small injectible manufacturing lines. Renovations necessary for GMP recertification of the facility at JJB are complete and recertification was received in the second quarter of 2009. In 2009, we also acquired lab and office equipment for the Company’s U.S. facility to support the Company’s Onko-Suretm test kit initiatives.

Net cash provided by financing activities was $3,464,468 for the year ended December 31, 2009, primarily consisting of the net proceeds of $520,556 from the issuance of convertible debt, and net proceeds of $2,088,592 from the issuance of senior debt, net proceeds of $812,320 from the issuance of common stock. Net cash provided by financing activities was $2,162,272, for the issuance of notes payable of approximately $2,800,000 and issuance of common stock of $1,400,000.

Future Capital Needs

The Company expects to incur additional capital expenditures at the Company’s U.S. facilities in 2009 in the form of upgrading the Company’s information technology systems, collaboration with the Mayo Clinic, further development of the Onko-Suretm product and upgrading manufacturing lines in Tustin. It is anticipated that these projects will be funded primarily through additional debt or equity financing.

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

China Credit Facilities

When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately RMB 38 million, or $4.7 million, (the “KangDa Credit Facility”), which was assumed by JPI through agreement with KangDa. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the Company to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which the Company’s Chinese manufacturing facilities are located. Currently, approximately $3.1 million is due and payable on the KangDa Credit Facility. JPI is currently in default, but the bank is cooperating with JPI’s management to resolve this issue. As part of the resolution, the purchaser of YYB has directly negotiated with the bank, wherein approximately $2.3 million from the sale of YYB was remitted to pay down principal and interest. Based on this commitment, the bank will extend the remaining portion of the note and interest until December 31, 2009. The remaining $0.6 million debt, owed primarily by YYB, is due and payable.

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

On September 22, 2009, we entered into an agreement with Lyons Capital, LLC for investor relations services for a twelve month period. We granted 200,000 shares, in exchange for services. The value of the shares will be expensed during the periods in which service are provided in exchange for the share-based compensation.

On November 24, 2009, we entered into an agreement with First International Capital Group, Ltd, for investor relations services for a six month period. We granted 900,000 shares, which will be expensed during the periods in which service are provided in exchange for the share-based compensation.

On September 29, 2009 the company issued 67,800 shares of common stock to a vendor as settlement for the amount owed them. The shares were valued at $0.29 per share and as a result of the settlement the Company recorded the gain of $26,442.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses before discontinued operations of $12,482,903 and $712,948 for the twelve months ended December 31, 2009 and 2008, respectively, and had an accumulated deficit of $52,438,553 at December 31, 2009. In addition, we used cash from operating activities of continuing operations of $3,176,278 for the twelve months ended December 31, 2009.

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

On April 15, 2010 the Company had cash on hand of approximately $6.4 million. Cash in China was not included as we are unable to verify deposits and the ability to repatriate such funds is not possible given the deconsolidation and the effect of discontinued operations. The Company’s U.S. operations currently require approximately $300,000 per month exclusive of interest payments, to fund the cost associated with the Company’s general U.S. corporate operations, and the expenses related to the further development of the Onko-Suretm kit.

The monthly cash requirement of $300,000 does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the Company’s Onko-Suretm kit or expenditures related to further development of the Company’s CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance of patent protection for the CIT technology.

The Company’s near and long-term operating strategies focus on (i) obtaining SFDA approval for the Onko-Suretm kit, (ii) further developing and marketing of Onko-Suretm, (iii) seeking a large pharmaceutical partner for the Company’s CIT technology, (iv) selling different formulations of HPE-based products in the U.S. and internationally and (v) introduction of new products. Management recognizes that ability to achieve any of these objectives is dependent upon obtaining significant additional financing to sustain operations to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Suretm kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from the Company’s distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. The Company’s limited sales to date for the Onko-Suretm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

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

Foreign Currency Exchange Risk

Our primary customers are located in the Peoples Republic of China. As such, all of our transactions with our customers and vendors are denominated in RMB. Since July 2005, the Chinese central bank has benchmarked the RMB against a basket of currencies. As of December 31, 2009, the functional currency of JPI is the RMB and Radient is the U.S. Dollar.

In the past, the value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Historically, the Chinese government benchmarked the RMB exchange ratio against the United States dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk.

Item 8.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Radient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Radient Pharmaceuticals Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radient Pharmaceuticals Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred a significant operating loss in 2009 and negative cash flows from operations in 2009 and has an a working capital deficit of approximately $4.2 million at December 31, 2009. These items, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ | Corbin & Company LLP

Costa Mesa, California
April 15, 2010

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$12,145	$2,287,283
Accounts receivable, net	—	13,575,534
Inventories	79,255	1,563,991
Prepaid expenses and other current assets	57,778	1,006,960
Prepaid consulting	358,667	1,435,021

Total current assets	507,845	19,868,789
Property and equipment, net	83,547	11,709,508
Intangible assets, net	1,158,333	5,311,568
Receivable from JPI, net	2,675,000	—
Investment in JPI	20,500,000	—
Other assets	1,394,361	4,072,432
Noncurrent assets of discontinued operations	—	1,789,934

Total assets	$26,319,086	$42,752,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,975,311	$1,675,539
Accrued salaries and wages	738,331	822,201
Derivative liabilities	354,758	—
Income taxes payable	—	472,860
Deferred revenue	103,128	87,538
Convertible note, net of discount of $2,000,649	240,482	—
Current portion of notes payable	1,316,667	2,662,610
Current liabilities of discontinued operations	—	1,151,515

Total current liabilities	4,728,677	6,872,263
Other long-term liabilities	295,830	353,811
Notes payable, net of current portion and debt discount of $1,701,402	601,819	581,305

Total liabilities	5,626,326	7,807,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,682,116 and 16,006,074 shares issued at December 31, 2009 and 2008, respectively; 22,265,441 and 15,826,074 shares outstanding at December 31, 2009 and 2008, respectively	22,265	15,826
Additional paid-in capital	73,109,048	68,192,411
Accumulated other comprehensive income	—	2,443,452
Accumulated deficit	(52,438,553)	(35,706,837)

Total stockholders’ equity	20,692,760	34,944,852

Total liabilities and stockholders’ equity	$26,319,086	$42,752,231

See accompanying notes to consolidated financial statements.

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008

Net revenues	$8,627,669	$23,774,900
Cost of sales	5,360,213	11,530,391

Gross profit	3,267,456	12,244,509

Operating expenses:
Research and development	563,690	194,693
Selling, general and administrative	10,936,789	10,962,058

	11,500,479	11,156,751

Income (loss) from continuing operations	(8,233,023)	1,087,758

Other income (expense):
Interest and other income (expense), net	(328,071)	(24,210)
Change in fair value of derivative liabilities	648,313	—
Loss on deconsolidation	(1,953,516)	—
Interest expense	(2,596,606)	(468,531)

Total other expense, net	(4,229,880)	(492,741)

Income (loss) from continuing operations before provision for income taxes	(12,462,903)	595,017
Provision for income taxes	19,115	1,307,965

Loss before from continuing operations	(12,482,018)	(712,948)
Income (loss) from discontinued operations, net	(4,139,037)	1,893,008

Net income (loss)	(16,621,055)	1,180,060
Other comprehensive gain:
Foreign currency translation gain	—	1,375,023

Comprehensive income (loss)	$(16,621,055)	$2,555,083

Basic income (loss) per common share
Loss from continuing operations	$(0.75)	$(0.05)

Income (loss) from discontinued operations	$(0.25)	$0.12

Net income (loss)	$(1.00)	$0.08

Diluted income (loss) per common share
Loss from continuing operations	$(0.75)	$(0.04)

Income (loss) from discontinued operations	$(0.25)	$0.10

Net income (loss)	$(1.00)	$0.06

Weighted average common shares outstanding — basic	16,680,946	15,608,697

Weighted average common shares outstanding — diluted	16,680,946	18,337,162

See accompanying notes to consolidated financial statements.

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2009 and 2008

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, January 1, 2008	14,979,528	$14,980	—	$—	$61,525,001	$1,068,429	$(36,886,897)	$25,721,513
Beneficial conversion feature related to Convertible Debt	—	—	—	—	2,635,000	—	—	2,635,000
Common stock issued for cash, net of issuance costs of $142,410	323,626	323	—	—	856,948	—	—	857,271
Exercise of warrants	252,733	253	—	—	559,277	—	—	559,530
Common stock issued for consulting services	270,187	270	—	—	706,780	—	—	707,050
Stock-based employee and director compensation	—	—	—	—	1,034,175	—	—	1,034,175
Estimated fair value of warrants issued to brokers for debt issuances	—	—	—	—	768,604	—	—	768,604
Estimated fair value of warrants and options issued to third parties for services	—	—	—	—	106,626	—	—	106,626
Translation gain	—	—	—	—	—	1,375,023	—	1,375,023
Net income	—	—	—	—	—	—	1,180,060	1,180,060

Balance, December 31, 2008	15,826,074	15,826	—	—	68,192,411	2,443,452	(35,706,837)	34,944,852
Common stock issued for consulting services	1,437,126	1,438	—	—	650,390	—	—	651,828
Stock-based employee and director compensation	—	—	—	—	666,623	—	—	666,623
Estimated fair value of warrants issued to brokers for debt issuances	—	—	—	—	1,975,920	—	—	1,975,920
Estimated fair value of warrants and options issued to third parties for services	—	—	—	—	35,625	—	—	35,625
Common stock granted as compensation to members of the Company’s Board of Directors	120,000	120	—	—	71,880	—	—	72,000
Stock option modification	—	—	—	—	129,360	—	—	129,360
Voluntary conversion of debt	1,342,956	1,342	—	—	1,090,447	—	—	1,091,789
Common stock sold for cash	3,289,285	3,289	—	—	809,031	—	—	812,320
Derivative liability in connection with stock offering	—	—	—	—	(509,839)	—	—	(509,839)
Common stock issued to note holder due to default	250,000	250	—	—	72,500	—	—	72,750
Adoption of change in accounting principal related to derivatives						(209,166)	(110,661)	(319,827)
Reclassification of derivative liability upon expiration of share adjustment terms	—	—	—	—	133,866	—		133,866
Reclassification adjustment of accumulated translation gains in connection with deconsolidation and sale of YYB	—	—	—	—	—	(2,443,452)	—	(2,443,452)
Net loss	—	—	—	—	—	—	(16,621,055)	(16,621,055)

Balance, December 31, 2009	22,265,441	$22,265	—	$—	$73,109,048	$—	$(52,438,553)	$20,692,760

See accompanying notes to consolidated financial statements.

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(16,621,055)	$1,180,060
Less: (loss) income from discontinued operations	(4,139,037)	1,893,008

	(12,482,018)	(712,948)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,095,771	1,343,677
Amortization of debt issuance costs	1,770,377	12,386
Fair market value of common stock options granted to employees and directors for services	795,983	1,034,175
Fair market value of common stock, warrants and options granted for services	593,279	1,617,592
Fair market value of warrants accounted for as derivative liabilities	35,558	—
Change in fair value of derivative liabilities	(648,313)	—
Penalties on Cantone Debt	192,131	—
Provision for bad debts	1,890,762	—
Loss on deconsolidation	1,953,516	—
Gain on the settlement of accounts payable	(47,251)	—
Changes in operating assets and liabilities:
Accounts receivable	4,489,789	(11,656,294)
Related party account with Jade Capital	—	880,927
Inventories	122,670	(1,313,331)
Prepaid consulting, expenses and other assets	(3,890,720)	261,059
Accounts payable, accrued expenses, accrued salaries and wages and other long-term liabilities	1,228,486	1,679,871
Income taxes payable	(320,398)	794,411
Deferred revenue	15,393	(172,405)

Net cash used in operating activities of continuing operations	(3,204,985)	(6,230,880)
Net cash provided by operating activities of discontinued operations	101,457	1,559,721

Net cash used in operating activities	(3,103,528)	(4,671,159)
Cash flows from investing activities:
Purchase of property and equipment	(1,744,065)	(1,490,224)
Cash balance divested from deconsolidation of subsidiary	(53,658)	—
Funds advanced to KangDa	—	(635,386)
Repayment of funds from KangDa	—	655,471
Payments received from notes receivable	—	159,859

Net cash used in investing activities	(1,797,723)	(1,310,280)
Net cash used in investing activities of discontinued operations	(852,955)	(17,252)

Net cash used in investing activities	(2,650,678)	(1,327,532)
Cash flows from financing activities:
Proceeds from issuance of bridgenote, net of issuance costs	43,000	—
Payments on notes payable	—	(2,195,644)
Proceeds from issuance of convertible debt, net of cash offering costs	520,556	2,084,401
Proceeds from issuance of senior notes, net of cash offering costs	2,088,592	856,714
Proceeds from issuance of common stock, net of cash offering costs	812,320	857,271
Proceeds from the exercise of warrants and options, net of commission and expenses	—	559,530

Net cash provided by financing activities of continuing operations	3,464,468	2,162,272
Net cash used in financing activities of discontinued operations	—	(86,758)

Net cash provided by financing activities	3,464,468	2,075,514
Effect of exchange rates on cash and cash equivalents	14,600	52,967

Net change in cash and cash equivalents	(2,275,138)	(3,870,210)
Cash and cash equivalents, beginning of year	2,287,283	6,157,493

Cash and cash equivalents, end of year	$12,145	$2,287,283

See Note 1 to consolidated financial statements for supplemental cash flow information and non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

NOTE 1 —	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since inception, Radient Pharmaceuticals Corporation (the “Company”, or “Radient”, “We”, or “Our”) has been engaged in:

•	commercial development of, and obtaining various governmental regulatory approvals for its proprietary diagnostic tumor-marker test kit, Onko-Suretm (formally ONKO-SUREtm®), which detects the presence of multiple types of cancer, and

•	the international commercialization of its Elleuxetm branded Skin Care products.

Prior to September 2009, the Company manufactured and distributed generic and homeopathic pharmaceutical products and supplements as well as cosmetic products in China through a wholly owned subsidiary Jade Pharmaceutical Inc., (“JPI”) and JPI’s two wholly owned subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). YYB was sold by JPI in June 2009.

Due to several factors including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI and converted its interest in JPI to that of an investment to be accounted for under the cost method, effective September 29, 2009. Accordingly, since September 29, 2009, the accounts and transactions of JPI have been deconsolidated from the financial statements of Radient.

Deconsolidation

During the third quarter of 2009, it became apparent to the Company’s management that the working relationship with management of its operations in China was becoming increasingly strained. Accordingly, the Company deemed it appropriate to seek alternative means of monetizing its investment. There were several issues that caused the Company to conclude accordingly, including, but not limited to:

•	Lack of timely responses by the management in China to requests by Company management for financial information;

•	Non responsiveness by management in China to requests for transfer of Company funds to bank accounts under corporate control;

•	Lack of timely communication with Corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009 (the “Effective Date”), based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, the Company exchanged its shares of JPI for           non-voting shares of preferred stock, which represents 100% outstanding preferred shares, relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors.

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

In accordance with current accounting guidance, the Company has recorded the investment in JPI at its fair value as of the date of deconsolidation and recorded a loss in the statement of operations based on the difference between the fair value of the consideration received, the fair value of the retained noncontrolling interest and the carrying amount of JPI’s assets and liabilities at such date (as detailed below):

Consideration Received	$3,405,946	(1)
Fair value of noncontrolling interest	20,500,000	(2)

	23,905,946
Net assets of JPI	(25,859,462	)(3)

Loss on deconsolidation	$(1,953,516)

(1)	Consideration consisted of the following:

a.	Note receivable of $5,350,000, which the Company recorded a reserve of $2,675,000 based on its evaluation of collectibility, including historical and expected repayment patterns. The note receivable bears interest at 12%, which the Company is currently not accruing. Final repayment terms are being negotiated.

b.	$730,946 of salaries and related interest which were accrued by the Company and will be exchanged for 730,946 shares of JPI common stock.

(2)	The fair value assigned to the investment was based on estimates and assumptions determined by management, including, but not limited to:

•	Sales growth — based on management’s expectations and historical analysis

•	Cost of sales/Gross Margin — Based on historical analysis and management expectations

•	Selling, General and Administrative Expenses — Based on historical analysis and management expectations

•	Comparable Public Companies — Based on same or similar line of business as the Company and those that possessed similar to those of the Company.

•	Discounts — The Company evaluated discounts related to the following:

•	Lack of control

•	Lack of marketability

(3)	The net assets of JPI consisted of the following:

Cash	$53,658
Other current assets	18,920,177
Property and equipment	9,381,118
Other long term assets	3,464,715

Total assets	$31,819,668
Current portion of notes payable	$(2,673,154)
Other current liabilities	(1,122,936)
Other comprehensive income	(2,164,116)

Total liabilities	$(5,960,206)

Net Assets	$25,859,462

Discontinued Operations and Dispositions

On January 22, 2009, the Company’s board of directors authorized management to sell the operations of YYB. The Company has classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented prior to the sale. The Company sold YYB in June 2009.

Proceeds from the sale of YYB consist of a note receivable in the amount of 16 million RMB (approximately U.S. $2,337,541), which was paid directly to a bank. JPI owed this bank approximately 18,250,000 RMB (approximately U.S. $2,668,000) at the date of sale. In connection with the sale, JPI transferred rights to certain land and land use rights upon sale. JPI remains liable under the debt obligation with the bank, as such obligation did not pass to the buyer. Accordingly, JPI recorded a note receivable of $      on its books, which is due through 2010. The loss on the sale of YYB is summarized as follows (in U.S. dollars):

Sales price	$2,337,541
Carrying value of net assets	6,723,605

Loss on sale	$(4,386,064)

Summarized operating results of discontinued operations through the date of the sale and for the year ended December 31, 2008 are as follows:

	Year Ended December 31,
	2009	2008

Revenue	$594,839	$3,967,643
Income before income taxes	$277,743	$1,081,021

Included in income (loss) from discontinued operations, net are income tax expenses of $30,717 and $5,213 for the years ended December 31, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government. The following table summarizes the carrying amount at December 31, 2009 (through date of sale) and December 31, 2008 of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

		December 31,
		2008

Current assets:
Cash	1,044,550
Accounts receivable, net	1,094,399	$930,769
Inventories	584,886	423,842
Other current assets	3,975	80,410

	2,727,810	$1,435,021

Long-lived assets:
Property and equipment	2,097,076	$1,742,739
Other	3,040,406	47,195

	5,137,482	$1,789,934

Current liabilities:
Accounts payable and accrued liabilities	569,188	$685,360
Debt	572,500	466,155

	1,141,687	$1,151,515

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses before discontinued operations of $12,482,018 and $712,948 for the years ended December 31, 2009 and 2008, respectively, and had an accumulated deficit of $52,438,553 at December 31, 2009. In addition, the Company used cash from operating activities of continuing operations of $3,204,985.

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

On April 14, 2010 the Company had cash on hand of approximately $6.4 million. The Company’s operations currently require approximately $300,000 per month exclusive of interest payments.

The monthly cash requirement of $300,000 does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the Company’s Onko-Suretm kit or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance to of patent protection for the CIT technology.

From January 1, 2010 through April 13, 2010, the Company raised gross proceeds of approximately $6,000,000 from the issuance of additional 12th Convertible promissory notes payable and $512,000 from the exercise of warrants to purchase 400,000 shares. Additionally, in 2010, the Company entered into a 5-year collaboration agreement with a third party to commercialize the Company’s CIT technology in India, resulting in a potential revenue sharing arrangement. The Company is actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.

The Company’s near and long-term operating strategies focus on (i) obtaining SFDA approval for the Onko-Suretm kit, (ii) further developing and marketing of Onko-Suretm, (iii) seeking a large pharmaceutical partner for the Company’s CIT technology in other locaitons, (iv) selling different formulations of HPE-based products in the U.S. and internationally and (v) introduction of new products. Management recognizes that ability to achieve any of these objectives is dependent upon obtaining significant additional financing to sustain operations to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

There are significant risks and uncertainties which could negatively affect the Company operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Suretm kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into additional strategic relationships with larger companies capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from the Company’s distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. The Company’s limited sales to date for the Onko-Suretm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

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

Principles of Consolidation

As of September 29, 2009, the Company deconsolidated JPI, but for the period of January 1, 2009 through September 29, 2009 the operations of JPI have been consolidated in the statements of operations and comprehensive income (loss) and statement of cash flows. Intercompany transactions for the period ended September 29, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale), which have been classified as discontinued operations at December 31, 2008 and forth years ended December 31, 2009 and 2008.

Reclassifications

Reclassifications have been made to prior year consolidated financial statements in order to conform the presentation to the statements as of and for the year ended December 31, 2009.

Revenue Recognition

The Company generates revenues primarily from wholesale sales of over-the-counter and prescription pharmaceuticals and cosmetic products.

Wholesale Sales

Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

During the third and fourth quarters of 2009, the Company entered into several distribution agreements for various geographic locations with a third party. Under the terms of the agreements, the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide the Company quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under these arrangements. As of December 31, 2009, the Company had $103,128 of deferred revenue related to these arrangements recorded in the accompanying consolidated balance sheet.

In conjunction with the launch of the Company’s Goodnak facial creams, distributors of the products were offered limited-time discounts to allow for promotional expenses incurred in the distribution channel. Distributors are not required to submit proof of the promotional expenses incurred. The Company accounts for the promotional expenses in accordance with FASB ASC 815-30-35 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), (“ASC 815-30-35”). Accordingly, the promotional discounts have been netted against revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Accounts receivable have also been reduced by the promotional discounts, as customers are permitted by the terms of the distribution contracts to net the discounts against payments on the related invoices.

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

In accordance with FASB ASC 605-45-50-3, Taxes Collected from Customers and Remitted to Governmental Authorities, (“ASC 605-45-50-3”), JPI’s revenues are reported net of value added taxes (“VAT”) collected.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue in accordance with FASB ASC 605-45-50-2, Shipping and Handling Fees and Costs (“ASC 605-45-50-2”). Shipping and handling fees and costs are included in cost of sales.

Other Comprehensive Income and Foreign Currency Translation

FASB ASC 220-10-05, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Yuan Renminbi (“RMB”). For 2008, the balance sheet accounts of JPI were translated into United States dollars from RMB at year end exchange rates and for the year ended December 31, 2008 and the period ended September 29, 2009, all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. For 2008, capital accounts were translated at their historical exchange rates when the capital transactions occurred. Translation gain $1,375,023 for 2008 is recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

Inventories

JPI recorded inventories at the lower of weighted-average cost (which approximates cost on a first-in first-out basis) or net realizable value. Major components of inventories were raw materials, packaging materials, direct labor and production overhead. Radient’s inventories consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. From time to time, provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Machinery and equipment, including lab equipment	5 to 15 years
Office equipment	3 to 5 years

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

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

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. During the quarter ended September 30, 2009, the Company recorded an entry of $161,057 to remove capitalized accounting software associated with the deconsolidation of JPI on September 29, 2009. Based on its analysis, the Company believes that no further indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. Prior to July 3, 2008, the Company was not permitted to sell the Onko-Suretm test kit in the U.S. except on a “research use only” basis, as regulated by the U.S. Food and Drug Administration (“USFDA”). The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its Onko-Suretm test kit or that they will not be withdrawn.

Prior to May 2002, the Company’s focus was on obtaining foreign distributors for its Onko-Suretm test kit. In May 2002, the Company decided to begin the USFDA process under Section 510(k) of the Food, Drug and Cosmetic Act for approval of its intent to market the Onko-Suretm test kit as an aid in monitoring patients with colorectal cancer. On July 3, 2008, the Company received a letter of determination from the USFDA that the Onko-Suretm test kit was “substantially equivalent” to the existing predicate device being marketed. The letter grants the Company the right to market the Onko-Suretm test kit as a device to monitor patients who have been previously diagnosed with colorectal cancer.

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Suretm test kit, it has been determined that one of the key components of the Onko-Suretm test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. There are currently enough Onko-Suretm test kit components to perform approximately 1.2 million individual tests (31,000 test kits) over the next 12-18 months. Based on current and anticipated orders, this supply is adequate to fill all orders. The Company now anticipates that it will attempt to locate a substitute anti-fibrinogen-HRP and perform additional quality assurance testing in order to create a significant supply of the current version of the Onko-Suretm test kit.

Part of the Company’s research and development efforts through 2010 will include the testing and development of an enhanced and improved version of the Onko-Suretm test kit. Pilot studies show that the new version could be superior to the current version. The Company is currently working with a third party to take the lead on necessary clinical studies. It is anticipated that this version will be submitted to the USFDA in the latter half of 2010.

In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of the ONKO-SUREtm test kit without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where the ONKO-SUREtm test kit is registered and approved for marketing and export. JPI intends to proceed with all of these options in an attempt to meet the new SFDA guidelines, but even though USFDA approval of a limited supply formulation of the ONKO-SUREtm test kit has been received, there can be no assurances that JPI will obtain approval for marketing the ONKO-SUREtm test kit in China or what the timing thereof may be. The estimated time to complete the SFDA approval process is a year and a half to two years.

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

Risks and Uncertainties

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Suretm kits, (ii) the early stage of development of the Company’s CIT technology and the need yet to be developed to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product and (iii) the absence of any commitments or firm orders from the Company’s distributors. The Company’s limited sales to date for the Onko-Suretm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

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

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC 505-50-30, Equity-Based Payments to Non-Employees, (“ASC 505-50-30”) the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Under the relevant accounting guidance, assets acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.

We have employee compensation plans under which various types of stock-based instruments are granted. We account for our share-based payments in accordance with FASB ASC 718-10, “Stock Compensation” (“ASC 718-10”). This statement requires all share-based payments to employees, including grants of employee stock options, to be measured based upon their grant date fair value, and be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. However, the impact under the treasury stock method of dilutive stock options and warrants would have increased diluted weighted - average shares by 1,287,539 shares for the year ended December 31, 2009.

The following table sets for the calculation of basic and diluted earnings per share for the year ended December 31, 2008:

2008
Numerator:
Net income	$1,180,060
Numerator for basic per share amounts — income available to common stockholders	$1,180,060
Interest on Convertible Debt	73,581

Numerator for diluted per share amounts	$1,253,641

Denominator:
Denominator for basic per share amounts — weighted-average shares	15,608,697
Effect of dilutive securities:
Options and warrants — dilutive potential common shares calculated using the treasury stock method	573,593
Incremental shares from assumed conversion — convertible debt	2,154,872

Denominator for diluted per share amounts	18,337,162

Basic income per common share	$0.08

Diluted income per common share	$0.07

Diluted income per share excludes the impact of 7,436,107 options and warrants because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the year ended December 31, 2008.

The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the years ended December 31, 2008 is $1.20 per share, based on the conversion price that would have been in effect and the interest accrued through the year then ended. The potentially dilutive effect of 1,077,436 options and warrants issuable upon conversion of the debt is considered in the calculation of earnings per share using the treasury stock method, based on the exercise price that would have been in effect had the warrants been issued on December 31, 2008. All such warrants have been excluded from the calculation because the minimum exercise price of such warrants exceeds the average market price of the Company’s common stock during the years ended December 31, 2008.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, “Income Taxes” (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

At December 31, 2009 and 2008, the Company has accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, note receivable from JPI, valuation of derivative liabilities, valuation of investment in JPI, and valuation of common stock options, warrants and deferred tax assets. Actual results could differ from those estimates.

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

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. The Company issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at December 31, 2008. During 2009, certain convertible debt holders converted the principal and accrued interest which resulted in a decrease of the derivative asset to $80,913 at December 31, 2009.

During 2009, the Company issued convertible debt with warrants and recorded derivative liabilities related to the beneficial conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value on the grant date was $510,417 as computed using the Black-Scholes option pricing model. In accordance with the accounting guidance associated with derivative instruments, the Company re-measured their values as of the end of the quarter. During 2009, the Company recorded a decrease of $363,873 to the derivative liabilities related to the decrease in fair value during the period ended December 31, 2009.

On November 30, 2009, the Company entered into a securities purchase agreement with Alpha Capital Group and Whalehaven Capital funds. The Company issued 1,860,714 and 1,428,571 shares of the Company’s common stock to Alpha Capital Group and Whalehaven Capital Funds, respectively. The stock price of the common shares issued was valued at $0.28 per share with aggregate proceeds of $812,320, which is net of direct offering costs of $108,680. In connection with the securities purchase agreement, the Company also issued 6.5 year warrants, which represents 50% of the common stock issuances. As a result, the Company issued warrants to purchase 930,357 and 714,286 of the Company’s common stock, $0.001 par value per share, at an exercise price of $1.25 per share to Alpha Capital Group and Whalehaven Capital Funds, respectively, subject to certain anti-dilution adjustments. The terms associated with the reset of the exercise price of the warrants resulted in classifying these warrants as derivative liabilities. On the date of issuance, the Company recorded a derivative liability of $509,839. The derivative was revalued at December 31, 2009, which resulted in a change in fair value of the derivative liability. In connection with the revaluation, the Company recorded a gain of $197,357 in the interest income (expense), net of the accompanying statement of operations and comprehensive income (loss).

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

Level 1 — Valuation based on unadjusted quoted market prices in active markets for identical securities. Currently, the Company does not have any items as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently, the Company does not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used a Black-Scholes option pricing model to determine the fair value of the instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of December 31, 2009 classified using the valuation hierarchy:

Level 3
Carrying
Value
December 31,
2009
Embedded conversion options	$269,758
85,000

Warrants	$354,758

Decrease in fair value included in other income (expense)	$648,313

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Balance at January 1, 2009	$—
Derivative liabilities added — warrants	250,000
Derivative liabilities added — conversion options	770,256
Amount converted to additional paid-in capital for the conversion of debt	(17,185)
Change in fair value	(648,313)

Balance at December 31, 2009	$354,758

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $14,000 and $27,900 for the years ended December 31, 2009 and 2008, respectively.

Concentrations of Credit Risk

Cash

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of December 31, 2009, the Company had no cash balances in excess of this limit.

Customers

In the United States, the Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable is net of a reserve for doubtful accounts and sales returns of $73,446 at December 31, 2008. There are no accounts receivable balances as of December 31, 2009.

As of December 31, 2008, amounts due from six customers, each with receivables in excess of 10% of accounts receivable, comprised 19%, 14%, 13%, 13%, 12% and 12% of outstanding accounts receivable. For the year ended December 31, 2009, one customer comprised 11% of net revenues. For the year ended December 31, 2008, one customer comprised more than 17% of net revenues. All of the related concentrations were in the Company’s JPI subsidiary, which was deconsolidated in September 2009 (see above).

Supplemental Cash Flow Information

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$323,201	$332,233

Cash paid during the period for taxes	$695,322	$2,562,485

Supplemental disclosure of non-cash activities:
Warrants issued to brokers, included in prepaid consulting	$88.000	$—

Warrants issued in connection with senior notes and bridge loan included in debt discount	$1,887,920	$—

Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$209,166	$—

Reclassification of derivative liability related to warrants to additional paid-in capital upon expiration of share adjustment terms	$133,866	$—

Conversion of warrants to common stock	$38	$—

Voluntary conversion of convertible debt and accrued interest	$1,074,605	$—

Conversion of accounts payable to stock	$102,193	$—

Broker warrants issued in connection with convertible debt	$—	$209,166

Broker warrants issued in connection with senior debt	$—	$559,438

Receipt of machines as partial settlement of note receivable	$—	$472,451

Derivative asset recorded in issuance of convertible debt	$—	$125,000

Fair value of common stock recorded as prepaid consulting	$—	$527,801

Fair value of warrants issued for services, included in prepaid expense	$283,951	$83,875

Carrying value of net assets of JPI before deconsolidation	$25,698,405	$—

Fair value of derivative liabilities	$1,020,256	$—

Conversion of accrued salaries to ownership of JPI	$730,496	$—

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. During 2009, the Company adopted this standard, but it did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, to provide guidance on share-lending arrangements entered into on an entities own shares. The Company does not expect it to have a material impact on the consolidated financial statements.

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on our consolidated financial statements.

We have evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

NOTE 2 —	INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008

Raw materials	48,852	$719,389
Work-in-process	3,265	11,808
Finished goods	27,138	832,794

	$79,255	$1,563,991

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008

Building and improvements	$—	$7,774,591
Machinery and equipment	—	4,233,129
Office equipment	120,019	431,049
Lab equipment	71,755	12,372
Construction in progress	—	1,229,319

	191,774	13,680,460
Less accumulated depreciation	(108,227)	(1,970,872)

	$83,547	$11,709,588

Depreciation expense was $686,197 and $962,075 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 —	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2009:

	Gross	Accumulated		Amortization
	Value	Amortization	Net	(in years)

Assets subject to amortization:
Intellectual property	$2,000,000	$(841,667)	$1,158,333	20

Intangible assets consist of the following at December 31, 2008:

			Effect of
			Foreign
	Gross	Accumulated	Currency		Amortization
	Value	Amortization	Translation	Net	(in years)

Assets subject to amortization:
Intellectual property	$2,000,000	$(741,667)	—	$1,258,333	20
Production rights	1,916,622	(318,986)	154,007	1,751,643	10
Land use rights	1,354,765	(99,094)	209,839	1,465,510	33
Non-compete agreements	324,415	(163,652)	32,483	193,246	5
Customer relationships	214,328	(77,904)	26,569	162,993	7
Trade name and logo	530,829	(129,041)	78,055	479,843	10

	$6,340,959	$(1,530,344)	$500,953	$5,311,568

During the year ended December 31, 2009, gross intangible assets of approximately $4,330,000 and related accumulated amortization related to JPI and subsidiary were removed from the Company’s books as a result of the deconsolidation of JPI.

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

During the years ended December 31, 2009 and 2008, amortization expense totaled $409,574 and $528,340 respectively. Assuming (1) no future impairment to the Company’s intellectual property and (2) no future acquisitions of intangible assets, amortization expense is expected to be $100,000 per year or the next five years.

NOTE 5 —	PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008

Material deposits	$—	$627,390
Due from officers and directors	—	9,693
Current deferred tax asset	—	92,798
Prepaid Insurance	52,703	143,566
Other	5,075	133,513

	$57,778	$1,006,960

Other assets consist of the following:

	December 31,
	2009	2008

Deposits, primarily product licenses	$—	$3,000,354
Debt issuance costs (Note 7)	1,288,910	906,408
Convertible Debt derivative (Note 7)	80,913	125,000
Refundable deposits	24,538	40,670

	$1,394,361	$4,072,432

Related to the $3,000,354 deposit for product licenses noted above in 2008 for JPI, revenues had not yet been generated from the product licenses included in other assets. At the time commercial sales of the product were to begin, the product licenses were to be reclassified to intangible assets and amortized to cost of goods sold using the straight-line method over the estimated useful life of the related product.

NOTE 6 —	INCOME TAXES

Radient Pharmaceuticals Corporation and subsidiaries are included in a consolidated Federal income tax return. The Company’s international subsidiaries file various income tax returns in their tax jurisdictions. The provision for income taxes is as follows:

	2009	2008

Current:
Federal	$(2,000)	$—
State	1,000	1,000
Foreign	—	1,815,000

Total current	(1,000)	1,816,000
Deferred:
Foreign	—	(92,000)

Provision for income taxes	$(1,000)	$1,724,000

The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	2009	2008

United States	$(11,748,766)	$(9,794,491)
Foreign	(5,225,636)	12,698,064

	$(16,974,202)	$2,903,573

The income tax expense for 2008 relates to payments made to foreign tax jurisdictions and state minimum fees. The Company’s Chinese operations were deconsolidated in the third quarter of the year. See note 1 for details.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the years ended December 31:

	2009	2008

Computed tax benefit at federal statutory rate	$(5,772,000)	$987,000
State income tax benefit, net of federal benefit	1,000	1,000
Nondeductible Interest Expense	731,000	—
Deferred Gain on JPI	5,518,000	—
Foreign earnings taxed at different rates	1,776,000	(2,609,000)
Stock issuances	481,000	640,000
Expired Net Operating Losses	546,000	—
Valuation allowance on federal tax benefit	(3,285,000)	2,685,000
Other	3,000	20,000

	$(1,000)	$1,724,000

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred tax asset:
Net operating loss carryforwards	$15,529,000	$13,288,000
Expenses recognized for granting of options and warrants	1,727,000	2,036,000
Tax credit carryforwards	245,000	216,000
Depreciation	3,000	—
Other temporary differences	309,000	408,000

Total gross deferred tax asset	17,813,000	15,948,000
Valuation allowance	(11,698,000)	(15,663,000)

Net deferred tax asset	6,115,000	285,000
Deferred tax liabilities:
Deferred Gain on JPI	(6,115,000)	—
Depreciation	—	(193,000)

Total deferred tax liabilities	(6,115,000)	(193,000)

Net deferred tax asset	$—	$92,000

The Company records a valuation allowance to reduce the carrying value of the net deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance decreased by approximately $2,027,000 during the year ended December 31, 2009.

At December 31, 2008, the Company has net operating loss carryforwards of approximately $38.1 million and $29.1 million available to reduce federal and state taxable income, respectively. The Company had $1.6 million of federal net operating losses expire during the year. The federal and state net operating loss carryforward expire on various dates through 2023, unless previously utilized. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital. The Company has research and development tax credit carryforwards of approximately $113,000 and $132,000 to reduce federal and state income tax, respectively. The federal research and development tax credits will begin to expire in 2022, unless previously utilized. The Company’s California research and development tax credit carryforwards do not expire and will carryforward indefinitely until utilized. Any net operating loss or credit carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

On January 1, 2007 the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, the Company increased its liability for unrecognized tax benefits by approximately $123,000, offsetting the valuation allowance on net deferred tax assets. Interest or penalties have not been accrued at December 31, 2009 or

2008. If tax benefits are ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability because they are offset by net operating loss carryforwards) follows:

	2009	2008

Unrecognized Tax Benefits:
Balance at beginning of year	$52,000	$123,000
Increase/(Decrease) for tax positions taken during the current period	—	10,000
Increase/(Decrease) for tax positions taken in prior years, net	1,000	(81,000)

Balance at end of year	$53,000	$52,000

The Company is no longer subject to U.S. federal and state income tax examinations for years before 2005 and 2004, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state tax examinations.

NOTE 7 —	NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2009	2008

Convertible Debt, net of unamortized discount, inclusive of bonus interest, of $2,000,649 and $3,765,000 at December 31, 2009 and 2008, respectively	$240,482	$—
Senior Notes payable, net of unamortized discount of $1,701,398 and $496,195 at December 31, 2009 and 2008, respectively	1,918,486	581,305
Bank debt	—	3,128,765

	2,158,968	3,710,070
Less: Bank debt associated with discontinued operations of YYB	—	(466,155)
Less: Current portion of long-term debt	(1,316,667)	(2,662,610)
Less: Current portion of convertible note	(240,482)	—

	$601,819	$581,305

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

The terms of conversion allow that if the Company completes a registered public offering of at least $25 million (a “Qualified Financing”), all principal and accrued interest will automatically be converted into the Company’s common stock at a conversion price of $1.20, provided that the conversion shares to which the Convertible Debt holders shall be entitled to receive shall either have been registered for sale or salable under provisions of the Securities Act. If the Convertible Debt is not mandatorily converted upon a Qualified Financing, the maturity date of the notes will be accelerated to the closing date of the Qualified Financing. In the event of a forced conversion into common shares resulting from a Qualified Financing, holders of the Convertible Debt will be subject to a lock-up on any remaining shares not sold in the offering for ninety (90) days after the public offering. Upon conversion, the holders will be entitled to receive five year warrants to purchase a number of common shares equal to 50% of the shares issued upon conversion, with an exercise price of 120% of Company’s common share price on the conversion date, however, in no case will the exercise price be less than $2.80. Holders of Convertible Debt may voluntarily convert any or all of the principal and interest due under the same terms noted above, with the exception that the shares may have resale restrictions. The shares of common stock issuable upon a voluntary conversion of the Convertible Debt carry so-called “piggy-back” registration rights should the Company file a registration statement in the future.

The Company has the right to call the Convertible Debt if the market value of the Company’s common stock exceeds $6.18 for five consecutive days, provided that the note holders have the right to convert the debt to common shares within a stated period after notice of the Company’s intent to repay the debt has been delivered.

In accordance with FASB ASC 815-10, the Company established a debt premium and derivative asset relative to the limitations on bonus interest that will occur upon a change in control or bankruptcy. The initial fair value of the derivative asset of $125,000 was based on a probability assessment of the payment alternatives. The derivative asset is included in other assets in the consolidated balance sheet at December 31, 2008.

In accordance with FASB ASC 320-10, Investments-Debt and Equity Securities (“ASC 320-10”) and ASC 470-20, Debt with Conversion and Other Options, the Company also established a debt discount and a related credit to additional paid-in capital in the amount of $2,635,000, representing the value of the beneficial conversion feature inherent in the Convertible Debt, as limited to the face amount of the debt and the premium related to the derivative asset. Accordingly, the carrying value of the Convertible Debt, after allocation of the beneficial conversion feature to additional paid in capital, was $0. The net debt discount is being accreted over the life of the debt using the effective-interest method, such that the carrying value of the debt at maturity will include bonus interest payable. The accretion was immaterial for the year ended December 31, 2008. For the year ended December 31, 2009, the Company recorded accretion of $178,015. The Company incurred debt issuance costs of $634,765 in association with the Convertible Debt, including $209,167 related to the issuance of 209,167 warrants issued to brokers. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 95% (iii) weighted-average risk-free interest rate of 2.59%, and (iv) weighted-average expected life of 5 years. Those costs are included in other assets in the consolidated balance sheet at December 31, 2009 and 2008, and are being amortized over the life of the debt using the effective interest method. Amortization of debt costs was immaterial for the year ended December 31, 2009 and 2008.

During the third quarter of 2009 some debt holders elected to convert debt and accrued interest totaling $924,605 under the terms of the agreement into stock and warrants. In accordance with FASB ASC 470-20-40-1, the remaining unamortized discount of approximately $885,000 related to the principal converted was recognized as interest expense. The remaining balance of debt issuance costs of approximately $224,000 was recognized as interest expense. This conversion resulted in the issuance of 807,243 shares and 403,621 warrants with an exercise price of $0.66.

The Convertible Note and Warrant Purchase Agreement

On September 15, 2009, the Company entered into a Note and Warrant Purchase Agreement with St. George Investments, LLC, (the “Investor”; collectively with registered assigns, the “Holder”) (the “Purchase Agreement”). The Company issued and sold to the Investor (1) a 12% promissory note in the principal amount of five hundred fifty-five thousand five hundred fifty-five and 56/100 dollars ($555,556) (the “Note”) which is convertible into the Company’s common stock at 80% of the five day volume weighted average of the closing price of the Company’s common stock, subject to a floor price of no less than $0.64 and on the terms and the conditions specified in the Note; and (2) a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at a exercise price of $0.65 per share , subject to certain anti-dilution adjustments. The note matures on September 15, 2010. The terms associated with the conversion feature and the reset of the exercise price of the warrants resulted in classifying these instruments as derivative liabilities (see Note 1). The Company also entered into a Registration Rights Agreement with the Investor pursuant to which the Company filed a registration statement for the sale of the common stock issuable to the Investor under the Note and the Warrant on October 5, 2009 which was declared effective on October 6, 2009. In connection with the financing, the Company was obligated to pay a fee of $25,000 to Galileo Asset Management, S.A which was recorded as debt issuance cost and will be amortized to interest expense over the life of the debt. For the year ended December 31, 2009, the Company amortized $7,292 related to debt issuance costs and $161,875 related to amortization of the estimated fair value of the embedded conversion option and warrants that were recorded as debt discounts. During the fourth quarter of 2009, St. George converted $150,000 of principal to 535,714 shares of common stock. As a result of triggering provision and default situation, the Company increased the principal amount of the note by $210,834 with the off-set to interest expense.

The Bridge Loan Agreement

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. Interest under the Bridge Loan was set at 12% per annum. However, because the Company did not repay the Bridge Loan as scheduled on or before October 9, 2009, the interest rate was increased to 18% per annum, retroactive to September 10, 2009. The additional amounts due under this arrangement, including accrued interest (the “the Cantone Penalty”) were approximately $86,032 as of December 31, 2009. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, the Company issued to the Lender a two-year warrant to purchase 116,000 shares of the Company’s common stock exercisable at $0.60 per share (the “Two-Year Warrant”). This warrant was valued at $34,800 using the Black-Scholes model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the Bridge Loan Agreement. Under the appropriate accounting guidance, the Company recorded the value of the warrants at its relative fair value and recorded the relative fair value of the warrants as a debt discount which will be amortized to interest expense over the term of the bridge loan. The Company paid cash fees associated with this debt of $15,000, which was recorded as debt issuance costs. For the period ended December 31, 2009 the Company recorded interest expense of approximately $2,000 related to the debt discount and debt issuance costs.

Consulting Agreement

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (the “Consultant”) whereby the Consultant shall provide guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of the Consultant’s service, the Company agreed to pay monthly consulting fees of $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.60 per share (the “Five-Year Warrant”). This warrant was valued at $88,000 using the black-scholes model with a discount rate of 2.38% and a volatility of 0.9727% and recorded as a prepaid asset. During the year ended December 31, 2009 the Company recorded amortization expense of $29,333 related to this agreement, which has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). At December 31, 2009 the unamortized balance of $58,667 is included in prepaid consulting.

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

The Company incurred debt issuance costs of $271,644 and debt discounts of $508,580 in association with the Senior Notes, including $50,858 and $508,580, respectively, related to the issuance of 948,200 warrants for the purchase of the Company’s common stock at $1 per share, issued to Senior Note holders and to brokers. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 97% (iii) weighted-average risk-free interest rate of 2.10%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2008. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. Amortization of debt discount was $178,015 and $12,385 for the years ended December 31, 2009 and 2008, respectively. Amortization of debt issuance costs was $101,698 and $0 for the years ended December 31, 2009 and 2008, respectively.

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

The Company incurred debt issuance costs of $156,376 and debt discounts of $429,760 in association with the Final Closing of the Series 1 Senior Note including $42,976 and $429,760, respectively, related to the issuance of 54,400 and 544,000 warrants for the purchase of the Company’s common stock at $1.13 per share, issued to brokers and Series 1 Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 1.85%, and (iv) weighted-average expected life of 5 years. The debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the year ended December 31, 2009 the Company recorded interest expense of $101,951 and $37,097 related to the debt discount and debt issuance costs, respectively.

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

The Company incurred debt issuance costs of $373,564 and debt discounts of $838,826 in association with the First Closing in May 2009, including $172,012 and $838,826, respectively, related to the issuance of 212,360 and

2,123,600 warrants for the purchase of the Company’s common stock at $0.98 per share, issued to brokers and Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the year ended December 31, 2009 the Company recorded interest expense of $56,782 and $25,288 related to the debt discount and debt issuance costs, respectively.

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

The Company incurred debt issuance costs of $141,168 and debt discounts of $300,583 in association with the Second Closing in June 2009, including $68,963 and $300,583, respectively, related to the issuance of 74,960 and 749,600 warrants for the purchase of the Company’s common stock at $1.11 per share, issued to brokers and Senior Note holders, respectively . These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the period ended December 31, 2009 the Company recorded interest expense of $27,215 and $12,782 related to the debt discount and debt issuance costs, respectively.

Debt Repayment Obligations

The following table sets forth the contractual repayment obligations under the Company’s notes payable. The table assumes that Convertible Debt will be repaid at maturity, and excludes interest payments, except for bonus interest payable under the terms of the Convertible Debt instruments.

2010	$3,557,798
2011	888,224
2012	1,414,997

$5,861,019

NOTE 8 —	EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $229,000 and $237,000 are included in accrued salaries and wages and $86,000 and $280,000 are included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively. The Company has not made the monthly $18,000 payments due, nor paid the premiums on a life insurance policy on the former officer since October 2009 and as of December 31, 2009 was in default under this obligation.

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and manufacturing space under a non-cancelable two year operating lease agreement that expires on December 1, 2010. The lease requires monthly lease payments of $6,944. As of December 31, 2009, the Company is required to make future minimum rental payments required under non-cancelable operating leases of approximately $83,000 in 2010.

Rent expense under non-cancelable leases was approximately $83,000 and $80,000 for the years ended December 31, 2009 and 2008, respectively.

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

Contingent Issuance of Shares — Acquisition of JPI

In 2006, pursuant to the Stock Purchase and Sale Agreement (the “Purchase Agreement”), the Company acquired 100% of the outstanding shares of JPI from Jade Capital Group Limited (“Jade”). The terms of the

Purchase Agreement provided that additional purchase consideration of 100,000 shares of the Company’s common stock (the “Escrow Shares”) was deposited in an escrow account held by a third party escrow agent and administered pursuant to an Escrow Agreement. The Escrow Agreement provided that if, within one year from and after the closing of the Purchase Agreement, Jade or its shareholders demonstrated that the SFDA had issued a permit or the equivalent regulatory approval for the Company to sell and distribute the Onko-Suretm test kit in the PRC without qualification, in form and substance satisfactory to the Company, then the escrow agent would promptly disburse the Escrow Shares to Jade or its shareholders.

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

The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% — 100% of the fair market value per share on the date of grant. All options granted under the plans through December 31, 2009 have an exercise price equal to the fair market value at the date of grant. The expiration date of options granted under any of the plans may not exceed 10 years from the date of grant.

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The Company can grant options for the purchase of up to 400,000 shares of the Company’s common stock under the 1999 Plan. The 1999 Plan terminated on June 30, 2009, after which grants cannot be made from the 1999 Plan. All options vest upon grant and expire five years from the date of grant. As of December 31, 2009, 60,001 options at a weighted average exercise price of $2.85 per share were outstanding under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The Company can grant options for the purchase of up to 200,000 shares of the Company’s common stock under the 2002 Plan. All options granted vest upon grant and expire five years from the date of grant. As of December 31, 2009, there were no options outstanding under the 2002 Plan. The Company had 39,237 options available for grant under the 2002 Plan at December 31, 2009.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The Company can grant options for the purchase of up to 480,000 shares of the Company’s common stock under the 2004 Plan. Under the terms of the 2004 Plan, 50,260 options were granted under incentive stock option agreements to employees, and 228,740 options were granted under non-qualified stock option agreements to employees, directors and a consultant; these options vested immediately and expire in five years. As of December 31, 2009, 106,000 options at a weighted average exercise price of $2.85 per share were outstanding under the 2004 Plan. The Company had 359,000 options available for grant under the 2004 Plan at December 31, 2009.

On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The Company can grant options for the purchase of up to 1,000,000 shares of the Company’s common stock under the 2006 Plan. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. Options granted under the 2006 Plan have generally vested upon grant. As of December 31, 2009, 857,000 options at a weighted average exercise price of $3.87 per share were outstanding under the 2006 Plan. The Company had 143,000 options available for grant under the 2006 Plan at December 31, 2009.

On September 7, 2006, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The Company can grant options for the purchase of up to 1,500,000 shares of the Company’s common stock under the 2007 Plan. Vesting of grants under the 2007 Plan is determined at the discretion of the Compensation Committee of the Board of Directors. Options granted under the 2007 Plan generally vest ratably over 24 months. As of December 31, 2009, 835,000 options at a weighted average exercise price of $3.45 per share were outstanding under the 2007 Plan. The Company had 665,000 options available for grant under the 2007 Plan at December 31, 2009.

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

Summary of Assumptions and Activity

The fair value of option awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected volatility is based on the historical volatility of the Company’s stock price. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. No options were granted during the year ended December 31, 2009. The Company used the following weighted-average assumptions in determining fair value of its employee and director stock options:

Expected volatility	111%
Expected term	5 years
Risk-free interest rate	2.48%
Dividend yield	—%

The weighted-average grant date fair value of employee and director stock options granted during the year ended December 31, 2008 was $2.35.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. ASC 718-10 requires estimates of forfeitures of unvested options at the time of grant. Estimated forfeitures are revised in subsequent periods if actual forfeitures differ form those estimates. The estimated average forfeiture rate for 2009 and 2008 was 0%, as options generally vest upon grant.

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

Employee and director stock-based compensation expense for the years ended December 31, 2009 and 2008, including expense related to the modification of options upon the retirement of our former Chief Executive Officer, as described above, was $795,983 and $1,034,175, respectively. Stock-based compensation related to employee and director stock options under ASC 718-10 was primarily included in selling, general and administrative expense; with the exception that approximately $15,000 was charged to research and development in 2008. Unrecognized compensation expense at December 31, 2009 related to employee and director stock options amounted to approximately $107,641. The expense is expected to be recognized over a period of 0.17 years.

Substantially all of such compensation expense is reflected in the accompanying consolidated statements of operations and comprehensive income (loss) within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vest ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.

During September 2009, the Company modified the various employee stock options to change the exercise price to $0.75. For the fully vested options, this modification resulted in $129,360 of expense recorded in September 2009. For those modified options that were not fully vesting on the modification date a total of $368,916 will be expensed in the remaining requisite service period.

The following is a status of all stock options outstanding at December 31, 2009 and 2008 and the changes during the years then ended:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding and exercisable, beginning of year	2,757,001	$3.75	2,093,239	$3.97
Granted	—	—	850,000	3.45
Expired/forfeited	(899,000)	4.02	(186,238)	4.81

Outstanding and expected to vest, end of year	1,858,001	$3.59	2,757,001	$3.75

Vested and exercisable, end of year	1,753,626	$3.60	2,444,918	$3.79

There were no options exercised in 2009 or 2008. The aggregate intrinsic value of options outstanding at December 31, 2009, considering only options with positive intrinsic values and based on the closing stock price, was $0. The weighted-average remaining contractual term of outstanding and exercisable options at December 31, 2009 was 2.49 and 2.45 years, respectively.

NOTE 11 —	STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000 and were valued at $1,011,000 based on the trading price of the common stock on the date that the shares were issued. The shares vest over a fifteen month period. In accordance with ASC 505-50-30, the shares issued will be periodically revalued through the vesting period, and amount recorded as prepaid consulting will be expensed based on the value of the shares earned at each measurement date. During the year ended December 31, 2008, the Company recorded general and administrative expense of $527,801 related to the agreement and the balance of $483,200 is included in prepaid consulting at December 31, 2008. The difference between the amount recorded to additional paid-in capital upon issuance of the shares and the amounts ultimately expensed at the measurement dates pursuant to ASC 505-50-30 will be recorded as an adjustment to additional paid-in capital after all shares granted under the agreement have been earned.

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

On June 17, 2008, the Company entered into an agreement for financial consulting services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $3.50. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for financial consulting services, vests over a twelve month period, and expire in five years. The warrants were initially valued at $315,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 95%; average risk-free interest rate of 3.66%; expected term of 5 years; and dividend yield of 0%. In accordance with FASB ASC 505-50, the warrants will be periodically revalued through the vesting period. As of December 31, 2009, the estimated cumulative value of the vested and unvested warrants, based on the periodic revaluation, is $116,000. The value of the vested portion of the warrants is recorded to additional paid in capital and prepaid expense in the month that vesting occurs. The Company recorded general and administrative expense of $35,625 for the year ended December 31, 2009.

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

On May 4, 2009, the Company issued five-year warrants to purchase 2,123,600 shares of the Company’s common stock at $0.98 per share in connection with the “First Closing” of a private offering of the Company’s common stock. Warrants to purchase an additional the 212,360 shares of the Company’s stock were issued to the private placement agent.

On June 12, 2009, the Company issued five-year warrants to purchase 749,600 shares of the Company’s common stock at $1.11 per share in connection with the “Second Closing” of a private offering of the Company’s common stock. Warrants to purchase an additional the 74,960 shares of the Company’s stock were issued to the private placement agent.

On August 24, 2009, the Company issued five year warrants to purchase 403,621 shares of the Company’s common stock at $0.66 per share, connection with the issue of convertible debt which were valued and accounted for upon the issuance of the related convertible debt in 2008.

On September 15, 2009, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at a exercise price of $0.65 per share, subject to certain anti-dilution adjustments, in connection with a promissory note. The warrants expire five years from the date of grant.

On September 10, 2009, the Company issued a two-year warrant to purchase 116,000 shares of the Company’s common stock, exercisable at $0.60 per share, pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, to the Lender.

The following represents a summary of the warrants outstanding at December 31, 2009 and 2008 and changes during the years then ended:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding and exercisable, beginning of year	5,252,699	$3.38	4,528,668	$3.98
Granted	6,688,970	1.02	1,469,180	1.91
Expired/forfeited	(1,548,382)	2.85	(492,416)	5.00
Exercised	—	—	(252,733)	2.34

Outstanding and exercisable, end of year	10,393,287	$1.84	5,252,699	$3.38

The following table summarizes information about warrants outstanding at December 31, 2009:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)

$3.68	1,180,632	0.83
$4.74	1,366,319	2.00
$0.60	116,000	1.69
$2.69	209,166	3.71
$1.00	948,200	3.94
$1.13	598,400	4.08
$0.98	2,335,960	4.34
$1.11	824,560	4.44
$0.66	403,621	4.65
$0.60	200,000	4.69
$0.65	500,000	4.71
$1.25	1,710,429	0.42

	10,393,287

The outstanding warrants at December 31, 2009 are held by consultants and other service providers, stockholders, and current and former note-holders and are immediately exercisable.

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

November 2007 Offering

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

Common Stock Issued for Services

On September 14, 2007, the Board of Directors authorized the issuance of 250,000 shares of common stock to First International pursuant to an amendment to the consulting agreement dated July 22, 2005, for financial advisory services to be provided from September 22, 2007 through September 22, 2008. The shares were valued at $817,500 based on the trading price of the common stock on the measurement date. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. No underwriter was involved in this issuance. During 2008, the Company recorded selling, general and administrative expense of $592,687 related to the agreement.

On November 27, 2007, the Board of Directors authorized the issuance of 75,000 shares of common stock to Boston Financial Partners Inc. pursuant to an amendment to the consulting agreement dated September 16, 2003, for financial advisory services to be provided from November 1, 2007 through October 31, 2008. The shares were valued at $336,000 based on the trading price of the common stock on the measurement date. During 2008, the Company recorded general and administrative expense of $280,000 related to the agreement.

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

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with FASB ASC 505-50 , the shares issued will be periodically valued through the vesting period. Shares vested under the agreement were 80,000 and 220,000 during the years ended December 31, 2009 and 2008, respectively. The Company recorded general and administrative expense of $71,600 and $527,801 related to the agreement during the same years then ended.

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services, in which 183,326 shares were earned during the year ended December 31, 2009. In accordance with FASB ASC 505-50, the shares issued will be periodically valued, as earned, through the vesting period. During the year ended December 31, 2009, the Company recorded general and administrative expense of $128,162 related to the agreement.

On March 31, 2009, the Company issued 12,500 shares of the Company’s common stock to a consultant for investor relations services. The Company recorded $10,125 of expense during the year ended December 31, 2009 with respect to the shares issued, based on the value of the stock at the date the shares were earned.

On May 28, 2009, the Company entered into a Settlement Agreement and Release with Strategic Growth International Inc. (“SGI”), a consultant who provided investor relations services. Under the SGI Settlement Agreement and Release, the Company agreed to issue 56,000 shares of the Company’s common stock to SGI, which shares are subject to listing approval by the NYSE Amex US. These shares were approved on August 27, 2009. In lieu of cash payment for amount due of $56,089 for services rendered, the Company issued these shares based on the approval date valued at $35,280 and recorded a gain in the amount of $20,809 in the accompanying consolidated statements of operations and comprehensive income (loss) as of December 31, 2009.

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

During the third quarter of 2009 some holders of the convertible debt issued in September 2008 elected to convert debt under the terms of the agreement into stock and warrants. This conversion resulted in the issuance of 807,243 shares and 403,621 warrants with an exercise price of $0.66 (see Note 11.)

On September 22, 2009, the Company entered into an agreement with Lyon Consulting for investor relation services through September 2010. The Company granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued will be periodically valued through the vesting period. The shares were approved by the NYSE AMEX US on December 10, 2009. The Company recorded $27,000 related to the vested shares during the year ended December 31, 2009.

On January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008. During the quarter ended September 30, 2009 the Company’s stockholders approved this grant of common stock to the Company’s independent directors and approximately $72,000 in expense has been recorded based on the stock price at August 21, 2009 (date in which approval was obtained) in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2009.

On September 29, 2009, the Company entered into an agreement regarding the Cancellation of Indebtedness with SOX Solutions. The Company agreed to issue 67,800 shares of the Company’s common stock to SOX Solutions, which shares are subject to listing approval by the NYSE Amex US. The shares were issued on December 10, 2009 and valued at $0.29 per share. As a result of the reclass, the Company recorded a gain on settlement of $26,442 which is included in interest and income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2009.

On October 23, 2009, the Company entered into a Trigger Event Agreement with St. George Investments, LLC. Under the Trigger Event Agreement, the Company agreed to issue 250,000 shares of common stock to St. George Investments, LLC. The shares are subject to listing approval by the NYSE Amex US. The shares were issued on December 12, 2009 and valued at $0.29 per share. The Company recorded the issuance as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2009.

On November 30, 2009, the Company entered into a securities purchase agreement with Alpha Capital Group and Whalehaven Capital Funds. The Company issued 1,860,714 and 1,428,571 shares of the Company’s common stock to Alpha Capital Group and Whalehaven Capital Funds, respectively. The stock price of the common shares issued was valued at $0.28 per share with aggregate proceeds of $812,320, which is net of direct offering costs of $108,680. In connection with the securities purchase agreement, the Company also issued 6.5 year warrants, which represents 50% of the common stock issuances. As a result, the Company issued warrants to purchase 930,357 and 714,286 of the Company’s common stock, $0.001 par value per share, at an exercise price of $1.25 per share to Alpha Capital Group and Whalehaven Capital Funds, respectively, subject to certain anti-dilution adjustments. The terms associated with the conversion feature and the reset of the exercise price of the warrants resulted in classifying these instruments as derivative liabilities (see Note 1). On the date of issuance, the Company recorded a derivative liability of $509,839. The derivative was revalued at December 31, 2009, which resulted in a change in fair value of the derivative liability. In connection with the revaluation, the Company recorded a gain of $197,357 in the interest income (expense), net of the accompanying statement of operations and comprehensive income (loss).

On November 11, 2009, the Company entered into an agreement with First International Capital Group, Ltd., to provide investor relations services. In connection with the agreement, the Company issued a total of 900,000 shares of the Company’s common stock, par value $0.001. The service term is six months (commencing November 24, 2009 and ending May 25, 2010). The value of the common shares using the stock price on date of commencement is $0.24 per share. The total value of $360,000 is recorded as prepaid consulting expense and will be amortized over the service period of six months. As of December 31, 2009, the Company amortized $60,000 as general administrative expenses in the accompanying statement of operations and comprehensive income (loss).

NOTE 13 — SEGMENT REPORTING

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

The following is information for the Company’s reportable segments for the year ended December 31, 2009:

	China	Corporate	Total

Net revenue	$8,469,652	$158,017	$8,627,669
Gross profit	$3,147,110	$120,346	$3,267,456
Depreciation and amortization	$888,589	$207,182	$1,095,771
Interest expense	$81,834	$2,423,271	$2,596,606
Loss before discontinued operations	$(1,397,511)	$(11,084,507)	$(12,482,018)
Capital expenditures	$1,447,356	$296,709	$1,744,065

The following is information for the Company’s reportable segments for the year ended December 31, 2008:

	China	Corporate	Total

Net revenue	$23,694,678	$80,222	$23,774,900
Gross profit	$12,184,904	$59,605	$12,244,509
Depreciation and amortization	$1,219,487	$124,190	$1,343,677
Interest expense	$367,970	$100,561	$468,531
Income (loss) before discontinued operations	$10,508,239	$(9,795,291)	$712,948

NOTE 14 — RELATED PARTY TRANSACTIONS

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $229,000 and $237,000 are included in accrued salaries and wages and $86,000 and $280,000 are included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively. The Company has not made the monthly $18,000 payments due, nor paid the premiums on a life insurance policy on the former officer since October 2009 and as of December 31, 2009 was in default under this obligation.

As part of the deconsolidation of JPI as of September 29, 2009, the Company recorded a note receivable from JPI totaling $5,350,000 and an offsetting allowance of $2,675,000. These amounts were previously classified as intercompany balances and eliminated in consolidation. The note bears interest at 12% annually. The payment terms are expected to be finalized in fiscal 2010.

During the year ended December 31, 2009, the Company received services from tripoint capital advisors, LLC, which was Co-founded by the audit committee chairman. The Company incurred $27,000 for expenses and the full amount is outstanding at Dec. 31, 2009.

NOTE 15 — SUBSEQUENT EVENTS (Unaudited)

 In January 2010, 1,100,000 shares were issued to two consultants.

NYSE Amex Listing

On December 23, 2009, the Company received a letter from NYSE Amex (the “Exchange”), indicating that the Company was below certain of the Exchange’s continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that the Company had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company could continue operations and/or meet our obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, the Company’s Common stock may not be suitable for auction market trading. The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by January 22, 2010, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. Management submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2009, and supplemented it thereafter. The Exchange notified us on March 24, 2009 that it accepted our plan of compliance and granted us an extension until June 15, 2010 to regain compliance with the continued listing standards. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against us. As of the date hereof , the Company have not received any updates from the Exchange regarding compliance with the continued listing standards.

Defaults on Prior Note Financings: Proposed Debt Exchanges

In December 2008 and January 2009, the Company completed two closings with note holders of 12% Senior Notes (the “Series 1 Note Holders”), pursuant to which we issued an aggregate of $1,757,500 in 12% Series 1 Senior Notes (“Series 1 Notes”); in consideration thereof, we issued the Series 1 Note holders warrants to purchase up to 1,406,000 shares of common stock at $1.00 per share. In May and June 2009, we completed two closings with note holders of the 12% Series 2 Senior Promissory Notes (the “Series 2 Note Holders,” together with the Series 1 Note Holders, the “Note Holders”), pursuant to which we issued an aggregate of $1,796,000 in 12% Series 2 Senior Notes (“Series 2 Notes,” together with the Series 1 Notes, the “Notes”); in consideration thereof, we issued the Series 2 Note Holders warrants to purchase up to 2,873,200 shares of common stock at $0.98 per share. The terms of the Series 2 Notes provided that if the stockholders of the Company do not approve of the Series 2 Note Offering by September 1, 2009 and the Company did not redeem the 12% Series 2 Notes by November 30, 2009, then the holders of such 12% Series 2 Notes shall be entitled to declare such notes in default and declare the entire principal and unpaid accrued interest thereon immediately due and payable. Additionally, since we have not yet paid the interest that was due on December 1, 2009 or March 1, 2010, we were in default. Although we have not received any notice from the holders of the Series 2 Notes requesting we cure this default, we have exceeded the cure period and therefore, all of the Series 2 Notes are immediately due and payable and the interest increased from 12% per annum to 18% per annum. Interest is also accruing on the Series 1 Notes.

The Company has been carrying approximately $7,900,000 of indebtedness that is in default, or is due on outstanding notes and other contractual obligations which are past due or soon to be due. Management is concerned that we may not have sufficient cash to satisfy these debts and carry on our current operations. Therefore, Management believes it is prudent to reserve as much cash as possible for our operations.

To that end, in March 2010, Management put together various exchange agreements (the “Debt Exchanges”) to enter into with a majority, and potentially all, of our debt holders subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding notes or other debt obligations for shares of our Common Stock. Although the exchange terms vary slightly between the debt holders — based upon the terms of each of the particular notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, we filed a Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and are in the process of responding to SEC comments regarding same so that we can finalize the proxy and send it out to our shareholders. We have the right to seek Shareholder Approval two times; if we do not receive Shareholder Approval at the second meeting, we shall fall back into default on all of the notes for which shareholders did not approve the issuance of shares pursuant to the related exchange agreement . Once we obtain Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be forgiven and the holders thereof shall waive all current and future defaults under the debt. Second, we agreed to use our best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement we file under the Securities Act of 1933, as amended. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges are subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable against us until we receive Shareholder Approval and approval of the NYSE Amex to list the shares, which we cannot guarantee and therefore the exchange may never occur.

At this time, based on the recent rise in the price of our shares of Common Stock and the closing of the “March-April 2010 12% Convertible Note Financing” discussed below, it is unclear whether we will proceed with the proposed Debt Exchange . If and when we do receive Shareholder Approval, we shall disclose the final amount of debt that shall be exchanged and the total number of shares issued in exchange therefor. Any shares of Common Stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated thereunder.

In March 2010, we also entered into an Exchange Fee Agreement with Cantone Research Inc., who was the placement agent for the original issuance of the Notes. Pursuant to the Exchange Fee Agreement, Cantone Research agreed to negotiate the exchange with the Note Holders described above and obtain the Note Holders agreement and signature to the exchange agreement. Under the Exchange Fee Agreement, we agreed to pay Cantone Research a fee of 2% of the total principle and interest that is due, up through March 1, 2010, on the Notes, which, as of the date we entered into the Exchange Fee Agreement, was $3,952,402.50, 2% of which is $79,048. We agreed to pay Cantone Research the number of shares of our Common Stock that is equal to the quotient of $79,048 divided by $0.28, or 282,314 shares. We also agreed to reduce the exercise price of the placement agent warrants issued to Cantone Research to $0.28 per share upon completion of the Debt Exchange. The issuance of shares to Cantone Research under the Exchange Fee Agreement is subject to NYSE Amex and Shareholder Approval. If we do not receive Shareholder Approval, we will have to pay the exchange fee in cash. Further, if we do not proceed with the Debt Exchanges, none of the other agreements with Cantone Research Inc. will be consummated.

Also in March 2010, in an effort to further reduce our cash expenditures, we also amended a consulting agreement with one of our corporate consultants — Cantone Asset Management LLC. Under the original consulting agreement, we were to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued them warrants to purchase 200,000 shares of our common stock at $0.60 per share. Pursuant to the amendment, (i) Cantone Asset shall instead be paid with an aggregate of 514,285 shares of our common stock, (ii) we will use our best efforts to register those shares in the next registration statement we file; and, (iii) we will engage counsel to issue a blanket opinion to our transfer agent regarding the amendment shares once the related registration statement is declared effective. In consideration for Cantone Asset agreeing to the amendment, we agreed to adjust the exercise price of their warrant to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will still be effective, but we will have to pay the consulting fee in cash.

St. George Convertible Note and Warrant Purchase Agreement Defaults and Waivers; Note Conversions and Warrant Exercises After January 1, 2010

On September 15, 2009, we issued a 12% Convertible Promissory Note (the “St. George Note”). to St. George Investments, LLC (“St. George”). On December 11, 2009 we entered into a Waiver of Default with St. George pursuant to which we agreed to repay the entire balance of the St. George Note and any adjustments thereto pursuant to the terms of the initial Waiver by February 1, 2010. Since we failed to pay the entire balance of the note by February 1, 2010, we were in default on the St. George Note. On February 16, 2010, we entered into a Waiver of Default agreement (“February 16 Waiver”) with St. George pursuant to which: (i) St. George waived all defaults through May 15, 2010 and agreed not to accelerate the amounts due under the Note before May 15, 2010 and (ii) St. George shall exercise their Warrant to purchase 140,000 shares of our common stock at $0.65 per share. In consideration for this waiver, we agreed to pay St. George a default fee equal to $50,000, which shall be added to the balance of the Note effective as of the February 16, 2010. The February 16 Waiver included a provision that would reinstate the default if the company failed to comply with the terms of the February 16 Waiver.

At various times during the period January 1, 2010 through April 8, 2010, St. George converted portions of the remaining principal and interest due on the St. George Note and in consideration thereof, the Company issued to St. George an aggregate of 2,568,951 shares of our Common Stock. In addition during the same period, St. George exercised warrants to purchase an aggregate of 400,000 Shares of our Common Stock. All of such note conversions and warrant exercises during 2010 were at $.28 per share. The total net proceed from the exercise of warrants by St. George during such period was $112,000. There were no net proceeds from the various note conversions.

Note and Warrant Purchase Agreements- March and April 2010

After the year ended December 31, 2009, the Company sought additional financing for its continuing operations. On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“Lender”) pursuant which the Company issued the Lender a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of an event of certain triggering events. The Purchase Agreement includes a warrant to purchase up to 1,100,000 shares of the Company’s Common Stock at an exercise price of $.28. The Note carries a 20% original issue discount and matures on March 22, 2011. In addition, the Company agreed to pay $200,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds the Company received were $540,000, exclusive of finder’s fees paid in connection with the transaction. The Lender may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events.

The transaction with the Lender was the “First Closing” of a series of similar transactions, which together are hereinafter referred to as “March-April 2010 12% Convertible Note Financing.” On April 8, 2009, the Board of Directors authorized the Company to enter into additional Purchase Agreements to issue up to an additional $7,500,000 of 12% Convertible notes and to issue warrants to issue up to an additional 15,000,000 shares of the Company’s Common Stock pursuant to the March-April 2010 12% Convertible Note Financing.

On April 8, 2010, in the “Second Closing” of the Lender and other accredited investors purchased an aggregate of $5,524,425 principal amount of additional 12% Convertible Notes and issued additional warrants to purchase 6,569,585 shares of the Company’s Common Stock at an exercise price of $.38 per share on terms substantially the same as described above in the First Closing with the Lender. The net proceeds from the Second Closing were $3,225,000, exclusive of any finder’s fees paid in the Second Closing.

On April 13, 2010, in the “Third Closing” of the March-April 2010 12% Convertible Note Financing, Lender and other accredited investors, purchased an aggregate of $3,957,030 principal amount of additional 12% Convertible Notes and issued additional warrants to purchase 4,705,657 shares of the Company’s Common Stock exercisable at $.69 per share on terms substantially the same as described above in the First Closing and Second Closing.. The net proceeds from the Third Closing were $2,310,000, exclusive of any finder’s fees paid in the Second Closing.

The Company applied for listing of all of the shares of the Common Stock issuable on conversion of the 12% Convertible Note and upon exercise of the warrant issued to the Lender in the First Closing with the NYSE Amex, but has not yet received approval for listing. Any shares of Common Stock issuable in excess of NYSE Amex Rule 713 so-called “19.99% Cap” will require stockholder approval. No stockholder approval has been solicited or obtained as of the date hereof. The Company intends to file an additional listing application with the NYSE Amex to list all of the shares of the Company’s Common Stock issuable on conversion of the 12% Convertible Notes and on exercise of the warrants issued in the Second Closing and the Third Closing. The Company also intends to seek stockholder approval for a waiver of the 19.99% Cap on such shares.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Our management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009. Based on its evaluation, our management concluded that our internal control over financial reporting has the following deficiencies as of December 31, 2009:

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

In summary, the control deficiencies and material weaknesses noted above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

Remediation of Material Weakness

As of December 31, 2009, there were control deficiencies which constitute as a material weakness in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:

1. authorized the addition of staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department and information technology department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures related to all of our US locations;

2. issued policies and procedures regarding the delegation of authority and conducted training sessions with appropriate individuals at our subsidiary locations.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2009. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.

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

Our Audit Committee, Board of Directors and management and KMJ Corbin and Company LLP discussed these weaknesses and we have assigned the highest priority to their correction. In 2010, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There is no information that was required to be disclosed, but was not disclosed in a report on a Form 8-K during the fourth quarter of our fiscal year ending December 31, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers as of [          ]. The size of our board is currently set at five and is divdided into three classes. The terms of two directors will expire at this year’s Annual Meeting; the term of one director shall expire at the Annual Meeting of Stockholders to be held in 2011 (Class II); and the terms of the two remaining directors shall expire at the Annual Meeting of Stockholders to be held in 2012 (Class I). Currently, Douglas MacLellan and Minghui Jia serve as the Class I directors, Michael Boswell serves as the Class II director, and William Thompson and Edward Arquilla serve as the Class III directors. Commencing with this year’s Annual Meeting, one class of directors will be elected for a three-year term at each Annual Meeting of Stockholders. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

		Year First
Name	Age	Elected	Position(s)

Douglas C. MacLellan	55	1991	Executive Chairman and Chief Executive Officer
Akio Ariura	52	2006	Chief Financial Officer
Michael Boswell	40	2008	Director
William M. Thompson III, M.D.	82	1989	Director
Edward R. Arquilla, M.D., Ph.D.	87	1997	Director
Minghui Jia	49	2006	Director

Mr. MacLellan transitioned into his new role after nearly 17 years on Radient’s Board. He was appointed to the Board in 1992 and became Chairman of the Audit and Governance committees in 2001. In 2008 he assumed the role of non-executive Chairman serving as an advisor and lead Company spokesperson for Radient. Mr. MacLellan has been a member of our Board since 1992 and is Chairman of the Board’s Audit and Governance Committees. Mr. MacLellan is currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. From August 2005 to the present, Mr. MacLellan has been a member of the Board of Directors of Edgewater Foods, International, Inc. Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of Directors of AXM Pharma, Inc. (AXMP.PK) and its predecessors. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

Mr. Boswell was elected to the Board in 2008. Mr. Boswell is President, COO and Chief Compliance Officer for TriPoint Global Equities, LLC, a FINRA member firm that maintains ,specialty practices in institutional private placements, mergers and acquisitions and corporate finance. He provides high-level financial services to start-up businesses and small-to-mid-sized companies including holding executive and CFO positions with client companies. Mr. Boswell is also Managing Director of TriPoint Capital Advisors, LLC a merchant bank and financial advisory affiliate of TriPoint Global. With TriPoint Capital Advisors he has assisted numerous companies by providing high-level advice regarding corporate finance, corporate structure, corporate governance, mergers and acquisitions, SOX 404 compliance, implications of various SEC rules and FASB Emerging Issues Task Forces issues as they relate to private placements, SEC reporting and disclosure requirements, employee option programs, and the overall reverse merger process. Mr. Boswell is currently a member of the board of directors and chairman of the audit committee of AMDL, Inc. (AMEX: ADL), a publicly held biotechnology firm and a Director and Acting Chief Accounting Officer for Ocean Smart, Inc. (OTC BB: OCSM). Prior to the founding of TriPoint Global, Mr. Boswell had a number of executive positions focusing on business development and management consulting. He also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. Mr. Boswell earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland; he holds the Series 24, 82 and 63 licenses.

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

Communications with Directors

Stockholders may communicate with the Chairman of the Board, the directors as a group, the non-employee directors or an individual director directly by submitting a letter in a sealed envelope labeled accordingly and with instruction to forward the communication to the appropriate party. Such letter should be placed in a larger envelope and mailed to the attention of our Secretary at Radient Pharmaceuticals Corporation, 2492 Walnut Avenue, Suite 100, Tustin, California 92780. Shareholders and other persons may also send communications to members of our Board who serve on the Audit Committee by utilizing the webpage on our website, http://www.amdl.com, designated for that purpose. Communications received through the webpage are reviewed by a member of our internal audit staff and the chairperson of the Audit Committee. Communications that relate to functions of our Board or its committees, or that either of them believes requires the attention of members of our Board, are provided to the entire Audit Committee and reported to our Board by a member of the Audit Committee. Directors may review a log of these communications, and request copies of any of the communications.

Board of Directors Meetings

During the fiscal year ended December 31, 2009, there were [          ] meetings of the Board as well as numerous actions taken with the unanimous written consent of the directors.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during 2009 all Section 16(a) filing requirements applicable to our officers, directors and persons who own more than 10% of our outstanding shares of common stock were complied with.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: [          ].

Audit Committee and Financial Expert

Our Board has established an Audit Committee consisting of Mr. Boswell, Dr. Thompson and Dr. Arquilla, each of whom is independent within the meaning of the rules of the NYSE Amex and the enhanced independence requirements for audit committee members under Exchange Act Rule 10A-3. The Audit Committee met [          ] times in 2009. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and

10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by Radient regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to Radiet by the independent accountants who audit its financial statements. At each meeting, Committee members may meet privately with representatives of our independent accountants and with Radient’s Chief Financial Officer.

The Board has determined that Mr. Boswell, an independent director, satisfies the “financially sophisticated” requirements set forth in the NYSE Amex Company Guide, and has designated Mr. Boswell as the “audit committee financial expert,” as such term is defined by the Amex. Mr. Boswell’s qualifications as an audit committee financial expert are described in his biography above.

A current copy of our Audit Committee’s amended and restated charter is available upon request.

Item 11.	Executive Compensation

The following table sets forth all compensation received during the two years ended December 31, 2009 by our Chief Executive Officer, Chief Financial Officer and each of the other two most highly compensated individuals whose total compensation exceeded $100,000 in such fiscal year. These officers and individuals are referred to as the Named Executive Officers in this Proxy Statement. As of October 31, 2008, Mr. Dreher resigned as our President and CEO and Douglas MacLellan was appointed to fill those positions; however, we are required to provide executive compensation information for the last two completed fiscal years. Upon Mr. MacLellan’s appointment, we agreed to pay him an annual base salary of $360,000, to be paid in equal monthly installments, and he is also entitled to certain bonuses, the latter of which he has deferred until the Company’s cash position improves.

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-qualified
						Incentive Plan	Deferred	All Other
		Salary	Bonus	Stock	Option	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)	Awards ($)	Awards ($)	Earnings ($)	Earnings ($)	($)		Total ($)

Gary L. Dreher(1)	2009	$—	$—	$—	$—	$—	$—	$—		$—
Gary L. Dreher President & CEO(1)	2008	$541,667	$100,000	$—	$500,420 (2)	$—	$—	$164,815	(3),(4)	$1,306,902
Douglas MacLellan,	2009	$360,000	$30,000	$—	$127,940	$—	$—	$—		$517,940
President, CEO & Chairman Douglas MacLellan, President, CEO & Chairman(1)	2008	$—	$60,000 (6)	$—	$—	$—	$—	$180,000	(5)	$240,000
Akio Ariura, CFO	2009	$300,000	$20,000	$—	$40,900	$—	$—	$—		$360,900
Akio Ariura	2008	$218,749	$20,000	$—	$—	$—	$—	$—		$238,749
Frank Zheng(7)	2009	$186,667	$—	$—	$20,000	$—	$—	$—		$206,667
Frank Zheng	2008	$360,000	$85,000	$—	$48,958	$—	$—	$—		$493,958
Minghui Jia(7)	2009	$186,667	$—	$—	$20,000	$—	$—	$—		$206,667
Minghui Jia	2008	$240,000	$85,000	$—	$48,958	$—	$—	$—		$373,958

(1)	Effective as of October 31, 2008, Mr. Dreher resigned from all of his positions; Mr. MacLellan replaced Mr. Dreher as our President, Chief Executive Officer and Chairman in November 2008.

(2)	The value of option awards included in this column represents the compensation costs recognized by the Company in fiscal year 2008 for option awards made or modified in 2008 calculated pursuant to SFAS No. 123(R). The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by Mr. Dreher, if any, will depend on the share price on the exercise date. The assumptions we used with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in our Form 10-K for the year ending December 31, 2009. There were no forfeitures during the year.

(3)	Mr. Dreher’s perquisites and other personal benefits include certain amounts for life insurance, car allowance and membership dues aggregate $14,815.

(4)	Effective as of October 31, 2008, Mr. Dreher resigned and his compensation as an executive officer ceased as of such date. He received $125,000 upon the effective date of his Severance Agreement, and we paid $25,000 of his legal expenses. In addition, we agreed to pay Mr. Dreher $540,000 in monthly installments of $18,000, commencing January 31, 2009 for consulting services, as well as continuation of certain insurance coverages.

(5)	As Chairman of our Compensation Committee and as Chairman of our Governance and Audit Committees, Douglas MacLellan received an additional $15,000 per month.

(6)	Pursuant to Mr. MacLellan’s appointment as our President and CEO in November 2008, he earned a bonus of $60,000 for the quarter ended December 31, 2008.

(7)	Due to the compensation received, we are including Mr. Zheng and Mr. Jia — two of our directors — in this table since disclosure would be required but for the fact that they were not serving as an executive officer at the end of the last completed fiscal year.

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

Outstanding Equity Awards at Fiscal Year End

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($/Sh)	Date

Gary Dreher	35,088	—	—	2.85	2/27/2011
	24,913	—	—	2.85	2/27/2011
	200,000	—	—	3.70	10/8/2011
	172,000	—	—	4.06	5/31/2012
	262,500	37,500	—	3.45	3/3/2013
Douglas MacLellan	36,000	—	—	2.85	2/27/2011
	120,000	—	—	3.70	10/8/2011
	90,000	—	—	4.06	5/31/2012
	175,000	25,000	—	3.45	3/3/2013
Akio Ariura	27,027		—	3.70	10/8/2011
	12,973		—	3.70	10/8/2011
	50,000		—	4.06	5/31/2012
	43,750	6,250	—	3.45	3/3/2013
Frank Zheng	43,750	6,250	—	3.45	3/3/2013
Minghui Jia	43,750	6,250	—	3.45	3/3/2013

2008-2009 Performance and Equity Incentive Plan

On January 7, 2009, we adopted a new performance based incentive plan, entitled the 2008-2009 Performance and Equity Incentive Plan ( “Performance Plan”) for key executives that is based on meeting specific comprehensive net income targets established by the Board of Directors. The Performance Plan authorizes us to issue up to 1,000,000 shares of our common stock. The Performance Plan was not approved by our stockholders.

Also, on January 7, 2009, we awarded a group of twelve executives and employees an aggregate of 765,000 shares of our restricted common stock,( subject stockholder approval of the Plan) and to meeting the following performance targets, which coincide with our guidance objectives over five quarterly periods as follows:

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

The Change in Control Severance Pay Plan was terminated in April 2009.

Director Compensation

The following table contains information regarding the compensation of our directors for the fiscal year ending December 31, 2009:

					Nonqualified
				Non-equity	Deferred
			Option	Incentive Plan	Compensation	All other
	Fees Earned or	Stock	Awards	Compensation	Earnings	Compensation	Total
Name	Paid in Cash ($)	Awards ($)	($) (1)	($)	($)	($)	($)

William M. Thompson, III, MD	$1,000	$—	$46,200	$—	$—	$—	$77,200
Michael Boswell	$37,500	$—	—	$—	$—	$—	$37,500
Edward R Arquilla, MD, PhD	$15,500	$—	$21,600	$—	$—	$—	$37,100

(1)	The value of option awards included in this column represent the compensation costs recognized by the Company in fiscal year 2009 for option awards made in 2009 and in prior fiscal years calculated pursuant to ASC 718-10. The values included within this column have not been, and may never be realized. The options might never be exercised and the value received, if any, by the director, will depend on the share price on the exercise date. The assumptions used by the Company with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the period ending December 31, 2009.

Effective June 1, 2009, in connection with across-the-board comprehensive cost containment measures, our Board of Directors voted to reduce fees paid to independent directors from [     ] to $2,500 for in-person attendance and $500 for telephonic attendance at Board meetings. As Chairman of our Compensation Committee and of our Audit Committee, Mr. Boswell will receive an additional $10,000 per year and, as Chairman of our Governance Committee, Dr. Thompson will receive an additional $1,000 per year.

Also on January 7, 2009, we awarded a bonus of 40,000 shares of our restricted common stock to each of our independent directors for their extraordinary services to us, subject to approval of the stockholders and the listing on the NYSE Amex. None of these 120,000 shares of common stock are part of the Performance Plan and none of these shares are subject to any vesting or other performance criteria.

We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to us. This is permitted by our Certificate of Incorporation and our Bylaws.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2009:

			Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation plans approved by security holders	2,257,000	3.93	844,251
Equity compensations plans not approved by security holders	0	0	0

Total	2,257,000	3.93	844,251

Stock Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our shares of common stock as of March 31, 2009 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

	Number of		Percentage
Name and Address(1)	Shares		Owned

Douglas C. MacLellan	477,000	(2)	3%
Akio Ariura	140,000	(3)	0.8%
William M. Thompson III, M.D.	231,000	(4)	1.3%
408 Town Square Lane
Huntington Beach, CA 92648
Edward R. Arquilla, M.D., Ph.D.	111,000	(5)	0.6%
Department of Pathology
University of California — Irvine
Irvine, CA 92697
Minghui Jia	1,943,672	(6)	10.3%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Fang Zheng	1,942,672	(7)	10.3%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Jade Capital Group	972,672	(8)	5.4%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Mike Boswell	0	(9)	0%
400 Professional Drive
Suite 310
Gaithersburg, MD 20879
Gary L. Dreher	982,000	(10)	7.0%
6301 Acacia Hill Dr.
Yorba Linda, CA 92886
All Directors and Officers as a group (8 persons)	6,800,016		16%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes, 36,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share,120,000 shares of common stock issuable upon the exercise of options at $3.70 per share,90.000 shares of common stock issuable upon the exercise of options at $4.06 per share and 200,000 shares of common stock issuable upon the exercise of options at $3.45 per share.

(3)	Includes 40,000 shares of common stock issuable on exercise of options at $3.70 per share, 50,000 shares of common stock issuable on exercise of options at $4.06 per share and 50,000 shares of common stock issuable on exercise of options at $3.45 per share.

(4)	Includes, 30,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 40,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 50,000 shares of common stock issuable upon the exercise of options at $3.70 per share,50,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 50,000 of common stock issuable upon exercise of options at $$3.45 per share. Excludes 40,000 shares of common stock subject to stockholder approval granted January 9, 2009 and not presently exercisable.

(5)	Includes, 20,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 11,000 shares of common stock issuable upon the exercise of options at $4.65 per share, 20,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 20,000 shares of common stock issuable upon the exercise of options at $3.70 per share,20,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 20,000 shares of common stock issuable upon exercise of options at $3.45 per share. Excludes 40,000 shares of common stock subject to stockholder approval granted January 9, 2009 and not presently exercisable.

(6)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Jia is a director and principal stockholder, options to purchase 220,000 shares of common stock exercisable at $2.95 per share and 50,000 shares of common stock exercisable at $3.45 per share.

(7)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Zheng is a director and principal stockholder, options to purchase 220,000 shares of common stock exercisable at $2.95 per share and 50,000 shares of common stock exercisable at $3.45 per share.

(8)	Includes 100,000 shares held in escrow held by a third party for the issuance by the SFDA of a permit or the equivalent regulatory approval for the Company to sell and distribute ONKO-SUREtm in the PRC. Amendment No. 3 to the Escrow agreement was executed on March 24 2009 extending the required approval date to March 28, 2010.

(9)	Excludes 40,000 shares of common stock subject to stockholder approval granted January 9, 2009 and not presently exercisable.

(10)	Includes 60,000 shares of common stock issuable upon the exercise of options at $2.85 per share, 50,000 shares of common stock issuable upon the exercise of options at $4.65 per share, per share, 140,000 shares of common stock issuable upon the exercise of options at $6.15 per share, 60,000 shares of common stock issuable upon the exercise of options at $4.15 per share, 200,000 shares of common stock issuable upon the exercise of options at $3.70 per share,172,000 shares of common stock issuable upon the exercise of options at $4.06 per share and 300,000 shares of common stock issuable upon exercise of options at $3.45 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we do not have formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Promoters and Certain Control Persons

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been [          ].

Director Independence

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Board will consist of independent directors. An “independent” director is a director who meets the NYSE Amex definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the non-employee directors — Dr. Arquilla, Mr. Boswell, and Dr. Thompson — satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE Amex listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships) with Radient, other than as a director and shareholder. NYSE Amex listing standards also impose certain per se bars to independence, which are based upon a director’s relationships with Radient currently and during the three years preceding the Board’s determination of independence.

The Board considered all relevant facts and circumstances in making its determinations, including the following:

•	No non-employee director receives any direct compensation from WidePoint other than under the director compensation program described in this proxy statement.

•	No immediate family member (within the meaning of the NYSE Amex listing standards) of any non-employee director is an employee of Radient or otherwise receives direct compensation from Radient.

•	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by Radient’s independent accountants.

•	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from Radient.

•	No Radient executive officer is on the compensation committee of the board of directors of a company that employs any of our non-employee directors (or any of their respective immediate family members) as an executive officer.

•	No non-employee director (or any of their respective immediate family members) is indebted to Radient, nor is Radient indebted to any non-employee director (or any of their respective immediate family members).

•	No non-employee director serves as an executive officer of a charitable or other tax-exempt organization that received contributions from Radient.

Non-management members of the Board of Directors conduct at least [          ] regularly-scheduled meetings per year without members of management being present. [          ] serves as the presiding director of such meetings. Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended December 31, 2009 and 2008 were as follows:

Services Provided	2009	2008

Audit Fees	$427,000	$430,000
Audit Related Fees	—	41,000
Tax Fees	—	[ ]—
All Other Fees	—	[ ]—

Total	427,000	$471,000

Audit Fees.  The aggregate fees billed for the years ended December 31, 2009 and 2008 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  There were no fees billed for the years ended December 31, 2009 and 2008 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  There were no fees billed for the years ended December 31, 2009 and 2008 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2009 and 2008 were for services other than the services described above. These services include attendance and preparation for shareholder and Audit Committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3).

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KMJ Corbin & Company LLP and the estimated fees related to these services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2)	All other schedules have been omitted because they are not required.

(3) Exhibits:

Exhibit
Number	Description:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)
3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

Exhibit
Number	Description:

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)
10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

Exhibit
Number	Description:

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)
10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)
10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

Exhibit
Number	Description:

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed March 31, 2008)
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Incorporated by reference from the Form 10-K filed April 15, 2009).
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Incorporated by reference from the Form 10-K filed March 31, 2008)
10.46	Change in Control Severance Pay Plan. (Incorporated by reference from the Form 10-K filed March 31, 2008)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 ( Incorporated by reference from the Form 10-K filed April 15, 2009.)
10.50	Note and Warrant Purchase Agreement dated March 22, 2010 ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.51	Form of Note ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.52	Form of Warrant ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.53	Form of Registration Rights Agreement dated March 22, 2010 ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
21.1	Subsidiaries of AMDL, Inc. include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and AMDL Diagnostics, Inc, a United States corporation.
23.1	Consent of KMJ Corbin & Company LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on April 15, 2010.

RADIENT PHARMACEUTICALS CORPORATION

By:	/s/ Douglas C. MacClellan
Douglas C. MacClellan,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas C. MacClellan and Akio Ariura, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. MacClellan DOUGLAS C. MACCLELLAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 15, 2010

/s/ Akio Ariura AKIO ARIURA	Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 15, 2010

/s/ Edward R. Arquilla EDWARD R. ARQUILLA	Director	April 15, 2010

/s/ Michael Boswell MICHAEL BOSWELL	Director	April 15, 2010

/s/ Minghui Jia MINGHUI JIA	Director	April 15, 2010

/s/ William M. Thompson, III WILLIAM M. THOMPSON III	Director	April 15, 2010

EXHIBIT INDEX

Exhibit
Number	Description:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)
3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)
3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)
10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)
10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)
10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)
10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

Exhibit
Number	Description:

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

Exhibit
Number	Description:

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)
10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)
10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed March 31, 2008)
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Incorporated by reference from the Form 10-K filed April 15, 2009).
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Incorporated by reference from the Form 10-K filed March 31, 2008)
10.46	Change in Control Severance Pay Plan. (Incorporated by reference from the Form 10-K filed March 31, 2008)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 ( Incorporated by reference from the Form 10-K filed April 15, 2009.)
10.50	Note and Warrant Purchase Agreement dated March 22, 2010 ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.51	Form of Note ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.52	Form of Warrant ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.53	Form of Registration Rights Agreement dated March 22, 2010 ( Incorporated by reference from the Form 8-K filed March 26, 2010.)
21.1	Subsidiaries of AMDL, Inc. include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and AMDL Diagnostics, Inc, a United States corporation.
23.1	Consent of KMJ Corbin & Company LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)