Form 10-K/A
period 2009-12-31
RADIENT PHARMACEUTICALS Corp
filed 2010-05-03
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16695
RADIENT PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100 Tustin, California 92780-7039 (Address of principal executive offices)	(714) 505-4460 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☑

                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of April 29, 2010, 29,231,112 shares of common stock were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 (the last trading day in the second calendar quarter of 2009) as reported by the NYSE Amex) $11,232,377 (based upon the closing price of the common stock on such date as reported. For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

None.

EXPLANTORY NOTE

On April 15, 2010, the undersigned registrant filed its Annual Report on Form 10-K for the year ended December 31, 2009. The registrant hereby amends the original Annual Report on Form 10-K to provide more accurate information related to the operations of registrant, primarily to update the state of its operations in China.  There have been no changes to the amounts reported in the consolidated financial statements, nor any significant changes to any related disclosures beyond those included in our originally issued Annual Report.

Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. As such, our Original Report continues to speak as of April 15, 2010 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

                In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-K/A and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: regulatory approval for our products; market demand for our products and competition; our dependence on licensees, distributors and management; impact of technological changes on our products; results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These factors individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

PART I

Item 1.  Business

We recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our ONKO-SUREtm, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned various business segments that we believe will enable us to monetize the value of some of our assets through either new partnerships, separate potential IPO’s or possible sales. These special assets include: (i) our 98% ownership in a China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (JPI); (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care produces with proprietary formulations that include human placenta extract ingredients sourced from the China operations of JPI.

Until September 2009, we operated in China through our wholly owned subsidiary, JPI. JPI engages in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. JPI originally manufactured and distributed its products through two wholly-owned Chinese subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). However, JPI sold its interest in YYB during June 26, 2009 and on September 29, 2009, we deconsolidated JPI due to the inability to exercise significant influence of its operations (See “Discontinued Operations” and “Deconsolidation” below). In connection with the deconsolidation, we reclassified our China pharmaceutical manufacturing and distribution business (conducted through our JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary.

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

Discontinued Operations and Dispositions

On January 22, 2009, our board of directors authorized management to sell the operations of YYB and it was sold on June 26, 2009. Proceeds from the sale of YYB consisted of a note receivable in the amount of 16 million Yuan Renminbi (“RMB”) (approximately U.S. $2,337,541), which is to be paid directly to a bank that JPI owed approximately 18,250,000 RMB (approximately U.S. $2,668,000) at the date of sale. In connection with the sale, JPI transferred rights to certain land and land use rights upon sale. JPI remains liable on the debt obligation to the bank for any amounts not paid by the buyer of YYB, as such obligation did not pass directly to the buyer.

Deconsolidation

During the third quarter of 2009, it became apparent to our management that our working relationship with management of our operations in China was becoming increasingly strained. Accordingly, we deemed it appropriate to seek alternative means of monetizing our investment. There were several issues that caused us to conclude accordingly, including, but not limited to:

•	Lack of responsiveness by the management in China to our requests for financial information;

•	Lack of responsiveness by management in China to our requests to transfer our funds to bank accounts under corporate control;

•	Lack of timely communication with their corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009, based on unanimous consent of our board of directors and an executed binding agreement (the “Agreement”) between us and certain individual stockholders in China, we deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, we deconsolidated JPI as of the date we ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, we agreed to exchange our shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents all outstanding shares of preferred stock, relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on the board of directors.

Despite the deconsolidation of JPI on September 29, 2009, we still believe JPI has a promising future. We hope that we will be able to sell off a portion or all of our ownership in JPI during the next 24 months. Alternatively, we will seek an exit from our investment at or after any public listing in China. We may also retain all or a portion of our remaining equity stake in JPI, if ownership continues to look promising.

Elleuxe Brand of Premium Anti-Aging Skin Care Products

We now intend to license or sell off our Elleuxe brand of cosmetic products that were originally developed by JPI in 2008, based upon their HPE anti-aging therapeutic products. We have reformulated these products for international markets under the brand name Elleuxe. The Elleuxe family of products is a therapeutic, high-end skin care product line based on the active ingredient ‘Elleuxe Protein” — our proprietary active ingredient that offers cell renewing properties designed to minimize the appearance of aging.

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

•
Two distinct exclusive five year distribution agreement with GenWay Biotech, Inc. This distribution agreement allows Genway Biotech, Inc, to market and sell ONKO-SUREtm for uses other than colorectal cancer to CLIA-certified laboratories in the US and as a lung cancer screen to laboratories in Canada.

In addition, ONKO-SUREtm test kits are currently being sold to one diagnostic reference laboratory in the U.S. Foreign distributors have the potential for transferring the tests onto their respective diagnostics platform(s), develop test kits that can be shipped to diagnostics laboratories to perform the test, run any additional clinical trials and seek additional regulatory approval for the new combination of the test kits and the instrument. At this time, through our distributors we have had only limited sales of these test kits outside the United States.

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

In addition to the USFDA regulation and approval process, each foreign jurisdiction may have separate and different approval requirements and processes. We previously applied for approval of the ONKO-SUREtm test kit in China, however, in June 2007, the Chinese approval process fundamentally changed. Under the new guidelines, the SFDA is unlikely to approve the marketing of the ONKO-SUREtm test kit without the following: approval by the USFDA (obtained July 2008) and sufficient clinical trial data in China. We engaged Jyton & Emergo Medical Technology, Inc. (Beijing, China), an international regulatory affairs and clinical research consulting group, to assist with the ONKO-SUREtm test kit clinical trials in China and with filing the SFDA application for the ONKO-SUREtm test kit. Along with Jyton & Emergo, we completed a Chinese-language application to support the ONKO-SUREtm test kit, and we met with the Director of Medical Device Evaluation for the SFDA to define our clinical trial requirements. In order to obtain SFDA approval, we would need to perform clinical testing of the ONKO-SUREtm test kit test for 1,000 patients in China at SFDA approved hospitals. We have terminated the services of a local Chinese company that was engaged to facilitate SFDA approval and we do not intend to undertake any clinical trials in China in 2010. Therefore, we cannot accurately predict when clinical trials will be completed or when SFDA approval might be obtained.

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

Collaboration with Mayo Clinic

We entered into a Collaboration Agreement on December 12, 2008 with the Mayo Clinic to conduct a clinical study for the validation of our next generation version of its USFDA-approved ONKO-SUREtm test kit. Through the validation study, the Mayo Clinic in conjunction with us will perform clinical diagnostic testing to compare our USFDA-approved ONKO-SUREtm test kit with a newly developed, next generation test. The Mayo Clinic is providing the bio-specimens to perform the study of approximately 1,000 subjects. The primary goal of the study to be undertaken in collaboration with Mayo Clinic is to determine whether our next generation ONKO-SUREtm test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers. The total costs of the study and related project fees are $312,072 under the contract.  Before any trials can be undertaken, the next generation test kit must be designed, validated and tested by us. The next generation version of ONKO-SURE is currently under product development in collaboration with the Mayo Clinic. The Mayo Clinic has provided clinical samples for a research project to address the effectiveness of the next generation ONKO-SURE test relative to the current ONKO-SURE test at early-stage colorectal cancer detection. We anticipate completion of this trial within a year after the trial is designed and validated. The results of this study would contribute to, but are not solely sufficient for a new 510k filing for USFDA clearance of the next generation test. We need to obtain and test serial, monitoring samples from colorectal cancer patients in order to file a 510k as a colorectal cancer monitoring test.

ONKO-SUREtm Test Kit Research and Development

During the years ended December 31, 2009 and 2008, we incurred expenses of $563,690 and $194,693, respectively, in research and development costs related to the USFDA and SFDA applications for approval of our ONKO-SUREtm test kit.

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

We sold YYB on June 26, 2009. The decision was based on a variety of factors, including the expiration of YYB’s GMP certification in March 2009, our estimates of the capital investment required to obtain recertification of the facility, our desire to redeploy amounts invested in the YYB facility into higher growth and/or potentially more profitable opportunities, and our desire to consolidate JPI’s manufacturing in Jiangxi province, China.

JJB is wholly-foreign owned enterprise (“WFOE”). WFOEs are limited liability companies established under Chinese Company Law that are exclusively owned by foreign investors. WFOEs are used to, among other things: enable local China based entities to carry on business in China, rather than operate in a representative capacity; acquire land use certificates to own and operate facilities in China; employ persons in China; hold intellectual property rights; protect intellectual property and proprietary technology; and issue invoices to their customers in RMB and record revenues in RMB, but convert the profits into U.S. dollars for distribution to their parent company outside China. There are also potential disadvantages of operating as a WFOE, including, but not limited to, unlimited liability claims arising from the operations in China and potentially less favorable treatment from governmental agencies than would be afforded to those entities operating with a Chinese partner.

Effective September 29, 2009 (the “Effective Date”), based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, the Company relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors.  Accordingly, it was determined that we did not maintain significant influence over the investee and, accordingly, have recorded such investment in accordance with the cost method.  Although, we maintain significant economic ownership in JPI, based on our evaluation of our lack of ability to influence, lack of a role in policy and decision making, no significant planned intercompany activity, among other things, we concluded that it would not be appropriate to account for such investment in consolidation or under the equity method of accounting.

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

JPI’s China Business Strategy

General

JPI is attempting to establish distribution agreements with large pharmaceutical distributors in the larger cities and provinces in China. JPI is also developing new products for distribution in China. JPI sells Goodnak and other anti-aging and skin care products through JJB’s existing distribution channels in China.

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

Marketing and Sales of JPI’s Products

JJB and YYB together had established a marketing program consisting of approximately forty sales managers and a network of distributors who market JJB’s and YYB’s products.

JPI’s subsidiary, JJB, sells directly to hospitals and retail stores and indirectly to other customers through distributors.

        Most of JPI’s revenues were derived from JJB’s products. For the period January 1, 2009 through September 29, 2009 and year ended December 31, 2008, sales to one customer comprised approximately 20% of JJB’s net revenues, respectively.

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

JJB has historically introduced new products by acquiring generic drug production technical information to be used in JJB’s SFDA generic drug applications to manufacture the new products. This information is acquired from third party specialty pharmaceutical product development companies, such as Jiangxi YiBo Medicine Technology Development, Ltd. (“YiBo”). In the past, JJB has purchased technical specifications from YiBo for approximately 10 new products through installment purchase transfer contracts (“New Medicine Transfer Contracts” or “MTCs”). In exchange for specified payments, these MTCs typically provide for one or more of the following: (a) transfer of any technical information related to the production of a new product, (b) product formulations, (c) a products manufacturing process, and (d) clinical data collection. In the event that JJB is unable to obtain SFDA approval to manufacture the product, YiBo will provide an alternate product formulation such that JJB can again apply for manufacturing rights with the SFDA.

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

JJB believes that it had no significant impairments of the amounts included in intangible assets for new products, individually or in the aggregate. However, it is possible that JJB may experience impairments of some of its intangible assets in the future, which would require JJB to recognize impairment charges and ultimately impair our investment in JPI.

JPI’s Product Development

JPI currently has applied with the SFDA for manufacturing rights to produce a number of generic drug products. JPI continues to search for new products to ensure a pipeline of products for future growth.

•	Pidotimod Tablets (an anti-aging product)

•	Epinastine Tablets (allergy product)

•	Paclitaxel (a cancer medication)

•	Creatine Phosphate Sodium Injections (a heart medicine)

•	Drotaverrine Hydrochloric (a chemotherapy therapeutic product)

•	Diammonium Glycyrrhizinate (a chemotherapy therapeutic product)

Additionally, YiBo is developing an HPE Capsule (anti-aging product) on JJB’s behalf. JJB has not yet applied to the SFDA or other regulatory agencies for required approvals or licenses to manufacture this product.

Chinese Pharmaceutical Regulations

Pursuant to Article 9 of the Law of China on Pharmaceutical Administration (“China Law”), pharmaceutical manufacturing enterprises must organize production according to the statutory administrative criteria on quality of pharmaceuticals formulated by the supervisory and administrative departments in charge of pharmaceuticals of the State Council. The SFDA requires that all facilities engaged in the manufacture of pharmaceutical products obtain the Good Manufacturing Practice (“GMP”) certification that meet the requirements of the China Law. JJB’s facility was renovated in 2009 and was issued GMP certificates necessary to conduct current operations.

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

JJB was notified by the Chinese Military Department of its intent to annex one of JJB’s plants that is located near a military installation. The proposed area to be annexed contains the facilities that are used to manufacture large and small volume parenteral solutions. Discussions regarding annexation are proceeding and we expect that JJB will be compensated fairly for the facility upon annexation. JJB intends to find a new single center site in Jiangxi Province, China to relocate its operations and combine them with any operations related to any product lines retained from YYB’s manufacturing, sales and distribution operations after the sale of YYB. We may have to spend significant time and resources finding, building and equipping the new location and restarting those operations. In addition, such new facilities will need to obtain GMP certification for all manufacturing operations.

CANCER THERAPEUTICS

Combination Immunogene Therapy

In August 2001, we acquired a combination immunogene therapy technology (“CIT”) that may be effective in building a cancer patient’s immune system and could eventually lead to a vaccine to protect patients known to be at risk because of a family history for certain types of cancer. CIT is intended to build the body’s immune system and destroy cancer cells. This technology involves injecting the cancer patient’s tumor with a vector carrying both a granulocyte-macrophage colony stimulating factor and a t-cell co-stimulating factor, thereby activating an immune response against the cancer cells. We are actively seeking additional pharmaceutical or biotechnology strategic partners with whom to form a joint venture or otherwise license our CIT technology.

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

In February 2009, we submitted a Response to Final Office Action in support of USPTO Application number 10/785,577 entitled “Combination Immunogene Therapy” that was filed February 23, 2004. We have not received any further indication, or comments, from the USPTO as to the outcome of our application, but remain optimistic about the likelihood of patent approval.

On April 1, 2010 we entered into an exclusive 5-year collaboration agreement with Jaiva Technologies, Inc. (“JTI”). Under the terms of the agreement, JTI will collaborate with clinical laboratories, hospitals and physicians in India to conduct clinical trials for RPC’s CIT technology. Additionally, JTI will support RPC in securing Indian government approval for the use of the CIT technology as a cancer therapy and vaccine throughout the country. JTI is a US-based multinational biotechnology company focused on the research and development, distribution, marketing and sales of promising third-party healthcare technology products, including RPC’s CIT cancer therapy and vaccine. JTI has agreed to underwrite any and all costs associated with its undertakings in India to commercialize our CIT technology. These cost could well exceed US$1.4 million. Both parties understand that JTI may raise additional capital from third parties to underwrite a portion or all of these costs. Although JTI anticipates being able to underwrite any and all costs directly or by raising capital from various third parties, no guarantee to this provision is provided by JTI. Both parties agree that any net profits derived by JTI or any of its partners or affiliates, as a result of any commercialization of our CIT technology, will be equally split between the parties.

OUR ONKO-SUREtm AND CIT PATENTS

Success in our business divisions depends, in part, on our ability to obtain U.S. and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties.

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

EXECUTIVE OFFICES

Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460. In September 2001, we registered our common stock under the Securities Exchange Act of 1934 and listed on the NYSE Amex exchange under the symbol RPC. You may review any of our public reports or information on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or review our reports at http://www.sec.gov. Information located on, or accessible through, our website is not incorporated into this filing unless this filing specifically indicates otherwise.

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

Of course, there may be other factors that prevent us from marketing a product such as the availability of sufficient cash to develop and market the product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval in multiple jurisdictions for a product varies by jurisdiction and by product. We cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

JPI’s operations in China involve significant risk.

JPI’s operations in China are conducted as WFOEs in China. Risks associated with operating as a WFOE include unlimited liability for claims arising from operations in China and potentially less favorable treatment from governmental agencies in China than if operated through a joint venture with a Chinese partner.

JPI’s Chinese operations are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. Compliance with changes in law may require JPI to incur additional expenditures or could impose additional regulation on the prices charged for its pharmaceutical products, which could have a material impact on JPI’s financial position, results of operations and cash flows and ultimately impair our investment in JPI.

        The Chinese government has the right to annex or take facilities it deems necessary. Currently, a portion of JJB’s facility that produces large and small volume parenteral solutions has been identified for annexation by the Chinese Military Department. The outcome of this event cannot be predicted at this time, but if the Chinese government takes this facility, although JPI expects that JJB will be compensated fairly for the facility, JJB will have to spend significant time and resources finding another location and restarting those operations in another area. JPI intends to consolidate JJB and any operations related to product lines retained after the sale of YYB in a single facility in a new location. This may in turn negatively affect the ability to monetize our investment in JPI.  Any such new location will need to obtain GMP certification. Such annexation, or the threat of such annexation, may also negatively impact our ability to monetize our investment in JPI, affect the timing of any public listing in China, and negatively impact JPI’s results of operation and financial condition, and ultimately impair our investment in JPI.

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

Our business is capital intensive and we may need additional operating capital.

Our business and operations are substantially dependent on the availability of enough cash to: (i) finance the costs of sales and marketing of our ONKO-SUREtm cancer test kits; and (ii) fund ongoing selling, general and administrative expenses of our business. Our existing cash resources may be insufficient to meet our long term needs.

At April 14, 2010, we had cash on hand in the U.S. of approximately $6.4 million. We require approximately $300,000 per month to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to ONKO-SUREtm test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; the development of international distribution of the Company’s planned HPE-based cosmetics product line; and compensation of executive management. Accordingly, in the future we may require additional operating capital to meet these needs. No assurances can be given that we will be able to obtain additional financing in the future, if needed for our operations.

Our independent registered public accounting firm has included a going concern paragraph in their report on our financial statements.

While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant operating loss in 2009, our negative cash flows from operations through December 31, 2009 and our accumulated deficit at December 31, 2009. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. In light of this situation, it is not likely that we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, other than the exercise of outstanding warrants, we do not at this time have any other commitments or agreements which provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

Our intangible asset is the CIT technology, which we acquired from Dr. Chang in August 2001. Whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, we are required to evaluate the carrying value of this asset, including the related amortization periods. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of this intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products.

Patent approval for eight original claims related to the CIT technology was obtained in May 2004 and a continuation patent application was filed in 2004 for a number of additional claims. No regulatory approval has been requested for our CIT technology and we may not have the funds to conduct the clinical trials which would be required to obtain regulatory approval for our CIT technology. Accordingly, we entered into a five year collaboration agreement to create one or more clinical trials that would lead to gaining governmental approval in the country of India. If our CIT technology is unable to pass the clinical trials required to obtain regulatory approval, or if regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our CIT technology and other intangible technology may have a substantially reduced value, which could be material. As intangible assets represent a substantial portion of assets in our consolidated balance sheet, any substantial deterioration of value would significantly impact our reported consolidated financial position and our reported consolidated operating results.

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

Virtually all of our operating revenues in the U.S, came from the sale of ONKO-Sure™ to distributor research users in foreign markets or from sales to a few domestic customers of certain OEM products. Historically, we have not received any substantial orders from any of our customers or distributors of ONKO-SUREtm test kits. For the year ended December 31, 2009, virtually all of our U.S. revenues were derived from sales of ONKO-SUREtm test kits to our distributors.  However, in 2009 our U.S. sales substantially increased in comparison to prior years. To maintain exclusive rights in assigned territories, distribution partners must provide product marketing, sales management, logistics support and meet contractual product minimums.  Failing that, it is the Company’s prerogative to downgrade distribution partners to non-exclusive status or terminate agreements. Although our distributor network is increasing, any projection of future orders or sales of ONKO-SUREtm test kits is unreliable. In addition, the amount of ONKO-SUREtm test kits purchased by our distributors can be adversely affected by a number of factors, including market challenges of commercializing a recently approved biotech product, budget cycles and the amount of resources available for marketing programs, demand creation activities, and outreach to appropriate healthcare professionals and targeted markets.

We have a significant amount of relatively short term indebtedness that is in default and we may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of April 14, 2010, we have the following approximate amounts of outstanding short term indebtedness:

(i) Accounts payable of approximately $2 million;

(ii) An $85,000 unsecured bridge loan bearing interest at 12% per annum which was due October 9, 2009 and obligations under a consulting agreement aggregating $144,000 due to Cantone Research, Inc. and Cantone Asset Management, LLC under a consulting agreement.

(iii) Approximately $2.5 million in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010;

(iv) Approximately $3.6 million senior unsecured promissory notes bearing interest at 18% per annum, payable quarterly in cash, portions of which principal are due in December 2010 and the balance of the principal is due at varying dates through 2012;

(v) Approximately $11 million represented by a series of 12% Convertible Notes which are due at various dates in March and April 2012;

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

We have a significant number of warrants outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of April 29, 2010, we had warrants outstanding that are currently exercisable for up to an aggregate of approximately 22,268,929 shares of common stock at a weighted average exercise price of $1.03 per share; approximately 46,016,626 shares of common stock potentially issuable on conversion of our 10% convertible notes at $1.20 per share and our various issues of 12% convertible notes exercisable and varying fixed prices and formula prices. The existence of, and/or potential exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding the executive officers and certain significant employees of the Company as of April 29, 2010:

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

Market Information — Our common shares are currently listed on the NYSE Amex under the symbol “RPC”. On April 29, 2010, the closing price of our common shares on NYSE Amex was $1.30.

       Set forth in the following table are the high and low closing prices for the years ended December 31, 2008 and 2009 and for the quarter ended March 31, 2010 for our common stock

Quarter Ended	High	Low
March 31, 2008	$4.18	$2.93
June 30, 2008	$3.89	$2.78
September 30, 2008	$3.05	$1.26
December 31, 2008	$2.00	$0.69

Quarter Ended	High	Low
March 31, 2009	$1.38	$0.70
June 30, 2009	$1.35	$0.75
September 30, 2009	$1.01	$0.55
December 31, 2009	$0.60	$0.22
March 31, 2010	$0.38	$0.22

Record Holders.  As of April 29, 2010, there were approximately 843 record holders of our common stock.

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

Purchases of Securities by the Company

None.

Recent Sales of Unregistered Securities

During the past three years, we effected of the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise; (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

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

12% Convertible Note Financing March and April 2010

On March 22, 2010, we entered into a Note and Warrant Purchase Agreement with one accredited investor. Pursuant to the Agreement, we issued the Lender a 12% Convertible Promissory Note (“Note”) in the principal amount of $925,000 and a five year warrant (“Warrant”) to purchase up to 1,100,000 shares of our Common Stock. The Warrant is initially exercisable at the higher of: (i) 105% of the average VWAP for the five trading days immediately preceding the date we issued the Warrant; and (ii) the Floor Price (the same as in the Note) in effect on the date the Warrant is exercised. The Note carries a 20% original issue discount. In addition, we agreed to pay $200,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds we received were $540,000. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act. The Conversion Price of the Convertible Promissory Note is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events.

The transaction with the Lender was the “First Closing” of a series of similar transactions in April 2010, which together are hereinafter referred to as “March-April 2010 12% Convertible Note Financing.” On April 8, 2010, the Board of Directors authorized the Company to enter into additional Purchase Agreements to issue up to an additional $7,500,000 of 12% Convertible notes and to issue warrants to issue up to an additional 15,000,000 shares of the Company’s Common Stock pursuant to the March-April 2010 12% Convertible Note Financing.

On April 8, 2010, we entered into Note and Warrant Purchase Agreements (the “Agreements”) with 24 accredited investors (“Lenders”) in the “Second Closing” of the sale of 12% Convertible Notes (“Second Closing Notes”) and Warrants.  Pursuant to the Agreements, we issued to the Lenders Convertible Promissory Notes in the aggregate principal amount of $5,524,425  and warrants to purchase up to 6,569,585 shares of our Common Stock (“Warrants”).  The Second Closing Notes mature on April 7, 2011 (“Maturity Date”).  The Second Closing Notes contain original issue discounts and fees payable by us aggregating $2,199,425.  As a result, the total net proceeds we received were $3,225,000.  The Agreements, Notes and Warrants, as well as the terms of this transaction, are substantially the same as those we issued to the investor in the First Closing on March 22, 2010, as disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 26, 2010.

As of the Second Closing, we had 26,851,069 shares of common stock issued and outstanding. The Agreements include an addendum that prohibits us from issuing more than 594,528 shares to the Lenders, unless we receive stockholder approval and NYSE Amex approval to list and issue all shares issuable: (i) upon exercise of all of the Warrants at $0.38 per share, (ii) all of the Notes are converted at that same price (which is the lowest price possible, although the initial conversion price is 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion) and (iii) no shares are issued in payment of interest.  We are required under the terms of the Notes to obtain stockholder approval, on or before July 15, 2010, of the issuance of all shares of our common stock issuable pursuant to the Notes and Warrants.  If we fail to obtain such approval, an Event of Default under the Notes shall occur.  We are also obligated to receive listing approval from NYSE Amex for the shares of Common Stock issuable upon conversion of the Note and exercise of the Warrant as soon as practicable after closing, but in no event later than May 1, 2010.

On April 13, 2010, we entered into Additional Note and Warrant Purchase Agreements (“Additional Agreements”) with eleven accredited investors (“Lenders”) in a “Third Closing” of the March-April 2010 Convertible Note Financing. Pursuant to the Additional Agreements, we issued to the Lenders additional Convertible Promissory Notes in the aggregate principal amount of $3,957,030 (“Third Closing Notes”) and warrants to purchase up to 4,705,657 shares of our Common Stock (“Warrants”). The Third Closing Notes mature on April 12, 2011 (“Maturity Date”). The conversion price of the Third Closing Notes is the higher of (i) 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion, or (ii) $0.28 per share. We agreed to pay to the Lenders one-sixth of the principal amount of the Notes each month commencing on the six month anniversary of the Notes and the balance of the unpaid principal of the Notes on the one year anniversary date of the Notes. The Notes contain original issue discounts and fees payable by us aggregating $1,646,980.  As a result, the total net proceeds we received in the Third Closing were $2,310,000. The exercise price of the Warrants issued in the third closing is $0.69 per share.

The Agreements, Notes and Warrants, as well as the terms of this transaction (other than the exercise price of the warrants) in the Second Closing and Third Closing are substantially the same as those we issued to the investor in the First Closing pursuant to the Note and Warrant Purchase Agreements we entered into on March 22, 2010.

We are required under the terms of the Notes to obtain stockholder approval, on or before August 31, 2010, of the issuance of all shares of our common stock issuable pursuant to the Notes and Warrants in this financing. If we fail to obtain such approval, an Event of Default under the Notes shall occur. We are also obligated to receive listing approval from NYSE Amex for the shares of Common Stock issuable upon conversion of the Note and exercise of the Warrant as soon as practicable after Closing, but in no event later than May 1, 2010.  A listing application will be prepared and filed with the NYSE AMEX.

Any shares of Common Stock issuable in any of the Closings in excess of NYSE Amex Rule 713 so-called “19.99% Cap” will require stockholder approval. No stockholder approval has been solicited or obtained as of the date hereof. The Company intends to file an additional listing application with the NYSE Amex to list all of the shares of the Company’s Common Stock issuable on conversion of the 12% Convertible Notes and on exercise of the warrants issued in the Second Closing and the Third Closing. The Company also intends to seek stockholder approval for a waiver of the 19.99% Cap on such shares.

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

On September 10, 2009, we entered into a Consulting Agreement with Cantone Asset Management, LLC whereby the Consultant shall provide guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continue services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of the Consultant’s service, we agreed to pay monthly consulting fees of $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants were initially valued at $88,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 97.27%; average risk-free interest rate of 238%; expected term of 5 years; and dividend yield of 0. In accordance with ASC 505-50-30, the warrants will be periodically revalued through the vesting period. The value of the warrants is being expensed over the term of the consulting contract. The Company recognized $25,666 of expense in the year ended December 31, 2009 with respect to the warrants. Additionally, $62,334 related to vested warrants which have not been expensed based on the 12 month term of the consulting agreement is included in prepaid consulting at December 31, 2009.

On February 9, 2010 we issued 1,100,000 shares of our common stock to two consultants under consulting services agreements. The value of these issuances will be recorded in first quarter 2010 at fair market value based upon the then current fair market value of the stock.

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

For 2009, the Company generated approximately $158,000 in the sales of the Company’s ONKO-SUREtm IVD cancer diagnostic test kits, which is an increase of approximately 98% in sales of this product over the same period for 2008. Depending on receiving additional funding, it is also anticipated that we will begin commercialized sales of the Company’s Elleuxe brand of skin care products by the end of the fourth quarter of 2010. These two business segments are anticipated to be the Company’s largest revenue producing products in the near future. The Company believes that revenues from these products will significantly increase in 2010 due to the creation of distribution agreements that are anticipated to move the IVD cancer diagnostic test kits and the Elleuxe brand of skin care products into broad commercial channels in markets throughout the world.

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

•
Two distinct exclusive five year distribution agreement with GenWay Biotech, Inc. This distribution agreement allows Genway Biotech, Inc, to market and see ONKO-SUREtm for uses other than colorectal cancer to CLIA-certified laboratories in the US and as a lung cancer screen to laboratories in Canada

The majority of sales were outside of the U.S. with, limited sales of test kits within the U.S. The Company has developed the next generation version of theONKO-SUREtm test kit, and in 2009, the Company entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer The Company’sONKO-SUREtm in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). ONKO-SUREtm is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. ONKO-SUREtm can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. ONKO-SUREtm serves the IVD cancer/oncology market which, according to Bio-Medicine.org, is growing at an 11% compounded annual growth rate.

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

Elleuxe Brand of Premium Anti-Aging Skin Care Products

The Company intends to produce and market a variety of cosmetic products that were originally developed by JPI in 2008, based upon their HPE anti-aging therapeutic products. We have reformulated these products for international markets under the brand name Elleuxe. The Company currently anticipates the launch of sales of these U.S. manufactured skin care products during late 2010. Elleuxe, a therapeutic, high-end skin care product line based on the active ingredient “Elleuxe Protein” — the Company’s proprietary active ingredient that offers cell renewing properties designed to minimize the appearance of aging. The initial Elleuxe product line includes:

•	Hydrating Firming Cream

•	Renergie Hydrating Cleanser

•	Intense Hydrating Cleanser

•	Visable Renewing Hydrating Softener

•	Smoothing Renewing Eye Moisturizer

The Company now expects to launch this product in late 2010. The Company also expect to offer a vegetable-based product line and a men’s product line by the end of 2010. In total there will be eight separate product formulations. Elleuxe is anticipated to be sold directly to high-end retail stores, high-end beauty spas and medical day spas. The Company anticipates that we will sell the product sets (grouped based on skin types) at prices ranging from $500 to $650 per set and the individual products in the set at $100-$350 per ounce in eight separate product formulations. According to Euromonitor, the global luxury skin care market is expected to reach $22.1 billion by 2013.

IVD Cancer Research and Development

During the year ended December 31, 2009, we incurred expenses of $563,690 in research and development related to the ONKO-SURE tm, as compared to $194,693 for the same period in 2008. These expenditures were incurred as part of the Company’s efforts to improve the existing ONKO-SURE tm and develop the next generation ONKO-SURE tm.

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

In collaboration with the Mayo Clinic, the Company is designing and intends to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. In addition, additional expenses will be incurred for consultants and laboratories for the reformulation of the HPE-based cosmetics as well as laboratories involved in testing the safety and effectiveness of the product.

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

China Pharmaceutical Manufacturing and Distribution; Discontinued Operations and Dispositions

The Company’s previously operated China-based pharmaceutical manufacturing and distribution business is engaged in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. RPC operated this business division through its wholly-owned subsidiary, JPI, which in turn, operates through a wholly-owned Chinese subsidiary, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”). On January 22, 2009, the Company’s board of directors authorized management to sell the operations of Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). The Company classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented in the consolidated financial statements.

The sale of YYB was completed on June 26, 2009. Shares in YYB, along with rights to certain land and land use rights, were transferred to the buyer (an individual) in consideration of:

•	The forgiveness of amounts owed to YYB from JJB;and

•	The buyer of YYB has contractually agreed to pay off the balance of the 16 million RMB (or $2,337.541 U.S. Dollars) obligation secured by a mortgage on certain land owned by JJB.

YYB has been accounted for as discontinued operations and in connection with the sale of YYB, JPI transferred certain of JJB’s land use rights to the buyer of YYB, in which the bank has a secured interest. JPI originally acquired YYB and JJB in 2005 along with certain assets and liabilities of a predecessor to JJB (JiangXi Shangrao KangDa Biochemical Pharmacy Co. Ltd). YYB was sold to a Chinese national for 16 million RMB (or $2,337,541 U.S. Dollars) in the form of an agreement whereby the buyer of YYB will pay this amount to Chinese International Bank of Commerce in order to partially satisfy outstanding bank loans at JJB.

During the second quarter of 2009, the Company’s management became aware of internal management disputes in China that resulted in a deterioration of both operational and financial controls by JPI’s management over the operating entity JJB. The management of both JPI and JJB have indicated that they believe the most prudent path to raising additional capital for the Company’s Chinese operating division is for JJB to complete one or more private placements of equity. They also indicated that they believe the best path for the Company to monetize the Company’s investments in JPI and JJB would be for JJB to seek a public listing on the Growth Enterprise Market (“GEM”) located in Hong Kong or a similar Asia based market by the third quarter of 2012. The Company’s executive management and board of directors are in agreement with JPI and JJB’s management on this strategy.

During the third quarter of 2009, it became apparent to the Company’s management that the working relationship with management of its operations in China was becoming increasingly strained. Accordingly, the Company deemed it appropriate to seek alternative means of monetizing its investment. There were several issues that caused the Company to conclude accordingly, including, but not limited to:

•	Lack of responsiveness by the management in China to requests by Company management for financial information;

•	Lack of responsiveness by management in China to requests for transfer of Company funds to bank accounts under corporate control;

•	Lack of timely communication with Corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009, based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, the Company agreed to exchange its shares of JPI for $28,000,000 non-voting shares of preferred stock, which represents all outstanding shares of preferred stock, relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors.

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

On September 29, 2009, the Company entered into an agreement which outlines the Company’s limited role in JPI’s future operations. As such, the Company has classified JPI on the consolidated balance sheet as “Investment in JPI” and included results from JPI and JJB’s operations for the period ended September 29, 2009 on the consolidated statements of operations and comprehensive income (loss).

Despite the deconsolidation of JPI and its wholly-owned subsidiary, JJB, the Company still believes JPI and JJB have a promising future. The Company anticipates that they may be able to sell off a portion or all of their ownership in JPI and JJB within the next 24 months, although no buyers have as yet been identified. Alternatively, the Company would seek an exit from their investment at or after any public listing. The Company also could retain all or a portion of the Company’s remaining equity stake in JPI and JJB, if ownership continues to look promising. The goal is to gain the best valuation possible for this strategic asset. Additionally, the Company also believes that JPI/JJB’s business and brand recognition make it a potential buyout target.

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

Facilities

The SFDA requires that all facilities engaged in the manufacture of pharmaceutical products obtain GMP certification. In February 2008, JJB’s GMP certification expired for the small volume parenteral solutions injection plant lines that were engaged in manufacturing the Company’s HPE injectible product, Goodnak, and all other small volume parenteral solutions. JJB ceased small volume parenteral solutions operations at this facility while undertaking $1.5 million in modifications necessary to bring the facility and its operations into compliance. The renovations were completed and recertification was obtained in 2009.

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

JJB also believes that some of the beauty products will be good candidates for export to the North American and South American markets. JJB has completed the reformulation of the China based formula and will submit to a US laboratory to be tested for safety and effectiveness. In conjunction with the testing, RPC is collaborating with an industry specialist to develop a unique packaging scheme for the market. It is estimated that this process will be completed in 2010.

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

During the year ended December 31, 2009, we issued convertible debt and recorded derivative liabilities related to the conversion feature of debt and reset provision of the exercise price of the warrants. During the year ended December 31, 2009, the Company granted warrants in connection with the issuance of common stock and recorded a derivative liability related to the reset provision of the exercise price of the warrants.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues.  During the year ended December 31, 2009, the Company’s aggregate net revenues from product sales decreased 63% to $8,627,669 from $23,774,900 for the same period in 2008.

Corporate

Net revenues for the year ended December 31, 2009 for the Company was $158,017 compared to $80,222 for the same period in 2008. This increase is due to increased orders for the ONKO-SUREtm test kits.

With USFDA approval of ONKO-SUREtm test kit, the Company’s goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to the Company’s overall commercialization efforts, we expect sales to increase in 2010.

The Company presently has in place exclusive distribution agreements for the ONKO-SURE™ test kits in the USA, Canada, Korea, India, Russia, Greece, and Israel along with an exclusive distribution partner assigned inVietnam. The Company has an agreement in negotiation which would grant exclusive rights to distribute the ONKO-SUREtm test kits in South America and Latin America. It is anticipated that this agreement will be in place by the end of the second quarter of 2010.

The statement concerning future sales is a forward-looking statement that involves certain risks and uncertainties which could result in sales below those achieved for the year ended December 31, 2009. Sales of ONKO-SUREtm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of the Company’s products.

The Company has a limited supply of one of the key components of the ONKO-SUREtm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. The Company currently has two lots remaining which are estimated to produce approximately 31,000 kits. Based on the Company’s current and anticipated orders, this supply is adequate to fill all orders. Although the Company is working on replacing this component so that they are in a position to have an unlimited supply of ONKO-SURE in the future, the Company cannot assure that this anti-fibrinogen-HRP replacement will be completed.

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

China-Wholesale

China net revenues were $8,469,652 for the period January 1, 2009 through September 29, 2009 as compared to $23,694,678 for the year ended December 31, 2008. This decrease was primarily due to:

•	Management conflicts between JPI and its subsidiary JJB;

•	The sale of YYB; and

•
The lack of sales of HPE solutions due to the mandatory 5-year GMP recertification by the SFDA of JJB’s small injectible line and the expiration of contracts with beauty distributors that sell topical HPE solution.

Gross Profit.  The Company’s gross profit for the year ended December 31, 2009 was $3,267,456 as compared to $12,244,509 for the year ended December 31, 2008.

Corporate

Gross profit increased approximately 102% to $120,345 for the year ended December 31, 2009 from $59,605 for the year ended December 31, 2008 due to increased sales volume of the ONKO-SUREtm test kit.

China

China gross profit was $3,147,110 for the period January 1, 2009 through September 29, 2009, a 74% decrease over the year ended December 31, 2008 where gross profit was $12,184,904. Gross profit as compared to sales decreased from 52% for the year ended December 31, 2008 to 37% for the period January 1, 2009 through September 29, 2009. This decrease can be attributed to a change in the product mix as products shifted away from products reliant on the small injectible manufacturing line to other less profitable products as well as an increase in the cost of raw materials and an increase in manufacturing overhead.

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

All research and development costs incurred during the year ended December 31, 2009 were incurred by Radient in the U.S. These costs comprised of funding the necessary research and development of the ONKO-SUREtm test kit for the USFDA, and preparing for submission of ONKO-SUREtm test kit to the SFDA. During the year ended December 31, 2009, we incurred $563,690 in research and development expenses related to the ONKO-SUREtm test kit, compared to $194,693 for the same period in 2008.

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

Corporate

We incurred selling, general and administrative expenses of $7,311,242 in 2009 as compared to $9,674,934 in 2008. Corporate selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Also included in selling, general and administrative expenses were non-cash expenses incurred during the year ended December 31, 2009 of approximately $520,000 for common stock, options and warrants issued to consultants for services and approximately $822,000 for options issued to employees and directors and approximately $1,900,000 in bad debt expense. The decrease in selling, general and administrative expense incurred is primarily a result of a reduction in professional fees and payroll related costs of approximately $1,300,000 and $1,100,000, respectively.

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

China-Wholesale

China-Wholesale incurred selling, general and administrative expenses of $3,625,547 for the period January 1, 2009 through September 29,  2009 as compared to $1,287,124 for the year ended December 31, 2008. Major components were advertising, amortization, payroll and related taxes, transportation charges, meals and entertainment and insurance. Selling, general and administrative expenses increased 182% in 2009 when compared to 2008 expenses. The increase is primarily due to expenses for advertising of approximately $1,098,000 incurred during the third quarter of 2009. Advertising expense are for the promotion and advertising of the HPE based products which were in prior periods assumed by the distributors.

Additionally, JPI’s executive salaries were paid by Corporate in 2008.

Interest Expense.  Interest expense for the years ended December 31, 2009 and 2008 was $2,596,606 and $468,531, respectively.

Corporate

Interest expense increased to $2,568,155 for the year ended December 31, 2009 from $100,561 for the year ended December 31, 2008 as a result of the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities in 2008 and 2009.

China-Wholesale

JPI incurred interest expense of $28,451 and $367,970 for the period January 1, 2009 through September 29, 2009 and the year ended December 31, 2008, respectively. These expenses represent interest paid to financial institutions in connection with debt obligations.

Results of Discontinued Operations

Summarized operating results of discontinued operations for the period January 1, 2009 through June 26, 2009 (date of sale) and the year ended December 31, 2008 are as follows:
ows:

	Periods Ended December 31
	2009	2008
Revenue	$594,839	$3,967,643
Income (loss) before income taxes	$277,743	$1,081,021

        Included in income (loss) from discontinued operations, net are income tax expenses of $30,717 and $5,213 for the period January 1, 2009 through June 26, 2009 (date of sale) and the year ended December 31, 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.

Income (loss) before discontinued operations.  As a result of the factors described above, for the year ended December 31, 2009 the Company’s loss before discontinued operations was $12,482,018 or ($0.75) per share compared to the year ended December 31, 2008 when the Company’s loss before discontinued operations was $712,948, or ($0.05) per share.

Liquidity and Capital Resources

For the year ended December 31, 2009, the Company’s cash and cash equivalents decreased by $2,275,138, compared to a net decrease in cash and cash equivalents of $3,870,210 for the same period in 2008. We lost approximately $900,000 of cash due to the disposition of YYB and deconsolidation of JPI. In addition, we continue to attempt to raise additional debt or equity financing as the Company’s operations historically have not produced sufficient cash to offset the cash drain of growth in the Company’s pharmaceutical business and general operating and administrative expenses. The Company’s operations require approximately $300,000 per month, including interest. To the extent that funds are not available to meet the Company’s operating needs, the Company’s will have to restrict or discontinue operations.

Operating activities.  The Company used $3,204,985 from continuing operating activities in the year ended December 31, 2009, compared with cash used in continuing operating activities of $6,230,880 for the same period in 2008. This decrease was due in part to the collection of accounts receivable offset by an increase in prepaid advertising, consulting and other expenses.

The Company generated $101,457 in cash from discontinued operating activities from changes in operating assets and liabilities in the year ended December 31, 2009, as compared to generating $1,559,721 for the same period in 2008.

Investing activities.  We used $1,797,723 in investing activities in the year ended December 31, 2009 compared with $1,310,280 for the same period in 2008. The primary reason for the change was that the Company purchased more equipment in 2009 compared to 2008. For the years ended December 31, 2009 and 2008, JJB made capital improvements to their facilities and purchased equipment in an effort to regain JJB’s GMP certification for JJB’s small injectible manufacturing lines. Renovations necessary for GMP recertification of the facility at JJB were completed and recertification was received in the second quarter of 2009. In 2009, we also acquired lab and office equipment for the Company’s U.S. facility to support the Company’s ONKO-SUREtm test kit initiatives.

Net cash provided by financing activities was $3,464,468 for the year ended December 31, 2009, primarily consisting of the net proceeds of $520,556 from the issuance of convertible debt, net proceeds of $2,088,592 from the issuance of senior debt, and net proceeds of $812,320 from the issuance of common stock. Net cash provided by financing activities of continuing operations was $2,162,272 for the year ended December 31, 2008 represented net proceeds of $2,084,401, $856,714, $857,271 and $559,530 from the issuance of convertible debt, senior debt, common stock and exercise of warrants and options, respectively, which were partially offset by payments of $2,195,644 on notes payable.

Our cash position was significantly improved by the March-April 2010 12% Convertible Note Financing.  As of April 14, 2010 we had $6.4 million of cash on hand.

Future Capital Needs

The Company expects to incur additional capital expenditures at the Company’s U.S. facilities in 2010 in the form of upgrading the Company’s information technology systems, collaboration with the Mayo Clinic, further development of the ONKO-SUREtm product and upgrading manufacturing lines in Tustin. It is anticipated that these projects will be funded primarily through the additional debt or equity financing obtained in March and April 2010.

China Credit Facilities

        When JPI acquired JJB and YYB, KangDa Pharmaceutical Company, a predecessor of JJB, had a credit facility and bank loan from Industrial and Commercial Bank of China (“ICBC”) of approximately 38 million RMB, or $4.7 million, (the “KangDa Credit Facility”), which was assumed by JPI through agreement with KangDa. The assumption of the loan was not formalized with the bank, however, the bank made a verbal agreement to allow the JPI to continue under the original terms of the credit agreement. The loan from ICBC is secured by a pledge of the real property on which the JJB’s Chinese manufacturing facilities are located. Currently, approximately $3.1 million is due and payable on the KangDa Credit Facility. JPI is currently in default, but the bank is cooperating with JPI’s management to resolve this issue. Approximately $2.3 million from the sale of YYB is to be remitted by the buyer of YYB to pay down principal and interest on this loan.

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

On July 31, 2009, the Company issued 37,500 shares of common stock to Strategic Growth International, Inc. as settlement for the 150,000 warrants owned them.  The stock was valued at $0.63 per share. As the common stock value is below the original warrant value, the Company did not recognize incremental costs associated with the settlement.

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

On February 9, 2010, we issued 1,100,000 shares of our common stock to two consultants under consulting services agreements.  The value of these issuances will be recorded in first quarter 2010 at fair market value based upon the then current fair market value of the stock.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses before discontinued operations of $12,482,018 and $712,948 for the years ended December 31, 2009 and 2008, respectively, and had an accumulated deficit of $52,438,553 at December 31, 2009. In addition, we used cash from operating activities of continuing operations of $3,204,985 for the year ended December 31, 2009.

During the second quarter 2009 the Company’s corporate management became aware of certain internal disputes in China between the management of JJB and JPI. These disputes have effectively resulted in difficulties in managing the operations of JJB and also receiving financial information from them. As a result of this loss of control, the Company deconsolidated JJB effective September 29, 2009.

On April 14, 2010, the Company had cash on hand of approximately $6.4 million. The Company’s U.S. operations currently require approximately $300,000 per month exclusive of interest payments on outstanding note obligations to fund the cost associated with the Company’s general U.S. corporate operations, and the expenses related to the further development of the ONKO-SUREtm kit.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Prior to the deconsolidation of JPI on September 29, 2009, our primary customers were located in the People’s Republic of China. As such, all of our transactions with our customers and vendors were denominated in RMB. Since July 2005, the Chinese central bank has benchmarked the RMB against a basket of currencies.

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

We have audited the accompanying consolidated balance sheets of Radient Pharmaceuticals Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred a significant operating loss in 2009 and negative cash flows from operations in 2009 and has a working capital deficit of approximately $4.2 million at December 31, 2009. These items, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP

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

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008
Net revenues	$8,627,669	$23,774,900
Cost of sales	5,360,213	11,530,391
Gross profit	3,267,456	12,244,509
Operating expenses:
Research and development	563,690	194,693
Selling, general and administrative	10,936,789	10,962,058
	11,500,479	11,156,751
Income (loss) from continuing operations	(8,233,023)	1,087,758
Other income (expense):
Interest and other income (expense), net	(328,071)	(24,210)
Change in fair value of derivative liabilities	648,313	—
Loss on deconsolidation	(1,953,516)	—
Interest expense	(2,596,606)	(468,531)
Total other expense, net	(4,229,880)	(492,741)
Income (loss) from continuing operations before provision for income taxes	(12,462,903)	595,017
Provision for income taxes	19,115	1,307,965
Loss from continuing operations	(12,482,018)	(712,948)
Income (loss) from discontinued operations, net	(4,139,037)	1,893,008
Net income (loss)	(16,621,055)	1,180,060
Other comprehensive gain:
Foreign currency translation gain	—	1,375,023
Comprehensive income (loss)	$(16,621,055)	$2,555,083
Basic income (loss) per common share
Loss from continuing operations	$(0.75)	$(0.05)
Income (loss) from discontinued operations	$(0.25)	$0.12
Net income (loss)	$(1.00)	$0.08
Diluted income (loss) per common share
Loss from continuing operations	$(0.75)	$(0.04)
Income (loss) from discontinued operations	$(0.25)	$0.10
Net income (loss)	$(1.00)	$0.07
Weighted average common shares outstanding — basic	16,680,946	15,608,697
Weighted average common shares outstanding — diluted	16,680,946	18,337,162

See accompanying notes to consolidated financial statements.

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2009 and 2008

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2008	14,979,528	$14,980	—	$—	$61,525,001	$1,068,429	$(36,886,897)	$25,721,513
Beneficial conversion feature related to Convertible Debt	—	—	—	—	2,635,000	—	—	2,635,000
Common stock issued for cash, net of issuance costs of $142,410	323,626	323	—	—	856,948	—	—	857,271
Exercise of warrants	252,733	253	—	—	559,277	—	—	559,530
Common stock issued for consulting services	270,187	270	—	—	706,780	—	—	707,050
Stock-based employee and director compensation	—	—	—	—	1,034,175	—	—	1,034,175
Estimated fair value of warrants issued to brokers for debt issuances	—	—	—	—	768,604	—	—	768,604
Estimated fair value of warrants and options issued to third parties for services	—	—	—	—	106,626	—	—	106,626
Translation gain	—	—	—	—	—	1,375,023	—	1,375,023
Net income	—	—	—	—	—	—	1,180,060	1,180,060
Balance, December 31, 2008	15,826,074	15,826	—	—	68,192,411	2,443,452	(35,706,837)	34,944,852
Common stock issued for consulting services	1,437,126	1,438	—	—	650,390	—	—	651,828
Stock-based employee and director compensation	—	—	—	—	666,623	—	—	666,623
Estimated fair value of warrants issued to brokers for debt issuances	—	—	—	—	1,975,920	—	—	1,975,920
Estimated fair value of warrants and options issued to third parties for services	—	—	—	—	35,625	—	—	35,625
Common stock granted as compensation to members of the Company’s Board of Directors	120,000	120	—	—	71,880	—	—	72,000
Stock option modification	—	—	—	—	129,360	—	—	129,360
Voluntary conversion of debt	1,342,956	1,342	—	—	1,090,447	—	—	1,091,789
Common stock sold for cash	3,289,285	3,289	—	—	809,031	—	—	812,320
Derivative liability in connection with stock offering	—	—	—	—	(509,839)	—	—	(509,839)
Common stock issued to note holder due to default	250,000	250	—	—	72,500	—	—	72,750
Adoption of change in accounting principal related to derivatives	—	—	—	—	(209,166)	—	(110,661)	(319,827)
Reclassification of derivative liability upon expiration of share adjustment terms	—	—	—	—	133,866	—		133,866
Reclassification adjustment of accumulated translation gains in connection with deconsolidation and sale of YYB	—	—	—	—	—	(2,443,452)	—	(2,443,452)
Net loss	—	—	—	—	—	—	(16,621,055)	(16,621,055)
Balance, December 31, 2009	22,265,441	$22,265	—	$—	$73,109,048	$—	$(52,438,553)	$20,692,760

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

Prior to September 2009, the Company manufactured and distributed generic and homeopathic pharmaceutical products and supplements as well as cosmetic products in China through a wholly owned subsidiary Jade Pharmaceutical Inc., (“JPI”) and JPI’s two wholly owned subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). YYB was sold by JPI on June 26, 2009.

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

Deconsolidation

During the third quarter of 2009, it became apparent to the Company’s management that the working relationship with management of its operations in China was becoming increasingly strained. Accordingly, the Company deemed it appropriate to seek alternative means of monetizing its investment. There were several issues that caused the Company to conclude accordingly, including, but not limited to:

•	Lack of timely responses by the management in China to requests by Company management for financial information;

•	Lack of responsiveness by management in China to requests for transfer of Company funds to bank accounts under corporate control;

•	Lack of timely communication with Corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.

Effective September 29, 2009 (the “Effective Date”), based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all activity of JPI.

Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors.

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

Consideration Received	$3,405,946	(1)
Fair value of non-controlling interest	20,500,000	(2)
	23,905,946
Net assets of JPI	(25,859,462	)(3)
Loss on deconsolidation	$(1,953,516)
____________

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

Proceeds from the sale of YYB consist of a note receivable in the amount of 16 million RMB (approximately U.S. $2,337,541), which is to be paid directly to a bank. JPI owed this bank approximately 18,250,000 RMB (approximately U.S. $2,668,000) at the date of sale. In connection with that sale, JPI transferred rights to certain land and land use rights upon sale. JPI remains liable under the debt obligation with the bank, as such obligation did not pass to the buyer JPI is unaware of any default in obligation to the bank being paid by the buyer. Accordingly, JPI recorded a note receivable of $2,337.541 on its books, which is due through 2010. The loss on the sale of YYB is summarized as follows (in U.S. dollars):

Sales price	$2,337,541
Carrying value of net assets	6,723,605
Loss on sale	$(4,386,064)

Summarized operating results of discontinued operations through June 26, 2009 (the date of sale) and for the year ended December 31, 2008 are as follows:

	Year Ended December 31,
	2009	2008
Revenue	$594,839	$3,967,643
Income before income taxes	$277,743	$1,081,021

Included in income (loss) from discontinued operations, net are income tax expenses of $30,717 and $5,213 for the years ended December 31, 2009 and 2008, respectively. YYB’s tax rate is 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government. The following table summarizes the carrying amounts at June 26, 2009 (the date of sale) and December 31, 2008 of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

	As of June 26, 2009 (Date of Sale)	As of December 31, 2008
Current assets:
Cash	$1,044,550	$--
Accounts receivable, net	1,094,399	930,769
Inventories	584,886	423,842
Other current assets	3,975	80,410
	$2,727,810	$1,435,021
Long-lived assets:
Property and equipment	2,097,076	$1,742,739
Other	3,040,406	47,195
	$5,137,482	$1,789,934
Current liabilities:
Accounts payable and accrued liabilities	569,188	685,360
Debt	572,500	466,155
	$1,141,688	$1,151,515

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

From January 1, 2010 through April 13, 2010, the Company raised gross proceeds of approximately $6,000,000 from the issuance of additional 12% convertible promissory notes payable and $512,000 from the exercise of warrants to purchase 400,000 shares. Additionally, in 2010, the Company entered into a 5-year collaboration agreement with a third party to commercialize the Company’s CIT technology in India, resulting in a potential revenue sharing arrangement. The Company is actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.

The Company’s near and long-term operating strategies focus on (i) obtaining SFDA approval for the ONKO-SUREtm kit, (ii) further developing and marketing of ONKO-SUREtm, (iii) seeking a large pharmaceutical partner for the Company’s CIT technology in other locations, (iv) selling different formulations of HPE-based products in the U.S. and internationally and (v) introduction of new products. Management recognizes that ability to achieve any of these objectives is dependent upon obtaining significant additional financing to sustain operations to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

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

Principles of Consolidation

As of September 29, 2009, the Company deconsolidated JPI, but for the period of January 1, 2009 through September 29, 2009 the operations of JPI have been consolidated in the statements of operations and comprehensive income (loss) and statement of cash flows. Intercompany transactions for the period ended September 29, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale), which have been classified as discontinued operations at December 31, 2008 and for the years ended December 31, 2009.

Reclassifications

Reclassifications have been made to prior year consolidated financial statements in order to conform the presentation to the statements as of and for the year ended December 31, 2009.

Revenue Recognition

In China, in 2009, through the date of the deconsolidation on September 29, 2009, the Company generated revenues of approximately $8,469,000 primarily from wholesale sales of over-the-counter and prescription pharmaceuticals and cosmetic products. The Company’s revenues outside of China total approximately $158,000 for the year ended December 31, 2009. See Note 13 for segment reporting.

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

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of JPI is the Yuan Renminbi (“RMB”). For 2008, the balance sheet accounts of JPI were translated into United States dollars from RMB at year end exchange rates and for the year ended December 31, 2008 and the period ended September 29, 2009, all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. For 2008, capital accounts were translated at their historical exchange rates when the capital transactions occurred. Translation gain of $1,375,023 for 2008 was recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

Inventories

JPI recorded inventories at the lower of weighted-average cost (which approximates cost on a first-in, first-out basis) or net realizable value. Major components of inventories were raw materials, packaging materials, direct labor and production overhead. Radient’s inventories consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. From time to time, provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

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

Although the Company had obtained approval from the USFDA to market the then current formulation of the ONKO-SUREtm test kit, it had been determined that one of the key components of the ONKO-SUREtm test kit, the anti-fibrinogen-HRP was limited in supply and additional quantities could not be purchased. Subsequently, the Company has identified and tested a substitute antibody that performs as well as the previously limiting antibody which we are currently evaluating. The Company now anticipates that it will complete the validation of the substitute anti-fibrinogen-HRP by the end of 2010, which creates a significant supply of the current version (300 to 500 times more than previous levels) of the ONKO-SUREtm test kit. Based on current and anticipated orders, this supply is adequate to fill all orders.

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

In June 2007, the Chinese approval process fundamentally changed. Under the new SFDA guidelines, the SFDA is unlikely to approve the marketing of the ONKO-SUREtm test kit without one of the following: approval by the USFDA, sufficient clinical trials in China, or product approval from a country where the ONKO-SUREtm test kit is registered and approved for marketing and export.  We are not currently pursuing SFDA approval for ONKO-SUREtm in China.

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

Basic and Diluted Income (Loss) Per Share

The following table sets for the calculation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Numerator:
Net income (loss)	$(16,621,055)	$1,180,060
Numerator for basic per share amounts — income available (loss attributable) to common stockholders	$(16,621,055)	$1,180,060
Interest on convertible debt	--	73,581
Numerator for diluted per share amounts	$(16,621,055)	$1,253,641
Denominator:
Denominator for basic per share amounts — weighted-average shares	16,608,946	15,608,697
Effect of dilutive securities:
Options and warrants — dilutive potential common shares calculated using the treasury stock method	--	573,593
Incremental shares from assumed conversion — convertible debt	--	2,154,872
Denominator for diluted per share amounts	16,680,946	18,337,162
Basic income (loss) per common share	$(1.00)	$0.08
Diluted income (loss) per common share	$(1.00)	$0.07

        Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. However, the impact under the treasury stock method of dilutive stock options and warrants would have increased diluted weighted - average shares by 246,190 shares for the year ended December 31, 2009. The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the years ended December 31, 2009 and 2008 is $1.20 per share, based on the conversion price that would have been in effect and the interest accrued through the year then ended. The potentially dilutive effect of 201,103 options and warrants issuable upon conversion of the debt was not considered in the calculation of earnings per share as the effect would be anti-dilutive on December 31, 2009.

Diluted income per share for the year ended December 31, 2008 excludes the impact of 7,436,107 options and warrants because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the year ended December 31, 2008. The potentially dilutive effect of 1,077,436 options and warrants issuable upon conversion of the debt is considered in the calculation of earnings per share using the treasury stock method, based on the exercise price that would have been in effect had the warrants been issued on December 31, 2008. All such warrants have been excluded from the calculation because the minimum exercise price of such warrants exceeds the average market price of the Company’s common stock during the years ended December 31, 2008.

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

         In connection with the convertible debt issued in September 2008, the Company was required to issue additional warrants as a result of the reset provision of the exercise price. The convertible debt warrant agreements provided for additional warrants to be issued within six months after the final close date of the convertible debt or March 15, 2009, if the Company issued or sold any shares of common stock (other than exercise of outstanding options or warrants) for consideration less than the exercise price of the warrants issued to the convertible debt holders. In 2008, the initial warrant value of $209,166 was originally recorded to additional paid in capital. Upon the adoption of ASC 815-10 at January 1, 2009, the Company removed from additional paid in capital $209,166 and recorded the derivative liability at its then fair value of $98,308 with the offset of $110,858 to retained earnings. The derivative liability was increased to $133,866 at March 15, 2009 (its then fair value), resulting in a charge to other expense of $35,558 and then the derivative liability was reclassified back to additional paid in capital as the six months term had expired.

During 2009, the Company issued convertible debt with warrants and recorded derivative liabilities related to the beneficial conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value on the grant date was $510,417 as computed using the Black-Scholes option pricing model. In accordance with the accounting guidance associated with derivative instruments, the Company re-measured their values as of the end of the quarter. During 2009, the Company recorded a decrease of $450,956 to the derivative liabilities related to the decrease in fair value during the period ended December 31, 2009.

On November 30, 2009, the Company entered into a securities purchase agreement with Alpha Capital Group and Whalehaven Capital funds. The Company issued 1,860,714 and 1,428,571 shares of the Company’s common stock to Alpha Capital Group and Whalehaven Capital Funds, respectively. The stock price of the common shares issued was valued at $0.28 per share with aggregate proceeds of $812,320, which is net of direct offering costs of $108,680. In connection with the securities purchase agreement, the Company also issued 6.5 year warrants, which represents 50% of the common stock issuances. As a result, the Company issued warrants to purchase 930,357 and 714,286 of the Company’s common stock, $0.001 par value per share, at an exercise price of $1.25 per share to Alpha Capital Group and Whalehaven Capital Funds, respectively, subject to certain anti-dilution adjustments. The terms associated with the reset of the exercise price of the warrants resulted in classifying these warrants as derivative liabilities. On the date of issuance, the Company recorded a derivative liability of $509,839. The derivative was revalued at December 31, 2009, which resulted in a change in fair value of the derivative liability. In connection with the revaluation, the Company recorded a gain of $197,357 in the change in fair value of derivative liabilities of the accompanying statement of operations and comprehensive income (loss).

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

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of December 31, 2009 classified using the valuation hierarchy:

Level 3 Carrying Value December 31, 2009
Embedded conversion options	$269,758
Warrants	85,000
$354,758
Decrease in fair value included in other income (expense)	$648,313

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

Supplemental Cash Flow Information

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$323,201	$332,233
Cash paid during the period for taxes	$695,322	$2,562,485
Supplemental disclosure of non-cash activities:
Warrants issued to brokers, included in prepaid consulting	$88,000	$—
Warrants issued in connection with senior notes and bridge loan included in debt discount	$1,887,920	$—
Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$209,166	$—
Reclassification of derivative liability related to warrants to additional paid-in capital upon expiration of share adjustment terms	$133,866	$—
Conversion of warrants to common stock	$38	$—
Voluntary conversion of convertible debt and accrued interest	$1,074,605	$—
Conversion of accounts payable to stock	$75,751	$—
Broker warrants issued in connection with convertible debt	$—	$209,166
Broker warrants issued in connection with senior debt	$—	$559,438
Receipt of machines as partial settlement of note receivable	$—	$472,451
Derivative asset recorded in issuance of convertible debt	$—	$125,000
Fair value of common stock recorded as prepaid consulting	$—	$527,801
Fair value of warrants issued for services, included in prepaid expense	$283,951	$83,875
Carrying value of net assets of JPI before deconsolidation	$25,698,405	$—
Fair value of derivative liabilities	$1,020,256	$—
Conversion of accrued salaries to ownership of JPI	$730,496	$—

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

We have evaluated subsequent events through the filing date of this Form 10-K/A, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	48,852	$719,389
Work-in-process	3,265	11,808
Finished goods	27,138	832,794
	$79,255	$1,563,991

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008
Building and improvements	$—	$7,774,591
Machinery and equipment	—	4,233,129
Office equipment	120,019	431,049
Lab equipment	71,755	12,372
Construction in progress	—	1,229,319
	191,774	13,680,460
Less accumulated depreciation	(108,227)	(1,970,872)
	$83,547	$11,709,588

Depreciation expense was $686,197 and $962,075 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2009:

	Gross Value	Accumulated Amortization	Net	Amortization (in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$(841,667)	$1,158,333	20

Intangible assets consist of the following at December 31, 2008:

	Gross Value	Accumulated Amortization	Effect of Foreign Currency Translation	Net	Amortization (in years)
Assets subject to amortization:
Intellectual property	$2,000,000	$(741,667)	—	$1,258,333	20
Production rights	1,916,622	(318,986)	154,007	1,751,643	10
Land use rights	1,354,765	(99,094)	209,839	1,465,510	33
Non-compete agreements	324,415	(163,652)	32,483	193,246	5
Customer relationships	214,328	(77,904)	26,569	162,993	7
Trade name and logo	530,829	(129,041)	78,055	479,843	10
	$6,340,959	$(1,530,344)	$500,953	$5,311,568

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

At December 31, 2008, the Company had net operating loss carryforwards of approximately $38.1 million and $29.1 million available to reduce federal and state taxable income, respectively.  Approximately $1.6 million of federal net operating losses expired during the year. The federal and state net operating loss carryforward expire on various dates through 2023, unless previously utilized. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital. The Company has research and development tax credit carryforwards of approximately $113,000 and $132,000 to reduce federal and state income tax, respectively. The federal research and development tax credits will begin to expire in 2022, unless previously utilized. The Company’s California research and development tax credit carryforwards do not expire and will carryforward indefinitely until utilized. Any net operating loss or credit carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

In accordance with FASB ASC 815-10, the Company established a debt premium and derivative asset relative to the limitations on bonus interest that will occur upon a change in control or bankruptcy. The initial fair value of the derivative asset of $125,000 was based on a probability assessment of the payment alternatives. During 2009 approximately 35% of the principal balance was converted to equity (see below).  Related to that transaction, the Company reduced its derivative asset by 35%, leaving a balance of $80,913 as of December 31, 2009. The derivative asset is included in other assets in the consolidated balance sheets at December 31, 2009 and 2008.

In accordance with FASB ASC 320-10, Investments-Debt and Equity Securities (“ASC 320-10”) and ASC 470-20, Debt with Conversion and Other Options, the Company also established a debt discount and a related credit to additional paid-in capital in the amount of $2,635,000, representing the value of the beneficial conversion feature inherent in the Convertible Debt, as limited to the face amount of the debt and the premium related to the derivative asset. Accordingly, the carrying value of the Convertible Debt, after allocation of the beneficial conversion feature to additional paid in capital, was $0. The net debt discount is being accreted over the life of the debt using the effective-interest method, such that the carrying value of the debt at maturity will include bonus interest payable. The accretion was immaterial for the year ended December 31, 2008. For the year ended December 31, 2009, the Company recorded accretion of the debt discount of approximately $17,000.

The Company also incurred debt issuance costs of $634,765 in association with the Convertible Debt, including $209,167 related to the issuance of 209,167 warrants issued to brokers. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 95% (iii) weighted-average risk-free interest rate of 2.59%, and (iv) weighted-average expected life of 5 years. Those costs are included in other assets in the consolidated balance sheet at December 31, 2009 and 2008, and are being amortized over the life of the debt using the effective interest method.

In September 2009 approximately 35% of the principal balance of this Convertible Debt was converted to equity at the option of the holders.  The total amount converted was $924,605, which included $885,259 of principal and $39,346 of accrued interest.  These amounts were converted to 807,243 shares of common stock and additionally the Company issued 403,621 warrants, due to the 50% warrant coverage feature, with an exercise price of $0.66 per share.  Due to this conversion of debt in August 2009, the Company removed approximately $83,000 of accrued bonus interest and debt discount with no impact to the consolidated statement of operations for the year ended December 31, 2009.  Post conversion, the remaining principal amount and bonus interest amount was approximately $2,437,000, which will be amortized to interest expense over the remaining term of the Convertible Debt using the effective interest rate method.  As of December 31, 2009 and if there are no further conversions prior to the maturity date of September 15, 2010, the Company anticipates recording approximately $2,423,000 of amortization expense in 2010 related to the debt discount.

Additionally due to the conversion of debt in August 2009, the Company reduced the carrying amount of debt issuance costs by approximately $224,000 by recording a charge to interest expense.  As of December 31, 2009, the balance of the debt issuance costs related to this Convertible Debt is approximately $410,000 which will be amortized to interest expense in 2010.

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

In connection with the issuance of this note, the Company incurred approximately $35,000 in debt issuance costs, including a $25,000 commission to a third party.  These costs were recorded as debt issuance costs are being amortized over the term of the debt on a straight-line basis (which approximates the effective interest rate method) During the year ended December 31, 2009, the Company amortized an immaterial amount to interest expense related to debt issuance costs.

During 2009, the Company failed to perform under the agreement which resulted in the occurrence of triggering events (as defined) and default.  Under the provision of the agreement, the Company was required to increase the principal amount of the note by a total of 35% and some additional amounts (totaling $210,834), accelerate the due date of the note, and increase the interest rate from 12% to 18%.  In December 2009, the Company obtained a waiver from the note holder stating that the note holder will not accelerate the due date of the note, but rather will keep the maturity date as of September 15, 2010.  The Company recorded this increase in principal as additional interest expense during the year ended December 31, 2009.

         In December 2009, the holder of this note converted $150,000 of principal to 535,714 shares of common stock.

The Bridge Loan Agreement

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. Interest under the Bridge Loan was set at 12% per annum. However, because the Company did not repay the Bridge Loan as scheduled on or before October 9, 2009, the interest rate was increased to 18% per annum, retroactive to September 10, 2009. The additional amounts due under this arrangement, including accrued interest (the “the Cantone Penalty”) were $86,032 as of December 31, 2009. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, the Company issued to the Lender a two-year warrant to purchase 116,000 shares of the Company’s common stock exercisable at $0.60 per share (the “Two-Year Warrant”). This warrant was valued at $34,800 using the Black-Scholes model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the Bridge Loan Agreement. Under the appropriate accounting guidance, the Company recorded the value of the warrant at its relative fair value and recorded the relative fair value of the warrants as a debt discount which was amortized to interest expense over the term of the bridge loan. The Company paid cash fees associated with this debt of $15,000, which was recorded as debt issuance costs. For the year ended December 31, 2009 the Company recorded interest expense of approximately $49,800 related to the debt discount and debt issuance costs.

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

See also Note 15 - “Subsequent Events” for further information regarding settlement of certain obligations under consulting arrangements.

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

The Company incurred debt issuance costs of $373,564 and debt discounts of $838,826 in association with the First Closing in May 2009, including $172,012 and $838,826, respectively, related to the issuance of 212,360 and 2,123,600 warrants for the purchase of the Company’s common stock at $0.98 per share, issued to brokers and Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the year ended December 31, 2009 the Company recorded interest expense of $56,782 and $25,288 related to the amortization of the debt discount and debt issuance costs, respectively.

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

The Company incurred debt issuance costs of $141,168 and debt discounts of $300,583 in association with the Second Closing in June 2009, including $68,963 and $300,583, respectively, related to the issuance of 74,960 and 749,600 warrants for the purchase of the Company’s common stock at $1.11 per share, issued to brokers and Senior Note holders, respectively . These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in other assets in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. For the period ended December 31, 2009 the Company recorded interest expense of $27,215 and $12,782 related to the amortization of the debt discount and debt issuance costs, respectively.

The Company did not pay the interest due on the Series 1 Senior Notes or the Series 2 Senior Notes due on December 1, 2009 or March 1, 2010.  As a result, the interest rate on the Series 1 Senior Notes and Series 2 Senior Notes is now accruing at 18% per annum.  As of April 14, 2010 none of the noteholders has declared any of the Series 1 Senior Notes or the Series 2 Senior Notes in default and no Notices of Default have been received.  The Company intends to seek stockholder approval to exchange the Series 1 and Series 2 Senior Notes for shares of common stock at the next annual meeting of stockholders.

Debt Repayment Obligations

The following table sets forth the contractual repayment obligations under the Company’s notes payable. The table assumes that Convertible Debt will be repaid at maturity, and excludes interest payments, except for bonus interest payable under the terms of the Convertible Debt instruments.

2010	$3,557,798
2011	888,224
2012	1,414,997
$5,861,019

See also Note 15 - “Subsequent Events” for further information regarding certain debt obligations.

NOTE 8 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $229,000 and $237,000 are included in accrued salaries and wages and $86,000 and $280,000 are included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively. The Company has not made the monthly $18,000 payments due, nor paid the premiums on a life insurance policy on the former officer since October 2009 and as of December 31, 2009 was in default under this obligation. As of April 14, 2010, the former officer has taken no action against the Company to enforce this obligation.

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

On January 7, 2009, the Company adopted the 2008-2009 Performance and Equity Incentive Plan (“Performance Plan”) whereby up to 1,000,000 shares of the Company’s common stock may be issued under the Performance Plan. The Board of Directors approved the grant of 870,000 shares of the Company’s common stock under the Performance Plan, subject to stockholder approval of the Performance Plan. Subsequently, this plan was not approved by the shareholders and all shares issued under or options granted under the Performance Plan were cancelled.

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

The following is a status of all stock options outstanding at December 31, 2009 and 2008 and the changes during the years then ended:

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	2,757,001	$2.56	2,093,239	$3.97
Granted	—	—	850,000	3.45
Expired/forfeited	(899,000)	3.88	(186,238)	4.81
Outstanding and expected to vest, end of year	1,858,001	$1.90	2,757,001	$3.75
Vested and exercisable, end of year	1,753,626	$1.91	2,444,918	$3.79

        (1)  Includes the repricing of 1,129,000 options from exercise prices ranging from $2.85 - $4.65 to a modified exercise price of  $0.75.

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

In January 2009, the Company issued 598,400 warrants, exercisable at $1.13 per share, in connection with the second closing of the Senior Note financing (see Note 7).

On May 4, 2009, the Company issued five-year warrants to purchase 2,123,600 shares of the Company’s common stock at $0.98 per share in connection with the “First Closing” of a private offering of the Company’s common stock. Warrants to purchase an additional the 212,360 shares of the Company’s stock were issued to the private placement agent (see Note 7).

On June 12, 2009, the Company issued five-year warrants to purchase 749,600 shares of the Company’s common stock at $1.11 per share in connection with the “Second Closing” of a private offering of the Company’s common stock. Warrants to purchase an additional the 74,960 shares of the Company’s stock were issued to the private placement agent (see Note 7).

On August 24, 2009, the Company issued five year warrants to purchase 403,621 shares of the Company’s common stock at $0.66 per share in connection with the issue of convertible debt which were valued and accounted for upon the issuance of the related convertible debt in 2008 (see Note 7).

On September 10, 2009, the Company issued a two-year warrant to purchase 116,000 shares of the Company’s common stock, exercisable at $0.60 per share, pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, to the Lender (see Note 7).

On September 15, 2009, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at a exercise price of $0.65 per share, subject to certain anti-dilution adjustments, in connection with a promissory note (see Note 7). The warrants expire five years from the date of grant.

On November 30, 2009, in connection with the closing of the 2009 Registered Direct Offering of shares of common stock and warrants, the Company issued warrants to purchase 1,644,736 shares of its common stock to the purchasers in that offering at an initial exercise price of $1.25 per share, subject to adjustment as provided in the warrant. See also Notes 12 and 15 for additional information.

The following represents a summary of the warrants outstanding at December 31, 2009 and 2008 and changes during the years then ended:

	2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	5,252,699	$3.38	4,528,668	$3.98
Granted	6,688,970	1.02	1,469,180	1.91
Expired/forfeited	(1,548,382)	2.85	(492,416)	5.00
Exercised	—	—	(252,733)	2.34
Outstanding and exercisable, end of year	10,393,287	$1.84	5,252,699	$3.38

The following table summarizes information about warrants outstanding at December 31, 2009:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$3.68	1,180,632	0.83
$4.74	1,366,319	2.00
$0.60	116,000	1.69
$2.69	209,166	3.71
$1.00	948,200	3.94
$1.13	598,400	4.08
$0.98	2,335,960	4.34
$1.11	824,560	4.44
$0.66	403,621	4.65
$0.60	200,000	4.69
$0.65	500,000	4.71
$1.25	1,710,429	0.42
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

In September 2009 some holders of the convertible debt issued in September 2008 elected to convert debt under the terms of the agreement into stock and warrants. This conversion resulted in the issuance of 807,243 shares and 403,621 warrants with an exercise price of $0.66 (see Note 7.)

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

On November 11, 2009, the Company entered into an agreement with First International Capital Group, Ltd., to provide investor relations services. In connection with the agreement, the Company issued a total of 900,000 shares of the Company’s common stock, par value $0.001. The service term is six months (commencing November 24, 2009 and ending May 25, 2010). The value of the common shares using the stock price on date of commencement is $0.24 per share. The total value of $360,000 was recorded as prepaid consulting expense and will be amortized over the service period of six months. As of December 31, 2009, the Company amortized $60,000 as general administrative expenses in the accompanying statement of operations and comprehensive income (loss).

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

The following is information for the Company’s reportable segments for the year ended December 31, 2008 after removing the discontinued operations of YYB:

	China	Corporate	Total
Net revenue	$23,694,678	$80,222	$23,774,900
Gross profit	$12,184,904	$59,605	$12,244,509
Depreciation and amortization	$1,219,487	$124,190	$1,343,677
Interest expense	$367,970	$100,561	$468,531
Income (loss) before discontinued operations	$10,508,239	$(9,795,291)	$712,948
Capital expenditures	$1,302,038	$205,438	$1,507,476

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

During the year ended December 31, 2009, the Company received services from Tripoint Capital Advisors, LLC, which was co-founded by the Company’s audit committee chairman. During the year ended December 31, 2009, the Company incurred $27,000 related to services from this related party and this amount is included in accounts payable as of December 31, 2009.

NOTE 15 — SUBSEQUENT EVENTS

 On February 9, 2010, we issued 1,100,000 shares of our common stock to two consultants under consulting services agreements.  The value of these issuances will be recorded in first quarter 2010 at fair market value based upon the then current fair market value of the stock.

NYSE Amex Listing

On December 23, 2009, the Company received a letter from NYSE Amex (the “Exchange”), indicating that the Company was below certain of the Exchange’s continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”) in that the Company had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company could continue operations and/or meet our obligations as they matured. The letter from the Exchange also indicated that, due to its low selling price, the Company’s Common stock may not be suitable for auction market trading. The Exchange afforded us an opportunity to submit a plan of compliance to the Exchange by January 22, 2010, demonstrating our ability to regain compliance with the Exchange’s continued listing standards. Management submitted such a plan to the Exchange by the deadline, and, in a letter dated January 6, 2010, and supplemented it thereafter. The Exchange notified us on March 24, 2010 that it accepted our plan of compliance and granted us an extension until June 15, 2010 to regain compliance with the continued listing standards. Failure to regain compliance within the given timeframe may result in the Exchange initiating delisting proceedings against us. As of the date hereof , the Company have not received any updates from the Exchange regarding compliance with the continued listing standards.

Defaults on Prior Note Financings: Proposed Debt Exchanges

In December 2008 and January 2009, the Company completed two closings with note holders of 12% Senior Notes (the “Series 1 Note Holders”), pursuant to which we issued an aggregate of $1,757,500 in 12% Series 1 Senior Notes (“Series 1 Notes”); in consideration thereof, we issued the Series 1 Note holders warrants to purchase up to 1,492,000 shares of common stock of which 948,200 are exercisable at $1.00 per share and the remaining 544,000 are exercisable at $1.13 per share. In May and June 2009, we completed two closings with note holders of the 12% Series 2 Senior Promissory Notes (the “Series 2 Note Holders,” together with the Series 1 Note Holders, the “Note Holders”), pursuant to which we issued an aggregate of approximately $1,796,000 in 12% Series 2 Senior Notes (“Series 2 Notes,” together with the Series 1 Notes, the “Notes”); in consideration thereof, we issued the Series 2 Note Holders warrants to purchase up to 2,335,960 shares of common stock of which 2,123,600 are exercisable at $0.98 per share and the remaining 749,600 are exercisable at $1.11 per share. The terms of the Series 2 Notes provided that if the stockholders of the Company do not approve of the Series 2 Note Offering by September 1, 2009 and the Company did not redeem the 12% Series 2 Notes by November 30, 2009, then the holders of such 12% Series 2 Notes shall be entitled to declare such notes in default and declare the entire principal and unpaid accrued interest thereon immediately due and payable. The Company did not pay the interest due on the Series 1 Senior Notes or the Series 2 Senior Notes due on December 1, 2009 or March 1, 2010. As a result, the interest rate on the Series 1 Senior Notes and Series 2 Senior Notes is now accruing at 18% per annum. As of April 14, 2010, none of the noteholders has declared any of the Series 1 Senior Notes or the Series 2 Senior Notes in default and no Notices of Default have been received. The Company intends to seek stockholder approval to exchange the Series 1 and Series 2 Senior Notes for shares of common stock at the next annual meeting of stockholders.

       The Company failed to pay the interest due on the Series 1 and Series 2 Notes due on December 1, 2009 and March 1, 2010; however none of the holders have declared default, or is due on outstanding notes and other contractual obligations which are past due or soon to be due. Management is concerned that we may not have sufficient cash to satisfy these debts and carry on our current operations. Therefore, Management believes it is prudent to reserve as much cash as possible for our operations.

        To that end, in March 2010, Management put together various exchange agreements (the “Debt Exchanges”) to enter into with a majority, and potentially all, of our debt holders subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding notes or other debt obligations for shares of our Common Stock. Although the exchange terms vary slightly between the debt holders — based upon the terms of each of the particular notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, we filed a Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and are in the process of responding to SEC comments regarding the same so that we can finalize the proxy and send it out to our shareholders. We have the right to seek Shareholder Approval two times; if we do not receive Shareholder Approval at the second meeting, we shall fall back into default on all of the notes for which shareholders did not approve the issuance of shares pursuant to the related exchange agreement. Once we obtain Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be converted to shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, we agreed to use our best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement we file under the Securities Act of 1933, as amended. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges are subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until we receive Shareholder Approval and approval of the NYSE Amex to list the shares, which we cannot guarantee and therefore the exchange may never occur.

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

In March 2010, we also entered into an Exchange Fee Agreement with Cantone Research Inc., who was the placement agent for the original issuance of the Notes. Pursuant to the Exchange Fee Agreement, Cantone Research agreed to negotiate the exchange with the Note Holders described above and obtain the Note Holders agreement and signature to the exchange agreement. Under the Exchange Fee Agreement, we agreed to pay Cantone Research a fee of 2% of the total principal and interest that is due, up through March 1, 2010, which, as of such date is $79,049 or 2% of $3,952,403. We agreed to pay Cantone Research the number of shares of our Common Stock that is equal to the quotient of $79,048 divided by $0.28, or 282,314 shares. We also agreed to reduce the exercise price of the placement agent warrants issued to Cantone Research to $0.28 per share upon completion of the Debt Exchange. The issuance of shares to Cantone Research under the Exchange Fee Agreement is subject to NYSE Amex and Shareholder Approval. If we do not receive Shareholder Approval, we will have to pay the exchange fee in cash. Further, if we do not proceed with the Debt Exchanges, none of the other agreements with Cantone Research Inc. will be consummated.

Also in March 2010, in an effort to further reduce our cash expenditures, we also amended a consulting agreement with one of our corporate consultants — Cantone Asset Management LLC ("Cantone Asset"). Under the original consulting agreement, we were to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued them warrants to purchase 200,000 shares of our common stock at $0.60 per share. Pursuant to the amendment, (i) Cantone Asset shall instead be paid with an aggregate of 514,285 shares of our common stock, (ii) we will use our best efforts to register those shares in the next registration statement we file; and, (iii) we will engage counsel to issue a blanket opinion to our transfer agent regarding the amendment shares once the related registration statement is declared effective. In consideration for Cantone Asset agreeing to the amendment, we agreed to adjust the exercise price of their warrant to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will still be effective, but we will have to pay the consulting fee in cash.

St. George Convertible Note and Warrant Purchase Agreement Defaults and Waivers; Note Conversions and Warrant Exercises After January 1, 2010

On September 15, 2009, we issued a 12% Convertible Promissory Note (the “St. George Note”). to St. George Investments, LLC (“St. George”). On December 11, 2009 we entered into a Waiver of Default with St. George pursuant to which we agreed to repay the entire balance of the St. George Note and any adjustments thereto pursuant to the terms of the initial Waiver by February 1, 2010. Since we failed to pay the entire balance of the note by February 1, 2010, we were in default on the St. George Note. On February 16, 2010, we entered into a Waiver of Default agreement (“February 16 Waiver”) with St. George pursuant to which: (i) St. George waived all defaults through May 15, 2010 and agreed not to accelerate the amounts due under the Note before May 15, 2010 and (ii) St. George shall exercise their Warrant to purchase 140,000 shares of our common stock at $0.65 per share. In consideration for this waiver, we agreed to pay St. George a default fee equal to 50,000, which shall be added to the balance of the Note effective as of the February 16, 2010. The February 16 Waiver included a provision that would reinstate the default if the company failed to comply with the terms of the February 16 Waiver.

At various times during the period January 1, 2010 through April 8, 2010, St. George converted portions of the remaining principal and interest due on the St. George Note and in consideration thereof, the Company issued to St. George an aggregate of 2,568,951 shares of our Common Stock. In addition during the same period, St. George exercised warrants to purchase an aggregate of 400,000 Shares of our Common Stock. All of such note conversions and warrant exercises during 2010 were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrant. The total net proceeds from the exercise of warrants by St. George during such period was $112,000. There were no net proceeds from the various note conversions.

Note and Warrant Purchase Agreements- March and April 2010

After the year ended December 31, 2009, the Company sought additional financing for its continuing operations. On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“Lender”) pursuant which the Company issued the Lender a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of an event of certain triggering events. The Purchase Agreement includes a warrant to purchase up to 1,100,000 shares of the Company’s Common Stock at an exercise price of $0.28. The Note carries a 20% original issue discount and matures on March 22, 2011. In addition, the Company agreed to pay $200,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds the Company received were $540,000, exclusive of finder’s fees paid in connection with the transaction. The Lender may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events.

The transaction with the Lender was the “First Closing” of a series of similar transactions, which together are hereinafter referred to as “March-April 2010 12% Convertible Note Financing.” On April 8, 2010, the Board of Directors authorized the Company to enter into additional Purchase Agreements to issue up to an additional $7,500,000 of 12% Convertible notes and to issue warrants to issue up to an additional 15,000,000 shares of the Company’s Common Stock pursuant to the March-April 2010 12% Convertible Note Financing.

On April 8, 2010, in the “Second Closing,” the Lender and other accredited investors purchased an aggregate of $5,524,425 principal amount of additional 12% Convertible Notes and the Company issued additional warrants to purchase 6,569,585 shares of the Company’s Common Stock at an exercise price of $0.38 per share on terms substantially the same as described above in the First Closing with the Lender. The net proceeds from the Second Closing were $3,225,000, exclusive of any finder’s fees paid in the Second Closing.

On April 13, 2010, in the “Third Closing” of the March-April 2010 12% Convertible Note Financing, Lender and other accredited investors, purchased an aggregate of $3,957,030 principal amount of additional 12% Convertible Notes and the Company issued additional warrants to purchase 4,705,657 shares of the Company’s Common Stock exercisable at $0.69 per share on terms substantially the same as described above in the First Closing and Second Closing.. The net proceeds from the Third Closing were $2,310,000, exclusive of any finder’s fees paid in the Second Closing.

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

Our management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009. Based on its evaluation, our management concluded that our internal control over financial reporting has the following deficiencies as of December 31, 2009:

1. We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records and complex transactions. These control deficiencies contributed to the individual material weaknesses described below:

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

Remediation of Material Weakness

As of December 31, 2009, there were control deficiencies which constitute as a material weakness in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:

1. authorized the addition of staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department and information technology department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures.

2. issued policies and procedures regarding the delegation of authority.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers as of April 20, 2010. The size of our board is currently set at five and is divided into three classes. The terms of two directors will expire at this year’s Annual Meeting; the term of one director shall expire at the Annual Meeting of Stockholders to be held in 2011 (Class II); and the terms of the two remaining directors shall expire at the Annual Meeting of Stockholders to be held in 2012 (Class I). Currently, Douglas MacLellan and Minghui Jia serve as the Class I directors, Michael Boswell serves as the Class II director, and William Thompson and Edward Arquilla serve as the Class III directors. Commencing with this year’s Annual Meeting, one class of directors will be elected for a three-year term at each Annual Meeting of Stockholders. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Year First Elected	Position(s)
Douglas C. MacLellan	54	1991	Executive Chairman and Chief Executive Officer
Akio Ariura	52	2006	Chief Financial Officer and Secretary
Michael Boswell	40	2008	Director
William M. Thompson III, M.D.	82	1989	Director
Edward R. Arquilla, M.D., Ph.D.	87	1997	Director
Minghui Jia	49	2006	Director

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

Communications with Directors

Stockholders may communicate with the Chairman of the Board, the directors as a group, the non-employee directors or an individual director directly by submitting a letter in a sealed envelope labeled accordingly and with instruction to forward the communication to the appropriate party. Such letter should be placed in a larger envelope and mailed to the attention of our Secretary at Radient Pharmaceuticals Corporation, 2492 Walnut Avenue, Suite 100, Tustin, California 92780. Shareholders and other persons may also send communications to members of our Board who serve on the Audit Committee by utilizing the webpage on our website, http://www.radient-pharma.com, designated for that purpose. Communications received through the webpage are reviewed by a member of our internal audit staff and the chairperson of the Audit Committee. Communications that relate to functions of our Board or its committees, or that either of them believes requires the attention of members of our Board, are provided to the entire Audit Committee and reported to our Board by a member of the Audit Committee. Directors may review a log of these communications, and request copies of any of the communications.

Board of Directors Meetings

During the fiscal year ended December 31, 2009, there were six meetings of the Board as well as numerous actions taken with the unanimous written consent of the directors.

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

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: www.radient-pharma.com.

Audit Committee and Financial Expert

Our Board has established an Audit Committee consisting of Mr. Boswell, Dr. Thompson and Dr. Arquilla, each of whom is independent within the meaning of the rules of the NYSE Amex and the enhanced independence requirements for audit committee members under Exchange Act Rule 10A-3. The Audit Committee met four times in 2009. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by Radient regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to Radient by the independent accountants who audit its financial statements. At each meeting, Committee members may meet privately with representatives of our independent accountants and with Radient’s Chief Financial Officer.

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

Item 11.  Executive Compensation

The following table sets forth all compensation received during the two years ended December 31, 2009 by our Chief Executive Officer, Chief Financial Officer and each of the other two most highly compensated individuals whose total compensation exceeded $100,000 in such fiscal year. These officers and individuals are referred to as the Named Executive Officers in this Report. As of October 31, 2008, Mr. Dreher resigned as our President and CEO and Douglas MacLellan was appointed to fill those positions; however, we are required to provide executive compensation information for the last two completed fiscal years. Upon Mr. MacLellan’s appointment, we agreed to pay him an annual base salary of $360,000, to be paid in equal monthly installments, and he is also entitled to certain bonuses, the latter of which he has deferred until the Company’s cash position improves.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gary L. Dreher(1)	2009	$—	$—		$—	$—		$—	$—	$—		$—
Gary L. Dreher President &	2008	$541,667	$100,000		$—	$500,420	(2)	$—	$—	$164,815	(3 (4)	$1,306,902
CEO(1)
Douglas MacLellan,	2009	$360,000	$30,000		$—	$127,940		$—	$—	$—		$517,940
President, CEO & Chairman	2008	$—	$60,000	(6)	$—	$—		$—	$—	$180,000	(5)	$240,000
Douglas MacLellan, President, CEO & Chairman(1)
Akio Ariura, CFO	2009	$300,000	$20,000		$—	$40,900		$—	$—	$—		$360,900
Akio Ariura	2008	$218,749	$20,000		$—	$—		$—	$—	$—		$238,749
Frank Zheng(7)	2009	$186,667	$—		$—	$20,000		$—	$—	$—		$206,667
Frank Zheng	2008	$360,000	$85,000		$—	$48,958		$—	$—	$—		$493,958
Minghui Jia(7)	2009	$186,667	$—		$—	$20,000		$—	$—	$—		$206,667
Minghui Jia	2008	$240,000	$85,000		$—	$48,958		$—	$—	$—		$373,958
____________

(1)	Effective as of October 31, 2008, Mr. Dreher resigned from all of his positions; Mr. MacLellan replaced Mr. Dreher as our President, Chief Executive Officer and Chairman in November 2008.

(2)
The value of option awards included in this column represents the compensation costs recognized by the Company in fiscal year 2008 for option awards made or modified in 2008 calculated pursuant to ASC 718. The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by Mr. Dreher, if any, will depend on the share price on the exercise date. The assumptions we used with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in our Form 10-K for the year ending December 31, 2009. There were no forfeitures during the year.

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

(8)	Represents the fair vale of the repriced options during 2009.

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

Effective January 1, 2008, Mr. Zheng’s base compensation was increased to $30,000 per month and Mr. Jia’s base compensation was increased to $20,000 per month. In February 2008, Messrs. Jia and Zheng each received an additional bonus of $25,000 each.

        Each of these agreements with Radient Pharmaceuticals Corporation expired in August 2009.

Outstanding Equity Awards at Fiscal Year End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($/Sh) (e)	Option Expiration Date (f)
Gary Dreher	60,001	—	—	2.85	2/27/2011
	200,000	—	—	3.70	10/8/2011
	172,000	—	—	4.06	5/31/2012
	262,500	37,500	—	3.45	3/3/2013
Douglas MacLellan	36,000	—	—	0.75	2/27/2011
	120,000	—	—	0.75	10/8/2011
	90,000	—	—	0.75	5/31/2012
	175,000	25,000	—	0.75	3/3/2013
Akio Ariura	40,000		—	0.75	10/8/2011
	50,000		—	0.75	5/31/2012
	43,750	6,250	—	0.75	3/3/2013
Frank Zheng	43,750	6,250	—	0.75	3/3/2013
Minghui Jia	43,750	6,250	—	0.75	3/3/2013

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(g)	(h)	(i)	(j)
Gary Dreher	0	0	0	0
Douglas MacLellan	0	0	0	0
Akio Ariura	0	0	0	0
Frnak Zheng	0	0	0	0
Minghui Jia	0	0	0	0

2008-2009 Performance and Equity Incentive Plan

On January 7, 2009, we adopted a new performance based incentive plan, entitled the 2008-2009 Performance and Equity Incentive Plan ( “Performance Plan”) for key executives that is based on meeting specific comprehensive net income targets established by the Board of Directors. The Performance Plan authorizes us to issue up to 1,000,000 shares of our common stock. The Performance Plan was not approved by our stockholders and all shares issued or options granted under the Performance Plan were cancelled.

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

The Change in Control Severance Pay Plan was terminated in April 2009.

Director Compensation

The following table contains information regarding the compensation of our directors for the fiscal year ending December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
William M. Thompson, III, MD	$1,000	$24,000	$—	$—	$—	$—	$25,000
Michael Boswell	$37,500	$24,000	$—	$—	$—	$—	$61,500
Edward R Arquilla, MD, PhD	$15,500	$24,000	$—	$—	$—	$—	$39,500
____________

(1)
On January 7, 2009, the Company granted 40,000 shares of common stock to each of the Company’s three independent directors, subject to stockholder approval. The grant was based on performance through 2008.  On August 21, 2009, the Company’s stockholders approved the total grant of 120,000 shares of common stock and approximately $72,000 in expense has been recorded based on the stock price at August 21, 2009.

Effective June 1, 2009, in connection with across-the-board comprehensive cost containment measures, our Board of Directors voted to reduce fees paid to independent directors to $1,500 for in-person attendance and $500 for telephonic attendance at Board meetings. As Chairman of our Compensation Committee and of our Audit Committee, Mr. Boswell will receive an additional $10,000 per year and, as Chairman of our Governance Committee, Dr. Thompson will receive an additional $1,000 per year.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,858,001	1.92	1,206,237
Equity compensations plans not approved by security holders	-	-	-
Total	1,858,001	1.92	1,206,237

Stock Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our shares of common stock as of April 29, 2010 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

Name and Address(1)	Number of Shares		Percentage Owned
Douglas C. MacLellan	446,000	(2)	1.5%
Akio Ariura	140,000	(3)	*
William M. Thompson III, M.D.	220,000	(4)	*
408 Town Square Lane
Huntington Beach, CA 92648
Edward R. Arquilla, M.D., Ph.D.	136,494	(5)	*
Department of Pathology
University of California — Irvine
Irvine, CA 92697
Minghui Jia	1,622,672	(6)	5.5%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Fang Zheng	1,622,672	(7)	5.5%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Jade Capital Group	972,672	(8)	3.2%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Mike Boswell	40,000		*
400 Professional Drive
Suite 310
Gaithersburg, MD 20879
All Directors and Officers as a group (6 persons)	3,255,172	(9)	10.8%
____________

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes, 446,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(3)	Includes 140,000 shares of common stock issuable on exercise of options at $0.75 per share.

(4)	Includes, 180,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(5)	Includes, 80,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(6)
Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Jia is a director and principal stockholder and 50,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(7)
Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Zheng is a director and principal stockholder, options to purchase 50,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

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

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Non-management members of the Board of Directors conduct at least one regularly scheduled meeting per year without members of management being present. Mr. Boswell serves as the presiding director of such meetings. Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

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

The Board considered all relevant facts and circumstances in making its determinations, including the following:

•	No non-employee director receives any direct compensation from Radient other than under the director compensation program described in this proxy statement.

•	No immediate family member (within the meaning of the NYSE Amex listing standards) of any non-employee director is an employee of Radient or otherwise receives direct compensation from Radient.

•	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by Radient’s independent accountants.

•	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from Radient.

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

Non-management members of the Board of Directors conduct at leastone  regularly-scheduled meetings per year without members of management being present. Mr. Boswell serves as the presiding director of such meetings. Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended December 31, 2009 and 2008 were as follows:

Services Provided	2009	2008
Audit Fees	$297,000	$430,000
Audit Related Fees	—	41,000
Tax Fees	—	—
All Other Fees	—	—
Total	$297,000	$471,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K/A:

(1)	The financial statements required to be included in this Annual Report on Form 10-K/A are included in Item 8 of this Report.

(2)	All other schedules have been omitted because they are not required.

(3)	Exhibits:

Exhibit Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)
3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)
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

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

Exhibit Number	Description:
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)
10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)
10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)
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

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed March 31, 2008)
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Incorporated by reference from the Form 10-K filed April 15, 2009).
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Incorporated by reference from the Form 10-K filed March 31, 2008)
10.46	Change in Control Severance Pay Plan. (Incorporated by reference from the Form 10-K filed March 31, 2008)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 (Incorporated by reference from the Form 10-K filed April 15, 2009.)
10.50	Note and Warrant Purchase Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.51	Form of Note (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.52	Form of Warrant (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.53	Form of Registration Rights Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.54	Commercial Lease dated August 30, 2008 for the premises at 2492 Walnut Avenue, Suite 100, Tustin, California 92780 filed herewith
10.55	Collaboration Agreement with Mayo Validation Support Services dated December 12, 2008 filed herewith
10.56	Exclusive Distribution Agreement between the Company and Grifols USA, LLC dated September 20, 2009 filed herewith
10.57	Distribution Agreement between the Company and Tarom Applied Technologies dated September 30, 2009 filed herewith
10.58	Form of Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)

Exhibit Number	Description:
10.59	Form of Note (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.60	Form of Warrant (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.61	Form of Addendum to Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.62	Form of Exchange Agreement (Incorporated by reference from the Form 8-K filed March 16, 2010.)
10.63	Form of Waiver of Default dated February 16, 2010 (Incorporated by reference from the Form 8-K filed March 16, 2010.)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on May 3, 2010.

RADIENT PHARMACEUTICALS CORPORATION

By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan
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

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS C. MACLELLAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 3, 2010
DOUGLAS C. MACLELLAN

/s/ AKIO ARIURA	Chief Operating Officer, Chief Financial Officer and secretary (Principal Financial	May 3, 2010
AKIO ARIURA	Officer and Principal Accounting Officer)
/s/ EDWARD R. ARQUILLA	Director	May 3, 2010
EDWARD R. ARQUILLA
/s/ MICHAEL BOSWELL	Director	May 3, 2010
MICHAEL BOSWELL
/s/ MINGHUI JIA	Director	May 3, 2010
MINGHUI JIA
/s/ WILLIAM M. THOMPSON III	Director	May 3, 2010
WILLIAM M. THOMPSON III