Form 10-Q
period 2010-03-31
RADIENT PHARMACEUTICALS Corp
filed 2010-05-24
CIK 838879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-16695

Radient Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2492 Walnut Avenue, Suite 100
Tustin, California	92780-7039
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 505-4460
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑       No ☐
     Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
     As of May 15, 2010, there were 29,639,167 shares of the registrant’s common stock outstanding.

RADIENT PHARMACEUTICALS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$43,678	$12,145
Accounts receivable, net	1,550	—
Inventories	62,780	79,255
Prepaid expenses and other current assets	38,717	57,778
Prepaid consulting	364,667	358,667

Total current assets	511,392	507,845
Property and equipment, net	75,135	83,547
Intangible assets, net	1,133,333	1,158,333
Receivable from JPI, net of allowance	2,675,000	2,675,000
Investment in JPI	20,500,000	20,500,000
Debt issuance costs	1,382,002	1,288,910
Other assets	92,040	105,451

Total assets	$26,368,902	$26,319,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,829,430	$1,542,974
Accrued salaries and wages	1,043,774	738,331
Accrued interest expense	632,969	432,337
Derivative liabilities	703,139	354,758
Deferred revenue	103,128	103,128
Convertible notes, net of discount	645,677	240,482
Current portions of notes payable, net of debt discount	2,101,109	1,316,667

Total current liabilities	7,059,226	4,728,677
Other long-term liabilities	32,164	295,830
Notes payable, net of current portion and debt discount	—	601,819

Total liabilities	7,091,390	5,626,326

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,439,261 and 22,682,116 shares issued at March 31, 2010 and December 31, 2009, respectively; 25,297,583 and 22,265,441 shares outstanding at March 31, 2010 and December 31, 2009, respectively	25,297	22,265
Additional paid-in capital	74,288,010	73,109,048
Accumulated deficit	(55,035,795)	(52,438,553)

Total stockholders’ equity	19,277,512	20,692,760

Total liabilities and stockholders’ equity	$26,368,902	$26,319,086

See accompanying notes to unaudited condensed consolidated financial statements.

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$36,842	$2,711,737
Cost of sales	21,935	1,585,573

Gross profit	14,907	1,126,164

Operating expenses:
Research and development	51,036	92,684
Selling, general and administrative	1,355,182	2,590,769

	1,406,218	2,683,453

Loss from operations	(1,391,311)	(1,557,289)

Other expense:
Interest expense	(1,162,674)	(234,217)
Other expense, net	(43,257)	(36,109)

Total other expense, net	(1,205,931)	(270,326)

Loss before provision for income taxes and discontinued operations	(2,597,242)	(1,827,615)
Provision for income taxes	—	110,502

Loss from continuing operations	(2,597,242)	(1,938,117)
Income from discontinued operations, net	—	247,026

Net loss	(2,597,242)	(1,691,091)
Other comprehensive income:
Foreign currency translation gain	—	42,431

Comprehensive loss	(2,597,242)	(1,648,660)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.11)	$(0.12)
Income from discontinued operations	$—	$0.01

Net loss	$(0.11)	$(0.11)

Weighted average common shares outstanding — basic and diluted	23,887,666	15,851,815

See accompanying notes to unaudited condensed consolidated financial statements.

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,597,242)	$(1,691,091)
Less: income from discontinued operations	—	247,026

	(2,597,242)	(1,938,117)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	33,412	352,441
Amortization of debt discount and accretion of debt issuance costs	870,077	69,965
Share-based compensation related to options granted to employees and directors for services	173,758	157,155
Share-based compensation related to common stock, warrants and options expensed for services	342,311	105,925
Fair value adjustment to warrants accounted for as liabilities	—	35,558
Provision for bad debts	—	202,817
Change in fair value of derivative	42,994	—
Penalties due to late payment of debt	50,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,550)	3,307,879
Inventories	16,475	(567,218)
Prepaid expenses and other assets	26,472	(831,172)
Accounts payable, accrued expenses and accrued salaries and wages	531,826	269,767
Income taxes payable	—	(381,648)
Deferred revenue	—	(43,817)

Net cash provided by (used in) operating activities of continuing operations	(511,467)	739,535
Net cash provided by operating activities of discontinued operations	—	101,457

Net cash provided by (used in) operating activities	(511,467)	840,992

Cash flows from investing activities:
Purchase of property and equipment	—	(407,156)

Net cash used in investing activities of continuing operations	—	(407,156)

Net cash used in investing activities	—	(407,156)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes, net of issuance costs of $113,400	—	566,600
Proceeds from issuance of convertible debt, net of original issue discount of $385,000 and issuance costs of $112,000	403,000	—
Proceeds from the exercise of warrants	140,000	—

Net cash provided by financing activities	543,000	566,600

Effect of exchange rates on cash and cash equivalents	—	2,510

Net change in cash and cash equivalents	31,533	1,002,946
Cash and cash equivalents, beginning of period	12,145	2,287,283

Cash and cash equivalents, end of period	$43,678	$3,290,229

See accompanying notes to unaudited condensed consolidated financial statements.

Radient Pharmaceuticals Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009
NOTE 1 — MANAGEMENT’S REPRESENTATION
     The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP”. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.
     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K/A. The report of the Company’s independent registered public accounting firm on the consolidated financial statements included in Form 10-K/A contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern.
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     On September 25, 2009, we changed our name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” We believe “Radient Pharmaceuticals” as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.
     Until recently, we were focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. We have recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure™ a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned various business segments in order to monetize the value of these assets through either new partnerships, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); (ii) our 100% Ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care produces with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated chinese subsidiary’s operations of JPI. We currently employ approximately 7 people, all located in California at our corporate headquarters.
     We are now actively engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure™ a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. We manufacture and distribute our proprietary ONKO-SURE™ cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.
Deconsolidation
     Prior to September 2009, the Company manufactured and distributed generic and homeopathic pharmaceutical products and supplements as well as cosmetic products in China through a wholly owned subsidiary, JPI and JPI’s two wholly owned subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”).
     Due to several factors, including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI. Effective September 29, 2009, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, relinquished all rights to past and future profits, surrendered its management positions and agreed to a non-authoritative minority role on its board of directors. For accounting purposes, the Company converted its interest in JPI to that of an investment to be accounted for under the cost method and deconsolidated JPI as of September 29, 2009. The Company recorded a loss on deconsolidation of $1,953,516 in connection with the transaction.
     As a result of the deconsolidation and conversion of our interest in JPI to an investment, the Company’s results of operations for the three months ended March 31, 2009 include the operations of JPI. The net revenues, gross profit, operating expenses and net income of JPI were approximately $2,688,677, $1,111,169, $546,385 and $509,066, respectively. JPI’s subsidiary YYB was sold by JPI on June 26, 2009. Accordingly, the results of YYB are presented as discontinued operations in our results of operations for the three months ended March 31, 2009. The Company’s results of operations for the three months ended March 31, 2010 do not include any participation in the results of JPI.
     The significant terms of the deconsolidation of the Company’s operations in China are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.
Going Concern
     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from continuing operations of $2,597,242 and $1,938,117 for the three months ended March 31, 2010 and 2009, respectively, and had an accumulated deficit of $55,035,795 at March 31, 2010. In addition, the Company used cash from operating activities of continuing operations of $511,467 and had a working capital deficit of approximately $10.2 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company raised net proceeds of approximately $403,000 in a convertible note and warrant purchase agreement, during the three months ended March 31, 2010, and raised net proceeds of approximately $6.0 million in a series of three similar convertible note and warrant purchase agreements in April 2010, (see Note 13). Additionally, in 2010, the Company entered into a 5-year collaboration agreement with a third party to commercialize the Company’s CIT technology in India, resulting in a potential revenue sharing arrangement. We are actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.
     The Company’s monthly cash requirement of $300,000 does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for the Company’s ONKO-SUREtm kit or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance of patent protection for the CIT technology.
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
Principles of Consolidation
     As of September 29, 2009 the Company deconsolidated JPI, but for the three months ended March 31, 2009, the operations of JPI have been consolidated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and cash flows. Intercompany transactions for the three months ended March 31, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale).
Reclassification
     Certain amounts in the 2009 financial statements have been reclassified to conform with the current year presentation.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, valuation of investment in JPI, loan to JPI and valuation of common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.
Revenue Recognition
     Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.
     The Company has entered into several distribution agreements for various geographic locations with third party distributors. Under the terms of the agreements, the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide the Company quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under these arrangements. As of March 31, 2010, the Company had $103,128 of deferred revenue related to these arrangements recorded in the accompanying consolidated balance sheet.
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
Accounting for Shipping and Handling Revenue, Fees and Costs
     The Company classifies amounts billed for shipping and handling as revenue in accordance with FASB ASC 605-45-50-2, Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.
Research and Development
     Internal research and development costs are expensed as incurred. Non-refundable third party research and development costs are expensed when the contracted work has been performed.
Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
Inventories
     Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. The Company considers historical demand and forecasted in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.
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
     If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2010. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.
     The carrying value of the Company’s investment in JPI represents its ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period we assess the fair value of our ownership interest in JPI in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. Each year we conduct an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.
Derivative Financial Instruments
     The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the three months ended March 31, 2010, the Company issued convertible debt with warrants and recorded derivative liabilities related to the beneficial conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value on the grant date was $418,138 as computed using the Black-Scholes option pricing model.
     During the three months ended March 31, 2010, a convertible debt holder converted $394,000 which represented principal and accrued interest. This resulted in a decrease of $48,309 in the derivative liabilities related to the embedded conversion feature of the converted debt. In addition, during the three months ended March 31, 2010, 500,000 warrants were exercised by a holder of the Company’s convertible debt. This resulted in a decrease of $83,872, representing the fair value of the warrants prior to exercise. The Company re-measured the fair values all of its derivative liabilities as of March 31, 2010 and recorded an aggregate decrease of $42,994 in the fair value of the derivative liabilities as other income during the three months ended March 31, 2010.

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
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company uses the Black-Scholes option pricing model to determine the fair value of the instruments.
If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of March 31, 2010 classified using the valuation hierarchy:

Level 3
Carrying
Value
March 31,
2010
Embedded conversion options	$540,750
Warrants	162,389

$703,139

Decrease in fair value included in other expense, net	$42,994

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Balance at December 31, 2009	$354,758
Derivative liabilities added — conversion options	205,941
Derivative liabilities added — warrants	231,627
Reclassification to equity in connection with conversion of underlying debt to equity	(48,309)
Reclassification to equity in connection with exercise of underlying stock warrants	(83,872)
Change in fair value	42,994

Balance at March 31, 2010	$703,139

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
     The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC 505-50-30, Equity-Based Payments to Non-Employees, (“ASC 505-50-30”). Under ASC 505-30-30, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
     Under the relevant accounting guidance, assets acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments are not presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.
     We have employee compensation plans under which various types of stock-based instruments are granted. We account for our share-based payments in accordance with FASB ASC 718-10, Stock Compensation (“ASC 718-10”). This statement requires all share-based payments to employees, including grants of employee stock options, to be measured based upon their grant date fair value, and be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.
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
     Based on the conversion prices in effect and the interest accrued through the end of the respective periods, the potentially dilutive effects of 18,585,269 and 9,465,380 options, warrants and convertible debt were not considered in the calculation of earnings per share as the effect would be anti-dilutive on March 31, 2010 and 2009, respectively.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$57,000

Cash paid during the period for taxes	$—	$492,000

Supplemental disclosure of non-cash activities:
Fair value of warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$—	$472,736

Fair value of warrants issued in connection with Convertible Debt, included in debt issuance costs and debt discount	$231,627	$—

Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$—	$209,166

Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$—	$133,866

Voluntary conversion of convertible debt and accrued interest	$394,000	$—

Fair value of common stock recorded as prepaid consulting	$317,500	$—

Fair value of warrants issued for services, included in prepaid expense	$—	$17,500

Fair value of embedded conversion features	$205,941	$—

Reclassification of derivative liabilities	$132,181	$—

Amount paid directly from proceeds in connection with convertible debt unrelated to the financing	$25,000	$—

Recent Accounting Pronouncements
     In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements.
     Other new pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
NOTE 3 — INVENTORIES
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Raw materials	$51,707	$48,852
Work-in-process	10,754	3,265
Finished goods	319	27,138

	$62,780	$79,255

NOTE 4 — INTANGIBLE ASSETS
     Intangible assets consist of the following at March 31, 2010 (unaudited):

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Intellectual property	$2,000,000	$2,000,000
Accumulated amortization	(866,667)	(841,667)

	1,133,333	1,158,333

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
NOTE 5 — INCOME TAXES
     The Company accounts for income taxes under FASB ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

NOTE 6 — DEBT
     Debt consists of the following:

	March 31,	December 31,
	2010	2009
Convertible Debt	(Unaudited)	(Audited)
Convertible Notes issued September 2008, net of unamortized discount, of $1,340,752 and $1,607,111 at March 31, 2010 and December 31, 2009, respectively	$284,134	$17,775
St. George Convertible Note, issued September 2009, net of unamortized discount $95,158 and $393,681 at March 31, 2010 and December 31, 2009, respectively	206,217	222,707
ISP Holdings Note, issued March 22, 2010, net of unamortized discount of $769,674 at March 31, 2010	155,326	—

	$645,677	$240,482
Senior Notes payable, net of unamortized discount of $1,534,990 and $1,701,398 at March 31, 2010 and December 31, 2009, respectively	2,018,109	1,851,854
Bridge note	83,000	66,632

	$2,746,786	$2,158,968
Less: Current Portion of Senior Notes and Bridge note	(2,101,109)	(1,316,667)

Less: Current Portion of Convertible Debt	(645,677)	(240,482)

	$—	$601,819

     The significant terms of the Company’s debt issued during 2008, 2009 and 2010 are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. See also Note 13 — “Subsequent Events” for further information regarding certain debt obligations.
Defaults on Senior Notes and Proposed Debt Exchanges
The Company did not pay the interest due on the Series 1 Senior Notes or the Series 2 Senior Notes (together “the Notes”) due on December 1, 2009 or March 1, 2010. The Company did not have sufficient cash to satisfy these debts and carry on current operations. Consequently, under the terms of the Notes, the interest rate increased from 12% to 18% per annum. The failure to pay interest as scheduled represented an event of default under the terms of the Notes and all senior debt was classified as current. However, none of the holders declared default, or declared the outstanding Notes and other contractual obligations immediately due. In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the “Debt Exchanges”) to enter into with a majority, and potentially all, of the debt holders subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding Notes or other debt obligations for shares of the Company’s common stock. Although the exchange terms vary slightly between the debt holders — based upon the terms of each of the particular Notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, the Company filed a Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and is in the process of responding to SEC comments regarding the same so that it can finalize the proxy and send it out to its shareholders. The Company has the right to seek Shareholder Approval two times; if it does not receive Shareholder Approval at the second meeting, the Company will fall back into default on all of the Notes for which shareholders did not approve the issuance of shares pursuant to the related exchange agreement. Once the Company obtains Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be converted to shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended. A Form S-1 registration statement to register the shares issuable pursuant to the note financings was filed on May 3, 2010, but has not yet been declared effective. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges are subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until we receive Shareholder Approval and approval of the NYSE Amex to list the shares, which we cannot guarantee and therefore the exchange may never occur.

     If and when we do receive Shareholder Approval, we shall disclose the final amount of debt that shall be exchanged and the total number of shares issued in exchange thereof. Any shares of common stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated thereunder.
     In March 2010, the Company also entered into an Exchange Fee Agreement with Cantone Research Inc., who was the placement agent for the original issuance of the Notes. Pursuant to the Exchange Fee Agreement, Cantone Research agreed to negotiate the exchange with the Note Holders described above and obtain the Note Holders agreement and signature to the exchange agreement. Under the Exchange Fee Agreement, we agreed to pay Cantone Research a fee of 2% of the total principal and interest that is due, up through March 1, 2010, which, as of such date was $79,049 or 2% of $3,952,403. The Company agreed to pay Cantone Research the number of shares of our Common Stock that is equal to the quotient of $79,048 divided by $0.28, or 282,314 shares. The Company also agreed to reduce the exercise price of the placement agent warrants issued to Cantone Research to $0.28 per share upon completion of the Debt Exchange. The issuance of shares to Cantone Research under the Exchange Fee Agreement is subject to NYSE Amex and Shareholder Approval. If Shareholder Approval is not received, the Company will have to pay the exchange fee in cash. Further, if the Company does not proceed with the Debt Exchanges, none of the other agreements with Cantone Research Inc. will be consummated. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.
     In March 2010, in an effort to further reduce its cash expenditures, the Company also amended a consulting agreement with Cantone Asset Management, LLC (“Cantone Asset”). Under the original consulting agreement, the Company was to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued Cantone Asset warrants to purchase 200,000 shares of our common stock at $0.60 per share. Pursuant to the amendment, (i) Cantone Asset shall instead be paid with an aggregate of 514,285 shares of our common stock, (ii) we will use our best efforts to register those shares in the next registration statement we file; and, (iii) we will engage counsel to issue a blanket opinion to our transfer agent regarding the amendment shares once the related registration statement is declared effective. The Company filed a registration statement on Form S-1 on May 3, 2010 which included these shares. In consideration for Cantone Asset agreeing to the amendment, we agreed to adjust the exercise price of their warrant to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX listing approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will remain at their pre-agreement amounts and the Company will have to pay the consulting fee in cash. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.
St. George Convertible Note and Warrant Purchase Agreement Defaults and Waivers; Note Conversions and Warrant Exercises After January 1, 2010
     On September 15, 2009, the Company issued a 12% Convertible Promissory Note (the “St. George Note”) to St. George Investments, LLC (“St. George”). On December 11, 2009 the Company entered into a Waiver of Default with St. George pursuant to which the Company agreed to repay the entire balance of the St. George Note and any adjustments thereto pursuant to the terms of the initial Waiver by February 1, 2010. Since the Company failed to pay the entire balance of the note by February 1, 2010, the Company was in default on the St. George Note. On February 16, 2010, the Company entered into a Waiver of Default agreement (“February 16 Waiver”) with St. George pursuant to which: (i) St. George waived all defaults through May 15, 2010 and agreed not to accelerate the amounts due under the Note before May 15, 2010 and (ii) St. George shall exercise their Warrant to purchase 140,000 shares of our common stock at $0.65 per share. In consideration for this waiver, we agreed to pay St. George a default fee equal to $50,000, which was added to the balance of the Note effective as of the February 16, 2010. During the three months ended March 31, 2010, St. George converted notes and accrued interest of $365,015 and $28,985 respectively into 1,407,143 shares of the Company’s common stock. The amount converted during 2010 represented approximately 55% of the outstanding debt and accrued interest subject to conversion. In connection with the conversions, the Company accelerated the amortization of debt discount of $298,523. In addition the Company reclassified derivative liabilities of $48,309, representing the embedded conversion features of the converted debt to equity. All of such note conversions were at $0.28 per share. See Note 13 for information regarding the conversion of the remaining St. George Note to shares of the Company’s common stock.
Note and Warrant Purchase Agreements- March and April 2010
     After the year ended December 31, 2009, the Company sought additional financing to fund operations. On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“ISP Holdings” or “Lender”) pursuant to which the Company issued the Lender a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of an event of certain triggering events. The Purchase Agreement includes a warrant to purchase up to 1,100,000 shares of the Company’s Common Stock at an exercise price of $0.28. The Note carries a 20% original issue discount and matures on March 22, 2011. The Company agreed to pay $385,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds the Company received were $403,000, after payment made directly by lender to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lender may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events.
     The transaction with the Lender was the “First Closing” of a series of similar transactions. See Subsequent Events Note 13 following for further information.
Activity in connection with the Company’s convertible debt during the three months ended March 31, 2010, is as follows:

	Convertible Debt
	10% Notes	St. George Debt	ISP Holdings Debt
	Issued	Issued	Issued
	September 2008	September 2009	March 2010	Total
Carrying Value Before Discount at December 31, 2009	$1,624,886	$616,390	$—	$2,241,276
Penalties added to St George Note	—	50,000	—	50,000
Portion of St. George Note converted to equity	—	(365,015)	—	(365,015)
Face value of Debt issued March 22, 2010	—	—	925,000	925,000

Carrying Value Before Discount at March 31, 2010	1,624,886	301,375	925,000	2,851,261

Discount, net of accumulated amortization at December 31, 2009	(1,607,111)	(393,681)	—	(2,000,792)
Acceleration of amortization in connection with conversion of St. George note	—	298,523	—	298,523
Discount attributable to ISP Holdings Note issued March 2010	—	—	(803,138)	(803,138)
Amortization expense during the three months ended March 31, 2010	266,359	—	33,464	299,823

Discount, net of accumulated amortization at March 31, 2010	(1,340,752)	(95,158)	(769,674)	(2,205,584)

Net Carrying Value at March 31, 2010	$284,134	$206,217	$155,326	$645,677

     Activity in connection with the Company’s Senior debt during the three months ended March 31, 2010, is as follows:

	Senior Debt
	Series 1	Series 2
	December 2008	January 2009	May 2009	June 2009	Total
Carrying Value Before Discount at March 31, 2010	$1,077,500	$680,000	$1,327,249	$468,350	$3,553,099

Discount, net of accumulated amortization, at December 31, 2009	(318,178)	(327,809)	(782,043)	(273,366)	(1,701,396)
Amortization expense for the three months ended March 31, 2010	66,093	47,244	30,394	22,675	166,406

Discount, net of accumulated amortization, at March 31, 2010	(252,085)	(280,565)	(751,649)	(250,691)	(1,534,990)

Net Carrying Value at March 31, 2010	$825,415	$399,435	$575,600	$217,659	$2,018,109

Bridge Note
     On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 inclusive of penalties, (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. During the fourth quarter of 2009, the Company defaulted on the loan and incurred an additional penalty of $25,000 that was added to the principal balance. As of March 31, 2010, the remaining outstanding balance of the loan is $83,000, which is due upon demand.
NOTE 7 — EMPLOYMENT CONTRACT TERMINATION LIABILITY
     In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $294,000 and $225,000 are included in accrued salaries and wages and $32,000 and $86,000 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.
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
NOTE 9 — SHARE-BASED COMPENSATION
     The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. A detailed description of the Company’s share-based compensation plans and option grants outside the option plans is contained in the notes to the audited December 31, 2009 consolidated financial statements on form 10-K/A.
     For the three months ended March 31, 2010 and 2009, the Company recorded share-based compensation expense to employees and directors of $173,758 and $157,155, respectively. Substantially all of such compensation expense is reflected in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vested ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.

Summary of Activity
     As of March 31, 2010, all outstanding stock options are fully vested. There were 1,858,001 stock options outstanding, vested and exercisable with a weighted average exercise price of $1.90 at March 31, 2010 and December 31, 2009, respectively. The Company granted no stock options, and no stock options were exercised during the entire year ended December 31, 2009 or during the three months ended March 31, 2010. There were no forfeitures or expirations of stock options during the three months ended March 31, 2010. The aggregate intrinsic value of options outstanding at March 31, 2010, considering only options with positive intrinsic values and based on the closing stock price, was zero.
NOTE 10 — FINANCING ACTIVITIES
Common Stock Issued for Services
On February 9, 2010, we issued 1,025,000 shares of our common stock, initially valued at $317,500 to two consultants under consulting services agreements. The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements. See also Note 13 for other issuances after March 31, 2010.
On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. Approximately 183,333 shares were earned during the year ended December 31, 2009 and 49,998 shares were earned during the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, the Company recorded general and administrative expense of $13,310 and $29,632, respectively, related to the agreement.
On September 22, 2009, the Company Corporation entered into an agreement with Lyon Consulting for investor relation services through September 2010. The Company granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued will be periodically valued through the vesting period. Approximately 100,000 shares were earned during the year ended December 31, 2009 and 50,000 shares were earned during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company recorded general and administrative expense of $11,500 related to the agreement.
Warrants
A summary of activity with respect to warrants outstanding follows:

	Three months ended
	March 31, 2010
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding and exercisable, January 1, 2010	10,393,287	$1.84
Granted	1,100,000	0.28
Exercised	(500,000)	0.28

Outstanding and exercisable, March 31, 2010	10,993,287	$1.74

     In connection with a note purchase agreement effective, March 22, 2010, (see Note 6 for further information), the Company issued a warrant to purchase up to 1,100,000 shares of the Company’s common stock at an exercise price of $0.28.
     During the three months ended March 31, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 Shares of the Company’s common stock. All warrants exercised during the three months ended March 31, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $19,000.
NOTE 11 — SEGMENT REPORTING
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

	China	Corporate	Total
Net revenue	$2,688,667	$23,070	$2,711,737
Gross profit	$1,111,169	$14,995	$1,126,164
Depreciation	$206,387	$13,901	$220,288
Amortization	$107,153	$25,000	$132,153
Interest expense	$55,702	$178,515	$234,217
Income (loss) before discontinued operations	$398,564	$(2,336,681)	$(1,938,117)
Capital expenditures	$300,719	$106,437	$407,156

Virtually all of the Company’s revenues for the three months ended March 31, 2009 were from foreign customers.
NOTE 12 — RELATED PARTY TRANSACTIONS
     As part of the deconsolidation of JPI as of September 29, 2009, the Company recorded a note receivable from JPI totaling $5,350,000 and an offsetting allowance of $2,675,000. These amounts were previously classified as intercompany balances and eliminated in consolidation. The note bears interest at 12% annually. The payment terms are expected to be finalized in fiscal 2010.
NOTE 13 — SUBSEQUENT EVENTS
Conversion of St. George Note
     At various times during the period April 1, 2010 through April 8, 2010, St. George converted the remaining principal and interest due on the St. George Note of $301,375 and $23,931, respectively, into 1,161,808 shares of the Company’s common stock. In connection with the conversions, the Company accelerated the amortization of debt discount of $95,158. In addition the Company reclassified all related derivative liabilities, representing the embedded conversion features of the converted debt to equity. All of such note conversions were at $0.28 per share.
Note Financings
During April 2010, the Company sought additional financing to fund operations. In addition to the Convertible Note to St. George issued on March 22, 2010, (see description of debt issued in Note 6), the Company completed three additional closings of convertible note and warrant purchase agreements, aggregating to approximately $10.1 million as follows:

				Minimum	Maximum	Warrants
	Face Value of			Conversion	Shares		Minimum
Date of	Convertible			Price Per	Issuable upon		Exercise
Issuance	Notes	Discounts [1]	Proceeds	Share [2]	Conversion	Number	Price
4/8/2010	$5,490,165	$(2,285,165)	$3,205,000	$0.28	19,607,732	6,528,213	$0.38
4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38
4/26/2010 [3]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28
4/26/2010 [3]	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89

	$10,132,365	$(4,217,365)	$5,915,000		$36,187,018	$12,048,668

[1]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately 13% of the proceeds of these financings, which is not included herein.

[2]	The number of shares of common stock to be issued upon such conversion shall be determined by dividing (a) the amount sought to be converted by (b) the greater of (i) the Conversion Price (as defined below) at that time, or (ii) the Floor Price (as defined below). The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought, as reported by Bloomberg, LP, or if such information is not then being reported by Bloomberg, then as reported by such other data information source as may be selected by the lender. The Floor Price is initially equal to $0.28 per share, subject to adjustment upon the occurrence of certain events, including recapitalization, stock splits, and similar corporate actions.

[3]	As part of the closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the Notes issued in that closing and the Company issued such participants warrants to purchase up to 712,949 shares of our common stock exercisable at $0.28 per share. The remainder of the participants received warrants exercisable at $0.89 per share.
     The convertible notes and warrants issued pursuant to the four closings are virtually the same, but for an addendum the Company entered into at the second closing regarding the number of shares the Company can issue before receiving Stockholder Approval to issue more than 19.99% of our issued and outstanding common stock.
     The private financing described herein was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In addition to the discounts and fees listed above, the Company paid an aggregate of approximately $469,000 in finder’s fees for the note financings. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. A Form S-1 Registration Statement to register the shares issuable pursuant to the note financings was filed on May 3, 2010, but has not yet been declared effective.
     Each of the convertible notes issued in the four closings, (collectively “Notes”) matures one year from the date of issuance and carries an original issue discount. The Lenders have the right, at their sole option, to convert the Notes, in whole or in part into shares of our common stock.

     If, during the term of the Notes, the average closing bid price of the Company’s the common stock for at least 20 of the immediately preceding 30 trading days equals or exceeds $1.25, then on 20 days’ irrevocable notice, and subject to certain conditions set forth in the Note, the Company can cause the lenders to convert the outstanding balance of the Notes into shares of common stock. The number of shares of common stock to be so delivered shall not exceed an amount equal to the product of the average daily volume of common stock traded on the primary exchange for common stock during the 20 prior trading days as of the mandatory conversion determination date multiplied by twenty.
     Interest on the unpaid principal balance of the Notes shall accrue at the rate of 12% per annum, which shall increase to 18% upon the occurrence of an event of default of trigger event, as those terms are defined in the Notes. Commencing on the 6 month anniversary of the Notes and each 90 days thereafter on which a payment of interest is due and continuing on the first day of every third month thereafter until the one year anniversary of the Note, the Company shall pay the lenders all interest, fees and penalties accrued but unpaid under the Notes as of such date. Pursuant to the terms of the Notes, the Company shall also pay lenders six equal payments representing one-twelfth of the principal amount of the Notes, commencing on the six month anniversary of the Notes and continuing thereafter until the Maturity Date, when the Company shall pay all remaining principal and interest, in cash. The Company maintain the right to make any and all of the six payments, at our option, in cash or shares of common stock at the greater of the Floor Price or 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable payment date.
     Notwithstanding any other terms to the contrary, pursuant to the terms of the Notes, the Company must pay all amounts due under the Notes in cash unless all of the following conditions are met: (i) a payment in common stock would not cause an individual lenders’ beneficial ownership of common stock to exceed 9.99% of our then outstanding shares of common stock; (ii) the Company received NYSE Amex listing approval for the common stock issuable under the Notes; (iii) not less than seven calendar days prior to the applicable payment date, the Company shall have notified the Lenders that the Company intend to make such payment in common stock; (iv) (a) the common stock to be issued have been registered under the Securities Act of 1933, as amended, or (b) (A) Rule 144 promulgated thereunder is available for their sale, (B) the Company provided to the Lenders (prior to the delivery of the common stock on the applicable payment date) an attorney’s opinion, in a form acceptable to the lenders, which provides that Rule 144 is available for the sale of the common stock, (C) the Company is current on all of our Securities and Exchange Commission reporting obligations, and (D) the Company is not subject to an extension for reporting our quarterly or annual results; (v) the closing bid price for the common stock on the business day on which notice is given is greater than the Floor Price divided by 80%; and (vi) neither an Event of Default nor a Trigger Event shall have occurred.
     Upon a Triggering Event, as defined in the Notes, the outstanding balance of the Notes shall immediately increase to 125% of the then owing principal balance and interest shall accrue at the rate of 1.5% per month. Upon an Event of Default, as defined in the Notes, the lender may declare the unpaid principal balance together with all accrued and unpaid interest thereon immediately due and payable. However, all outstanding obligations payable by us shall automatically become immediately due and payable if the Company become the subject of a bankruptcy or related proceeding.
     The Warrants issued in connection with the Notes “Warrants” have a term of five years and are initially exercisable at the higher of: (i) 105% of the average VWAP for the five trading days immediately preceding the date the Company issued the Warrants; and (ii) the Floor Price (the same as in the Notes) in effect on the date the Warrants is exercised. The exercise price is subject to the occurrence of certain events, including capital adjustments and reorganizations. The Lenders may exercise the Warrants via a cashless exercise if a registration statement for the Warrant Shares is not the in effect. Pursuant to the terms of the Warrants, the Company will not effect the exercise of any warrants, and no person who is a holder of any warrant has the right to exercise his/her Warrants, if after giving effect to such exercise, such person would beneficially own in excess of 9.99% of the then outstanding shares of our common stock.
     Since the Company is listed on the NYSE Amex, the Company is required to obtain stockholder approval to issue more than 19.99% of our issued and outstanding common stock at a discount from book or market value at the time of issuance (“19.99% Cap”), which as of the date of the first closing equals 5,085,308 shares, as of the second and third closing equals 5,367,529 shares, and as of the fourth closing equals 5,919,395 shares of our common stock. If the Notes and Warrants issued pursuant to the first closing is fully converted and exercised(but no shares of our common stock are issued in payment of interest on the Note), then the Company will issue 4,403,571 shares of our common stock, which represents 17.3% of our issued and outstanding common stock. If the Notes and Warrants issued in the second and third closings are fully converted and exercised (but no shares of our common stock are issued in payment of interest on the Notes), then the Company may possibly issue up to a total of 45,137,578 shares of our common stock, which exceeds 19.99% of our issued and outstanding common stock. If the Notes and Warrants issued in the fourth closing are fully converted, at the floor price, and exercised (but no shares of our common stock are issued in payment of interest on the Notes), then the Company may possibly issue up to a total of approximately 52,802,983 shares of our common stock, which exceeds 19.99% of our issued and outstanding common stock. Accordingly, the Company is required under the terms of the Notes to obtain Stockholder Approval, on or before July 15, 2010 for the first and second closing and on or before August 31, 2010, for the third and fourth closing. However, the Company agreed to seek Stockholder Approval at our next meeting of stockholders. If the Company fails to obtain such approval, an Event of Default under the Notes shall occur. The Company is not required to issue any shares above the 19.99% Cap, if such 19.99% Cap is applicable, until the Company receives the Stockholder Approval of same.

     The Addendum the Company entered into in the Second Closing prohibits us from issuing more than 594,528 shares to the lenders, unless the Company receive Stockholder Approval and NYSE Amex approval to list and issue all shares issuable: (i) upon exercise of all of the Warrants at $0.28 per share, (ii) all of the Notes are converted at that same price (which is the lowest price possible, although the initial conversion price is to 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion) and (iii) no shares are issued in payment of interest. Pursuant to an Addendum to the Note and Warrant purchase Agreement the Company entered into in the Second Closing, in the event (i) any Lender in the second or third closing attempts to convert the Notes or exercise the Warrant prior to our receipt of such Stockholder Approval and NYSE Amex approval and (ii) such conversion or exercise would require us to issue in excess of 19.99% of our outstanding common stock to any Lender in the second or third closing at any time after the second closing date (after reserving 4,403,571 shares for issuance to the lender of the first closing), then the Company shall not be obligated to issue any shares that would be in excess of the 19.99% Cap until required approvals are obtained from the stockholders and NYSE Amex, if required.
     NYSE Amex approved the application for listing on April 19, 2010 for the shares issuable on conversion of the Notes and Warrants in the First Closing and approved the application for listing approval of the shares issuable on conversion of the Notes or issuable on exercise of the Warrants in the Second Closing and the Third Closing on May 3, 2010. The Company has applied for listing of the shares issuable on conversion of the Fourth Closing Notes and issuable on exercise of the Warrants issued in the Fourth Closing or pursuant to their Rights of Participation, but has not yet received listing approval therefor.
     In accordance with its Registration Rights Agreement with the lenders, the Company filed a registration statement on May 3, 2010, registering for resale all of the shares underlying the Notes and the Warrants, as well as shares issuable under the Notes and Warrants pursuant to potential adjustments that may occur pursuant thereto and shares of common stock issuable as interest payments. Pursuant to the terms of the Registration Rights Agreement, our obligation to register all such shares shall initially was satisfied by the registration of that number of shares of common stock which is at least equal to the sum of (i) the principal amount of the note plus one year of interest at the rate of 12% divided by the Floor Price of the Note, which is $0.28 and (ii) the number of shares of common stock underlying the Lender’s Warrants.
Shares Issued in Connection with Warrant Exercises and Financing Arrangements
     At various times during April 2010 certain of the Company’s debt holders exercised warrants to purchase 748,000 shares of the Company’s common stock. Proceeds from the exercise were approximately $740,800. In addition, on April 20, 2010, the Company issued 2,200,000 shares of its common stock to various service providers as compensation services to be provided to the Company. On April 20, 2010 the Company issued 160,714 shares to settle a balance payable to a professional services firm.
     After April 30, 2010 the Company permitted certain former debt holders to reverse the earlier conversion of their debt holdings to equity, receive additional interest and re-convert their debt on a current basis. Under the program, the original debt balances are to be restored and the previous issuances of the Company’s common stock are to be cancelled. As of May 15, 2010, the Company has issued 54,393 shares to the program participants in lieu of additional interest to the re-converting note holders.
     Approximately 16,666 additional shares of the Company’s common stock were earned by B&D Consulting under its investor relations agreement with the Company (See Note 10).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2009, previously filed with the U.S. Securities and Exchange Commission (SEC).
Overview
The Company
     Until recently, we were focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. We have recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure™ a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned various business segments in order to monetize the value of these assets through either new partnerships, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (JPI); (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care produces with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated chinese subsidiary’s operation. We currently employ approximately 7 people, all located in California at our corporate headquarters.
     Until September 2009, we operated in China through our then wholly owned subsidiary, JPI. JPI engages in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). However, JPI sold its interest in YYB during June 2009 and during the quarter ended September 30, 2009, we deconsolidated JPI due to the inability to exercise significant influence of its operations (See below). In connection with the deconsolidation, the Company has reclassified its China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.
     Until the sale of YYB and deconsolidation of JPI, we were focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. We recently refocused our core business strategy and market focus to the international commercialization of Onko-Sure™ and Elleuxe products. On September 25, 2009, we changed our corporate name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation,” because we believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.
     We are now actively engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure™ a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world.
     We manufacture and distribute our proprietary ONKO-SURE™ cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch. For the three months ended March 31 2010, we generated approximately $37,000 in the sales of the Company’s ONKO-SURE™ IVD cancer diagnostic test kits, which is an increase of approximately 60% in sales of this product over the same period for 2009. We believe, subject to receipt of adequate financing, revenues from ONKO-SURE will significantly increase in 2010 due to the creation of distribution agreements which are anticipated to move the IVD cancer diagnostic test kit in markets throughout the world. However, the success of the Company’s distribution strategy for these products in 2010 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate which will have a material adverse effect on anticipated 2010 revenues.
Deconsolidation
     Due to several factors including deterioration in its relationship with local management of JPI, we relinquished control over JPI. Effective September 29, 2009, we agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, relinquished all rights to past and future profits, surrendered its management positions and agreed to non-authoritative minority role on its board of directors. For accounting purposes, we converted its interest in JPI to that of an investment to be accounted for under the cost method and deconsolidated JPI as of September 29, 2009. The Company recorded a loss on deconsolidation of $1,953,516 in connection with the transaction during the nine months ended September 30, 2009. In connection with the deconsolidation, we reclassified China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.
     The significant terms of the deconsolidation of our operations in China are described in the notes to our Annual Report on Form 10-K/A for the year ended December 31, 2009.
Monetization of the Value of JPI
     We and the management of JPI have recently developed a new path to monetizing the value of JPI. This new monetization path focuses around JPI acquiring a well-managed China-based pharmaceuticals manufacturing and marketing company, where in the acquired company’s management would take over operations of the combined companies. This combined broader-based pharmaceuticals business would then seek a financing and public listing in the U.S. Recently, JPI has had active dialogue with various prospective companies that have indicated an interest in being acquired by JPI. Although no agreements have been reached at this time, JPI’s management has indicted that they believe an acquisition of this type, as described above, could begin before the end of 2010.

IV Diagnostics
IVD Cancer Diagnostics
ONKO-SURETM Kit
     Our ONKO-SURETM product is manufactured at the Company’s Tustin, California based facilities and is sold to third party distributors, who then sell directly to CLIA certified reference laboratories in the United States as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market. Our test kits are currently being sold to one diagnostic reference laboratory in the United States. During the three months ended March 31, 2010, we entered into an exclusive five year distribution agreement with Genway Biotech, Inc. for the marketing and sales of ONKO-SURETM in Greece. In April 2010, we entered into an exclusive five year collaboration agreement with Jaiva Technologies, Inc. to conduct clinical trials for our CIT technology in India.
     The majority of our sales were outside of the U.S. with, limited sales of test kits within the U.S. We have developed the next generation version of the ONKO-SURE TM test kit, and in 2009, we entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer. In addition, we are involved with research conducted with CLIA Laboratories to expand on the Clinical utility of ONKO-SURETM . The Company’s ONKO-SURE TM in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). ONKO-SURE TM is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. ONKO-SURE TM can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. ONKO-SURE TM serves the IVD cancer/oncology market which, according to Bio-Medicine.org, is growing at an 11% compounded annual growth rate.
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
     Because the ONKO-SURETM test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the ONKO-SURE TM test kit results with other clinically relevant diagnostic modalities. While the ONKO-SURE TM test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.
     On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70 to the more consumer friendly, trademarked brand name “ONKO-SURE TM ,” which we believe communicates it as a high quality, innovative consumer cancer test. The Company is also installing a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

IVD Cancer Research and Development
     During the three months ended March 31, 2010, we spent $51,036 on research and development related to the ONKO-SURE TM , as compared to $92,684 for the same period in 2009. These expenditures were incurred as part of the Company’s efforts to improve the existing ONKO-SURE TM and develop the next generation ONKO-SURE TM .
     We expect expenditures for research and development to grow in 2010 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of our next generation version of its United States Food and Drug Administration(“USFDA”) approved ONKO-SURE TM test kit, additional costs involved with research conducted with CLIA Laboratories to expand on the Clinical utility of ONKO-SURETM and additional development costs associated with entry into new markets. Through this validation study, we and Mayo Clinic will perform clinical diagnostic testing to compare to the Company’s ONKO-SURE TM test kit with a newly developed, next generation test. The primary goal of the study is to determine whether the Company’s next generation ONKO-SURE TM test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers.
     For USFDA regulatory approval on the new test, we intend to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the third or fourth quarter of 2010. In addition, additional expenses will be incurred for consultants and laboratories for the reformulation of the HPE-based cosmetics as well as laboratories involved in testing the safety and effectiveness of the product.
Cancer Therapeutics
     In 2001, we acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. Our CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology. In April 2010, we entered into a five year collaboration agreement with Jaiva Technologies, Inc., (“Jaiva”) where Jaiva will conduct clinical trials of the CIT technology that potentially could lead to gaining governmental approval in India.
Critical Accounting Estimates
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
     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue Recognition. Revenues from the wholesale sales of over-the counter and perscription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.
     We have entered into several distribution agreements for various geographic locations with third party distributors. Under the terms of the agreements, we sell product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, we defer the recognition of revenues under these arrangements. As of March 31, 2010, we had $103,128 of deferred revenue related to these arrangements recorded in our accompanying consolidated balance sheet.
     Any provision for sales promotion discounts and estimated returns are accounted for in the period the related sales are recorded. Buyers generally have limited rights of return, and we provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from our estimates. In accordance with FASB ASC 605-45-50, Taxes Collected from Customers and Remitted to Governmental Authorities , JPI’s revenues are reported net of value added taxes (“VAT”) collected.
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
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We regularly evaluate the collectibility of our receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.
     Inventories. Major components of inventories are raw materials, packaging materials, direct labor and production overhead. Our inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

Impairment of Long-Lived Assets
     In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. We consider the following factors or conditions, among others, that could indicate the need for an impairment review:
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
     If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on our analyses, we believe that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2010. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow we to realize the value of its long-lived assets and prevent future impairment.
     The carrying value of our investment in JPI represents its ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period we assess the fair value of our ownership interest in JPI fair value in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. Each year we conduct an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.
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
     Litigation. We account for litigation losses in accordance with accounting principles generally accepted in the United States, (“GAAP”), loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we is often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our consolidated results of operations and comprehensive loss and cash flows from operating activities.

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
     We account for equity awards issued to employees as follows. GAAP requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.
     Derivative Financial Instruments. We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the three months ended March 31, 2010, we issued convertible debt with warrants and recorded derivative liabilities related to the beneficial conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value on the grant date was $418,138 as computed using the Black-Scholes option pricing model. During the three months ended March 31, 2010, a convertible debt holder of prior financings converted the principal and accrued interest which resulted in a decrease of the derivative liability of $43,094 which was recorded to additional paid in capital. In addition, during the three months ended March 31, 2010, 500,000 warrants were exercised by a holder of the Company’s convertible debt. This resulted in a decrease of $83,872, representing the value of the warrants exercised. We re-measured the fair values all of our derivative liabilities as of March 31, 2010 and recorded an aggregate decrease of $42,994 in the fair value of the derivative liabilities as other income during the three months ended March 31, 2010.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Introduction
As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, after the elimination of our China based operations:

	Three months ended March 31,		Difference
	2010	2009	$	%
Net revenues	$36,842	$23,070	$13,772	60%
Cost of sales	21,935	8,075	13,860	172%

Gross profit	14,907	14,995	(88)	(1)%

Operating expenses:
Research and development	51,036	92,684	(41,648)	(45)%
Selling, general and administrative	1,355,182	2,044,384	(689,202)	(34)%

	1,406,218	2,137,068	(730,850)	(34)%

Loss from operations	(1,391,311)	(2,122,073)	730,762	(34)%

Other expense:
Interest expense	(1,162,674)	(178,515)	(984,159)	551%
Other expense, net	(43,257)	(36,093)	(7,164)	20%

Total other expense, net	(1,205,931)	(214,608)	(991,323)	462%

Net loss	(2,597,242)	(2,336,681)	(260,561)	11%

Net Revenues
     Net revenues during the three months ended March 31, 2010, were primarily earned from the sale of ONKO-SURE™ test kits. The increase in revenues during the three months ended March 31, 2010, as compared to the same prior year results from our efforts to develop our distribution networks. With USFDA approval of our ONKO-SUREtm product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to the Company’s overall commercialization efforts, we expect that sales will continue to increase in 2010.
     We presently have exclusive distribution agreements in place for ONKO-SURE™ test kits in the U.S., Canada, Korea, India, Russia, Greece, and Israel along with an exclusive distribution partner assigned in Vietnam. We have an agreement in negotiation which would grant exclusive rights to distribute the ONKO-SUREtm test kits in South America and Latin America. It is anticipated that this agreement will be in place by the end of the second quarter of 2010.
     Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of ONKO-SUREtm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of the Company’s products.
     We have a limited supply of one of the key components of the ONKO-SUREtm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 31,000 kits. Based on the Company’s current and anticipated orders, this supply is adequate to fill all orders. Although are working on replacing this component so that we are in a position to have an unlimited supply of ONKO-SURETM in the future, the Company cannot assure that this anti-fibrinogen-HRP replacement will be completed. An integral part of the Company’s research and development through 2010 is the testing and development of an improved version of the ONKO-SUREtm test kit. The Company is reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted.
     Pilot studies show that the new version could be superior to the current version and it is anticipated that this version will be submitted to the USFDA in the latter half of 2010.
Gross Profit
     The major components of cost of sales include raw materials and production overhead. Production overhead is comprised of depreciation, land use rights, and manufacturing equipment, amortization of production rights, utilities and repairs and maintenance. The increase in cost of revenues is primarily due to increase sales of ONKO-SUREtm test kits. In addition, during the three months ended March 31, 2010, our gross margin decreased to approximately 40% during the three months ended March 31, 2010 from approximately 65%, during the same period of the prior year, due to increases in the costs of raw materials and inefficiencies in the manufacturing process due to reductions and turnover in staff during 2010.
Research and Development.
     The reduction in research and development expenses is consistent with management’s general effort to manage expenditures in response to the limited availability of cash. However, as resources become available, we expect research and development expenditures to increase during the remainder of 2010 due to:
•	The need for research and development for an updated version of the ONKO-SUREtm test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Additional expenditures for research and development incurred under agreements with CLIA laboratories.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services. Included in selling, general and administrative expenses were non-cash expenses incurred during the three months ended March 31, 2010 of $173,758 for options issued to employees and directors and $342,311 of common stock, options and warrants issued to consultants for services. For the three months ended March 31, 2009, selling, general and administrative expenses included non-cash expenses of $157,155 for options issued to employees and directors and approximately $105,925 for common stock, options and warrants issued to consultants for services. The decrease in selling, general and administrative expense is primarily due to management’s general effort to reduce expenditures in response to the Company’s limited available cash.
The table below details the major components of selling, general and administrative expenses:

	Three months ended March 31,
	2010	2009
Investor relations (including value of warrants/options)	$461,337	$313,769
Salary and wages (including value of options)	407,486	647,944
Accounting and other professional fees	87,540	326,428
Stock exchange fees	85,393	206,224
Directors fees (including value of options)	72,500	—
Rent and office expenses	31,462	96,377
Employee benefits	31,312	26,625
Travel and entertainment	30,092	49,307
Insurance	25,406	27,116
Taxes and licenses	22,576	49,262
Other	100,078	301,332

	$1,355,182	$2,044,384

Interest Expense
     Interest expense increased due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities in 2009 and during the three months ended March 31, 2010.
Other Expense
     The increase in other expense is primarily due to losses of $42,994 resulting from the change in the fair value of derivatives during three months ended March 31, 2010.
Liquidity and Capital Resources
     Historically, our operations have not been a source of liquidity. At March 31, 2010, we had a significant amount of relatively short term indebtedness that was in default or past due and we may be unable to satisfy our obligations to pay interest and principal thereon. As of March 31, 2010, we had the following approximate amounts of outstanding short term indebtedness:
(i)	Accounts payable and accrued expenses of approximately $1.8 million;

(ii)	Accrued salaries of approximately $1.1 million;

(iii)	Accrued interest of $633,000;

(ii)	An $83,000 unsecured bridge loan bearing interest at 12% per annum which was due October 9, 2009 and obligations under a consulting agreement aggregating $144,000 due to Cantone Research, Inc. and Cantone Asset Management, LLC, respectively;

(iv)	Approximately $1.6 million in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010;

(v)	Approximately $300,000 in unsecured convertible notes bearing interest at 12%, which were converted to equity in April 2010;

(vi)	Approximately $925,000 in unsecured convertible notes bearing interest at 12% per annum due March 22, 2011; and

(vii)	Approximately $3.6 million in senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2010 and May 2011;

     In addition, in April 2010 we conducted three additional closings of convertible note and warrant purchase agreements, aggregating approximately $10.1 million as follows:

				Minimum	Maximum	Warrants
	Face Value of			Conversion	Shares		Minimum
Date of	Convertible			Price Per	Issuable upon		Exercise
Issuance	Notes	Discounts [1]	Proceeds	Share [2]	Conversion	Number	Price
4/8/2010	$5,490,165	$(2,285,165)	$3,205,000	$0.28	19,607,732	6,528,213	$0.38
4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38
4/26/2010 [3]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28
4/26/2010 [3]	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89

	$10,132,365	$(4,217,365)	$5,915,000		$36,187,018	$12,048,668

[1]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately 13% of the proceeds of these financings.

[2]	The number of shares of common stock to be issued upon such conversion shall be determined by dividing (a) the amount sought to be converted by (b) the greater of (i) the Conversion Price (as defined below) at that time, or (ii) the Floor Price (as defined below). The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought, as reported by Bloomberg, LP, or if such information is not then being reported by Bloomberg, then as reported by such other data information source as may be selected by the lender. The Floor Price is initially equal to $0.28 per share, subject to adjustment upon the occurrence of certain events, including recapitalization, stock splits, and similar corporate actions.

[3]	As part of the closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the Notes issued in that closing and the Company issued such participants warrants to purchase up to 712,949 shares of our common stock exercisable at $0.28 per share. The remainder of the participants received warrants exercisable at $0.89 per share.
     Each of the notes matures one year from the date of issue and is convertible at the option of the holders. We are attempting to obtain stockholder approval to restructure and convert a significant portion of the indebtedness referred to in (ii), and (vi) above; however, there can be no assurance that such indebtedness will be restructured, converted into equity or that the requisite approvals therefore can be obtained. Absent approval of our stockholders and the NYSE Amex to restructure these obligations or the receipt of a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.
     Our cash balances at March 31, 2010 and December 31, 2009 were approximately $44,000 and approximately $12,000, respectively.
Operating activities. Our cash used in and provided in operations was $511,000 and $841,000 for the three months ended March 31, 2010 and 2009, respectively. The primary driver of cash used or provided by operations during the three months ended March 31, 2010 and 2009 was our net losses of approximately $2.6 million and approximately $1.7 million, respectively. The effect of the net loss during the three months ended March 31, 2010 was partially offset by significant non-cash activity such as (i) approximately $870,000 for the accretion of debt issuance costs and the amortization of debt discounts, (ii) approximately $174,000 for the fair value of options granted to employees and directors for service and (iii) approximately $342,000 representing the fair market value of common stock, warrants and options expensed for services. The effect of the net loss was further offset by an aggregate increase in accounts payable, accrued expenses and accrued salaries and wages of approximately $531,000.
In addition to the effect of the approximately $1.7 million net loss during the three months ended March 31, 2009, the company used cash of approximately $567,000 and approximately $831,000 in the build up of inventories and prepaid expenses, respectively. However, the effect of these activities was offset by the net collection of approximately $3.3 million in accounts receivable and approximately $352,000 representing non-cash activities related to depreciation and amortization.
Investing activities. We used zero and approximately $407,000 in investing activities in the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, we made expenditures in an effort to regain our GMP certification for JJB’s small injectible manufacturing lines. In addition, we acquired lab and office equipment for our U.S. facility to support our ONKO-SURE test kit initiatives.
Financing activities. Cash proceeds from the issue of debt, net of discounts and debt issue costs, were approximately $403,000 and approximately $567,000 during the three months ended March 31, 2010 and 2009, respectively. In addition, we collected proceeds of approximately $140,000 from the exercise of warrants during the three months ended March 31, 2010.
Future Capital Needs
     Our operations require approximately $300,000 per month, including interest. To the extent that funds are not available to meet our operating needs, our will have to restrict or discontinue operations. The Company expects to incur additional capital expenditures at our U.S. facilities in 2010 in the form of upgrading our information technology systems, collaboration with the Mayo Clinic, agreements with CLIA Laboratories and further development of the ONKO-SUREtm product and upgrading manufacturing lines in Tustin. It is anticipated that these projects will be funded primarily through the additional debt or equity financing obtained in March and April 2010.
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
Going Concern
     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $2,597,242 and $1,938,117 for the three months ended March 31, 2010 and 2009, respectively, and had an accumulated deficit of $55,035,795 at March 31, 2010. In addition, we used cash from operating activities of continuing operations of $511,467 and had a working capital deficit of approximately $10.2M, based on the face amount of the current portion of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     The monthly cash requirement of $300,000 does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our ONKO-SUREtm kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance to of patent protection for the CIT technology.
     We raised gross proceeds of approximately $403,000 in a convertible note and warrant purchase agreement, during the three months ended March 31, 2010, and raised gross proceeds of approximately $6.0 million in a series of three similar convertible note and warrant purchase agreements in April 2010, (see note 13). Additionally, in 2010, we entered into a 5-year collaboration agreement with a third party to commercialize our CIT technology in India, resulting in a potential revenue sharing arrangement. We are actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.
     Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.
     There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our ONKO-SUREtm kits, (ii) the early stage of development of our CIT technology and the need to enter into additional strategic relationships with larger companies capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the ONKO-SUREtm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

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
Material Weaknesses
In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K/A for the period ended December 31, 2009, management concluded that the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2009, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
During the three months ended March 31, 2010, we did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records. This control deficiency contributed to the individual material weaknesses described below:
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
Remediation Plan for Material Weaknesses
     As of December 31, 2009 and March 31, 2010 there were control deficiencies which constitute as a material weakness in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:
     1. authorized the addition of staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department and information technology department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures;
     2. issued policies and procedures regarding the delegation of authority and conducted training sessions with appropriate individuals.

     Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2009 and March 31, 2010. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.
     Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting.
Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Information relating to sales of our securities that were not registered under the Securities Act are disclosed in the Current Reports on Form 8-K that we filed on March 26, 2010, April 13, 2010, April 16, 2010 and April 28,2010.
(b) Not applicable
(c) Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Company did not pay the interest due on the Series 1 Senior Notes or the Series 2 Senior Notes (together “the Notes”) due on December 1, 2009 or March 1, 2010 the Company did not have sufficient cash to satisfy these debts and carry on current operations. Consequently, under the terms of the Notes, the interest rate increased from 12% to 18% per annum. The failure to pay interest as scheduled represented an event of default under the terms of the Notes and all senior debt was classified as current. However, none of the holders declared default, or declared the outstanding notes and other contractual obligations immediately due. In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the “Debt Exchanges”) to enter into with a majority, and potentially all, of the debt holders subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding notes or other debt obligations for shares of the Company’s common stock. Although the exchange terms vary slightly between the debt holders — based upon the terms of each of the particular notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, the Company filed a Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and is in the process of responding to SEC comments regarding the same so that we can finalize the proxy and send it out to our shareholders. The Company has the right to seek Shareholder Approval two times; if it does not receive Shareholder Approval at the second meeting, the Company will fall back into default on all of the notes for which shareholders did not approve the issuance of shares pursuant to the related exchange agreement. Once the Company obtains Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be converted to shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement we file under the Securities Act of 1933, as amended. The Company filed a registration statement on Form S-1 on May 3, 2010. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges are subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until we receive Shareholder Approval and approval of the NYSE Amex to list the shares, which we cannot guarantee and therefore the exchange may never occur.
     At this time, based on the recent rise in the price of our shares of Common Stock and the closing of the “March-April 2010 12% Convertible Note Financing” discussed above, it is unclear whether we will proceed with the proposed Debt Exchange. If and when we do receive Shareholder Approval, we shall disclose the final amount of debt that shall be exchanged and the total number of shares issued in exchange thereof. Any shares of common stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated thereunder.
     In March 2010, the Company also entered into an Exchange Fee Agreement with Cantone Research Inc., who was the placement agent for the original issuance of the Notes. Pursuant to the Exchange Fee Agreement, Cantone Research agreed to negotiate the exchange with the Note Holders described above and obtain the Note Holders agreement and signature to the exchange agreement. Under the Exchange Fee Agreement, we agreed to pay Cantone Research a fee of 2% of the total principal and interest that is due, up through March 1, 2010, which, as of such date is $79,049 or 2% of $3,952,403. The Company agreed to pay Cantone Research the number of shares of our Common Stock that is equal to the quotient of $79,048 divided by $0.28, or 282,314 shares. The Company also agreed to reduce the exercise price of the placement agent warrants issued to Cantone Research to $0.28 per share upon completion of the Debt Exchange. The issuance of shares to Cantone Research under the Exchange Fee Agreement is subject to NYSE Amex listing approval and Shareholder Approval. If Shareholder Approval is not received, the Company will have to pay the exchange fee in cash. Further, if the Company does not proceed with the Debt Exchanges, none of the other agreements with Cantone Research Inc. will be consummated.
     In March 2010, in an effort to further reduce its cash expenditures, the Company also amended a consulting agreement with Cantone Asset Management LLC (“Cantone Asset”). Under the original consulting agreement, the Company was to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued Cantone Asset warrants to purchase 200,000 shares of our common stock at $0.60 per share. Pursuant to the amendment, (i) Cantone Asset shall instead be paid with an aggregate of 514,285 shares of our common stock, (ii) we will use our best efforts to register those shares in the next registration statement we file; and, (iii) we will engage counsel to issue a blanket opinion to our transfer agent regarding the amendment shares once the related registration statement is declared effective. The Company filed a registration statement on Form S-1 on May 3, 2010 which includes these shares. In consideration for Cantone Asset agreeing to the amendment, we agreed to adjust the exercise price of their warrant to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will still be effective, but the Company will have to pay the consulting fee in cash.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     On May 23, 2010, one of our directors, Edward R. Arquilla, M.D., passed away. Accordingly, there is now one vacancy on the Board of Directors. We will seek to replace Dr. Arquilla on the Board of Directors when a qualified candidate is identified and is willing to serve on the Board of Directors.
ITEM 6. EXHIBITS
(a) Exhibits: See Exhibit Index herein

RADIENT PHARMACEUTICALS CORPORATION, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIENT PHARMACEUTICALS CORPORATION (Registrant)
Date: May 24, 2010	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, President and
Chief Executive Officer

Date: May 24, 2010	By:	/s/ Akio Ariura
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