Form 10-Q
period 2010-06-30
RADIENT PHARMACEUTICALS Corp
filed 2010-08-17
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

       ☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2010

         ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

001-16695
Commission File Number
Radient Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction	33-0413161
of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100
Tustin, California 92780-7039
(714) 505-4460
 (Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

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
     Yes ☐       No ☑

As of August 13, 2010, the Company had 31,383,649 of common shares issued and outstanding.

Radient Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
INDEX

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operation	28

Item 3. Quantitative and Qualitative Disclosure About Market Risks	40

Item 4. Controls and Procedures	40

PART II – OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Removed and Reserved	42

Item 5. Other Information	42

Item 6. Exhibits	43

Signatures:	44
EX - 31.1
EX - 31.2
EX - 32.1
EX - 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	Audited

ASSETS
Current assets:
Cash	$2,522,135	$12,145
Inventories	74,367	79,255
Debt issuance costs	1,528,750	1,288,910
Prepaid expenses and other current assets	10,094	57,778
Prepaid consulting	835,767	358,667
Total current assets	4,971,113	507,845
Property and equipment, net	81,670	83,547
Intangible assets, net	1,108,333	1,158,333
Receivable from JPI, net of allowance	2,675,000	2,675,000
Investment in JPI	18,200,295	20,500,000
Other assets	22,409	105,451
Total assets	27,058,820	$26,319,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)

Current liabilities:
Accounts payable and accrued expenses	$1,291,315	$1,542,974
Accrued salaries and wages	340,910	738,331
Accrued interest expense	777,240	432,337
Derivative liabilities	22,119,563	354,758
Deferred revenue	103,128	103,128
Convertible notes, net of discount	5,351,316	240,482
Current portion of notes payable, net of discount	2,312,578	1,316,667
Total current liabilities	32,296,050	4,728,677
Other long-term liabilities	-	295,830
Notes payable, net of current portion and debt discount	-	601,819

Total liabilities	32,296,050	5,626,326

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,380,278 and 22,682,116 shares issued at June 30, 2010 and December 31, 2009, respectively; 31,140,804 and 22,265,441 shares outstanding at June 30, 2010 and December 31, 2009, respectively	31,141	22,265
Additional paid-in capital	79,057,478	73,109,048
Accumulated deficit	(84,325,849)	(52,438,553)
Total stockholders’ (deficit) equity	(5,237,230)	20,692,760
Total liabilities and stockholders’ (deficit) equity	$27,058,820	$26,319,086

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$45,552	$3,181,043	$82,394	$5,892,780
Cost of sales	8,178	2,150,405	30,113	3,735,978

Gross profit	37,374	1,030,638	52,281	2,156,802
Operating expenses:
Research and development	$243,779	332,779	294,815	425,463
Selling, general and administrative	2,768,978	3,784,801	4,124,160	6,375,570

	3,012,757	4,117,580	4,418,975	6,801,033

Loss from operations	(2,975,383)	(3,086,942)	(4,366,694)	(4,644,231)
Other income (expense):

Interest expense	$(33,149,910)	(332,034)	(34,312,584)	(566,251)
Gain on change in fair value of derivative instruments	9,136,558	-	9,093,564	-
Impairment on investment in JPI	(2,299,705)	-	(2,299,705)	-

Other expense, net	(1,614)	(36,721)	(1,877)	(72,830)

Total other expense, net	(26,314,671)	(368,755)	(27,520,602)	(639,081)
Loss before provision for income taxes and discontinued operations	(29,290,054)	(3,455,697)	(31,887,296)	(5,283,312)

Provision for income taxes	-	417,165	-	527,667
Loss from continuing operations	(29,290,054)	(3,872,862)	(31,887,296)	(5,810,979)
Loss from discontinued operations, net	-	(4,222,696)	-	(3,975,670)
Net loss	$(29,290,054)	$(8,095,558)	$(31,887,296)	$(9,786,649)
Other comprehensive loss:
Foreign currency translation loss	-	(54)	-	(42,485)
Comprehensive loss	$(29,290,054)	$(8,095,612)	$(31,887,296)	$(9,829,134)
Basic and diluted loss per common share:
Loss from continuing operations	$(1.00)	$(0.24)	$(1.19)	$(0.37)
Loss from discontinued operations	$-	$(0.27)	$-	$(0.25)
Net loss	$(1.00)	$(0.51)	$(1.19)	$(0.61)
Weighted average common shares outstanding — basic and diluted	29,245,417	15,851,815	26,729,016	15,916,133

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(31,887,296)	$(9,786,648)
Less: income from discontinued operations	-	(3,975,670)
	(31,887,296)	(5,810,978)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	67,000	1,300,413
Amortization of debt discount and debt issuance costs	5,344,166	194,291
Impairment on investment in JPI	2,299,705	-
Interest expense related to fair value of derivative instruments granted	24,053,345	-
Incremental value of shares and warrants issued to former note holders	81,780	-
Additional principal added for triggering events	2,877,295	-
Share-based compensation related to options granted to employees and directors for services	173,758	154,056
Share-based compensation related to common stock and warrants expensed for services	1,620,789	314,310
Provision for bad debts	-	1,932,384
Change in fair value of derivative instruments	(9,093,564)	35,557
Changes in operating assets and liabilities:
Accounts receivable	-	5,116,069
Inventories	4,888	275,284
Prepaid expenses and other assets	130,726	(5,674,930)
Accounts payable and accrued expenses, salaries and wages	(273,967)	539,155
Income taxes payable	-	(412,035)
Deferred revenue	-	(87,720)
Net cash used in operating activities of continuing operations	(4,601,375)	(2,124,145)
Net cash provided by operating activities of discontinued operations	-	1,853,502
Net cash used in operating activities	(4,601,375)	(270,643)
Cash flows from investing activities:
Purchase of property and equipment	(15,123)	(2,034,324)
Net cash used in investing activities of continuing operations	(15,123)	(2,034,324)
Net cash used in investing activities	(15,123)	(2,034,324)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes, net of cash issuance costs of $656,426	-	2,088,593
Proceeds from issuance of convertible debt, net of cash offering costs of $4,748,565	6,308,000	-
Proceeds from the exercise of warrants	818,488	-
Net cash provided by financing activities	7,126,488	2,088,593
Effect of exchange rates on cash	-	1,996
Net change in cash	2,509,990	(214,379)
Cash, beginning of period	12,145	2,287,283
Cash, end of period	$2,522,135	$2,072,904

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Six Months Ended June 30, 2010 and 2009

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP”. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2009 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2010, and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On September 25, 2009, the Company changed our name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believes “Radient Pharmaceuticals” as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

Until September 2009, the Company were focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. The Company have recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure™ a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, the Company repositioned various business segments in order to monetize the value of certain assets through either new partnership, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); (ii) our 100% Ownership of a proprietary cancer vaccine therapy technology, Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated Chinese subsidiary’s operations of JPI. The Company currently employ approximately 7 people, all located in California at our corporate headquarters.

The Company are now actively engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure™ a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. The Company manufacture and distribute our proprietary ONKO-SURE™ cancer test kits at our licensed manufacturing facility locatsed at 2492 Walnut Avenue, Suite 100, in Tustin, California. The Company are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. The Company maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Deconsolidation

Prior to September 2009, the Company manufactured and distributed generic and homeopathic pharmaceutical products and supplements as well as cosmetic products in China through a wholly owned subsidiary, JPI and JPI’s two wholly owned subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”).

Due to several factors, including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI. Effective September 29, 2009, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on its board of directors. Because of loss in control in JPI, effective September 29, 2009, the Company change its accounting for its investment in JPI from consolidation to the cost method of accounting. The Company recorded a loss on deconsolidation of $1,953,516 in connection with the transaction.

Because the deconsolidation did not occurred until September 29, 2009, the Company’s results of operations included in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2009 included the operations of JPI. For the six months ended June 30, 2009, the net revenues, gross profit, operating expenses and net loss of JPI were $5,841,360, $2,320,704, $2,814,155 and $5,271,561, respectively. JPI’s subsidiary YYB was sold by JPI on June 26, 2009. Accordingly, the results of YYB are presented as discontinued operations in our results of operations for six months ended June 30, 2009, and a loss of $4,386,063 was recorded from the sale of YYB. For the three months ended June 30, 2009, the net revenues, gross profit, operating expenses and net loss of JPI were $3,152,693, $1,111,719, $2,169,953 and $5,917,151, respectively. The Company’s results of operations for the three and six months ended June 30, 2010 do not include any participation in the results of JPI.

      Based on management’s evaluation of the current and projected operations of JPI as of June 30, 2010, the Company determined that an impairment charge of approximately $2,300,000 was necessary.  The primary factors considered in our determination are the financial condition, operating performance, projections of future operations and the general economic environment.

The significant terms of the deconsolidation of the Company’s operations in China are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from continuing operations of $31,887,296 and $5,810,979 for the six months ended June 30, 2010 and 2009, respectively, and had an accumulated deficit of $84,325,849 at June 30, 2010. In addition, the Company used cash in operating activities of continuing operations of $4,601,375 and had a working capital deficit of approximately $38.9 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company raised gross proceeds of approximately $6.5 million in a series of four closings of convertible note and warrant purchase agreements during the six months ended June 30, 2010 (see note 6).

Management’s plans include seeking financing, conversion of certain existing notes payable to common stock, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our ONKO-SUREtm kits, (ii) the early stage of development of our CIT technology and the need to enter into additional strategic relationships with larger companies capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the ONKO-SUREtm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their outstanding claims against us, the Company may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired (see Note 9).

Principles of Consolidation

As of September 29, 2009 the Company deconsolidated JPI, but the operations of JPI have been consolidated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2009 and for the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009. Intercompany transactions for the three and six months ended June 30, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale) which have been included as discontinued operations.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, valuation of investment in JPI, receivable from JPI and valuation of common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

The Company has entered into several distribution agreements for various geographic locations with third party distributors. Under the terms of one agreement, the Company sell product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under this arrangement. As of June 30, 2010, the Company had $103,128 of deferred revenue related to this arrangement recorded in its accompanying consolidated balance sheet.

Any provision for sales promotion discounts and estimated returns are accrued for as a reduction on receivables for in the period the related sales are recorded. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates. In accordance with FASB ASC 605-45-50, Taxes Collected from Customers and Remitted to Governmental Authorities, JPI’s revenues are reported net of value added taxes (“VAT”) collected.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. The Company considers historical demand and forecast in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Machinery and equipment, including lab equipment	5 to 15 years
Office equipment	3 to 5 years

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations and comprehensive loss.

Intangible Assets

The Company owns intellectual property rights and an assignment of a United States (“U.S.”) patent application for its CIT technology. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The purchase price is being amortized over the expected useful life of the technology, which the Company determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life.

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

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2010 except the impairment of the investment in JPI as noted above. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

The carrying value of the Company’s investment in JPI represents its ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period the Company assess the fair value of the Company’s  ownership interest in JPI in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. Each year the Company conduct an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2010, the Company  issued convertible debt with warrants and recorded derivative liabilities related to the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $28,349,790 as computed using the Black-Scholes option pricing model.

In November 2009, the Company granted 1,664,643 warrants in connection with a common stock financing transaction to two individuals. The exercise prices of the warrants have a reset provision which are accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $509,839, which represents the fair value as computed using the Black-Scholes option pricing model.

During the six months ended June 30, 2010, a holder of the  Company’s convertible debt  converted 100% of its notes and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $259,975, representing the embedded conversion features of the converted debt. In addition, during the six months ended June 30, 2010, this holder of the Company`s convertible debt exercised 500,000 warrants. This resulted in a decrease of $83,872, representing the value of the warrants prior to the exercise.

In May 2010, the Company also recorded additional derivative liability of $2,852,427 as a result of a trigger event related to the First, Second and Third 2010 closings (see Note 6).

The Company re-measured the fair values of all of its derivative liabilities as of each period end and recorded an aggregate decrease of $9,093,564 in the fair value of the derivative liabilities as other income, net during the six months ended June 30, 2010.

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

Level 3 — Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions to value its derivative liabilities as of June 30, 2010:

For the six months
ended June 30, 2010

Annual dividend yield	-
Expected life (years)	0.16 - 3.00
Risk-free interest rate	0.16% - 1.64%
Expected volatility	122% - 234%

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of June 30, 2010 classified using the valuation hierarchy:

Level 3 Carrying Value June 30, 2010
Embedded conversion options	$10,227,182
Warrants	11,892,381
$22,119,563
Decrease in fair value included in other expense, net	$9,093,564

The following table shows the classification of the Company’s liabilities at June 30, 2010 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2009 (in thousands):

Balance at December 31, 2009	$354,758
Derivative liabilities added — conversion options	19,142,906
Derivative liabilities added — warrants	12,059,310
Reclassification to equity in connection with conversion of underlying debt to equity	(259,975)
Reclassification to equity in connection with exercise of underlying stock warrants	(83,872)
Change in fair value	(9,093,564)
Balance at June 30, 2010	$22,119,563

Risks and Uncertainties

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s ONKO-SUREtm kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product and (iii) the absence of any commitments or firm orders from the Company’s distributors. The Company’s limited sales to date for the ONKO-SUREtm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their outstanding claims against us, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired (see Note 9).

As part of the deconsolidation of JPI as of September 29, 2009, the Company agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI.  There are risks and uncertainties related to the collectability of these amounts and, as a result, the Company recorded a 50% loan loss reserve at the time of the deconsolidation. Also, there are risks and uncertainties of investment in JPI and, as a result, as of June 30, 2010, the Company determined that an impairment charge of approximately $2,300,000 was necessary.

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

The Company have employee compensation plans under which various types of share-based instruments are granted. The Company account for our share-based payments in accordance with FASB ASC 718-10, Stock Compensation (“ASC 718-10”). This statement requires all share-based payments to employees, including grants of employee stock options, to be measured based upon their grant date fair value, and be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.

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

Based on the conversion prices in effect and the interest accrued through the end of the respective periods, the potentially dilutive effects of 73,933,723 and 10,451,125 options, warrants and convertible debt were not considered in the calculation of earnings per share as the effect would be anti-dilutive on June 30, 2010 and 2009, respectively.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$207,356
Cash paid during the period for taxes	$—	$736,506
Supplemental disclosure of non-cash activities:
Fair value of warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$—	$1,853,120

Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$—	$209,166
Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$—	$133,866
Fair value of common stock recorded as prepaid consulting	$1,850,000	$—
Fair value of warrants issued for services, included in prepaid expense	$—	$35,625

Reclassification of derivative liabilities to equity	$343,847	$—
Amount paid directly from proceeds in connection with convertible debt unrelated to the financing	$25,000	$—
Conversion of notes payable and accrued interest to shares of common stock	$2,396,544	$—
Debt issuance costs included in accounts payable	$70,200	$—
Additional derivative liability for penalty on St. George debt	$19,432	$—
Debt discounts related to derivative liabilities	$6,333,138	$—
Conversion of accounts payable to shares of common stock	$45,000	$—

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company for the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$68,279	$48,852
Work-in-process	6,048	3,265
Finished goods	40	27,138
	$74,367	$79,255

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Intellectual property	$2,000,000	$2,000,000
Accumulated amortization	(891,667)	(841,667)
	$1,108,333	$1,158,333

In August 2001, the Company acquired intellectual property rights and an assignment of a United States patent application for CIT technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. The value of the intellectual property will be diminished if either of the pending lawsuits regarding the same is successful (see Note 8).

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

NOTE 6 — DEBT

Debt consists of the following:

	June 30, 2010	December 31, 2009

	(Unaudited)	(Audited)
Convertible Debt
Convertible Notes issued September 2008, net of unamortized discount of $159,547 at June 30, 2010 and $1,607,111 at December 31, 2009, respectively	$66,991	$17,775
St. George Convertible Note, issued September 2009, net of unamortized discount $393,681 at December 31, 2009	-	222,707
First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $257,860 principal and interest for trigger event, net of unamortized discount of $568,888 at June 30, 2010	613,972	—
Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $1,492,121 principal and interest for trigger event, net of unamortized discount of $4,346,378 at June 30, 2010	2,635,908	—
Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $1,067,214 principal and interest for trigger event, net of unamortized discount of $3,132,646 at June 30, 2010	1,891,698	—
Fourth Closing of 2010 Convertible Note, issued April 26, 2010, net of unamortized discount of $542,423 at June 30, 2010	142,747	—
	$5,351,316	$240,482
Senior Notes payable, net of unamortized discount of $1,323,523 and $1,701,398 at June 30, 2010 and December 31, 2009, respectively	2,229,578	1,851,854
Bridge note	83,000	66,632
	$7,663,894	$2,158,968
Less: Current Portion of Senior Notes and Bridge note	(2,312,578)	(1,316,667)
Less: Current Portion of Convertible Debt	(5,351,316)	(240,482)
	$—	$601,819

The significant terms of the Company’s debt issued prior to the six months ended June 30, 2010 are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Defaults on Senior Notes and Proposed Debt Exchanges

The Company did not pay the interest due on the Series 1 Senior Notes or the Series 2 Senior Notes (together “the Series 1 and 2 Notes”) due on December 1, 2009 or March 1, 2010. The Company did not have sufficient cash to satisfy these debts and carry on current operations. Consequently, under the terms of the Series 1 and 2 Notes, the interest rate increased from 12% to 18% per annum. The failure to pay interest as scheduled represented an event of default under the terms of the Notes and all senior debt was classified as current. However, none of the holders declared default, or declared the outstanding Series 1 and 2 Notes and other contractual obligations immediately due.

In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the “Debt Exchanges”) to enter into with its the debt holders, subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding Notes or other debt obligations for shares of the Company’s common stock. Although the exchange terms vary slightly between the debt holders, based upon the terms of each of the particular Notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, the Company filed its initial Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and is in the process of responding to SEC comments regarding the same so that it can finalize the proxy and send it out to its shareholders. The Company has the right to seek Shareholder Approval two times; if it does not receive Shareholder Approval at the second meeting, the Company will fall back into default on all of the Notes for which shareholders did not approve the issuance of shares pursuant to the exchange agreement. Once the Company obtains Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be converted to shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended. A Form S-1 registration statement to register the shares issuable pursuant to the note financings was filed on May 3, 2010, but has not yet been declared effective. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges is subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until the Company receive Shareholder Approval and approval of the  New York Stock Exchange (“NYSE”) Amex to list the shares, which the Company cannot guarantee and therefore the exchange may never occur.

If and when the Company do receive Shareholder Approval, the Company shall disclose the final amount of debt that shall be exchanged and the total number of shares issued in exchange thereof. Any shares of common stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

In March 2010, the Company also entered into an Exchange Fee Agreement with Cantone Research Inc., who was the placement agent for the original issuance of the Series 1 and 2 Notes. Pursuant to the Exchange Fee Agreement, Cantone Research agreed to negotiate the exchange with the Series 1 and 2 Note Holders described above and obtain the Series 1 and 2 Note Holders agreement and signature to the exchange agreement. Under the Exchange Fee Agreement, the Company agreed to pay Cantone Research a fee of 2% of the total principal and interest that is due on the Series 1 and 2 Note, up through March 1, 2010, which, as of such date was $79,049 or 2% of  $3,952,403. The Company agreed to pay Cantone Research the number of shares of the Company Common Stock that is equal to the quotient of $79,048 divided by $0.28, or 282,314 shares. The Company also agreed to reduce the exercise price of the placement agent warrants issued to Cantone Research to $0.28 per share upon completion of the Debt Exchange. The issuance of shares to Cantone Research under the Exchange Fee Agreement is subject to NYSE Amex and Shareholder Approval. If Shareholder Approval is not received, the Company will have to pay the exchange fee in cash. Further, if the Company does not proceed with the Debt Exchanges, none of the other agreements with Cantone Research Inc. will be consummated. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.

As of the date of this Report, we received signatures to the Exchange Agreement from a majority of the holders of the Series 1 and 2 Notes holding approximately $3,500,000 of such Notes.

In March 2010, in an effort to further reduce its cash expenditures, the Company also amended a consulting agreement with Cantone Asset Management, LLC (“Cantone Asset”). Under the original consulting agreement, the Company was to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued Cantone Asset warrants to purchase 200,000 shares of the Company  common stock at $0.60 per share. Pursuant to the amendment, (i) Cantone Asset shall instead be paid with an aggregate of 514,285 shares of the Company  common stock, (ii) the Company will use the Company  best efforts to register those shares in the next registration statement the Company file; and, (iii) the Company will engage counsel to issue a blanket opinion to the Company  transfer agent regarding the amendment shares once the related registration statement is declared effective. The Company filed a registration statement on Form S-1 on May 3, 2010 which included these shares. In consideration for Cantone Asset agreeing to the amendment, the Company agreed to adjust the exercise price of their warrant to $0.28 per share. The issuance of shares pursuant to the amendment is subject to the Company  receipt of NYSE AMEX listing approval and Shareholder Approval. If the Company do not receive Shareholder Approval, the exercise price of the warrants will remain at their pre-agreement amounts and the Company will have to pay the consulting fee in cash. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.

Additionally, since the Company did not pay the September 2009 Bridge Loan (the “Bridge Loan”) back before October 9, 2009, the Interest Rate automatically increased to 18% per annum, which was retroactive as of September 10, 2009, until the Bridge Loan is paid in full.  Accordingly, the Company will owe a total of $15,638 in interest payments through August 30, 2010. Under the Bridge Loan Agreement, the Company agreed to pay the Investor $2,000 as reimbursement for the holder’s legal fees related to the default. Additionally, since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the current principle value of the Bridge Loan $83,000 and the Investor is entitled to $10,000 for any out-of-pocket legal costs that the Investor may incur to collect the obligation.  Although the Company did not receive any notice from the holder of the Bridge Loan requesting acceleration of payment due to the default, the Bridge Loan is due and owing.

 In March 2010, the Company also entered into an Exchange Agreement with Cantone Research Inc., who is the note holder of a $83,000 Bridge Note. Under the Exchange Agreement, we agreed to the the issuance of up to an aggregate of 404,526 shares of our common stock, issuable upon: (i) exchange and cancellation of all principal amount of the Bridge Loan ; (ii) cancellation of all of the interest accrued thereon, accruing at the contractual default rate of 18%, retroactively from September 10, 2009 through August 30, 2010; (iii) cancellation of all other fees due under the Bridge Loan, totalling approximately $12,000 and (iv) in consideration for such exchange and cancellations, a reduction of the warrant exercise price for the 116,000 warrants originally issued in connection with the Bridge Loan from $0.60 per share to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX listing approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will remain at their pre-agreement amounts and the Company will have to pay the principal and accrued interest in cash. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.

St. George Convertible Note and Warrant Purchase Agreement Defaults and Waivers; Note Conversions and Warrant Exercises After January 1, 2010

On September 15, 2009, the Company issued a 12% Convertible Promissory Note (the “St. George Note”) to St. George Investments, LLC (“St. George”). On December 11, 2009 the Company entered into a Waiver of Default with St. George pursuant to which the Company agreed to repay the entire balance of the St. George Note and any adjustments thereto pursuant to the terms of the initial Waiver by February 1, 2010. Since the Company failed to pay the entire balance of the note by February 1, 2010, the Company was in default on the St. George Note. On February 16, 2010, the Company entered into a Waiver of Default agreement (“February 16 Waiver”) with St. George pursuant to which: (i) St. George waived all defaults through May 15, 2010 and agreed not to accelerate the amounts due under the Note before May 15, 2010 and (ii) St. George shall exercise their Warrant to purchase 140,000 shares of the Company  common stock at $0.65 per share. In consideration for this waiver, the Company agreed to pay St. George a default fee equal to $50,000, which was added to the balance of the Note effective as of the February 16, 2010. During the six months ended June 30, 2010, St. George converted 100% of its notes and accrued interest of $666,390 and $52,916 respectively into 2,568,951 shares of the Company’s common stock. In connection with the conversions, the Company accelerated the amortization of debt discount of $393,681. In addition the Company reclassified derivative liabilities of $259,975 and $83,872, representing the embedded conversion features of the converted debt  and warrants, respectively, to equity. All of such note conversions were at $0.28 per share.

September 2008 Convertible Notes, Note Conversions and Warrant Exercises After January 1, 2010

In September 2008, we issued $2,510,000 of Convertible Debt securities (the “Convertible Debt”).   In September 2009, investors holding approximately 35% of the principal balance of this Convertible Debt elected to convert their notes to shares of our common stock at the scheduled rate of $1.20 per share.  The total amount converted was $924,605, which included $885,114 of principal and $39,346 of accrued interest.  These amounts were converted to 807,243 shares of common stock.  Additionally, we issued 403,621 warrants, due to the 50% warrant coverage feature associated with the Convertible Debt, with an exercise price of $0.66 per share.   Shares issued in connection with this conversion were issued but unregistered.  Consequently, the investors could not dispose of their shares. While the investors awaited registration of the shares, the price of our common stock continued to decline, leaving the investors with ever increasing unrealized losses.

During the second quarter of 2010, the Company entered into separate arrangements with the former Convertible Debt holders that in effect issued the former Convertible Debt holders: (i) additional shares of common stock, (ii) additional warrants to purchase more shares of common stock, and (iii) also modified the exercise price of their warrants.  It should be noted that the substance of the transaction was to compensate our debt holders for participating in the Company’s 2010 financings. Accordingly, the Company agreed to issue each of them a number of shares equal to the amount of interest that would have been earned from the date of original conversion and such amounts were converted at the same rate of $1.20.

In total, The Company has issued approximately 52,000 shares of common stock related to additional accrued interest and new warrants to purchase approximately 31,000 shares of common stock to these former Convertible Debt holders. As part of this transaction with the former Convertible Debt holders, the exercise prices of all of the original warrants issued in connection with the Convertible Debt balances that converted in 2009 were modified during the second quarter of 2010 and new exercise prices were established.  The old warrants had exercise prices of $0.66 per share and under the new modified warrants the exercise prices range from $1.13 - $1.64 per share.

The Company valued the incremental shares of common stock issued from the conversion of the additional accrued interest and recorded a $63,990 charge to interest expense with an offset to common stock and additional paid in capital.  The Company also examined the fair value of the original warrants on the date of modification and compared them to the fair value of the modified warrants on the date of modification, recording a $17,790 charge to interest expense with an offset to additional paid in capital.  All of the underlying journal entries to record these transactions were recorded on the date each debt holder signed their new exchange agreement during second quarter of 2010.

During the three months ended June 30, 2010, additional Convertible Debt holders converted their notes and accrued interest balances to shares of our common stock.  The total amount of principal and accrued interest converted as of June 30, 2010 was $2,645,929 which represents 90% of the total Convertible Debt issued in 2008 and $389,753 of accrued interest was also converted as of June 30, 2010.  A total of 2,204,941 shares of common stock have been issued for the conversion of the Convertible Debt and accrued interest as of June 30, 2010.  Related to all of the conversions that occurred during the three months ended June 30, 2010, the Company recorded additional interest expense of $1,262,985 representing the acceleration of debt discount originally recorded in connection with the issuance of the Convertible Debt and the additional charges of $81,780 noted above.  In accordance with the Convertible Debt agreements, the Company issued warrants to purchase 1,114,658 shares of our common stock, due to the 50% warrant coverage feature, with exercise prices ranging from $1.13 to $1.64.  The value of these warrants was contemplated at the inception of the transaction back in 2008 and was incorporated in the original debt discount.

Note and Warrant Purchase Agreements- March and April 2010

During the six month ended June 30, 2010, the Company completed four closings of convertible note and warrant purchase agreements, aggregating to approximately $11 million as follows (the “2010 Closings”):

				Minimum	Maximum	Warrants
Date of Issuance	Face Value of Convertible Notes	Discounts	Gross Proceeds	Conversion Price Per Share	Shares Issuable upon Conversion	Number	Minimum Exercise Price
	[1]	[2]		[3]
3/22/2010	$925,000	$(385,000)	$540,000	$0.28	3,303,571	1,100,000	$0.28
4/8/2010	5,490,165	(2,285,165)	3,205,000	$0.28	19,607,732	6,528,213	$0.38
4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38
4/26/2010 [4]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28
4/26/2010 [4]	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89
	$11,057,365	$(4,602,365)	$6,455,000		39,490,589	13,148,668
[1]
The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company failed to file the registration statement, such event would have been deemed a trigger event under the 2010 Financing Convertible Notes. The Company timely filed the initial registration statement on May 3, 2010, but it has not yet been declared effective. Since the registration statement, registering all of the securities issuable in the 2010 Debt Financing, was not declared effective by June 1, 2010, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the first three closings was originally $10,372,195; as a result of the Trigger Event, the principal amount of such notes is now $13,189,490 which represents 125% of the outstanding principal and accrued interest prior to the event. The effective date of the Fourth Closing’s Trigger Event is August 31, 2010.

[2]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately 13% of the proceeds of these financings.

[3]
The number of shares of common stock to be issued upon such conversion shall be determined by dividing (a) the amount sought to be converted by (b) the greater of (i) the Conversion Price (as defined below) at that time, or (ii) the Floor Price (as defined below). The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought, as reported by Bloomberg, LP, or if such information is not then being reported by Bloomberg, then as reported by such other data information source as may be selected by the lender. The Floor Price is initially equal to $0.28 per share, subject to adjustment upon the occurrence of certain events, including recapitalization, stock splits, issuance of equity securities less than the floor price and similar corporate actions.

[4]
As part of the closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the Notes issued in that closing and the Company issued such participants warrants to purchase up to 712,949 shares of the Company common stock exercisable at $0.28 per share. The remainder of the participants received warrants exercisable at $0.89 per share.

The convertible notes and warrants issued pursuant to four 2010 Closings are virtually the same, but for an addendum the Company entered into at the second closing regarding the number of shares the Company can issue before receiving Stockholder Approval to issue more than 19.99% of the Company  issued and outstanding common stock.

The private financing described herein was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated hereunder. In addition to the discounts and fees listed above, the Company paid an aggregate of approximately $1,003,500 in finder’s and legal fees for the note financings. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. A Form S-1 Registration Statement to register the shares issuable pursuant to the note financings was filed on May 3, 2010, but has not yet been declared effective.

Each of the convertible notes issued in the four 2010 Closings, (collectively “Notes”) matures one year from the date of issuance and carries an original issue discount. The Lenders have the right, at their sole option, to convert the Notes, in whole or in part into shares of the Company  common stock.

If, during the term of the Notes, the average closing bid price of the Company’s common stock for at least 20 of the immediately preceding 30 trading days equals or exceeds $1.25, then on 20 days’ irrevocable notice, and subject to certain conditions set forth in the Note, the Company can cause the lenders to convert the outstanding balance of the Notes into shares of common stock. The number of shares of common stock to be so delivered shall not exceed an amount equal to the product of the average daily volume of common stock traded on the primary exchange for common stock during the 20 prior trading days as of the mandatory conversion determination date multiplied by twenty.

Interest on the unpaid principal balance of the Notes shall accrue at the rate of 12% per annum, which shall increase to 18% upon the occurrence of a trigger event, as that term is defined in the Notes. Pursuant to the terms of the First, Second and Third Closing, a trigger event occured when the Registration Statement the Company filed on May 3, 2010 was not declared effective by June 1, 2010 and therefore the interest on the notes issued in those three Closings increased to 18% per annum. The terms of the Fourth Closing require us to have the registration statement declared effective by August 31, 2010 and therefore a Trigger Event did not occur with respect to the notes issued in the Fourth Closing.  Commencing on the 6 month anniversary of the Notes and each 90 days thereafter on which a payment of interest is due and continuing on the first day of every third month thereafter until the one year anniversary of the Note, the Company shall pay the lenders all interest, fees and penalties accrued but unpaid under the Notes as of such date. Pursuant to the terms of the Notes, the Company shall also pay lenders six equal payments representing one-twelfth of the principal amount of the Notes, commencing on the six month anniversary of the Notes and continuing thereafter until the Maturity Date, when the Company shall pay all remaining principal and interest, in cash. The Company maintains the right to make any and all of the six payments, at the Company option, in cash or shares of common stock at the greater of the Floor Price or 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable payment date.

Notwithstanding any other terms to the contrary, pursuant to the terms of the Notes, the Company must pay all amounts due under the Notes in cash unless all of the following conditions are met: (i) a payment in common stock would not cause an individual lenders’ beneficial ownership of common stock to exceed 9.99% of the Company  then outstanding shares of common stock; (ii) the Company received NYSE Amex listing approval for the common stock issuable under the Notes; (iii) not less than seven calendar days prior to the applicable payment date, the Company shall have notified the Lenders that the Company intend to make such payment in common stock; (iv) (a) the common stock to be issued have been registered under the Securities Act of 1933, as amended, or (b) (A) Rule 144 promulgated hereunder is available for their sale, (B) the Company provided to the Lenders (prior to the delivery of the common stock on the applicable payment date) an attorney’s opinion, in a form acceptable to the lenders, which provides that Rule 144 is available for the sale of the common stock, (C) the Company is current on all of the Company  Securities and Exchange Commission reporting obligations, and (D) the Company is not subject to an extension for reporting the Company  quarterly or annual results; (v) the closing bid price for the common stock on the business day on which notice is given is greater than the Floor Price divided by 80%; and (vi) neither an Event of Default nor a Trigger Event shall have occurred.

The Warrants issued in connection with the Notes “Warrants” have a term of five years and are initially exercisable at the higher of: (i) 105% for the First closing, 80% for the Second, Third and Fourth Closings of the average VWAP for the five trading days immediately preceding the date the Company issued the Warrants; and (ii) the Floor Price (the same as in the Notes) in effect on the date the Warrants is exercised. The exercise price is subject to the occurrence of certain events, including capital adjustments and reorganizations. The Lenders may exercise the Warrants via a cashless exercise if a registration statement for the Warrant Shares is not  in effect. Pursuant to the terms of the Warrants, the Company will not affect the exercise of any warrants, and no person who is a holder of any warrant has the right to exercise his/her Warrants, if after giving effect to such exercise, such person would beneficially own in excess of 9.99% of the then outstanding shares of the Company’s  common stock.

Since the Company is listed on the NYSE Amex, the Company is required to obtain stockholder approval to issue more than 19.99% of the Company  issued and outstanding common stock at a discount from book or market value at the time of issuance (“19.99% Cap”), which as of the date of the first closing equals 5,085,308 shares, as of the second and third closing equals 5,367,529 shares, and as of the fthe Company the closing equals 5,919,395 shares of the Company  common stock. If the Notes and Warrants issued pursuant to the first closing is fully converted and exercised (but no shares of the Company  common stock are issued in payment of interest on the Note), then the Company will issue 4,403,571 shares of the Company  common stock, which represents 17.3% of the Company  issued and outstanding common stock. If the Notes and Warrants issued in the Second and Third Closings are fully converted and exercised (but no shares of the Company  common stock are issued in payment of interest on the Notes), then the Company may possibly issue up to a total of 44,973,850 shares of the Company  common stock, which exceeds 19.99% of the Company  issued and outstanding common stock. If the Notes and Warrants issued in the 2010 Closings are fully converted, at the floor price, and exercised (but no shares of the Company’s common stock are issued in payment of interest on the Notes), then the Company may possibly issue up to a total of approximately 3,261,834 shares of the Company  common stock, which exceeds 19.99% of the Company  issued and outstanding common stock. Accordingly, the Company is required under the terms of the Notes to obtain Stockholder Approval, on or before July 15, 2010 for the First and Second Closings and on or before August 31, 2010, for the Third and Fourth closing. As of July 31, 2010, the Company did not obtain Stockholder Approval. However, the Company agreed to seek Stockholder Approval at the Company’s next meeting of stockholders. The Company is making every effort to hold its annual shareholder meeting, and obtain the required approval on August 31, 2010. Although we have responded to all previously received SEC comments, due to the permissible SEC comment period, the Company may not be cleared to file and mail its definitive proxy statement timely for an August 31, 2010 meeting. If the Company is unable to have the meeting and obtain the required approval, an Event of Default under the Notes shall occur.   The Company is not required to issue any shares above the 19.99% Cap, if such 19.99% Cap is applicable, until the Company receives the Stockholder Approval of same.

The Addendum the Company entered into in the Second Closing prohibits the Company from issuing more than 594,528 shares to the lenders, unless the Company receive Stockholder Approval and NYSE Amex approval to list and issue all shares issuable: (i) upon exercise of all of the Warrants at $0.28 per share, (ii) all of the Notes are converted at that same price (which is the lowest price possible, although the initial conversion price is to 80% of the five day volume weighted average closing price of the Company  common stock preceding the date of conversion) and (iii) no shares are issued in payment of interest. Pursuant to an Addendum to the Note and Warrant purchase Agreement the Company entered into in the Second Closing, in the event (i) any Lender in the Second or Third closing attempts to convert the Notes or exercise the Warrant prior to the Company  receipt of such Stockholder Approval and NYSE Amex approval and (ii) such conversion or exercise would require the Company to issue in excess of 19.99% of the Company  outstanding common stock to any Lender in the Second or Third closing at any time after the Second closing date (after reserving 4,403,571 shares for issuance to the lender of the First closing), then the Company shall not be obligated to issue any shares that would be in excess of the 19.99% Cap until required approvals are obtained from the stockholders and NYSE Amex, if required.

NYSE Amex approved the application for listing on April 19, 2010 for the shares issuable on conversion of the Notes and Warrants in the First Closing and approved the application for listing approval of the shares issuable on conversion of the Notes or issuable on exercise of the Warrants in the Second Closing and the Third Closing on May 3, 2010. The Company has applied for listing of the shares issuable on conversion of the Fourth Closing Notes and issuable on exercise of the Warrants issued in the Fourth Closing or pursuant to their Rights of Participation, but has not yet received listing approval for the Second, Third and Fourth Closings.

In accordance with its Registration Rights Agreement with the lenders, the Company filed a registration statement on May 3, 2010, registering for resale all of the shares underlying the Notes and the Warrants, as well as shares issuable under the Notes and Warrants pursuant to potential adjustments that may occur pursuant thereto and shares of common stock issuable as interest payments. Pursuant to the terms of the Registration Rights Agreement, the Company obligation to register all such shares was satisfied by the registration of that number of shares of common stock which is at least equal to the sum of (i) the principal amount of the note plus one year of interest at the rate of 12% divided by the Floor Price of the Note, which is $0.28 and (ii) the number of shares of common stock underlying the Lender’s Warrants.

Upon a Triggering Event, as defined in the Notes, the outstanding balance of the Notes shall immediately increase to 125% of the then owing principal balance and interest shall accrue at the rate of 1.5% per month which occurred on June 1st, 2010 for the First, Second and Third Closings. Upon an Event of Default, as defined in the Notes, the lender may declare the unpaid principal balance together with all accrued and unpaid interest thereon immediately due and payable. However, all outstanding obligations payable by the Company shall automatically become immediately due and payable if the Company become the subject of a bankruptcy or related proceeding.

In connection with the registration rights entered into with the First, Second and Third Closings, the Company recorded an additional $390,000 as interest expense as a result of a trigger event, which represents the maximum amount of $10,000 payable to each convertible Note Holder.

As noted above, since the registration statement, registering all of the securities issuable in the First, Second and Third Closings, was not declared effective by June 1, 2010, a trigger event under the terms of the notes issued in the First , Second  and Third Closings occurred (the “June 1 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the first three closings was originally $10,372,195; as a result of the Trigger Event, the principal amount of such notes is now $13,189,490.

      On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“ISP Holdings” or “First Closing”) pursuant to which the Company issued the lender in the First Closing a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of an event of certain triggering events. The Purchase Agreement includes a five year warrant to purchase up to 1,100,000 shares of the Company’s Common Stock at an exercise price of $0.28. The Note carries a 20% original issue discount and matures on March 22, 2011. The Company agreed to pay $385,000 to the lender in the First Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds the Company received were $403,000, after payment made directly by lender in the First Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The lender in the First Closing may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance. The fair value on the grant date of the embedded conversion and warrants amounted to $231,628 and $186,539, respectively, as computed using the Black-Scholes option pricing model. Due to the registration statement filed on May 3, 2010, not having been declared effective by June 1, 2010, the Company increased the principal amount of the convertible note by $257,860, which represents 25% of the outstanding balance prior to the June 1, 2010 Trigger Event. As a result, the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional interest of $262,873 on June 1, 2010.

On April 8, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors  (“Second Closing”) pursuant to which the Company issued the lenders in the Second Closing a Convertible Promissory Note in the principal amount of $5,490,165 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events. The Purchase Agreement includes a five year warrant to purchase up to 6,528,213 shares of the Company’s Common Stock at an exercise price of $0.38. The Note carries a 20% original issue discount and matures in April 8, 2011. The Company agreed to pay $2,285,165 to the lenders in the Second Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loans at the closing of the transactions. As a result, the total net proceeds the Company received were $3,195,000, after payments made directly by lenders in the Second Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The lenders in the Second Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance. The fair value on the grant date of the embedded conversion and warrants amounted to $11,015,989 and $4,112,774, respectively, as computed using the Black-Scholes option pricing model. Due to the registration statement filed on May 3, 2010, not having been declared effective by June 1, 2010, the Company increased the principal amount of the convertible note by $1,492,121, which represents 25% of the outstanding balance prior to the June 1, 2010 Trigger Event. As a result, the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional interest of $1,491,007 on June 1, 2010.

On April 13, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors  (“Third Closing”) pursuant to which the Company issued the lenders in the Third Closing a Convertible Promissory Note in the principal amount of $3,957,030 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events. The Purchase Agreement includes a five year warrant to purchase up to 4,705,657 shares of the Company’s Common Stock at an exercise price of $0.38. The Note carries a 20% original issue discount and matures in April 13, 2011. The Company agreed to pay $1,647,030 to the lenders in the Third Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loans at the closing of the transactions. As a result, the total net proceeds the Company received were $2,310,000, after payments made directly by lenders in the Third Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The lenders in the Third Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance. The fair value on the grant date of the embedded conversion and warrants amounted to $4,482,492 and $7,011,429, respectively, as computed using the Black-Scholes option pricing model. Due to the registration statement filed on May 3, 2010, not having been declared effective by June 1, 2010, the Company increased the principal amount of the convertible note by $1,067,314, which represents 25% of the outstanding balance prior to the June 1, 2010 Trigger Event. As a result, the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional interest of $1,066,517 on June 1, 2010.

On April 26, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors  (“Forth Closing”) pursuant to which the Company issued the lenders in the Forth Closing a Convertible Promissory Note in the principal amount of $685,170 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events. The Purchase Agreement includes a five year warrant to purchase up to 712,949 shares of the Company’s Common Stock at an exercise price of $0.28 and upto 101,849 shares at an exercise price of $0.89 to two leanders in the Forth Closing. The Note carries a 20% original issue discount and matures in April 26, 2011. The Company agreed to pay $285,170 to the lenders in the Forth Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loans at the closing of the transactions. As a result, the total net proceeds the Company received were $400,000, after payments made directly by lenders in the Forth Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The lenders in the Forth Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance. The fair value on the grant date of the embedded conversion and warrants amounted to $560,373 and $748,596, respectively, as computed using the Black-Scholes option pricing model.

Shares Issued in Connection with Warrant Exercises and Financing Arrangements

During the six months ended June 30, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 Shares of the Company’s common stock. All warrants exercised during the six months ended June 30, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

At various times during April 2010 debt holder of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 748,000 Shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $0.98 and $1.11 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 which excludes commission expense of approximate $62,000. The aggregate intrinsic value of the warrants exercised was $486,200. In addition, on April 20, 2010, the Company issued 3,499,999 shares of its common stock to various service providers as compensation services to be provided to the Company (see Note 10). On April 20, 2010 the Company issued 160,714 shares to settle a balance payable to a professional services firm.

Activity in connection with the Company’s convertible debt during the six months ended June 30, 2010, is as follows:

	10% Notes	St. George Debt	2010 Notes
	Issued	Issued	Issued	Issued	Issued	Issued
	Sep-08	Sep-09	Mar-10	Apr-10	Apr-10	Apr-10	Total
Carrying Value Before Discount at December 31, 2009	$1,624,886	$616,390	$—	$—	$—	$—	$2,241,276
Face value of debt issued 2010	—	—	925,000	5,490,165	3,957,030	685,170	11,057,365
Additional penalties and trigger events note increase	—	50,000	257,860	1,492,121	1,067,314	—	2,867,295
Portion of note converted to equity	(1,398,348)	(666,390)	—	—	—	—	(2,064,738)
Carrying Value Before Discount at June 30, 2010	226,538	—	1,182,860	6,982,286	5,024,344	685,170	14,101,198
Discount, net of accumulated amortization at December 31, 2009	(1,607,111)	(393,681)	—	—	—	—	(2,000,792)
Acceleration of amortization in connection with conversion	1,419,215	393,681	—	—	—	—	1,812,896
Discount attributable to 2010 notes	—	—	(803,138)	(5,490,165)	(3,957,030)	(685,170)	(10,935,503)
Amortization expense during the six months ended June 30, 2010	28,350	—	234,250	1,143,787	824,384	142,747	2,373,518
Discount, net of accumulated amortization at June 30, 2010	(159,546)	—	(568,888)	(4,346,378)	(3,132,646)	(542,423)	(8,555,797)
Net Carrying Value at June 30, 2010	66,991	$—	$613,972	$2,635,908	$1,891,698	$142,747	$5,351,316

Activity in connection with the Company’s Senior debt during the six months ended June 30, 2010, is as follows:

	Series 1
	Dec-08	Jan-09	May-09	Jun-09	Total

Carrying Value Before Discount at June 30, 2010	$1,077,500	$680,000	$1,327,249	$468,350	$3,553,099

Discount, net of accumulated amortization, at December 31, 2009	(318,178)	(327,809)	(782,043)	(273,366)	(1,701,396)

Amortization expense for the six months ended June 30, 2010	144,468	108,288	68,011	57,106	377,873

Discount, net of accumulated amortization, at June 30, 2010	(173,710)	(219,521)	(714,032)	(216,260)	(1,323,523)

Net Carrying Value at June 30, 2010	$903,790	$460,479	$613,217	$252,090	$2,229,576

Bridge Note

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 inclusive of penalties, (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. During the fthe Company th quarter of 2009, the Company defaulted on the loan and incurred an additional penalty of $25,000 that was added to the principal balance. Also, on or about January 22, 2010, the Company and the lender entered in to an exchange agreement, were the Company and the Investor will cancel and terminate the Bridge Loan in full and exchange the indebtedness represented thereby for shares of the Company’s common stock, par value $0.001 per share agreed to the payment in full of the Bridge Loan, consisting of the New Principal Amount of $83,000, the Default Interest Payments and the Legal Fees in exchange for: i) 404,526 shares of the Company’s common stock (the “Penalty Common Stock”);and  ii) adjusting the exercise price of the Bridge Loan Warrant to $0.28 per share (the “Exercise Price”) (the shares of common stock underlying the Bridge Loan Warrant, the “Warrant Shares ”, together with the Penalty Common Stock, the “Securities”). As of June 30, 2010, the outstanding balance of the loan is $83,000, which is due upon demand. The issuance of shares to Cantone Research under the Exchange Fee Agreement is subject to NYSE Amex and Shareholder Approval. If the Company do not receive Shareholder Approval, the Company will have to pay the exchange fee in cash. Further, if the Company do not proceed with the Debt Exchanges, none of the other agreements with Cantone Research Inc. will be consummated. Accordingly, the Company has not accounted for the related contingent reduction of the exercise price of the warrant.

NOTE 7 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $251,000 and $225,000 are included in accrued salaries and wages in the accompanying condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively. During the six month ended June 30, 2010, the Company paid approximately $90,000 under this arrangement to the Company’s former CEO.

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

The Company is also defending a companion case filed in the same court the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the CIT technology purchased by the Company from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the CIT technology, just that the University has an equitable interest therein or the revenues there from.

If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected and its future prospects for exploiting or licensing the CIT technology will be significantly impaired.

On June 11, 2010, Hudson Bay Fund, LP. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to the Company’s April 8, 2010 Convertible Promissory Notes. The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result to the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. The Company noted this Trigger Event and recorded in its accompanied financial statements the increase of principal.    Moreover, the claim alleged that an additional Trigger Event occurred because the Company did not cured the first Trigger Event within five trading days. As a result to the Second Trigger Event, Hudson Bay alleges that the outstanding balance of the Note should be immediately increased by an additional 125%. The Company does not agree with Hudson Bay’s second allegation. The Company is confident that Hudson Bay’s Second Trigger Event claim is without merit and that the Company will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to the second allegation is reflected in the accompanying condensed consolidated financial statements

In the ordinary course of business, there could be other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

Licensing Agreements

The Company has agreed to pay a 5% royalty on net sales of products developed from the Company’s CIT technology. The Company has not paid any royalties to date as there have been no sales of such products.

Indemnities and Guarantees

The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. Pursuant to various Sale and Purchase Agreements, the Company has indemnified the holders of registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, the Company has agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the original JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

For the six months ended June 30, 2010 and 2009, the Company recorded share-based compensation expense to employees and directors of $173,758 and $154,056, respectively. Substantially all of such compensation expense is reflected in the accompanying condensed consolidated statements of operations and comprehensive loss within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vested ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.

Summary of Activity

As of June 30, 2010, all outstanding stock options are fully vested. There were 1,858,001 stock options outstanding, vested and exercisable with a weighted average exercise price of $1.90 at June 30, 2010 and December 31, 2009, respectively. The Company granted no stock options, and no stock options were exercised during the entire year ended December 31, 2009 or during the six months ended June 30, 2010. There were no forfeitures or expirations of stock options during the six months ended June 30, 2010. The aggregate intrinsic value of options outstanding at June 30, 2010, considering only options with positive intrinsic values and based on the closing stock price, was zero.

NOTE 10 — FINANCING ACTIVITIES

Common Stock Issued for Services

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. Approximately 183,333 shares were earned during the year ended December 31, 2009 and 100,000 shares were earned during the six months ended June 30, 2010. During the six months ended June 30, 2010 and 2009, the Company recorded general and administrative expense of $65,643 and $29,632, respectively, related to the agreement.

On September 22, 2009, the Company entered into an agreement with Lyon Consulting for investor relation services through September 2010. The Company granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued will be periodically valued through the vesting period. Approximately 100,000 shares were earned during the year ended December 31, 2009 and 100,000 shares were earned during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company recorded general and administrative expense of $60,000 related to the agreement.

On January 7, 2010, the Company entered into an agreement for the issuance of 100,000 shares of common stock to Boston Financial Partners for financial advisory services to be provided for the period January 1, 2010 through July1, 2010. The shares vest  ratably over the seven month period.  The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received in April 8, 2010.  Therefore, the shares for compensation were measured and recorded on the date of AMEX approval and the Company recorded prepaid expense of $71,000 related to the agreement. The shares were being amortized over the service period, and the associated general and administrative expense of $71,000 was recorded.

On January 13, 2010, the Company entered into an agreement with B&D Consulting for investor relations services through June 13, 2010. The Company granted B&D Consulting 200,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The shares were earned during the six months ended June 30, 2010, and the Company recorded general and administrative expense of $107,875 related to the agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received in April 8, 2010. The shares were issued, and service agreement does not have a forfeiture provision. Therefore, the shares for compensation were measured on the date of AMEX approval and the Company recorded $340,800 as prepaid consulting expenses. The Company recorded general and administrative expenses of $142,000 related to the agreement for the six months ended June 30, 2010.

On February 9, 2010, the Company entered into an agreement for the issuance of 900,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vest over a ten month period as follows: 450,000 on February 9, 2010 and 50,000 for each of the nine months ended November 31, 2010.The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received in April 8, 2010.  Therefore, the shares for compensation were measured and recorded at the day of AMEX approval and the Company recorded prepaid expense of $639,000 related to the agreement. The shares are being valued monthly as the shares are vested based on the trading price of the common stock on the month end date, and the associated consulting expenses are recorded.  During the quarter ended June 30, 2010, the Company recorded general and administrative expense of $461,500 related to the agreement.

On February 22, 2010, the Company issued 160,714 shares of common stock to settle an unpaid invoice in the amount of $45,000 of accounts payable through the date of the agreement, subject to NYSE Amex Approval. AMEX Approval was received on April 8, 2010 and the Company recorded the common stock issuance of $45,000 based on stock price on such date.

On March 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided indefinitely. The consulting agreement indicates that the agreement can be terminated by each party after 90 days, with or without case. The shares were issued, and service agreement does not have a forfeiture provision. Therefore, the shares for compensation were measured on the date of AMEX approval and the Company recorded $511,200 as prepaid consulting expenses. The Company recorded general and administrative expenses of $170,400 related to the agreement for the six months ended June 30, 2010.

Warrants

A summary of activity with respect to warrants outstanding follows:

	Six months ended June 30, 2010
	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, January 1, 2010	10,393,287	$1.84
Granted	13,148,668	0.37
Exercised	(1,248,000)	$0.71
Outstanding and exercisable, June 30, 2010	22,293,955	$1.03

In connection with the First, Second, Third and Fourth  Closing of the convertible note purchase agreements effective March 22, 2010, April 8, 2010, April 13, 2010 and April 26, 2010, (see Note 6 for further information), the Company issued warrants to purchase up to 13,148,668 shares of the Company’s common stock at exercise prices ranging between $0.28 and $0.89.

During the six months ended June 30, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 Shares of the Company’s common stock. All warrants exercised during the six months ended June 30, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $19,000.

During the six months ended June 30, 2010, convertible debt holder of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 748,000 Shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $0.98 and $1.11 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 before commission of $62,000. The aggregate intrinsic value of the warrants exercised was $486,200.

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

The following is information for the Company’s reportable segments for the three months ended June 30, 2009:

	China	Corporate	Total
Net revenue	$3,152,693	$28,350	$3,181,043
Gross profit	$1,013,903	$16,737	$1,030,640
Depreciation	$263,512	$31,777	$295,289
Amortization	$602,684	$50,000	$652,684
Interest expense	$55,756	$276,278	$332,034
Income (loss) before discontinued operations	$(1,532,428)	$(2,340,433)	$(3,872,861)
Capital expenditures	$1,360,682	$646	$1,361,328

The following is information for the Company’s reportable segments for the six months ended June 30, 2009:

	China	Corporate	Total
Net revenue	$5,841,360	$51,420	$5,892,780
Gross profit	$2,125,072	$31,732	$2,156,804
Depreciation	$469,899	$45,678	$515,577
Amortization	$709,837	$75,000	$784,837
Interest expense	$111,458	$454,793	$566,251
Income (loss) before discontinued operations	$(1,133,864)	$(4,677,114)	$(5,810,978)
Capital expenditures	$1,661,401	$107,083	$1,768,484

Substantially, all of the Company’s revenues for the three and six months ended June 30, 2009 were from foreign customers.

NOTE 12 — RELATED PARTY TRANSACTIONS

As part of the deconsolidation of JPI as of September 29, 2009, the Company agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. These amounts were previously classified as intercompany balances and eliminated in consolidation. The note will bear interest at 6% annually. The exchange, including final payment terms of the convertible note, are expected to be finalized in fiscal 2010.

NOTE 13 — SUBSEQUENT EVENTS

On July 12, 2010, the Company entered into a Letter of Intent with Provista Diagnostics Inc., a Nevada company offering laboratory services meeting the Clinical Laboratory Improvement Act guidelines, who the Company intends to acquire if and when the due diligence process are successfully completed, therefore, the acquisition may not occur.

On July 25, 2010, Jade Pharmaceutical Inc, entered into a Letter of Intent with Shanxi Bao Tai Pharmaceutical Co, LTD (the “Seller”), a China company, for the acquisition of 100% equity interest of the Seller. The transaction is contingent upon satisfactory due diligence searches, therefore, the transaction may not occur.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

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

Overview

The Company

Until September 2009, we were focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. We have recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our ONKO-SURE™ a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned various business segments in order to monetize the value of these assets through either new partnership, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (JPI); (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated Chinese subsidiary’s operation. We currently employ approximately 7 people, all located in California at our corporate headquarters.

Until September 2009, we operated in China through our then wholly owned subsidiary, JPI. JPI engages in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. JPI manufactures and distributes its products through two wholly-owned Chinese subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). However, JPI sold its interest in YYB in June 2009 and during the quarter ended September 30, 2009, we deconsolidated JPI due to the inability to exercise significant influence of its operations (See below). In connection with the deconsolidation, the Company has reclassified its China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.

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

We manufacture and distribute our proprietary ONKO-SURE™ cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch. For the six months ended June 30 2010, we generated approximately $82,000 in the sales of the Company’s ONKO-SURE™ IVD cancer diagnostic test kits, which is an increase of approximately 60% in sales of this product over the same period for 2009. We believe, subject to receipt of adequate financing, revenues from ONKO-SURE will significantly increase in 2010 due to the creation of distribution agreements which are anticipated to move the IVD cancer diagnostic test kit in markets throughout the world. However, the success of the Company’s distribution strategy for these products in 2010 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate which will have a material adverse effect on anticipated 2010 revenues.

Deconsolidation

Due to several factors including deterioration in its relationship with local management of JPI, we relinquished control over JPI. Effective September 29, 2009, we agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, relinquished all rights to past and future profits, surrendered our management positions and agreed to non-authoritative minority role on JPI’ board of directors. For accounting purposes, we converted our interest in JPI to that of an investment to be accounted for under the cost method and deconsolidated JPI as of September 29, 2009. We recorded a loss on deconsolidation of $1,953,516 in connection with the transaction during the nine months ended September 30, 2009. In connection with the deconsolidation, we reclassified China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.

Based on management’s evaluation of the current and projected operations of JPI as of June 30, 2010, we determined that an impairment charge of approximately $2,300,000 was necessary.  The primary factors considered in our determination are the financial condition, operating performance, projections of future operations and the general economic environment.

The significant terms of the deconsolidation of our operations in China are described in the notes to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Monetization of the Value of JPI

We and the management of JPI have recently developed a new path to monetizing the value of JPI. This new monetization path focuses around JPI acquiring a well-managed China-based pharmaceuticals manufacturing and marketing company, where in the acquired company’s management would take over operations of the combined companies. This combined broader-based pharmaceuticals business would then seek a financing and public listing in the U.S. Recently, JPI has had active dialogue with various prospective companies that have indicated an interest in being acquired by JPI. Although a non-binding letter of intent has been executed, no definitive agreements had been reached at this time. JPI’s management has indicted that they believe an acquisition of this type, as described above, could begin before the end of 2010.

As part of the deconsolidation of JPI as of September 29, 2009, we agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI.  There are risks and uncertainties related to the collectability of these amounts and, as a result, we recorded a 50% loan loss reserve at the time of the deconsolidation. Also, there are risks and uncertainties of investment in JPI and, as a result, as of June 30, 2010, we determined that an impairment charge of approximately $2,300,000 was necessary.

IV Diagnostics

IVD Cancer Diagnostics

ONKO-SURETM Kit

Our ONKO-SURETM product is manufactured at our Tustin, California based facilities and is sold to third party distributors, who then sell directly to Clinical Laboratory Improvement Amendments (“CLIA”) certified reference laboratories in the United States (“US”) as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market. Our test kits are currently being sold to one diagnostic reference laboratory in the United States

The majority of our sales were outside of the U.S. with, limited sales of test kits within the U.S. We have developed the next generation version of the  ONKO-SURE TM test kit, and in 2009, we entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer. In addition, we are involved with research conducted with CLIA Laboratories to expand on the Clinical utility of ONKO-SURETM . The Company’s ONKO-SURE TM in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). ONKO-SURE TM is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. ONKO-SURE TM can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide.

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

On July 8, 2009, we changed the brand name of the our in-vitro diagnostic cancer test from DR-70 to the more consumer friendly, trademarked brand name “ONKO-SURE TM ,” which we believe communicates it as a high quality, innovative consumer cancer test. We are also installing a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

IVD Cancer Research and Development

During the three months ended June 30, 2010, we spent $243,779 on research and development costs related to the ONKO-SURE TM, as compared to $332,779 for the same period in 2009. During the six months ended June 30, 2010, we spent $294,815 on research and development related to the ONKO-SURE TM, as compared to $425,463 for the same period in 2009. These expenditures were incurred as part of the Company’s efforts to improve the existing ONKO-SURE TM and develop the next generation ONKO-SURE TM.

During the six months ended June 30, 2010 the majority of expenses incurred were to fund:

•	Validation study to determine if ONKO-SURE™ can be utilized as a general cancer screen for 10 to 20 different cancers in a CLIA laboratory developed test environment;
•	Evaluate ONKO-SURE™ as an additional marker in a existing test to determine if the addition will enhance and improve analytical performance.

The Company expect expenditures for research and development to grow during the second half of 2010 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of the Company  next generation version of its United States Food and Drug Administration(“USFDA”) approved ONKO-SURE TM test kit, additional costs involved with research conducted with CLIA Laboratories to expand on the Clinical utility of ONKO-SURETM and additional development costs associated with entry into new markets.  The objective of the collaboration is to validate the ONKO-SURE™ as an aid in monitoring the disease status in patients who have been previously diagnosed with colorectal cancer and determine response to therapy.  More specifically, by testing each specimen on both the generation-one kit and generation-two kit, the Company will compare the ONKO-SURE™ values of colorectal cancer patients over the full range of clinical pathology stages.

For USFDA regulatory approval on the new test, we  intend to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in the fourth quarter of 2010 or in early 2011.

Cancer Therapeutics

In 2001, the Company acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. The Company’s  CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology. In April 2010, the Company entered into a five year collaboration agreement with Jaiva Technologies, Inc., (“Jaiva”) where Jaiva will conduct clinical trials of the CIT technology that potentially could lead to gaining governmental approval in India.

Critical Accounting Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company base its  estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions and the differences could be material.

The Company believe the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition. Revenues from the wholesale sales of over-the counter and prescription pharmaceuticals are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

The Company have entered into several distribution agreements for various geographic locations with third party distributors. Under the terms of one agreement, the Company sell product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under this arrangement. As of June 30, 2010, the Company had $103,128 of deferred revenue related to this arrangement recorded in our accompanying consolidated balance sheet.

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

Allowance for Doubtful Accounts. The Company maintain allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s  best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company regularly evaluate the collectability of the Company’s  receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluate the carrying value of the Company’s  long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company consider the following factors or conditions, among others, that could indicate the need for an impairment review:

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

If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on our analyses, we believe that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2010 except the impairment of the investment in JPI noted above. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of its long-lived assets and prevent future impairment.

The carrying value of our investment in JPI represents our ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period we assess the fair value of our ownership interest in JPI fair value in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. Each year we conduct an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.

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

Litigation. We account for litigation losses in accordance with accounting principles generally accepted in the United States, (“GAAP”), loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our consolidated results of operations and comprehensive loss and cash flows from operating activities.

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

Derivative Financial Instruments.

We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2010, we  issued convertible debt with warrants and recorded derivative liabilities related to the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $28,349,790 as computed using the Black-Scholes option pricing model.

In November 2009, we granted 1,664,643 warrants in connection with a common stock financing transaction to two individuals. The exercise price of the warrants has a reset provision which is accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $509,839 using the Black-Scholes option pricing model.
During the six months ended June 30, 2010, a holder of the Company’s convertible debt converted 100% of its notes and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $259,975, representing the embedded conversion features of the converted debt. In addition, during the six months ended June 30, 2010, this holder of the Company`s convertible debt exercised 500,000 warrants. This resulted in a decrease of $83,872, representing the value of the warrants prior to the exercise.

In May 2010, we also recorded additional derivative liability of $2,852,427 as a result of a Trigger Event related to the First, Second and Third 2010 closings (see Note 6).

The Company re-measured the fair values of all of its derivative liabilities as of each period end and recorded an aggregate decrease of $9,093,564 in the fair value of the derivative liabilities as other income, net during the three and six months ended June 30, 2010.

Results of Operations

Six  Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Introduction

As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, after the elimination of our China based operations:

	Six months ended June 30,		Difference
	2010	2009	$	%
Net revenues	$82,394	$51,420	$30,974	60%
Cost of sales	30,113	19,688	10,425	53%
Gross profit	52,281	31,732	20,549	65%
Operating expenses:
Research and development	294,815	425,463	(130,648)	(31)%
Selling, general and administrative	4,124,160	3,757,049	367,111	10%
	4,418,975	4,182,512	236,463	6%
Loss from operations	(4,366,694)	(4,150,780)	(215,914)	5%
Other income (expense):
Interest expense	(34,312,584)	(454,793)	(33,857,791)	7445%
Other expense, net	(1,877)	(36,093)	34,216	(95)%
Gain on change in fair value of derivative instruments	9,093,564	-	9,093,564	100%
Impairment of investment in JPI	(2,299,705)	-	(2,299,705)	100%
Total other expense, net	(27,520,602)	(490,886)	(27,029,716)	5506%
Net loss	(31,887,296)	(4,641,666)	(27,245,630)	587%

Net Revenues

Net revenues during the six months ended June 30, 2010, were primarily earned from the sale of ONKO-SURE™ test kits. The increase in revenues during the six months ended June 30, 2010, as compared to the same prior years, results from our efforts to develop our distribution networks. With USFDA approval of the Company’s ONKO-SUREtm product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in the remaining half of 2010.

We presently have exclusive distribution agreements in place for ONKO-SURE™ test kits in the U.S., Canada, Korea, India, Russia, Greece, Israel, Vietnam, Cambodia and Laos. We entered into a consulting arrangement during the second quarter of 2010 to assist in our business and corporate development, web site development for the South America market.  Our consultant is currently reviewing various marketing options including entering into a distribution agreement.  We anticipate either a direct marketing agreement or a distribution agreement will be in place by the end of the 2010.

Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of ONKO-SUREtm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance our products.

We have a limited supply of one of the key components of the ONKO-SUREtm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 30,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders. Although we are working on replacing this component so that we are in a position to have an unlimited supply of ONKO-SURETM in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed. An integral part of our research and development through 2010 is the testing and development of an improved version of the ONKO-SUREtm test kit. We are reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted. We will test and evaluate the performance of the substitute. If the substitute antibody has statistically better results than precedent antibody, we will need to submit to the USFDA for approval before replacement take place. If the test results show the same effectiveness as the current antibody, the new antibody is ready for use and no further USFDA  approval will be required.

Gross Profit

The major components of cost of sales include raw materials and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. The increase in cost of sales is primarily due to increase sales of ONKO-SUREtm test kits. In addition, during the six months ended June 30, 2010, our gross margin increased to approximately 63% from approximately 37%, during the same period of the prior year, due to improvement of manufacturing process, economies of scale and improved planning for manufacture of perishable components used in manufacturing process.

Research and Development.

The reduction in research and development expenses is primarily due to reduction in expenditures for clinical trial, and secondarily, is consistent with management’s general effort to manage expenditures as resources become available.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, financial reporting, stock exchange and shareholder services. Included in selling, general and administrative expenses were non-cash expenses incurred during the six months ended June 30, 2010 of approximately $174,000 for options issued to employees and directors, $1,621,000 of common stock, options and warrants issued to consultants for services. This increase is primarily due to increase of cash and noncash expenses of investor relations related to our four closings of debt financing during the six months ended June 30, 2010. The decrease in the remaining balance of the selling, general and administrative expenses is due to relinquished control, deconsolidation of JPI effective September 29, 2009, and management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses after the elimination of our China based operations:

	Six months ended June 30,
	2010	2009
Investor relations (including value of warrants/common stock shares)	$1,840,701	$547,797
Salary and wages (including value of options)	882,270	1,446,979
Accounting and other professional fees	781,214	849,023
Stock exchange fees	142,500	-
Directors fees (including value of options)	86,694	170,096
Rent and office expenses	76,907	130,296
Employee benefits	66,218	129,612
Travel and entertainment	70,133	77,584
Insurance	40,889	96,346
Taxes and licenses	33,057	99,567
Other	103,577	209,749
	$4,124,160	$3,757,049

Interest Expense

Interest expense increased due to the issuance of debt instruments derivative liabilities and the amortization of the related debt discounts and debt issuance costs during the six months ended June 30, 2010.

Other Expense

The increase in other expense, net is primarily due to approximately $34 million increase in interest expenses due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, penalty interest, derivative liabilities and a $2,299,705 charge to impairment of investment to JPI during the six months ended June 30, 2010, offset by a gain of approximately $9.1 million from change in fair value of derivative liabilities.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, after the elimination of our China based operations:

	Three months ended June 30,		Difference
	2010	2009	$	%
Net revenues	$45,552	$28,350	$17,202	61%
Cost of sales	8,178	11,613	(3,435)	(30)%
Gross profit	37,374	16,737	20,637	123%
Operating expenses:
Research and development	243,779	332,679	(88,900)	(27)%
Selling, general and administrative	2,768,978	1,712,665	1,056,313	62%
	3,012,757	2,045,444	967,313	47%
Loss from operations	(2,975,383)	(2,028,707)	(946,776)	47%
Other expense:
Interest expense	(33,149,910)	(276,278)	(32,873,632)	11,899%
Other expense, net	(1,614)	(36,734)	35,120	(96)%
Gain on change in fair value of derivative instruments	9,136,558	-	9,136,558	100%
Impairment of investment in JPI	(2,299,705)	-	(2,299,705)	100%
Total other expense, net	(26,314,671)	(313,012)	(26,001,659)	8,307%
Net loss	(29,290,054)	(2,341,719)	(26,948,435)	1,151%

Net Revenues

Net revenues during the three months ended June 30, 2010, were earned from the sale of ONKO-SURE™ test kits. The increase in revenues during the three months ended June 30, 2010, as compared to the same prior year results from our efforts to develop our  distribution networks. With USFDA approval of our ONKO-SUREtm product, our  goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in the latter half 2010.

We presently have exclusive distribution agreements in place for ONKO-SURE™ test kits in the U.S., Canada, Korea, India, Russia, Greece, Israel, Vietnam, Cambodia and Laos. We entered into a consulting arrangement during the second quarter of 2010 to assist in business and corporate development, web site development for the South America market.  Our consultant is currently reviewing various marketing options including entering into a distribution agreement.  We anticipate either a direct marketing agreement or a distribution agreement will be in place by the end of the 2010.

Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of ONKO-SUREtm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.

We have a limited supply of one of the key components of the ONKO-SUREtm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 30,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders. Although we are working on replacing this component so that we are in a position to have an unlimited supply of ONKO-SURETM in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed. An integral part of our research and development through 2010 is the testing and development of an improved version of the ONKO-SUREtm test kit. We are reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted.  We will test and evaluate the performance of the substitute. If the substitute antibody has statistically better results than precedent antibody, we will need to submit to the USFDA for approval before replacement take place. If the test results show the same effectiveness as the current antibody, the new antibody is ready for use and no further USFDA  approval will be required.

Gross Profit

The major components of cost of sales include raw materials and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. The decrease in cost of sales is primarily due to improvement of manufacturing process and better planning for manufacture of perishable components used in manufacturing process. In addition, during the three months ended June 30, 2010, the Company’s  gross margin increased to approximately 82% during the three months ended June 30, 2010 from approximately 59%, during the same period of the prior year.

Research and Development.

The reduction in research and development expenses is primarily due to reduction in expenditures for clinical trial, and secondarily, is consistent with management’s general effort to manage expenditures as resources become available. We  expect research and development expenditures to increase during the remainder of 2010 due to:

•	The need for research and development for an updated version of the ONKO-SUREtm test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Additional expenditures for research and development incurred under agreements with CLIA laboratories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, financial reporting, stock exchange and shareholder services. Included in selling, general and administrative expenses were non-cash expenses incurred during the three months ended June 30, 2010 of approximately $1,278,000 of common stock and warrants issued to consultants for services. The increase in selling, general and administrative expenses is primarily due to increase of cash and noncash expenses of investor relations and secondarily due to increased accounting and other professional fees. The increase in these categories are related to the four closings of debt financing during the six months ended June 30, 2010.  The decrease in the remaining categories of the selling, general and administrative expenses is due to relinquished control and deconsolidation of JPI effective September 29, 2009 and management’s continued efforts to manage selling, general and  administrative expenses.

The table below details the major components of selling, general and administrative expenses:

	Three months ended June 30,
	2010	2009
Investor relations (including value of warrants/options)	$1,379,364	$244,932
Salary and wages (including value of options)	474,784	734,646
Accounting and other professional fees	693,674	316,367
Stock exchange fees	57,107	-
Directors fees (including value of options)	14,194	73,720
Rent and office expenses	45,445	55,572
Employee benefits	34,906	102,496
Travel and entertainment	40,041	70,093
Insurance	15,483	38,606
Taxes and licenses	10,481	40,473
Other	3,499	35,760
	$2,768,978	$1,712,665

Interest Expense

Interest expense increased due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities during the three months ended June 30, 2010.

Other Expense

The increase in other expenses, net is primarily due to approximately $33 million increase in interest expenses due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities and a $2,299,705 charge to impairment of investment in JPI during the three months ended June 30, 2010, offset by a gain of approximately $9.1 million from change in fair value of derivative liabilities.

Liquidity and Capital Resources

Historically, our operations have not been a source of liquidity. At June 30, 2010, We had a significant amount of relatively short term indebtedness that was in default or past due and we may be unable to satisfy its  obligations to pay interest and principal thereon. As of June 30, 2010, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accounts payable and accrued expenses of approximately $1.6 million;

(ii)	Accrued salaries of approximately $341,000;

(iii)	Accrued interest of $777,000;

(iv)	Approximately $227,000 in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010;

(v)
Approximately $13,875,000 in unsecured convertible notes bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of trigger event, due one year from issuance. As of June 30, 2010, the principal increased by $2.9 million due to trigger events. These convertible notes are related to four  closings during March and April of 2010;

(vi)
An $83,000 unsecured bridge loan bearing interest at 12% per annum which was due October 9, 2009 and obligations under a consulting agreement aggregating $25,000 due to Cantone Research, Inc. and Cantone Asset Management, LLC, respectively; and

(vii)	Approximately $3.6 million in senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2010 and May 2011.

See details below of the four closings of convertible note and warrant purchase agreements, as follows:

				Minimum	Maximum	Warrants
Date of Issuance	Face Value of Convertible Notes	Discounts	Gross Proceeds	Conversion Price Per Share	Shares Issuable upon Conversion	Number	Minimum Exercise Price
	[1]	[2]		[3]
3/22/2010	$925,000	$(385,000)	$540,000	$0.28	3,303,571	1,100,000	$0.28
4/8/2010	5,490,165	(2,285,165)	3,205,000	$0.28	19,607,732	6,528,213	$0.38
4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38
4/26/2010 [4]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28
4/26/2010 [4]	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89
	$11,057,365	$(4,602,365)	$6,455,000		39,490,589	13,148,668

[1]
The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company fail to file the registration statement, such event shall be deemed a trigger event under the 2010 Financing Convertible Notes. The Company timely filed the initial registration statement on May 3, 2010, but it has not yet been declared effective. Since the registration statement, registering all of the securities issuable in the 2010 Debt Financing, was not declared effective by June 1, 2010, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the first three closings was originally $10,372,195; as a result of the Trigger Event, the principal amount of such notes is now $13,189,490 which represents 125% of the outstanding principal and accrued interest prior to the event. The principal amount of the notes issued in the fourth closing will also suffer a Trigger Event if the Notes are not approved by the Shareholders on or before August 31, 2010.

[2]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately 13% of the proceeds of these financings.

[3]
The number of shares of common stock to be issued upon such conversion shall be determined by dividing (a) the amount sought to be converted by (b) the greater of (i) the Conversion Price (as defined below) at that time, or (ii) the Floor Price (as defined below). The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought, as reported by Bloomberg, LP, or if such information is not then being reported by Bloomberg, then as reported by such other data information sthe Company ce as may be selected by the lender. The Floor Price is initially equal to $0.28 per share, subject to adjustment upon the occurrence of certain events, including recapitalization, stock splits, and similar corporate actions.

[4]
As part of the closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the Notes issued in that closing and the Company issued such participants warrants to purchase up to 712,949 shares of the Company common stock exercisable at $0.28 per share. The remainder of the participants received warrants exercisable at $0.89 per share.

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

Our cash balances at June 30, 2010 and December 31, 2009 were approximately $2,522,000 and approximately $12,000, respectively.

Operating activities. Our  cash used in and provided by operations was $4,601,375 and $2,124,145 for the six months ended June 30, 2010 and 2009, respectively. The primary driver of cash used or provided by operations during the six months ended June 30, 2010 and 2009 was the net losses of approximately $32 million and approximately $9.8 million, respectively. The effect of the net loss during the six months ended June 30, 2010 was partially offset by significant non-cash activity such as (i) approximately $5,344,000 for the amortization of debt issuance costs and  debt discounts, (ii) approximately $174,000 for the fair value of options granted to employees and directors for service, (iii) approximately $1,621,000 representing the fair market value of common stock, warrants and options expensed for services, (iv) approximately $2,877,000 related to additional principal added for triggering events, and (v) $24,053,345 representing interest expense related to fair value of derivative instruments granted. The effect of the net loss was further offset by an aggregate gain from change in fair value of derivative liabilities interest expenses of $9,093,564.

Investing activities. We used $15,000 and approximately $2 million in investing activities in the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, we made expenditures in an effort to regain our GMP certification for JJB’s small injectible manufacturing lines. In addition, we acquired lab and office equipment for our U.S. facility to support our ONKO-SURE test kit initiatives. During the Six months ended June 30, 2010, we acquired lab and office equipment for our Tustin facility.

Financing activities. Cash proceeds from the issue of debt, net of discounts and debt issue costs, were approximately $6.3 million and approximately $2.1 million during the six months ended June 30, 2010 and 2009, respectively. In addition, we collected proceeds of approximately $818,000 from the exercise of warrants during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements, however, we have executed certain contractual indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party. We have agreed to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, we have indemnified our lesser for certain claims arising from the use of the facilities. Pursuant to the Sale and Purchase Agreement, we have indemnified the holders of registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, we have agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $31,887,296 and $5,810,979 for the six months ended June 30, 2010 and 2009, respectively, and had an accumulated deficit of $84,325,849 at June 30, 2010. In addition, we used cash in operating activities of continuing operations of $4,601,375 and had a working capital deficit of approximately $38.9 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about our ability to continue as a going concern.

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

We raised gross proceeds of approximately $6.5 million in connection with convertible note and warrant purchase agreements during the six months ended June 30, 2010. Additionally, in 2010, we entered into a 5-year collaboration agreement with a third party to commercialize our CIT technology in India, resulting in a potential revenue sharing arrangement. We are actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.

Management’s plans include seeking financing, conversion of certain existing notes payable to common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by the us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” our management, including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resources, constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Material Weaknesses

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K/A for the period ended December 31, 2009, management concluded that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2009, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the six months ended June 30, 2010, we did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records. This control deficiency contributed to the individual material weaknesses described below:

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

In summary, the control deficiencies and material weaknesses noted above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

Remediation Plan for Material Weaknesses

As of December 31, 2009 and June 30, 2010 there were control deficiencies which constitute material weaknesses in our  internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:

1. added staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department and information technology department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures;

2. issued policies and procedures regarding the delegation of authority and conducted training sessions with appropriate individuals.

Through these steps, we believe we are addressing the deficiencies that affected our  internal control over financial reporting as of December 31, 2009 and June 30, 2010. Because the remedial actions require hiring of additional personnel, upgrading certain of our  information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness have been remediated. We intend to continue to evaluate and strengthen our Internal Control Over Financial Reporting (“ICFR’) systems. These efforts require significant time and resources.

Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting.

     Except as set forth above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On June 11, 2010, Hudson Bay Fund, LP. (“Hudson Bay”) and Hudson Bay Overseas Fund, Ltd ("Hudson Overseas", together with Hudson Bay, "Hudson") filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to our April 8, 2010 Convertible Promissory Notes issued to Hudson, (the "Hudson Notes"). The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. We recorded in its accompanied financial statements the increase of principal.    Moreover, the claim alleged that an additional Trigger Event occurred because we did not cure the first Trigger Event within five trading days, (the “Second Trigger Event”). As a result of the Second Trigger Event, Hudson alleges that the outstanding balance of the Hudson Notes should be immediately increased by an additional 125%. We do not agree with Hudson second allegation. We are confident that Hudsons Second Trigger Event claim is without merit and that we will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to the second allegation is reflected in the accompanying condensed consolidated financial statements.

In the ordinary course of business, there could be other potential claims and lawsuits brought by or against us. However, other than the above, we are not a party to any material legal proceeding and to our knowledge no such proceeding is currently contemplated or pending.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Information relating to sales of the Company’s securities that were not registered under the Securities Act are disclosed in the Current Reports on Form 8-K that the Company filed on March 26, 2010, April 13, 2010, April 16, 2010 and April 28, 2010 and we are therefore not furnishing such information herein.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 3.	Defaults upon Senior Securities

(a)
We previously disclosed information relating to defaults on our senior notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 16, 2010 and therefore are not required to provide such information herein.

(b)
We previously disclosed information relating to defaults on our convertible notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on August 12, 2010 and therefore are not required to provide such information herein.

(c)	Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

(a)	On June 11, 2010, a claim was filed against us in an Illiniois Court. The details of the claim are set forth on Part II, Item 1 above.

(b)	Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 18, 2009.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 12, 2010.)

31.1	Certification of Principal Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Radient Pharmaceuticals Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIENT PHARMACEUTICALS CORPORATION
(Registrant)

Date: August 17, 2010	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan, President and
Chief Executive Officer

Date: August 17, 2010	By:	/s/ Akio Ariura
Akio Ariura, Chief Financial Officer and
Secretary (Principal Financial Officer)