Form 10-K/A
period 2009-12-31
RADIENT PHARMACEUTICALS Corp
filed 2010-09-24
CIK 838879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2

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
Common Stock, $.001 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .. Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of September 20, 2010, 31,383,649 shares of common stock were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 (the last trading day in the second calendar quarter of 2009) as reported by the NYSE Amex) $11,232,377 (based upon the closing price of the common stock on such date as reported. For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.
Documents Incorporated by Reference
     None.

EXPLANTORY NOTE
     On April 15, 2010, the undersigned registrant filed its Annual Report on Form 10-K for the year ended December 31, 2009. The registrant amended the original Annual Report on Form 10-K on May 3, 2010 (“Amendment No. 1”) to provide more accurate information related to the operations of registrant, primarily to update the state of its operations in China. The registrant hereby amended the Amendment No. 1 to conform this Form 10-K/A with its other periodic reports and to amend certain disclosures previously made. The registrant hereby amends the Annual Report on Form 10-K (“Amendment No. 2”) to disclose the comparable companies’ information and include quantitative and qualitative factors considered in the valuation of its investment in Jade Pharmaceuticals Inc. There have been no changes to the amounts reported in the consolidated financial statements, nor any significant changes to any related disclosures beyond those included in our originally issued Annual Report and Amendment No. 1.
     Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report (except certifications filed as Exhibits 31.1 and 31.2), affected by subsequent events. As such, our Original Report continues to speak as of April 15, 2010 (the date it was filed with the SEC). Accordingly, this Amendment No. 2 Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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
     Until September 2009, we operated in China through our wholly owned subsidiary, JPI. JPI engages in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products. JPI originally manufactured and distributed its products through two wholly-owned Chinese subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”). However, JPI sold its interest in YYB on June 26, 2009 and on September 29, 2009, we deconsolidated JPI due to the inability to exercise significant influence of its operations (See “Discontinued Operations” and “Deconsolidation” below). In connection with the deconsolidation, we reclassified our China pharmaceutical manufacturing and distribution business (conducted through our JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary.
     On September 25, 2009, we changed our corporate name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation,” because we believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.
     We are now actively engaged in the research, development, manufacturing, sale and marketing of our ONKO-SURE tm, a proprietary IVD Cancer Test in the United States, Canada, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. Virtually all of our sales are to distributors.
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
Deconsolidation
     During the third quarter of 2009, it became apparent to our management that our working relationship with management of our operations in China was becoming increasingly strained. Accordingly, we deemed it appropriate to seek alternative means of monetizing our investment. There were several issues that caused us to conclude accordingly, including, but not limited to:
•	Lack of timely responses from the management in China to our requests for financial information;

•	Lack of responsiveness by management in China to our requests to transfer our funds to bank accounts under corporate control;

•	Lack of timely communication with their corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.
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
Elleuxe Brand of Premium Anti-Aging Skin Care Products
     We now intend to license or sell off our Elleuxe brand of cosmetic products that were originally developed by Jade Pharmaceuticals Inc in 2008, based upon their HPE anti-aging therapeutic products. We have reformulated these products for international markets under the brand name Elleuxe. The Elleuxe family of products is a therapeutic, high-end skin care product line based on the active ingredient ‘Elleuxe Protein” — our proprietary active ingredient that offers cell renewing properties designed to minimize the appearance of aging.
     The initial Elleuxe product line includes:
•	Hydrating Firming Cream

•	Renergie Hydrating Cleanser

•	Intense Hydrating Cleanser

•	Visable Renewing Hydrating Softener

•	Smoothing Renewing Eye Moisturizer
     The Elleuxe brand was based on cosmetic products originally developed by JPI. However, we commissioned a laboratory in the United States to assist in the reformulation of the product to enhance the product for use in both China and other Asian markets. As such, the products and formula noted in the above disclosure is owned by Radient Pharmaceuticals.
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
     We are the developer and worldwide marketer of ONKO-SUREtm , non-invasive cancer blood test kit. On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70tm to the more consumer friendly, trademarked brand name “ONKO-SUREtm ,” which we believe communicates it as a high quality, innovative consumer cancer test. We also installed a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission. In clinical trials, the ONKO-SUREtm test kit has demonstrated its ability to detect the presence of certain cancers in humans 84 percent of the time overall. ONKO-SUREtm is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. ONKO-SUREtm can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. ONKO-SUREtm serves the IVD cancer/oncology market which, according to Bio-Medicine.org, is growing at an 11% compounded annual growth rate.
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
     Our five year distribution agreement with Grifols is for the United States for the indicated use as identified and registered with the United States Food and Drug Administration. The agreement requires Grifols to purchase a minimum amount of DR-70 Kits during each quarter of the agreement; starting with 50 kits in September 2009 and at least 280 for the quarter ending May 31, 2014 for a total of at least 2,640 kits during the term. Pursuant to the Agreement, we are to meet with Grifols 30 days before the end of the 5 year term to establish the minimum purchase requirements for the next 5 years; if we cannot agree, the agreement shall automatically terminate. In addition, pursuant to the agreement, we and Grifols may terminate the Agreement without cause and at any time after September 20, 2011 upon serving one (1) calendar year’s prior written notice to the other party.
     Pursuant to our two year distribution agreement with Tarom, Tarom has exclusive rights to market ONKO-SURETM (formerly known as DR-70), in Israel. As this is a new market, minimum purchase requirements have not yet been determined.
     The Company is not reliant on the above distribution agreements as the monetary value of the minimum purchase requirement is currently immaterial to the Company. One of our objectives in entering into these respective agreements is to utilize the marketing and sales resources of the respective distributor to gain market penetration and brand recognition within the specified region.
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
     Although we received USFDA approval to market ONKO-SUREtm test kit in the U.S., we have a limited supply of the horseradish peroxidase (“HRP”)-conjugated anti-fibrin and fibrinogen degradation (“FDP”) antibody component currently used for the approved ONKO-SUREtm test kit. Because of the limited supply of the current antibody, we have determined it is in our best interest to change to a HRP-conjugated anti-FDP antibody. We are currently screening six commercially available conjugated antibodies to substitute into the current ONKO-SUREtm test kit and one that we have produced and conjugated ourselves. The anti-FDP antibody that we produced ourselves has performed well in pilot studies and will likely be used in our next generation ONKO-SUREtm test kit. In addition, our next generation ONKO-SUREtm  test kit will be automated using the Dynex DS2 open platform ELISA system for ease of commercialization. If the antibody substitution significantly improves ONKO-SUREtm test kit performance, we will be required to change the reported sensitivity and specificity of the ONKO-SUREtm   test kit. Because of these changes and modifications, we will likely have to submit a new 510(k) premarket notification application, but can continue to sell the existing kit until our current antibody supply is exhausted. If the new antibody does not significantly affect the clinical performance of the test, we can likely substitute it into the currently approved kit without filing a new 510k.

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
     The Mayo Clinic upon completion of specific milestones as set forth under the Agreement, shall be compensated approximately $312,000. As of April 2010, milestones have been met and payments made. Although the prestige that comes along with the Mayo Clinic completing this study would enhance our reputation, alternative service providers exist with which we can conduct the same studies and accomplish the same product development. Therefore, our business and operations are not dependent upon our agreement with the Mayo Clinic. Pursuant to the Agreement, we may terminate the agreement upon thirty days written notice to the Mayo Clinic, although we will have to pay any fees owed to Mayo up the effective date of termination. Additionally, the Mayo Clinic may terminate the Agreement for reasonable cause upon thirty days written notice to us.

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
Location— China
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
     Most of JPI’s revenues were derived from JJB’s products. For the period January 1, 2009 through September 29, 2009 and the year ended December 31, 2008, sales to one customer comprised approximately 20% of JJB’s net revenues, respectively.

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
     On April 8, 2010, we entered into Note and Warrant Purchase Agreements (the “Agreements”) with 24 accredited investors (“Lenders”) in the “Second Closing” of the sale of 12% Convertible Notes (“Second Closing Notes”) and Warrants. Pursuant to the Agreements, we issued to the Lenders Convertible Promissory Notes in the aggregate principal amount of $5,490,165 and warrants to purchase up to 6,528,843 shares of our Common Stock (“Warrants”). The Second Closing Notes mature on April 7, 2011 (“Maturity Date”). The Second Closing Notes contain original issue discounts and fees payable by us aggregating $2,285,165. As a result, the total net proceeds we received were $3,225,000. The Agreements, Notes and Warrants, as well as the terms of this transaction, are substantially the same as those we issued to the investor in the First Closing on March 22, 2010, as disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 26, 2010.

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

IVD Cancer Research and Development
     During the year ended December 31, 2009, we incurred expenses of $563,690 in research and development related to the ONKO-SUREtm, as compared to $194,693 for the same period in 2008. These expenditures were incurred as part of the Company’s efforts to improve the existing ONKO-SURE tm and develop the next generation ONKO-SUREtm.
     The Company expects expenditures for research and development to grow in the 2010 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of the Company’s next generation version of its United States Food and Drug Administration(“USFDA”) approved ONKO-SUREtm test kit and additional development costs associated with entry into new markets. Through this validation study, the Company and Mayo Clinic will perform clinical diagnostic testing to compare to the Company’s ONKO-SUREtm test kit with a newly developed, next generation test. The primary goal of the study is to determine whether the Company’s next generation ONKO-SUREtm test kit serves as a higher-performing test to its existing predicate test and can lead to improved accuracy in the detection of early-stage cancers.
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
     During the third quarter of 2009, it became apparent to the Company’s management that the working relationship with management of its operations in China was becoming increasingly strained. Accordingly, the Company deemed it appropriate to seek alternative means of monetizing its investment. There were several issues that caused the Company to conclude accordingly, including, but not limited to:
•	Lack of timely responses from the management in China to requests by Company management for financial information;

•	Lack of responsiveness by management in China to requests for transfer of Company funds to bank accounts under corporate control;

•	Lack of timely communication with Corporate management concerning significant decisions made by management in China concerning the disposal of the YYB subsidiary; and

•	Lack of timely communication with corporate officers concerning operations in China.
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
      Upon deconsolidation, the Company conducted a valuation of its investment. In determining the valuation of the Company’s interest in JPI at September 29, 2010, the most significant assumptions, include the following:
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
     In addition to the above, the Company noted that JPI had a recent history of significant revenues and gross operating profits which the Company deemed particularly relevant. Furthermore, JPI realized an operating profit in the twelve month period ended September 30, 2009. The Company considered this performance indicative of future performance. The Company used a combination of the Income and Market Approaches to the Valuation. The Company utilized data obtained from comparable publicly traded companies operating in the same or similar line of business as a function of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). This was considered appropriate since the value of an asset is reasonably reflected by what an arms-length buyer is willing to pay for an asset possessing similar characteristics. Based on the combination of the Income and Market Approaches, the Company determined that a 100% controlling equity interest in JPI was valued at approximately $35,000,000. Accordingly, the Company’s 97.6% non-voting equity interest after application of a reasonable discount related to lack of control and lack of marketability was $20,500,000.
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
     Based on the Agreement and in accordance with current accounting guidelines, the Company deconsolidated JPI as of the date the Company ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, relinquished all rights to past and future profits, surrendered our management positions and agreed to non-authoritative minority role on its board of directors.

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

Consideration Received	$3,405,946	(1)
Fair value of non-controlling interest	20,500,000	(2)

	23,905,946
Net assets of JPI	(25,859,462	)(3)

Loss on deconsolidation	$(1,953,516)

(1)	Consideration consisted of the following:
a.	As part of the Agreement, the Company agreed to exchange loans and advances to JPI totalling $5,350,000 for a 6% convertible promissory note from JPI. These amounts were previously classified as inter company balances and eliminated in consolidation. The exchange, including final payment terms of the convertible promissory note, are expected to be finalized in fiscal 2010. Due to the Company’s evaluation of the collectibility of these amounts. The Company has recorded a reverse of $2,675,000 against the amount due from JPI.

b.	$730,946 of salaries and related interest which were accrued by the Company and will be exchanged for 730,946 shares of JPI common stock.

(2)	Upon deconsolidation, the Company conducted a valuation of its investment. In determining the valuation of the Company’s interest in JPI at September 29, 2010, the most significant assumptions, include the following:
•	Sales growth — based on management’s expectations and historical analysis, which included 2010 sales of approximately $25M and growth at a rate of 12.5% for 2011 and 2012 and 10% for 2013 and 2014. The estimated sales volumes were based on JPI’s currently manufactured products and also its human placenta extract (“HPE”) products with an early 2011 launch date. The timeline for the launch of our HPE products was determined by our internal personnel and consultants hired specifically to assist with the development at such products

•	Cost of sales/Gross Margin — Based on historical analysis and management expectations

•	Selling, General and Administrative Expenses — Based on historical analysis and management expectations

•	Comparable Public Companies — Based on the same or similar line of business and various other quantitative and qualitative characteristics, as discussed herein.

•	Risk adjusted weighted average cost of capital (“WACC”) — A WACC of 17.7% was utilized.

•	Long term growth rate: we assumed a long term growth rate of 6%

•	Terminal value: Determined to be $57M which was based on a forecasted EBITDA in 2014 multiplied by a market based valuation multiple.

•	Product revenue: The analysis included JPI’s currently manufactured products and also human placenta extract products with an early 2011 launch date.

•	Cost of Debt — An examination of the industry’s cost of debt as reflected by an examination of similar sized companies indicated that an appropriate rate on long-term debt was best provided for by examining the Moody’s Ba1 (speculative grade) rate as of the Valuation Date, which was found to be an after tax cost of debt of 5.82%.

•	Cost of Equity — The cost of equity was determined to be 22.58% and included the following variables:
•	Risk free rate: 4.02%

•	Equity risk premium: 6.47%

•	Small stock risk premium: 5.82%

•	Beta: 1.66x (which was based on an analysis utilized an industry beta derived from a selection of comparable companies as well as by sector)

•	Subject Company Risk Premium: 2%

•	Discounts — The Company evaluated discounts related to the following:
•	Lack of control

•	Lack of marketability
Since JPI has historically had relatively stable, positive cash flows and there was good comparable company data, equal weight to both the income and market approaches to determine the fair value of JPI’s equity were used. The income approach included a multi-period discounted cash flow (“DCF”) model that utilized a five year forecast (2010 through 2014) based on JPI’s expected organizational structure beyond September 30, 2009 and derived net cash flows from that forecast, and then applied a risk-adjusted discount rate based on the weighted average cost of capital to arrive at an indication of fair value. The market approach included an examination of comparable public companies from which market-based valuation multiples were derived and then applied to the JPI’s 2009 latest twelve month’s (ended September 30, 2009) revenue, gross profit, and earnings before interest, taxes, depreciation and amortization to arrive at an indication of fair value. First, we identified publicly traded companies that operated in the same or similar line of business as JPI. Specifically, those comparable publicly traded companies within SIC Code 2834 (Pharmaceutical Preparations). In addition to those companies with the appropriate primary SIC Code; the Company compared the description of business, growth rates, liquidity, and profitability. Based on the history of operating cash flow, we elected to apply an average EBITDA multiple of the comparable companies, as we considered this measure to be the most reliable indicator of what an arms-length buyer would be willing to pay for the business. The EBITDA multiple was then applied to the normalized latest twelve month EBITDA of JPI to generate an indication of value.
The total valuation discount applied to the minority interest consists of the combined effects of lack of control and lack of marketability. It was determined that the aggregate discount for lack of control and lack of marketability for the Company’s interest in JPI was 40.0%. The discount for lack of control reflects the difference in benefits of control ascribed to a closely held controlling interest versus a closely held minority interest. The discount for lack of marketability reflects the lack of liquidity or ready marketplace in which to sell the interest.
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

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2009 has been presented as if the deconsolidation had occurred on January 1, 2009:

	Year Ended	Pro Forma	Pro forma
	December 31, 2009 [1]	Adjustments [2]	Results[3]
Net revenues	$8,627,669	$(8,469,652)	$158,017
Cost of sales	5,360,213	(5,322,542)	37,671

Gross profit	3,267,456	(3,147,110)	120,346

Operating expenses:
Research and development	563,690		563,690
Selling, general and administrative	10,936,789	(4,371,596)	6,565,193

	11,500,479	(4,371,596)	7,128,883

Income (loss) from operations	(8,233,023)	1,224,486	(7,008,537)

Other income (expense):
Interest and other income (expense), net	(328,071)	(310)	(328,381)
Change in fair value of derivative liabilities	648,313		648,313
Loss on deconsolidation (4)	(1,953,516)		(1,953,516)
Interest expense	(2,596,606)	173,335	(2,423,271)

Total other income (expense), net	(4,229,880)	173,025	(4,056,855)

Income (loss) from continuing operations before provision for income taxes	(12,462,903)	1,397,511	(11,065,392)
Provision for income taxes	19,115		19,115

Income (loss) from continuing operations	$(12,482,018)	$1,397,511	$(11,084,507)

[1]	Represents the Company’s actual (as reported) consolidated results of operations for the year ended December 31, 2009.

[2]	“Pro Forma Adjustments” represents JPI’s results of operations for the period January 1, 2009 through September 29, 2009. See Note 13 for additional information related to JPI’s operations. This information is presented to show the effect of the elimination of JPI’s operations from the Company’s business. In accordance with the deconsolidation agreement, the Company agreed to exchange its shares of JPI for non-voting shares of preferred stock in the deconsolidated entity. Accordingly, there are no adjustments related to revised debt structures and there were no significant expenses incurred on JPI’s behalf.

[3]	Pro forma results are equal to the historical condensed results of operations of the surviving Company for the year ended December 31, 2009. The pro forma results do not necessarily represent the actual results that would have been achieved had the companies been deconsolidated at the beginning of the year, nor may they be indicative of future operations.

[4]	As noted above, this table assumes an effective date of January 1, 2009. Accordingly, while the activity for the year ended December 31, 2009 would be eliminated, the recording of the deconsolidation would result in a loss on January 1, 2009 and result in a loss being recorded for the year ended December 31, 2009.

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

	As of
	June 26, 2009	As of December 31,
	(Date of Sale)	2008
Current assets:
Cash	$1,044,550	$—
Accounts receivable, net	1,094,399	930,769
Inventories	584,886	423,842
Other current assets	3,975	80,410

	$2,727,810	$1,435,021

Long-lived assets:
Property and equipment	2,097,076	$1,742,739
Other	3,040,406	47,195

	$5,137,482	$1,789,934

Current liabilities:
Accounts payable and accrued liabilities	569,188	685,360
Debt	572,500	466,155

	$1,141,688	$1,151,515

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

   Basic and Diluted Income (Loss) Per Share
     The following table sets for the calculation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Numerator:
Net income (loss)	$(16,621,055)	$1,180,060
Numerator for basic per share amounts — income available (loss attributable) to common stockholders	$(16,621,055)	$1,180,060
Interest on convertible debt	—	73,581

Numerator for diluted per share amounts	$(16,621,055)	$1,253,641

Denominator:
Denominator for basic per share amounts — weighted-average shares	16,608,946	15,608,697
Effect of dilutive securities:
Options and warrants — dilutive potential common shares calculated using the treasury stock method	—	573,593
Incremental shares from assumed conversion — convertible debt	—	2,154,872

Denominator for diluted per share amounts	16,680,946	18,337,162

Basic income (loss) per common share	$(1.00)	$0.08

Diluted income (loss) per common share	$(1.00)	$0.07

     Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. However, the impact under the treasury stock method of dilutive stock options and warrants would have increased diluted weighted — average shares by 246,190 shares for the year ended December 31, 2009. The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the years ended December 31, 2009 and 2008 is $1.20 per share, based on the conversion price that would have been in effect and the interest accrued through the year then ended. The potentially dilutive effect of 201,103 options and warrants issuable upon conversion of the debt was not considered in the calculation of earnings per share as the effect would be anti-dilutive on December 31, 2009.
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
See also Note 15 — “Subsequent Events” for further information regarding settlement of certain obligations under consulting arrangements.
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

$5,861,019

     See also Note 15 — “Subsequent Events” for further information regarding certain debt obligations.
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

     The following is a status of all stock options outstanding at December 31, 2009 and 2008 and the changes during the years then ended:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding and exercisable, beginning of year	2,757,001	$2.56	2,093,239	$3.97
Granted	—	—	850,000	3.45
Expired/forfeited	(899,000)	3.88	(186,238)	4.81

Outstanding and expected to vest, end of year (1)	1,858,001	$1.90	2,757,001	$3.75

Vested and exercisable, end of year	1,753,626	$1.91	2,444,918	$3.79

(1)	Includes the repricing of 1,129,000 options from exercise prices ranging from $2.85 - $4.65 to a modified exercise price of $0.75.
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
     On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through June 4, 2009. The shares are issuable in two increments of 150,000 and were valued at $1,011,000 based on the trading price of the common stock on the date that the shares were issued. The shares vest over a fifteen month period. In accordance with ASC 505-50-30, the shares issued will be periodically revalued through the vesting period, and amount recorded as prepaid consulting will be expensed based on the value of the shares earned at each measurement date. During the year ended December 31, 2008, the Company recorded general and administrative expense of $527,801 related to the agreement and the balance of $483,200 is included in prepaid consulting at December 31, 2008. The difference between the amount recorded to additional paid-in capital upon issuance of the shares and the amounts ultimately expensed at the measurement dates pursuant to ASC 505-50-30 will be recorded as an adjustment to additional paid-in capital after all shares granted under the agreement have been earned.
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
     On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through June 4, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with FASB ASC 505-50 , the shares issued will be periodically valued through the vesting period. Shares vested under the agreement were 80,000 and 220,000 during the years ended December 31, 2009 and 2008, respectively. The Company recorded general and administrative expense of $71,600 and $527,801 related to the agreement during the same years then ended.
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
     As part of the deconsolidation of JPI as of September 29, 2009, the Company agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. These amounts were previously classified as intercompany balances and eliminated in consolidation. The note will bear interest at 6% annually. The exchange, including final payment, terms of the convertible note are expected to be finalized in fiscal 2010.
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
          To that end, in March 2010, Management put together various exchange agreements (the “Debt Exchanges”) to enter into with a majority, and potentially all, of our debt holders subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding notes or other debt obligations for shares of our Common Stock. Although the exchange terms vary slightly between the debt holders — based upon the terms of each of the particular notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, we filed a Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and are in the process of responding to SEC comments regarding the same so that we can finalize the proxy and send it out to our shareholders. We have the right to seek Shareholder Approval two times; if we do not receive Shareholder Approval at the second meeting, we shall fall back into default on all of the notes for which shareholders did not approve the issuance of shares pursuant to the related exchange agreement. Once we obtain Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be exchanged for shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, we agreed to use our best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement we file under the Securities Act of 1933, as amended. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges are subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until we receive Shareholder Approval and approval of the NYSE Amex to list the shares, which we cannot guarantee and therefore the exchange may never occur.
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
     Also in March 2010, in an effort to further reduce our cash expenditures, we also amended a consulting agreement with one of our corporate consultants — Cantone Asset Management LLC (“Cantone Asset”). Under the original consulting agreement, we were to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued them warrants to purchase 200,000 shares of our common stock at $0.60 per share. Pursuant to the amendment, (i) Cantone Asset shall instead be paid with an aggregate of 514,285 shares of our common stock, (ii) we will use our best efforts to register those shares in the next registration statement we file; and, (iii) we will engage counsel to issue a blanket opinion to our transfer agent regarding the amendment shares once the related registration statement is declared effective. In consideration for Cantone Asset agreeing to the amendment, we agreed to adjust the exercise price of their warrant to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will still be effective, but we will have to pay the consulting fee in cash.
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
     On April 8, 2010, in the “Second Closing,” the Lender and other accredited investors purchased an aggregate of $5,490,165 principal amount of additional 12% Convertible Notes and the Company issued additional warrants to purchase 6,528,843 shares of the Company’s Common Stock at an exercise price of $0.38 per share on terms substantially the same as described above in the First Closing with the Lender. The net proceeds from the Second Closing were $3,205,000, exclusive of any finder’s fees paid in the Second Closing.
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
     Mr. MacLellan transitioned into his new role after nearly 17 years on Radient’s Board. He was appointed to the Board in 1992 and became Chairman of the Audit and Governance committees in 2001. In 2008 he assumed the role of non-executive Chairman serving as an advisor and lead Company spokesperson for Radient. Mr. MacLellan has been a member of our Board since 1992 and is Chairman of the Board’s Audit and Governance Committees. Mr. MacLellan is currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992. From August 2005 to the present, Mr. MacLellan has been a member of the Board of Directors of Edgewater Foods, International, Inc. Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of Directors of AXM Pharma, Inc. (AXMP.PK) and its predecessors. AXM is a China based bio-pharmaceutical company. From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc. From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund. From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000. From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. His 18 years of experience with us, coupled with his pharmaceutical industry and international experience, led us to the conclusion that he should serve as one of our directors. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.
     Mr. Ariura was appointed as our Chief Financial Officer as of August 21, 2006. Mr. Ariura is a Certified Public Accountant. From September 2004 until joining the Company, Mr. Ariura was employed by Resources Global Professionals, providing both public and private companies with consulting services on Sarbanes-Oxley compliance, SEC filings and special project financial and management services in connection with preparation of financial statements, tax reporting and mergers and acquisitions. From January 2001 to December 2003, Mr. Ariura was Vice President of Sunvest Industries, LLC in charge of preparation of financial statements, budgets and other financial reports. In light of Mr. Ariura’s financial and regulatory experience, we determined that he should serve as the company’s Chief Financial Officer. Mr. Ariura received a B.S. in Business Administration from University of Southern California in 1980. Mr. Ariura has had no prior affiliation or relationship with the Company.
     Mr. Boswell was elected to the Board in 2008. He is co-founder of the TriPoint family of companies and co-founder and member in TriPoint Capital Advisors, LLC — a boutique merchant bank focused on small and mid-sized growth companies. He has been active in the Chinese market since 2000 providing high-level financial guidance and services to start-up, small and mid-sized companies. Mr. Boswell also holds executive and CFO positions with client companies that include Acting CFO and Director of Edgewater Foods International Inc. (OTCBB: EDWT), and Financial Advisor and Consultant to Tianyin Pharmaceutical Co, Inc. (NYSE AMEX: TPI) and JPAK Group Inc. (OTCBB: JPAK). With TriPoint, Mr. Boswell has assisted numerous companies, providing high-level advice related corporate finance, corporate structure, corporate governance, and mergers and acquisitions. Prior to the founding of TriPoint, he held senior-level executive positions focused on business development and management consulting. Mr. Boswell holds the Series 24, 82 and 63 licenses and is COO of TriPoint Global Equities, a FINRA member firm. He also spent eight years as a senior analyst and engineer in various branches of the United States Government. His experience with small and mid-size growth companies and his financial expertise led us to the conclusion that he should serve as one of our directors. Mr. Boswell earned his MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

     Dr. Thompson has served as one of our directors since June 1989 and stepped down as our Chairman in 2008, and was our CEO during the years 1992-1994. He is currently Medical Director of PPO Next and a member of the clinical surgical faculty of U. C. Irvine School of Medicine. Dr. Thompson has practiced medicine for over 40 years in general practice, general surgery and trauma surgery. Previously, he practiced patent law and worked in the pharmaceutical industry in the areas of research, law and senior management for 13 years. During his medical career, he was founding Medical Director of Beach Street and August Healthcare Companies during a 25-year association with the managed care PPO industry. Dr. Thompson has also served on the OSCAP Board of SCPIE, a malpractice carrier, for 20 years and chaired its Claims Committee. His 21 years of experience with us, coupled with his pharmaceutical expertise, led us to the conclusion that he should serve as one of our directors. He has been heavily involved with organized medicine and hospital staff management for many years and was a principal architect of the paramedic and emergency systems of Orange County, CA.
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
     Mr. Minghui Jia was elected to our Board in 2006 and is currently the Managing Director of Jade Pharmaceutical, Inc. Mr. Jia has over 10 years experience in investment banking, venture capital, marketing institutional trading and senior corporate management experience. Mr. Jia is familiar with all procedures for manufacturing and marketing with respect to the Asian Pharmaceutical market and has an in-depth understanding of the industry. Prior to founding Jade Capital Group, Ltd. and Jade Pharmaceutical Inc., Mr. Jia served as marketing director for China Real Estate Corporation, one of the largest Chinese property corporations between 1999 and 2003. Between 1989 and 1998, Mr. Jia served as General Manager of several branches of China Resources Co. Ltd., the largest China export corporation. From 1987 to 1989, Mr. Jia worked for the China National Machinery import and export corporation where he served as Manager of the Import Department for Medical Instruments. His experience with financial matters, as well as his experience in the Chinese business community, led us to the conclusion that he should serve as one of our directors. Mr. Jia received his bachelors degree from the University of International Business and Economics in Beijing.
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

SUMMARY COMPENSATION TABLE

						Non-
						Equity	Non-
						Incentive	qualified
						Plan	Deferred
						Compens	Compens	All Other
Name and				Stock	Option	ation	ation	Compens
Principal		Salary	Bonus	Awards	Awards	Earnings	Earnings	ation		Total
Position	Year	($)	($)	($)	($)(8)	($)	($)	($)		($)
Gary L. Dreher(1)	2009	$—	$—	$—	$—	$—	$—	$—		$—
Gary L. Dreher President & CEO(1)	2008	$541,667	$100,000	$—	$500,420 (2)	$—	$—	$164,815	(3)(4)	$1,306,902
Douglas MacLellan,	2009	$360,000	$30,000	$—	$127,940	$—	$—	$—		$517,940
President, CEO & Chairman	2008	$—	$60,000 (6)	$—	$—	$—	$—	$180,000	(5)	$240,000
Douglas MacLellan, President, CEO & Chairman(1)
Akio Ariura, CFO	2009	$300,000	$20,000	$—	$40,900	$—	$—	$—		$360,900
Akio Ariura	2008	$218,749	$20,000	$—	$—	$—	$—	$—		$238,749
Frank Zheng(7)	2009	$186,667	$—	$—	$20,000	$—	$—	$—		$206,667
Frank Zheng	2008	$360,000	$85,000	$—	$48,958	$—	$—	$—		$493,958
Minghui Jia(7)	2009	$186,667	$—	$—	$20,000	$—	$—	$—		$206,667
Minghui Jia	2008	$240,000	$85,000	$—	$48,958	$—	$—	$—		$373,958

(1)	Effective as of October 31, 2008, Mr. Dreher resigned from all of his positions; Mr. MacLellan replaced Mr. Dreher as our President, Chief Executive Officer and Chairman in November 2008.

(2)	The value of option awards included in this column represents the compensation costs recognized by the Company in fiscal year 2008 for option awards made or modified in 2008 calculated pursuant to ASC 718. The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by Mr. Dreher, if any, will depend on the share price on the exercise date. The assumptions we used with respect to the valuation of the option awards are set forth in the Notes to our Consolidated Financial Statements, which are included in our Form 10-K for the year ending December 31, 2009. There were no forfeitures during the year.

(3)	Mr. Dreher’s perquisites and other personal benefits include certain amounts for life insurance, car allowance and membership dues aggregate $14,815.

(4)	Effective as of October 31, 2008, Mr. Dreher resigned and his compensation as an executive officer ceased as of such date. He received $125,000 upon the effective date of his Severance Agreement, and we paid $25,000 of his legal expenses. In addition, we agreed to pay Mr. Dreher $540,000 in monthly installments of $18,000, commencing January 31, 2009 for consulting services, as well as continuation of certain insurance coverages.

(5)	As Chairman of our Compensation Committee and as Chairman of our Governance and Audit Committees, Douglas MacLellan received an additional $15,000 per month.

(6)	Pursuant to Mr. MacLellan’s appointment as our President and CEO in November 2008, he earned a bonus of $60,000 for the quarter ended December 31, 2008.

(7)	Due to the compensation received, we are including Mr. Zheng (a former director of the Company and current director of JPI) and Mr. Jia (one of our directors) in this table since disclosure would be required but for the fact that they were not serving as an executive officer at the end of the last completed fiscal year.

(8)	Represents the fair vale of the repriced options during 2009.
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
Outstanding Equity Awards at Fiscal Year End

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($/Sh)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Gary Dreher	60,001	—	—	2.85	2/27/2011
	200,000	—	—	3.70	10/8/2011
	172,000	—	—	4.06	5/31/2012
	262,500	37,500	—	3.45	3/3/2013
Douglas MacLellan	36,000	—	—	0.75	2/27/2011
	120,000	—	—	0.75	10/8/2011
	90,000	—	—	0.75	5/31/2012
	175,000	25,000	—	0.75	3/3/2013
Akio Ariura	40,000		—	0.75	10/8/2011
	50,000		—	0.75	5/31/2012
	43,750	6,250	—	0.75	3/3/2013
Frank Zheng	43,750	6,250	—	0.75	3/3/2013
Minghui Jia	43,750	6,250	—	0.75	3/3/2013

		Market Value of	Equity Incentive Plan	Equity Incentive
	Number of Shares	Shares of	Awards: Number of	Plan Awards: Market
	or Units of Stock	Units of	Unearned Shares, Units or	or Payout Value of
	That Have	Stock That Have	Other Rights That Have	Unearned Shares,
	Not Vested	Not Vested	Not Vested	Units or Other Rights
Name	(#)	($)	(#)	That Have Not Vested
(a)	(g)	(h)	(i)	(j)

Gary Dreher	0	0	0	0

Douglas MacLellan	0	0	0	0

Akio Ariura	0	0	0	0

Frnak Zheng	0	0	0	0

Minghui Jia	0	0	0	0

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
     The Change in Control Severance Pay Plan was terminated in April 2009.

Director Compensation
     The following table contains information regarding the compensation of our directors for the fiscal year ending December 31, 2009:

					Nonqualified
				Non-equity	Deferred
		Stock	Option	Incentive Plan	Compensation	All other
	Fees Earned or	Awards	Awards	Compensation	Earnings	Compensation on	Total
Name	Paid in Cash ($)	($)(1)	($)	($)	($)	($)	($)
William M. Thompson, III, MD	$1,000	$24,000	$—	$—	$—	$—	$25,000
Michael Boswell	$37,500	$24,000	$—	$—	$—	$—	$61,500
Edward R Arquilla, MD, PhD	$15,500	$24,000	$—	$—	$—	$—	$39,500

(1)	On January 7, 2009, the Company granted 40,000 shares of common stock to each of the Company’s three independent directors, subject to stockholder approval. The grant was based on performance through 2008. On August 21, 2009, the Company’s stockholders approved the total grant of 120,000 shares of common stock and approximately $72,000 in expense has been recorded based on the stock price at August 21, 2009.
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
     The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2009:

Number of Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation
	Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,858,001	1.92	1,206,237
Equity compensations plans not approved by security holders	—	—	—

Total	1,858,001	1.92	1,206,237

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

	Number of	Percentage
Name and Address(1)	Shares	Owned
Douglas C. MacLellan	446,000(2)	1.5%
Akio Ariura	140,000(3)	*
William M. Thompson III, M.D.	220,000(4)	*
408 Town Square Lane
Huntington Beach, CA 92648
Edward R. Arquilla, M.D., Ph.D	136,494(5)	*
Department of Pathology
University of California — Irvine
Irvine, CA 92697
Minghui Jia	1,622,672(6)	5.5%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Fang Zheng	1,622,672(7)	5.5%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Jade Capital Group	972,672(8)	3.2%
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008
Mike Boswell	40,000	*
400 Professional Drive
Suite 310
Gaithersburg, MD 20879
All Directors and Officers as a group (6 persons)	3,255,172(9)	10.8%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes, 446,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(3)	Includes 140,000 shares of common stock issuable on exercise of options at $0.75 per share.

(4)	Includes, 180,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(5)	Includes, 80,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(6)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Jia is a director and principal stockholder and 50,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(7)	Includes 972,672 shares held in the name of Jade Capital Group Limited of which Mr. Zheng is a director and principal stockholder, options to purchase 50,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(8)	Includes 100,000 shares held in escrow held by a third party for the issuance by the SFDA of a permit or the equivalent regulatory approval for the Company to sell and distribute ONKO-SUREtm in the PRC. Amendment No. 3 to the Escrow agreement was executed on March 24 2009 extending the required approval date to March 28, 2010.

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
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of this Annual Report on Form 10-K/A:
(1)	The financial statements required to be included in this Annual Report on Form 10-K/A are included in Item 8 of this Report.

(2)	All other schedules have been omitted because they are not required.

(3)	Exhibits:

Exhibit
Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

Exhibit
Number	Description:
10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

Exhibit
Number	Description:
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)

10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed March 31, 2008)

10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Incorporated by reference from the Form 10-K filed April 15, 2009).

10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Incorporated by reference from the Form 10-K filed March 31, 2008)

10.46	Change in Control Severance Pay Plan. (Incorporated by reference from the Form 10-K filed March 31, 2008)

10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)

10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)

10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 (Incorporated by reference from the Form 10-K filed April 15, 2009.)

10.50	Note and Warrant Purchase Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.51	Form of Note (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.52	Form of Warrant (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.53	Form of Registration Rights Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.54	Commercial Lease dated August 30, 2008 for the premises at 2492 Walnut Avenue, Suite 100, Tustin, California 92780 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.55	Collaboration Agreement with Mayo Validation Support Services dated December 12, 2008 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.56	Exclusive Distribution Agreement between the Company and Grifols USA, LLC dated September 20, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.57	Distribution Agreement between the Company and Tarom Applied Technologies dated September 30, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.58	Form of Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)

Exhibit
Number	Description:
10.59	Form of Note (Incorporated by reference from the Form 8-K filed April 13, 2010.)

10.60	Form of Warrant (Incorporated by reference from the Form 8-K filed April 13, 2010.)

10.61	Form of Addendum to Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)

10.62	Form of Exchange Agreement (Incorporated by reference from the Form 8-K filed March 16, 2010.)

10.63	Form of Waiver of Default dated February 16, 2010 (Incorporated by reference from the Form 8-K filed March 16, 2010.)

21.1	Subsidiaries of AMDL, Inc. include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and AMDL Diagnostics, Inc, a United States corporation.

23.1	Consent of KMJ Corbin & Company LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on September 24, 2010.

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

Signature	Title	Date

/s/ DOUGLAS C. MACLELLAN DOUGLAS C. MACLELLAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 24, 2010

/s/ AKIO ARIURA AKIO ARIURA	Chief Operating Officer, Chief Financial Officer and secretary (Principal Financial Officer and Principal Accounting Officer)	September 24, 2010

EDWARD R. ARQUILLA	Director	Now Deceased

/s/ MICHAEL BOSWELL MICHAEL BOSWELL	Director	September 24, 2010

MINGHUI JIA	Director	September , 2010

/s/ WILLIAM M. THOMPSON III WILLIAM M. THOMPSON III	Director	September 24, 2010

DR. ROBERT BEART	Director	September , 2010

EXHIBIT INDEX

Exhibit
Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended September 30, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and AMDL Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and AMDL Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.1	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

Exhibit
Number	Description:
10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)

Exhibit
Number	Description:
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)

10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)

10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)

10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)

10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)

10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)

10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed March 31, 2008)

10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007 (Incorporated by reference from the Form 10-K filed April 15, 2009).

10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Incorporated by reference from the Form 10-K filed March 31, 2008)

10.46	Change in Control Severance Pay Plan. (Incorporated by reference from the Form 10-K filed March 31, 2008)

10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)

10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)

10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008 (Incorporated by reference from the Form 10-K filed April 15, 2009.)

10.50	Note and Warrant Purchase Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.51	Form of Note (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.52	Form of Warrant (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.53	Form of Registration Rights Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)

10.54	Commercial Lease dated August 30, 2008 for the premises at 2492 Walnut Avenue, Suite 100, Tustin, California 92780 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.55	Collaboration Agreement with Mayo Validation Support Services dated December 12, 2008 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.56	Exclusive Distribution Agreement between the Company and Grifols USA, LLC dated September 20, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.57	Distribution Agreement between the Company and Tarom Applied Technologies dated September 30, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.58	Form of Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)

Exhibit
Number	Description:
10.59	Form of Note (Incorporated by reference from the Form 8-K filed April 13, 2010.)

10.60	Form of Warrant (Incorporated by reference from the Form 8-K filed April 13, 2010.)

10.61	Form of Addendum to Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)

10.62	Form of Exchange Agreement (Incorporated by reference from the Form 8-K filed March 16, 2010.)

10.63	Form of Waiver of Default dated February 16, 2010 (Incorporated by reference from the Form 8-K filed March 16, 2010.)

21.1	Subsidiaries of AMDL, Inc. include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and AMDL Diagnostics, Inc, a United States corporation.

23.1	Consent of KMJ Corbin & Company LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)