Form 10-Q/A
period 2010-06-30
RADIENT PHARMACEUTICALS Corp
filed 2010-11-09
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2010, the Company had 36,037,506 of common shares issued and outstanding.

EXPLANATORY NOTE
On August 17, 2010, the undersigned registrant filed a Form 10-Q for the second quarter ended June 30, 2010 (“Original Quarterly Filing”). The registrant hereby amends the Original Quarterly Filing on Form 10-Q for the following reasons: (i) to correct a typographical error in the heading of the table of contents to reflect the period ended June 30, 2010 (ii) address a change in methodology (from the Black-Scholes to the Binomial-Lattice model) utilized in valuing certain embedded conversion features and stock purchase warrants (iii) revise the valuation of certain embedded conversion features and stock purchase warrants to include the effects of the cashless exercise provision embedded in the warrant agreements of the First, Second, Third and Fourth closings in 2010 (iv) to correct the impairment amount related to JPI during the six months ended June 30, 2010 and expand disclosures surrounding management’s decision to record an impairment charge (v) to decrease the recorded penalties related to certain convertible notes and to reclassify the penalties from accrued expenses to increases in the principle balances of the convertible notes, and to adjust the interest expense on the penalties and (vi) to expand information regarding interest expense.
No changes have been made to the Form 10-Q other than as described above. This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-Q, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.
Radient Pharmaceuticals Corporation
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
INDEX

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at June 30, 2010 (Unaudited) (As restated) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2010 (As restated) and 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (As restated) and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operation	33

Item 3. Quantitative and Qualitative Disclosure About Market Risks	51

Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION	53

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 4. Removed and Reserved	53

Item 5. Other Information	53

Item 6. Exhibits	54

Signatures:	55
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash	$2,522,135	$12,145
Inventories	74,367	79,255
Debt issuance costs	1,528,750	1,288,910
Prepaid expenses and other current assets	27,167	57,778
Prepaid consulting	818,694	358,667

Total current assets	4,971,113	1,796,755
Property and equipment, net	81,670	83,547
Intangible assets, net	1,108,333	1,158,333
Receivable from JPI, net of allowance	2,675,000	2,675,000
Investment in JPI	17,738,007	20,500,000
Other assets	22,409	105,451

Total assets	26,596,532	$26,319,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$901,317	$1,542,974
Accrued salaries and wages	340,910	738,331
Accrued interest expense	783,010	432,337
Derivative liabilities	16,086,662	354,758
Deferred revenue	103,128	103,128
Convertible notes, net of discount	5,892,767	240,482
Current portion of notes payable, net of discount	2,312,576	1,316,667

Total current liabilities	26,420,370	4,728,677
Other long-term liabilities	—	295,830
Notes payable, net of current portion and debt discount	—	601,819

Total liabilities	26,420,370	5,626,326

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,380,278 and 22,682,116 shares issued at June 30, 2010 and December 31, 2009, respectively; 31,140,804 and 22,265,441 shares outstanding at June 30, 2010 and December 31, 2009, respectively	31,141	22,265
Additional paid-in capital	79,057,478	73,109,048
Accumulated deficit	(78,912,457)	(52,438,553)

Total stockholders’ equity	176,162	20,692,760

Total liabilities and stockholders’ equity	$26,596,532	$26,319,086

See Accompanying Notes to Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(As restated)		(As restated)
Net revenues	$45,552	$3,181,043	$82,394	$5,892,780
Cost of sales	8,178	2,150,405	30,113	3,735,978

Gross profit	37,374	1,030,638	52,281	2,156,802

Operating expenses:
Research and development	243,779	332,779	294,815	425,463
Selling, general and administrative	2,768,978	3,784,801	4,124,160	6,375,570

	3,012,757	4,117,580	4,418,975	6,801,033

Loss from operations	(2,975,383)	(3,086,942)	(4,366,694)	(4,644,231)

Other income (expense):

Interest expense	(20,939,255)	(332,034)	(22,101,929)	(566,251)
Gain on change in fair value of derivative instruments	2,801,583	—	2,758,589	—
Impairment on investment in JPI	(2,761,993)	—	(2,761,993)	—

Other expense, net	(1,614)	(36,721)	(1,877)	(72,830)

Total other expense, net	(20,901,279)	(368,755)	(22,107,210)	(639,081)

Loss before provision for income taxes and discontinued operations	(23,876,662)	(3,455,697)	(26,473,904)	(5,283,312)

Provision for income taxes	—	417,165	—	527,667

Loss from continuing operations	(23,876,662)	(3,872,862)	(26,473,904)	(5,810,979)
Loss from discontinued operations, net	—	(4,222,696)	—	(3,975,670)

Net loss	$(23,876,662)	$(8,095,558)	$(26,473,904)	$(9,786,649)
Other comprehensive loss:
Foreign currency translation loss	—	(54)	—	(42,485)

Comprehensive loss	$(23,876,662)	$(8,095,612)	$(26,473,904)	$(9,829,134)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.82)	$(0.24)	$(0.99)	$(0.37)
Loss from discontinued operations	$—	$(0.27)	$—	$(0.25)

Net loss	$(0.82)	$(0.51)	$(0.99)	$(0.61)

Weighted average common shares outstanding — basic and diluted	29,245,417	15,851,815	26,729,016	15,916,133

See Accompanying Notes to Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(As restated)
Cash flows from operating activities:
Net loss	$(26,473,904)	$(9,786,649)
Less: income from discontinued operations	—	(3,975,670)

	(26,473,904)	(5,810,979)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	67,000	1,300,413
Amortization of debt discount and debt issuance costs	5,257,361	194,291
Impairment on investment in JPI	2,761,993	—
Interest expense related to fair value of derivative instruments granted	12,733,818	—
Incremental value of shares and warrants issued to former note holders	81,780	—
Additional principal added for triggering events	3,237,295	—
Share-based compensation related to options granted to employees and directors for services	173,758	154,056
Share-based compensation related to common stock and warrants expensed for services	1,620,789	314,310
Provision for bad debts	—	1,932,384
Change in fair value of derivative instruments	(2,758,589)	35,557
Changes in operating assets and liabilities:
Accounts receivable	—	5,116,069
Inventories	4,888	275,284
Prepaid expenses and other assets	130,726	(5,674,930)
Accounts payable and accrued expenses, salaries and wages	(1,438,290)	539,155
Income taxes payable	—	(412,035)
Deferred revenue	—	(87,720)

Net cash used in operating activities of continuing operations	(4,601,375)	(2,124,145)
Net cash provided by operating activities of discontinued operations	—	1,853,502

Net cash used in operating activities	(4,601,375)	(270,643)

Cash flows from investing activities:
Purchase of property and equipment	(15,123)	(2,034,324)

Net cash used in investing activities of continuing operations	(15,123)	(2,034,324)

Net cash used in investing activities	(15,123)	(2,034,324)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes, net of cash issuance costs	—	2,088,592
Proceeds from issuance of convertible debt, net of cash offering costs	6,308,000	—
Proceeds from the exercise of warrants	818,488	—

Net cash provided by financing activities	7,126,488	2,088,592

Effect of exchange rates on cash	—	1,996

Net change in cash	2,509,990	(214,379)
Cash, beginning of period	12,145	2,287,283

Cash, end of period	$2,522,135	$2,072,904

See Accompanying Notes to Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009
NOTE 1 — MANAGEMENT’S REPRESENTATION
     The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2009 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2010, and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.
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
     The Company evaluated subsequent events through the filing date of the original Form 10-Q, August 17, 2010, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.
NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     On September 25, 2009, the Company changed its name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believes “Radient Pharmaceuticals” as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.
     Until September 2009, the Company was focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. The Company has recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure™ a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, the Company repositioned various business segments in order to monetize the value of certain assets through either new partnership, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); (ii) our 100% Ownership of a proprietary cancer vaccine therapy technology, Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated Chinese subsidiary’s operations of JPI. The Company currently employ approximately 7 people, all located in California at our corporate headquarters.
     The Company is now actively engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure™ a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. The Company manufacture and distribute our proprietary ONKO-SURE™ cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. The Company is a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. The Company maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.
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

     Due to several factors, including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI. Effective September 29, 2009, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, exchanged $730,946 in salaries and related interest, accrued by the Company as of September 29, 2009, into 730,946 shares of JPI’s preferred stock relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on its board of directors. Because of loss in control in JPI, effective September 29, 2009, the Company changed its accounting for its investment in JPI from consolidation to the cost method of accounting. The Company recorded a loss on deconsolidation of $1,953,516 in connection with the transaction.
     Because the deconsolidation did not occur until September 29, 2009, the Company’s results of operations included in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2009 included the operations of JPI. For the six months ended June 30, 2009, the net revenues, gross profit, operating expenses and net loss of JPI were $5,841,360, $2,320,704, $2,814,155 and $5,271,561, respectively. JPI’s subsidiary YYB was sold by JPI on June 26, 2009. Accordingly, the results of YYB are presented as discontinued operations in our results of operations for six months ended June 30, 2009, and a loss of $4,386,063 was recorded from the sale of YYB. For the three months ended June 30, 2009, the net revenues, gross profit, operating expenses and net loss of JPI were $3,152,693, $1,111,719, $2,169,953 and $5,917,151, respectively. The Company’s results of operations for the three and six months ended June 30, 2010 do not include any participation in the results of JPI.
     Based on management’s evaluation of the current and projected operations of JPI as of June 30, 2010, the Company determined that an impairment charge of approximately $2,800,000 was necessary. The valuation of JPI was based upon unobservable inputs (Level 3 inputs).
     During the three months ended June 30, 2010, JPI’s management decided to shift their product base to concentrate on the manufacture and distribution of cancer centric products, specifically JPI’s Domperidone tables. As a result, revenues from JPI’s HPE based products (GoodNak), which were originally forecasted to contribute substantively to top line revenue, were eliminated in the current forecast. Revenues from this shift in product mix will not immediately be realized because cancer centric products require more time to produce revenues due to the difficulty in penetrating a market space with competing products. Net income for the three months ended June 30, 2010 was also adversely affected by the shift in product mix as additional advertising costs were incurred as well as the acquisition of product licenses for cancer centric products. The primary factors the Company considered to determine the impairment include, but are not limited to:
•	Sales growth: based on management’s expectations and historical analysis, the Company expects growth of 150% in 2011, 20% in 2012 and 2013 and 10% in 2014.

•	Risk adjusted weighted average cost of capital (“WACC”) — a WACC of 17.7% was utilized.

•	Long term growth rate: we assumed a long term growth rate of 5%

•	Cost of debt: assumed an after tax rate of 4.46%

•	Cost of Equity:

•	Risk free rate: 2.93%

•	Equity risk premium: 11.15%

•	Small stock risk premium: 3.99%

•	Beta: .86x

•	Subject company risk: 0%

•	Discounts: combined discount for lack of marketability and lack of control of 35%
     The significant terms of the deconsolidation of the Company’s operations in China are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.
Going Concern
     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from continuing operations of $26,473,904 and $5,810,979 for the six months ended June 30, 2010 and 2009, respectively, and had an accumulated deficit of $78,912,457 at June 30, 2010. In addition, the Company used cash in operating activities of continuing operations of $4,601,375 and had a working capital deficit of approximately $21.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s monthly cash requirement of $300,000 for operating expenses does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our ONKO-SURE tm kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance of patent protection for the CIT technology.

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
     There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our ONKO-SURE tm kits, (ii) the early stage of development of our CIT technology and the need to enter into additional strategic relationships with larger companies capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the ONKO-SURE tm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their outstanding claims against us, the Company may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
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
Restatement
     The accompanying condensed consolidated balance sheet as of June 30, 2010, and the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 have been restated (see Note 13).
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

     Any provision for sales promotion discounts and estimated returns are accrued for as a reduction to receivables in the period the related sales are recorded. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates. In accordance with FASB ASC 605-45-50, Taxes Collected from Customers and Remitted to Governmental Authorities, prior to September 29, 2009, JPI’s revenues were reported net of value added taxes (“VAT”) collected.
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
Impairment of Long-Lived Assets
     In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

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
     The carrying value of the Company’s investment in JPI represents its ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period the Company assess the fair value of the Company’s ownership interest in JPI in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. Each year the Company conducts an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.
Derivative Financial Instruments
     The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2010, the Company issued convertible debt with warrants and recorded derivative liabilities related to the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $17,986,337 as computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, the Company determined that the Binomial Lattice Model was most appropriate for valuing these instruments.
     In November 2009, the Company granted 1,644,643 warrants in connection with a common stock financing transaction to two individuals. The exercise price of the warrants have reset provisions which are accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $509,840, which reasonably represents the fair value as computed using the Binomial Lattice option pricing model.
     During the six months ended June 30, 2010, a holder of the Company’s convertible debt converted 100% of its notes and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $259,975, representing the embedded conversion features of the converted debt. In addition, during the six months ended June 30, 2010, this holder of the Company`s convertible debt exercised 500,000 warrants. This resulted in a decrease of the derivative liability of $83,872, representing the value of the warrants immediately prior to the exercise.
     During the six months ended June 30, 2010, the Company recorded additional derivative liability of $32,027 as a result of a trigger event related to the St. George convertible debt and also recorded additional derivative liability of $815,976 as a result of a trigger event related to the First, Second and Third 2010 closings (see Note 6).
     The Company re-measured the fair values of all of its derivative liabilities as of each period end and recorded an aggregate decrease of $2,758,589 in the fair value of the derivative liabilities as a component of other expense, net during the six months ended June 30, 2010.

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
Level 3 — Unobservable inputs. We valued warrants and embedded conversion features that were issued without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Binomial Lattice model. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2010:

For the six months
ended June 30, 2010
Annual dividend yield	—
Expected life (years)	0.67 — 6.17
Risk-free interest rate	0.3% — 2.9%
Expected volatility	87.3% — 253.9%
For instruments that include an optional cashless exercise provision, the Company applied a 50/50 probability that the holder will exercise under either scenarios, that is the cashless exercise or the cash exercise. The cashless exercise provision expires once the underlying instrument’s shares are registered.
If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
     The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of June 30, 2010:

Level 3
Carrying
Value
June 30,
2010
Derivative Liabilities:
Embedded conversion options	$2,667,018
Warrants	13,419,644

$16,086,662

Decrease in fair value included in other expense, net	$2,758,589

The following table shows the classification of the Company’s liabilities at June 30, 2010 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2009:

Balance at December 31, 2009	$354,758
Derivative liabilities added — conversion options	4,678,560
Derivative liabilities added — warrants	14,155,780
Reclassification to equity in connection with conversion of underlying debt to equity	(259,975)
Reclassification to equity in connection with exercise of underlying stock warrants	(83,872)
Change in fair value included in net loss	(2,758,589)

Balance at June 30, 2010	$16,086,662

Risks and Uncertainties
     There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s ONKO-SURE tm kits, (ii) the early stage of development of the Company’s CIT technology and the need to enter into a strategic relationship with a larger company capable of completing the development of any ultimate product line including the subsequent marketing of such product and (iii) the absence of any commitments or firm orders from the Company’s distributors. The Company’s limited sales to date for the ONKO-SURE tm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their outstanding claims against us, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.
As part of the deconsolidation of JPI as of September 29, 2009, the Company agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. There are risks and uncertainties related to the collectability of these amounts and, as a result, the Company recorded a 50% loan loss reserve at the time of the deconsolidation. Also, there are risks and uncertainties of investment in JPI and, as a result, as of June 30, 2010, the Company determined that an impairment charge of approximately $2,800,000 was necessary.
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
     The Company has employee compensation plans under which various types of share-based instruments are granted. The Company account for our share-based payments in accordance with FASB ASC 718-10, Stock Compensation (“ASC 718-10”). This statement requires all share-based payments to employees, including grants of employee stock options, to be measured based upon their grant date fair value, and be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.
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
     Based on the conversion prices in effect and the interest accrued through the end of the respective periods, the potentially dilutive effects of 60,902,116 options, warrants and convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on June 30, 2010.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$207,356

Cash paid during the period for taxes	$—	$736,506

Supplemental disclosure of non-cash activities:
Fair value of warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$—	$1,853,120

Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$—	$209,166

Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$—	$133,866

Fair value of common stock recorded as prepaid consulting	$1,850,000	$—

Fair value of warrants issued for services, included in prepaid expense	$—	$35,625

Reclassification of derivative liabilities to equity	$343,847	$—

Amount paid directly from proceeds in connection with convertible debt unrelated to the financing	$35,000	$—

Conversion of notes payable and accrued interest to shares of common stock	$2,396,544	$—

Debt issuance costs included in accounts payable	$866,501	$—

Additional derivative liability for penalty on St. George debt	$19,430	$—

Debt discounts related to derivative liabilities	$6,091,092	$—

Conversion of accounts payable to shares of common stock	$45,000	$—

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

NOTE 3 — INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$68,279	$48,852
Work-in-process	6,048	3,265
Finished goods	40	27,138

	$74,367	$79,255

NOTE 4 — INTANGIBLE ASSETS
     Intangible assets consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Intellectual property	$2,000,000	$2,000,000
Accumulated amortization	(891,667)	(841,667)

	$1,108,333	$1,158,333

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

NOTE 6 — DEBT
     Debt consists of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(As restated)
Convertible Debt
Convertible Notes issued September 2008, net of unamortized discount of $159,547 at June 30, 2010 and $1,607,111 at December 31, 2009, respectively	$66,991	$17,775
St. George Convertible Note, issued September 2009, net of unamortized discount $393,681 at December 31, 2009	—	222,707
First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $267,860 principal and interest for trigger event, net of unamortized discount of $397,437 at June 30, 2010	795,423	—
Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $1,742,121 principal and interest for trigger event, net of unamortized discount of $4,346,378 at June 30, 2010	2,885,908	—
Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $1,177,314 principal and interest for trigger event, net of unamortized discount of $3,132,646 at June 30, 2010	2,001,698	—
Fourth Closing of 2010 Convertible Note, issued April 26, 2010, net of unamortized discount of $542,423 at June 30, 2010	142,747	—

	$5,892,767	$240,482
Senior Notes payable, net of unamortized discount of $1,323,523 and $1,701,398 at June 30, 2010 and December 31, 2009, respectively	2,229,576	1,851,854
Bridge note	83,000	66,632

	$8,205,343	$2,158,968
Less: Current Portion of Senior Notes and Bridge note	(2,312,576)	(1,316,667)
Less: Current Portion of Convertible Debt	(5,892,767)	(240,482)

	$—	$601,819

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
In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the “Debt Exchanges”) to enter into with its the debt holders, subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding Notes or other debt obligations for shares of the Company’s common stock. Although the exchange terms vary slightly between the debt holders, based upon the terms of each of the particular Notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, the Company filed its initial Preliminary Proxy Statement on Schedule 14A on February 1, 2010 and is in the process of responding to SEC comments regarding the same so that it can finalize the proxy and send it out to its shareholders. The Company has the right to seek Shareholder Approval two times; if it does not receive Shareholder Approval at the second meeting on or before September 15, 2010, the Company will fall back into default on all of the Notes for which shareholders did not approve the issuance of shares pursuant to the exchange agreement (see September 2010 Amendments below). Once the Company obtains Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be converted to shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended. A Form S-1 registration statement to register the shares issuable pursuant to the note financings was filed on May 3, 2010, but has not yet been declared effective. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges is subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until the Company receive Shareholder Approval and approval of the New York Stock Exchange (“NYSE”) Amex to list the shares, which the Company cannot guarantee and therefore the exchange may never occur.
     As of the date of this report, we received signatures to the Exchange Agreement from a majority of the holders of the Series 1 and 2 Notes holding approximately $3,500,000 of such Notes.
     In September 2010, the Company amended the Debt Exchange Agreement mentioned in the preceding paragraphs (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. The issuance of shares under the September 2010 Amendment Debt Exchange Agreement is subject to NYSE Amex and Shareholder Approval. Accordingly, the Company has not accounted for the related contingent increase of the Note balance.
     If and when the Company does receive Shareholder Approval, the Company shall disclose the final amount of debt that shall be exchanged and the total number of shares issued in exchange thereof. Any shares of common stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.
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
     Additionally, since the Company did not pay the September 2009 Bridge Loan (the “Bridge Loan”) back before October 9, 2009, the Interest Rate automatically increased to 18% per annum, which was retroactive as of September 10, 2009, until the Bridge Loan is paid in full. Accordingly, the Company will owe a total of $15,638 in interest payments through August 30, 2010. Under the Bridge Loan Agreement, the Company agreed to pay the Investor $2,000 as reimbursement for the holder’s legal fees related to the default. Additionally, since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the current principle value of the Bridge Loan $83,000 and the Investor is entitled to $10,000 for any out-of-pocket legal costs that the Investor may incur to collect the obligation. Although the Company did not receive any notice from the holder of the Bridge Loan requesting acceleration of payment due to the default, the Bridge Loan is due and owing. In March 2010, the Company entered into an Exchange Agreement with the Investor. Under the Exchange Agreement, we agreed to the issuance of up to an aggregate of 404,526 shares of our common stock, issuable upon: (i) exchange and cancellation of all principal amount of the Bridge Loan ; (ii) cancellation of all of the interest accrued thereon, accruing at the contractual default rate of 18%, retroactively from September 10, 2009 through August 30, 2010; (iii) cancellation of all other fees due under the Bridge Loan, totaling approximately $12,000 and (iv) in consideration for such exchange and cancellations, a reduction of the warrant exercise price for the 116,000 warrants originally issued in connection with the Bridge Loan from $0.60 per share to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX listing approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will remain at their pre-agreement amounts and the Company will have to pay the principal and accrued interest in cash. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.

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
In total, The Company has issued approximately 52,000 shares of common stock related to additional accrued interest and new warrants to purchase approximately 31,000 shares of common stock to these former Convertible Debt holders. As part of this transaction with the former Convertible Debt holders, the exercise prices of all of the original warrants issued in connection with the Convertible Debt balances that converted in 2009 were modified during the second quarter of 2010 and new exercise prices were established. The old warrants had exercise prices of $0.66 per share and under the new modified warrants the exercise prices range from $1.13 — $1.64 per share.
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

				Minimum
				Conversion		Warrants
				Price Per	Maximum		Minimum
	Face Value of			Share at	Shares		Exercise
Date of	Convertible			Issuance	Issuable upon		Price at
Issuance	Notes	Discounts	Gross Proceeds	Date	Conversion	Number	Issuance Date
	[1]	[2]		[3]		[5]
First Closing 3/22/2010	$925,000	$(385,000)	$540,000	$0.28	3,303,571	1,100,000	$0.28	[6]
Second Closing 4/8/2010	5,490,165	(2,285,165)	3,205,000	$0.28	19,607,732	6,528,213	$0.38	[7]
Third Closing 4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38	[7]
Fourth Closing 4/26/2010 [4]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28	[7]
Fourth Closing 4/26/2010	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89	[7]

	$11,057,365	$(4,602,365)	$6,455,000		39,490,589	13,148,668

[1]	The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company failed to file the registration statement timely or failed to have it declared effective timely pursuant to the terms of the Registration Rights Agreement, each such event would have been deemed a trigger event under the 2010 Financing Convertible Notes. The Company timely filed the initial registration statement on May 3, 2010, but it has not yet been declared effective. Therefore, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”) (the Registration Rights Agreement requires us to have the Registration Statement effective by August 31, 2010 for the Fourth Closing). The total amount of 2010 Financing Convertible Notes issued in the first three closings was originally $10,372,195; as a result of the June 1 Trigger Event, the principal amount of such notes is now $13,189,490 which represents 125% of the outstanding principal and accrued interest prior to the event.

[2]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately 13% of the proceeds of these financings.

[3]	The number of shares of common stock to be issued upon such conversion shall be determined by dividing (a) the amount sought to be converted by (b) the greater of (i) the Conversion Price (as defined below) at that time, or (ii) the Floor Price (as defined below). The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought, as reported by Bloomberg, LP, or if such information is not then being reported by Bloomberg, then as reported by such other data information source as may be selected by the lender. The Floor Price is initially equal to $0.28 per share, subject to adjustment upon the occurrence of certain events, including recapitalization, stock splits, issuance of equity securities for a price less than the Floor Price and similar corporate actions.

[4]	As part of the closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the Notes issued in that closing and the Company issued such participants warrants to purchase up to 712,949 shares of the Company’s common stock exercisable at $0.28 per share (the remainder of the participants in the Fourth Closing received warrants exercisable at $0.89 per share).

[5]	At any time prior to the expiration date of the warrant, if and only if there is no then effective registration statement covering the warrant shares, the Holder may elect a “cashless” exercise of this warrant whereby the Holder shall be entitled to receive a number of shares of common stock equal to (x) the excess of the Current Market Value over the aggregate Exercise Price of the portion of the Warrant then being exercised, divided by (y) the Adjusted Price of the Common Stock (as these terms are defined in the warrant agreement). This formula, as it contains variables that are directly linked to changes in the market price of the Company’s shares, and depending on the market price of the share on the date of exercise, might result in the Company issuing an additional number of shares than what is indicated in the table above.

[6]	The exercise price in First Closing warrants equals to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note).

[7]	The exercise price in Second, Third and Fourth Closings, can be adjusted down (down-round protection) to a lower price if the Company sells common stock or instruments convertible into or exercisable for common shares in the future at a lower price than the exercise price.
The First, Second, Third and Fourth Closings entered into during 2010 carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. Originally, the Company used the Black-Scholes model to valuate these derivatives. The amended June 30, 2010 Form 10-Q and accompanying interim condensed consolidated financial statements reflect the valuation of certain derivative liabilities related to embedded conversion features of the debt and warrants based upon the Binomial Lattice option pricing model. Consequent to the filing of the June 30, 2010 Form 10-Q, the Company decided to move from the Black-Scholes option pricing model to the Binomial lattice option pricing model for the valuation of these embedded conversion features and warrants. The Company determined that the Binomial Lattice model more accurately valued the “down-round protections”, or reset features included in the embedded conversion features and a reset provision associated with the exercise price of the warrants. The Company believes the Binomial Lattice model provides a better estimate of fair value of the derivative instruments at their grant dates, triggering dates, and quarter ends. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2010:

For the six months
ended June 30, 2010
Annual dividend yield	—
Expected life (years)	0.67 — 6.17
Risk-free interest rate	0.3% — 2.9%
Expected volatility	87.3% — 253.9%
As explained in the paragraph 5 above, the warrants carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the foregoing explained assumptions. Based on the current circumstances, the Company estimated that the Company’s registration statement will be declared effective on or around February 28, 2011. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature is no longer available to the holder. We also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date that registration statement is declared effective. Based on the cashless exercise notices already received by the Company through the date of this letter and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 50% likelihood that the investors would exercise under the cashless exercise provision and 50% likelihood that they would effect a standard exercise via cash.
The Company, through its valuation expert, then performed the following steps to estimate the fair value of the warrants on their grant date, at March 31, 2010, and at June 30, 2010. The Company has previously valued the warrants (assuming standard cash exercises,) under the Binomial Lattice option pricing model (“Binomial Model — Normal”). In addition, the Company valued the same warrants under a separate Binomial Lattice option pricing model (“Binomial Model — Cashless”), assuming that the holder would exercise under the cashless exercise feature prior to the date of the registration statement being declared effective. Under the Binomial Model — Cashless, the Company used a much shorter expected term (commensurate with the assumed date that the Company expect the registration statement to be declared effective), resulting in different volatility amounts and discount rates. One other factor that was considered for the value estimated under the Binomial Model — Cashless was that if the holder of the warrant decided to exercise under the cashless exercise feature, the number of warrant shares available to the holder was then computed under the formula noted in section 2.1(b) of the warrant agreement. On some dates, it resulted in potentially more shares being issued to the holder than what are stated on the holder’s warrant agreement and on some dates it results in potentially less shares being issued to the holder than what are stated on the warrant agreement.
We then took the total values computed under each Binomial Model and assigned a 50% likelihood or probability that the investor may exercise under either scenarios. Using 50% of the value under the Binomial Model — Normal and 50% of the value under the Binomial Model — Cashless, we then arrived at the estimated fair value assigned to warrant as of their grant dates, March 31, 2010 and June 30, 2010 (see Note 13 Restatement for the effect of the change from the Black Scholes model to the Binomial Model).
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
     Interest on the unpaid principal balance of the Notes shall accrue at the rate of 12% per annum, which shall increase to 18% upon the occurrence of a trigger event, as that term is defined in the Notes. Pursuant to the terms of the First, Second and Third Closings, a trigger event occured when the Registration Statement the Company filed on May 3, 2010 was not declared effective by June 1, 2010 and therefore the interest on the notes issued in those three Closings increased to 18% per annum. The terms of the Fourth Closing requires the Company to have the registration statement declared effective by August 31, 2010 and therefore a Trigger Event did not occur with respect to the notes issued in the Fourth Closing. Commencing on the 6 month anniversary of the Notes and each 90 days thereafter on which a payment of interest is due and continuing on the first day of every third month thereafter until the one year anniversary of the Note, the Company shall pay the Lenders all interest, fees and penalties accrued but unpaid under the Notes as of such date. Pursuant to the terms of the Notes, the Company shall also pay Lenders six equal payments representing one-twelfth of the principal amount of the Notes, commencing on the six month anniversary of the Notes and continuing thereafter until the Maturity Date, when the Company shall pay all remaining principal and interest, in cash. The Company maintains the right to make any and all of the six payments, at the Company’s option, in cash or shares of common stock at the greater of the Floor Price or 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable payment date.

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
     The Warrants issued in connection with the Notes have a term of five years. The Warrant exercise price for the First Closing is initially exercisable at the higher of: (i) 105% of the average volume-weighted average price (the “VWAP”) for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note), which is subject to adjustment. The Warrant exercise price for the Second, Third and Fourth Closings are different from the Warrant exercise price in the First Closing in that they are initially fixed at a stated price ($0.28, $0.38 and $0.89) as shown in the above table. The exercise price in Second, Third and Fourth Closings and the Floor Price in the First Closing, can be adjusted down to a lower price if the Company sells common stock or instruments convertible into or exercisable for common shares in the future at a lower price than the exercise price or the Floor Price. Additionally, the Lenders may exercise the Warrants via a cashless exercise only if a registration statement for the Warrant shares is not in effect at the time of the exercise. The number of shares each holder is entitled to under the cashless exercise equals (x) the excess of the Current Market Value over the aggregate Exercise Price of the portion of the Warrant then being exercised, divided by (y) the Adjusted Price of the Common Stock (as these terms are defined in the warrant agreement). This formula, as it contains variables that are directly linked to changes in the market price of the Company’s shares, and the market price of the Company’s shares on the date of exercise, might result in the Company having to issue additional warrant shares than what is indicated in the table above. Pursuant to the terms of the Warrants, the Company will not affect the exercise of any warrants, and no warrant holder has the right to exercise his/her Warrants, if after giving effect to such exercise, such person would beneficially own in excess of 9.99% of the then outstanding shares of the Company’s common stock. Additionally, since the Company is listed on the NYSE Amex, the Company is required to obtain stockholder approval to issue more than 19.99% of the Company issued and outstanding common stock at a discount from book or market value at the time of issuance (“19.99% Cap”). Accordingly, the Company is required under the terms of the Notes to obtain Stockholder Approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third and Fourth closing. As of July 31, 2010, the Company did not obtain Stockholder Approval. However, the Company agreed to seek Stockholder Approval at the Company’s next meeting of stockholders. The Company is making every effort to hold its annual shareholder meeting, and obtain the required approval on August 31, 2010. Although we have responded to all previously received SEC comments, due to the permissible SEC comment period, the Company may not be cleared to file and mail its definitive proxy statement timely for an August 31, 2010 meeting. If the Company is unable to have the meeting and obtain the required approval, an Event of Default under the Notes shall occur. The Company is not required to issue any shares above the 19.99% Cap, if such 19.99% Cap is applicable, until the Company receives the Stockholder Approval of same.
     Pursuant to an Addendum to the Note and Warrant purchase Agreement the Company entered into in the Second Closing, in the event (i) any Lender in the Second Closing attempts to convert the Notes or exercise the Warrant prior to the Company’s receipt of Stockholder Approval and NYSE Amex approval and (ii) such conversion or exercise would require the Company to issue shares in excess of 19.99% of the Company’s outstanding common stock to any Lender in the Second Closing at any time (after reserving 4,403,571 shares for issuance to the lender of the First Closing), then the Company shall not be obligated to issue any shares that would be in excess of the 19.99% Cap until required approvals are obtained from the stockholders and NYSE Amex.
     NYSE Amex approved the application for listing on April 19, 2010 for the shares issuable on conversion of the Notes and Warrants in the First Closing. The Company has applied for listing of the shares issuable pursuant to the Second, Third and Fourth Closings, but has not yet received listing approval for the Second, Third and Fourth Closings.
     In accordance with its Registration Rights Agreement with the Lenders, the Company filed a registration statement on May 3, 2010, registering for resale all of the shares underlying the Notes and the Warrants, as well as shares issuable under the Notes and Warrants pursuant to potential adjustments that may occur pursuant thereto and shares of common stock issuable as interest payments. Pursuant to the terms of the Registration Rights Agreement, the Company’s obligation to register all such shares was satisfied by the registration of that number of shares of common stock which is at least equal to the sum of (i) the principal amount of the note plus one year of interest at the rate of 12% divided by the Floor Price of the Note, which is $0.28 and (ii) the number of shares of common stock underlying the Lender’s Warrants.

     Upon a Triggering Event, as defined in the Notes, the outstanding balance of the Notes shall immediately increase to 125% of the then owing principal and unpaid interest balance, and interest shall accrue at the rate of 1.5% per month. Upon an Event of Default, as defined in the Notes, the Lender may declare the unpaid principal balance together with all accrued and unpaid interest thereon immediately due and payable. However, all outstanding obligations payable by the Company shall automatically become immediately due and payable if the Company becomes the subject of a bankruptcy or related proceeding.
     As noted above, since the registration statement registering all of the securities issuable in the First, Second and Third Closings, was not declared effective by June 1, 2010, a Trigger Event under the terms of the Notes issued in the First , Second and Third Closings occurred (the “June 1 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the first three closings was originally $10,372,195; as a result of the June 1, 2010 Trigger Event, the principal amount of such notes was increased to $13,189,490. In addition, pursuant to the terms of the Registration Rights Agreement, the Company recorded an additional $370,000 as interest expense as a result of June 1, 2010 Trigger Event, which represents the maximum amount of $10,000 payable to each convertible Note Holder in the first three closings.
     On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“ISP Holdings” or “First Closing”) pursuant to which the Company issued the lender in the First Closing a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase 1,100,000 shares of the Company’s Common Stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note). The Note carries a 20% original issue discount and matures on March 22, 2011. The Company agreed to pay $200,000 to the lender in the First Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the Note at the closing of the transaction. As a result, the total net proceeds the Company received were $403,000, after payment made directly by Lender in the First Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lender in the First Closing may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and Warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $85,796 and $90,296, respectively, as computed using the Binomial Lattice option pricing model. Since the registration statement filed on May 3, 2010 was not declared effective by June 1, 2010, the Company increased the principal amount of the convertible note by $267,860, which includes a 25% increase of the outstanding balance prior to the June 1, 2010 Trigger Event, an additional $10,000 related to the default required in accordance with the Registration Rights Agreement, and accrued interest calculated up to the Trigger Event. Per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest of $68,422 on June 1, 2010.
     On April 8, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Second Closing”) pursuant to which the Company issued the Lenders in the Second Closing a Convertible Promissory Note in the aggregate principal amount of $5,490,165 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 6,528,213 shares of the Company’s Common Stock at an initial exercise price of $0.38 per share. The Note carries a 20% original issue discount and matures on April 8, 2011. The Company agreed to pay $2,285,165 to the Lenders in the Second Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of the transactions. As a result, the total net proceeds the Company received were $3,195,000, after payments made directly by Lenders in the Second Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with these transactions. The Lenders in the Second Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $2,448,402 and $4,714,626, respectively, as computed using the Binomial Lattice option pricing model. Since the registration statement filed on May 3, 2010 was not declared effective by June 1, 2010, the Company increased the principal amount of the convertible note by $1,742,121, which includes a 25% increase of the outstanding balance prior to the June 1, 2010 Trigger Event, an additional $250,000 related to the default required in accordance with the Registration Rights Agreement, and interest calculated up to the Trigger Event. Per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest of $445,294 on June 1, 2010.

     On April 13, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Third Closing”) pursuant to which the Company issued the Lenders in the Third Closing a Convertible Promissory Note in the aggregate principal amount of $3,957,030 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 4,705,657 shares of the Company’s Common Stock at an initial exercise price of $0.38 per share. The Note carries a 20% original issue discount and matures on April 13, 2011. The Company agreed to pay $1,647,030 to the Lenders in the Third Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of the transactions. As a result, the total net proceeds the Company received were $2,310,000, after payments made directly by Lenders in the Third Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with on transaction. The Lenders in the Third Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $1,147,985 and $8,576,322, respectively, as computed using the Binomial Lattice option pricing model. Since the registration statement filed on May 3, 2010, was not declared effective by June 1, 2010, the Company increased the principal amount of the convertible note by $1,177,314, which includes 25% increase of the outstanding balance prior to the June 1, 2010 Trigger Event, an additional $110,000 related to the default required in accordance with the Registration Rights Agreement, and interest calculated up to the Trigger Event. Per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note payable allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest of $302,261 on June 1, 2010.
     On April 26, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Forth Closing”) pursuant to which the Company issued the Lenders in the Forth Closing a Convertible Promissory Note in the aggregate principal amount of $685,170 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 712,949 shares of the Company’s Common Stock at an initial exercise price of $0.28 per share for two investors and up to 101,849 shares at an exercise price of $0.89 per share for the remaining two investors. The Notes carry 20% original issue discounts and mature on April 26, 2011. The Company agreed to pay $285,170 to the Lenders in the Forth Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of these transactions. As a result, the total net proceeds the Company received were $400,000, after payments made directly by Lenders in the Forth Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lenders in the Forth Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $148,374 and $774,535, respectively, as computed using the Binomial Lattice option pricing model.
     The following events constitute Trigger Events under the terms of the Notes. Upon occurrence of any of these events, the Company will record a liability.
1) Decline in 5-day trailing average VWAP less than $0.20 at any given time;
2) Decline in 10-day trailing average daily dollar volume of the Common shares to less than $35,000 per day;
3) A judgment for an amount equal to or greater than $100,000;
4) Failure to file Registration Statement and have it declared effective by certain dates. We filed the Registration Statement timely, but failed to have the Registration Statement declared effective timely and accounted for such occurrence.
5) Occurrence of Events of Default such as our failure to pay or make payments, failure to deliver conversion shares, breaches of covenants, incomplete or misleading representation and warranties, voluntary or involuntary bankruptcy, certain governmental actions and the failure to cure timely a Trigger Event.
In no event, may the Trigger Events be applied more than twice.
See Note 2 for more information on accounting for derivative liabilities related to embedded conversion features and warrants with down round protection and valuation of these derivative liabilities.
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
     Activity in connection with the Company’s convertible debt during the six months ended June 30, 2010, is as follows:

		St. George
	10% Notes	Debt	2010 Notes
	Issued	Issued	Issued	Issued	Issued	Issued
	Sep-08	Sep-09	Mar-10	Apr-10	Apr-10	Apr-10	Total
Carrying Value Before Discount at December 31, 2009	$1,624,886	$616,390	$—	$—	$—	$—	$2,241,276
Face value of debt issued 2010	—	—	925,000	5,490,165	3,957,030	685,170	11,057,365
Additional penalties and trigger events note increase	—	50,000	267,860	1,742,121	1,177,314	—	3,237,295
Portion of note converted to equity	(1,398,348)	(666,390)	—	—	—	—	(2,064,738)
Carrying Value Before Discount at June 30, 2010	226,538	—	1,192,860	7,232,286	5,134,344	685,170	14,471,198

Discount, net of accumulated amortization at December 31, 2009	(1,607,111)	(393,681)	—	—	—	—	(2,000,792)
Acceleration of amortization in connection with conversion	1,419,215	393,681	—	—	—	—	1,812,896
Discount attributable to 2010 notes	—	—	(561,092)	(5,490,165)	(3,957,030)	(685,170)	(10,693,457)
Amortization expense during the six months ended June 30, 2010	28,349	—	163,655	1,143,787	824,384	142,747	2,302,922

Discount, net of accumulated amortization at June 30, 2010	(159,547)	—	(397,437)	(4,346,378)	(3,132,646)	(542,423)	(8,578,431)

Net Carrying Value at June 30, 2010	66,991	$—	$795,423	$2,885,908	$2,001,698	$142,747	$5,892,767

     Activity in connection with the Company’s Senior debt during the six months ended June 30, 2010, is as follows:

	Series 1
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value Before Discount at June 30, 2010	$1,077,500	$680,000	$1,327,249	$468,350	$3,553,099

Discount, net of accumulated amortization, at December 31, 2009	(318,178)	(327,809)	(782,043)	(273,366)	(1,701,396)
Amortization expense for the six months ended June 30, 2010	144,468	108,288	68,011	57,106	377,873

Discount, net of accumulated amortization, at June 30, 2010	(173,710)	(219,521)	(714,032)	(216,260)	(1,323,523)

Net Carrying Value at June 30, 2010	$903,790	$460,479	$613,217	$252,090	$2,229,576

Bridge Note
     On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 inclusive of penalties, (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. During the fourth quarter of 2009, the Company defaulted on the loan and incurred an additional penalty of $25,000 that was added to the principal balance. In March 2010, the Company entered into an Exchange Agreement with the Lender. Under the Exchange Agreement, we agreed to the issuance of up to an aggregate of 404,526 shares of our common stock, issuable upon: (i) exchange and cancellation of all principal amount of the Bridge Loan ; (ii) cancellation of all of the interest accrued thereon, accruing at the contractual default rate of 18%, retroactively from September 10, 2009 through August 30, 2010; (iii) cancellation of all other fees due under the Bridge Loan, totaling approximately $12,000 and (iv) in consideration for such exchange and cancellations, a reduction of the warrant exercise price for the 116,000 warrants originally issued in connection with the Bridge Loan from $0.60 per share to $0.28 per share. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX listing approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will remain at their pre-agreement amounts and the Company will have to pay the principal and accrued interest in cash. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.
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
On January 13, 2010, the Company entered into an agreement with Catawaba LTD (“Catawaba”) for investor relations services through September 13, 2010. The Company granted Catawaba 900,000 shares of the Company’s common stock in exchange for services which were valued at $288,000 and was recorded as prepaid consulting expense. The prepaid consulting expense will be amortized to consulting expense ratably over the service period. During the six months ended June 30, 2010, the Company amortized $184,000 related to the consulting agreement, such amount is included in general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2010.
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
On February 9, 2010, the Company entered into an agreement for the issuance of 900,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vest over a ten month period as follows: 450,000 on February 9, 2010 and 50,000 for each of the nine months ended November 30, 2010.The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received in April 8, 2010. Therefore, the shares for compensation were measured and recorded at the day of AMEX approval and the Company recorded prepaid expense of $639,000 related to the agreement. The shares are being valued monthly as the shares are vested based on the trading price of the common stock on the month end date, and the associated consulting expenses are recorded. During the quarter ended June 30, 2010, the Company recorded general and administrative expense of $461,500 related to the agreement.
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
Warrants
A summary of activity with respect to warrants outstanding follows:

	Six months ended
	June 30, 2010
		Weighted
		Average
		Exercise
	Warrants (1)	Price
Outstanding and exercisable, January 1, 2010	10,393,287	$1.84
Granted	13,148,668	0.37
Exercised	(1,248,000)	$0.71

Outstanding and exercisable, June 30, 2010	22,293,955	$1.03

(1)	The Company may be required to issued additional warrant shares as a result of the cashless exercise feature associated with the First, Second, Third and Fourth Closings, which may significantly impact the table above.
     In connection with the First, Second, Third and Fourth Closing of the convertible note purchase agreements effective March 22, 2010, April 8, 2010, April 13, 2010 and April 26, 2010, (see Note 6 for further information), the Company issued warrants to purchase up to 13,148,668 shares of the Company’s common stock at a minimum exercise price at issuance date ranging between $0.28 and $0.89 per share.
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
NOTE 13 — RESTATEMENT
     The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2010, and condensed consolidated statement of cash flows for the six months ended June 30, 2010 have been restated to reflect the Company’s decision to move from the Black-Scholes option pricing model to the Binomial Lattice option pricing model for the valuation of the embedded conversion features of the debt and warrants issued in connection with the First, Second, Third and Fourth Closings entered into during 2010. The Company determined that the Binomial Lattice model more accurately values the “down-round protection”, or reset features included in the embedded conversion features of the debt and warrants. These embedded conversion features and warrants are accounted for as derivative instruments under the relevant accounting guidance. The Company believes the Binomial Lattice model provides a better estimate of fair value of the derivative instruments at their grant dates, trigger event dates, and at each quarter end. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the three and six months ended June 30, 2010:

For the six months
ended June 30, 2010
Annual dividend yield	—
Expected life (years)	0.67 — 6.17
Risk-free interest rate	0.3% — 2.9%
Expected volatility	87.3% — 253.9%
     The valuation of certain derivative liabilities as of June 30, 2010 related to certain warrants was also revised to include the effects of their cashless exercise provisions. For instruments that include an optional cashless exercise provision, the Company applied a 50/50 probability that the holder will exercise under either scenarios, that is the cashless exercise or the cash exercise. The cashless exercise provision expires once the underlying instruments’ shares are registered.
     In addition, to the changes related to the change in valuing the derivatives, the accompanying interim financial statements have been restated to also include an increase in the impairment of the Company’s investment in JPI (described in [1] below) and other changes noted in [2] and [3] below. Below is a table that reconciles the amounts previously reported with the new restated amounts:

	As
	Previously
Effects of Restatements	Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2010
Investment in JPI [1]	18,200,295	(462,288)	17,738,007
Accounts payable and accrued expenses [2]	1,291,315	(389,998)	901,317
Accrued interest expense [3]	777,240	5,770	783,010
Derivative liability [4]	22,119,563	(6,032,901)	16,086,662
Convertible notes, net of discount [5]	5,351,316	541,451	5,892,767
Accumulated deficit [6]	(84,325,849)	5,413,392	(78,912,457)
Total stockholders’ equity [6]	(5,237,230)	5,413,392	176,162
Statement of operations and comprehensive loss for the three months ended June 30, 2010
Interest expense [7]	(33,149,910)	12,210,655	(20,939,255)
Impairment on Investment in JPI [1]	(2,299,705)	(462,288)	(2,761,993)
Gain on change in fair value of derivative instruments [8]	9,136,558	(6,334,975)	2,801,583
Loss from continuing operations	(29,290,054)	5,413,392	(23,876,662)
Net loss	(29,290,054)	5,413,392	(23,876,662)
EPS — basic and diluted — loss from continuing operations	(1.00)	0.18	(0.82)
EPS — basis and diluted — net loss	(1.00)	0.18	(0.82)

	As
	Previously
Effects of Restatements	Reported	Adjustment	As Restated
Statement of operations and comprehensive loss for the six months ended June 30, 2010
Interest expense [7]	(34,312,584)	12,210,655	(22,101,929)
Impairment on Investment in JPI [1]	(2,299,705)	(462,288)	(2,761,993)
Gain on change in fair value of derivative instruments [8]	9,093,564	(6,334,975)	2,758,589
Loss from continuing operations	(31,887,296)	5,413,392	(26,473,904)
Net loss	(31,887,296)	5,413,392	(26,473,904)
EPS — basis and diluted — loss from continuing operations	(1.19)	0.20	(0.99)
EPS — basis and diluted — net loss	(1.19)	0.20	(0.99)
Statement of cash flows for the six months ended June 30, 2010
Cash flows from operating activities:
Net loss [1],[7],[8]	(31,887,296)	5,413,392	(26,473,904)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Amortization of debt discount and debt issuance costs [7]	5,344,166	(86,805)	5,257,361
Impairment on investment in JPI [1]	2,299,705	462,288	2,761,993
Interest expense related to fair value of derivative instruments granted [7]	24,053,345	(11,319,527)	12,733,818
Additional principal added for triggering events [5]	2,877,295	360,000	3,237,295
Change in fair value of derivative instruments [4]	(9,093,564)	6,334,975	(2,758,589)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses, salaries and wages [2]	(273,967)	(1,164,323)	(1,438,290)
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information:
Debt issuance costs included in accounts payable [9]	70,200	796,301	866,501
Debt discounts related to derivative liabilities [4]	6,333,138	(242,046)	6091,092

[1]	This adjustment is to decrease the Company’s carrying value of its Investment in JPI to reflect the investment based upon the Company’s 97.4% ownership interest. The Company’s investment balance in JPI in the previous condensed consolidated interim financial statements was erroneously based upon the Company having a 100% ownership interest of JPI As of June 30, 2010.

[2]	Per the terms of the First, Second, and Third Closings of the 2010 convertible notes, the Company was required to file the registration statement and have it become effective as of June 1, 2010. The effectiveness of the registration statement did not occur. As a result and per the terms of the underlying registration rights agreements with the note holders of the First, Second, and Third Closings, the note holders were entitled to penalties of $10,000 each. The Company originally recorded these penalty amounts to accrued expenses in the amount of $390,000. However, the actual penalties as of June 30, 2010 were $370,000 and not $390,000, and the accompanying restated interim financial statements reflect this change, as well as a reclassification change to reclassify the penalties from accrued expenses to convertible notes. These penalty amounts are convertible into shares of common stock.

[3]	This adjustment represents the interest expense accrued for the month of June 2010 in connection with the additional principal added to the convertible debt balance as noted in item 2 above.

[4]	This adjustment represents the difference in value from the Black-Scholes option pricing model and that of the Binomial Lattice option pricing model as of June 30, 2010 of the embedded conversion features of the convertible debt and warrants associated with the First, Second, Third and Fourth Closings in 2010 as well as the Whalehaven & Alpha warrants that were previously valued using the Black-Scholes option pricing model. This adjustment also includes the effect of the cashless exercise provision under the First, Second, Third and Fourth Closings.

[5]	This adjustment is related to (i) additional principal added to the First, Second and Third convertible debt balance and (ii) the effect of the Binomial Lattice Option Pricing Model on the debt discount recorded for the First Closing in 2010 resulting in a reduction in original debt discount.

[6]	This adjustment is the sum of all adjustments recorded to the Company’s condensed consolidated statement of operations and comprehensive loss related to the Company’s decision to move from the Black-Scholes option pricing model to the Binomial Lattice option pricing model during the period ended June 30, 2010. This adjustment also includes the effect of the cashless exercise provision under the First, Second, Third and Fourth Closings.

[7]	This adjustment relates to the effects of using the Binomial Lattice option pricing model to value the embedded conversion features of the convertible debt and warrants in connection with the First, Second, Third and Fourth Closings in 2010 on their grant dates, triggering dates, and quarter end dates. This adjustment also includes the effect of the cashless exercise provision under the First, Second, Third and Fourth Closings.

[8]	This adjustment relates to the effect of using the Binomial Lattice option pricing model to revalue the embedded conversion features of the convertible debt and warrants in connection with the First, Second, Third and Fourth Closings in 2010, as well as the Whalehaven & Alpha warrants on their grant dates, triggering dates, and quarter end dates. This adjustment also includes the effect of the cashless exercise provision under the First, Second, Third and Fourth Closings.

[9]	This amount represents a typographical error in the amount previously disclosed.
NOTE 14 — SUBSEQUENT EVENTS
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

Deconsolidation
     Due to several factors including deterioration in its relationship with local management of JPI, we relinquished control over JPI. Effective September 29, 2009, we agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, exchanged $730,946 in salaries and related interest, accrued by the Company as of September 29, 2009, into 730,946 shares of JPI’s preferred stock relinquished all rights to past and future profits, surrendered our management positions and agreed to non-authoritative minority role on JPI’ board of directors. For accounting purposes, we converted our interest in JPI to that of an investment to be accounted for under the cost method and deconsolidated JPI as of September 29, 2009. As a result, the Company ownership interest in JPI is 97.46%. We recorded a loss on deconsolidation of $1,953,516 in connection with the transaction during the nine months ended September 30, 2009. In connection with the deconsolidation, we reclassified China pharmaceutical manufacturing and distribution business (conducted through JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary of the Company.
     Based on management’s evaluation of the current and projected operations of JPI as of June 30, 2010, we determined that an impairment charge of approximately $2,800,000 was necessary.
     During the three months ended June 30, 2010, JPI’s management decided to shift their product base to concentrate on the manufacture and distribution of cancer centric products, specifically JPI’s Domperidone tables. As a result, revenues from JPI’s HPE based products (GoodNak), which were originally forecasted to contribute substantively to top line revenue, were eliminated in the current forecast. Revenues from this shift in product mix will not immediately be realized because cancer centric products require more time to produce revenues due to the difficulty in penetrating a market space with competing products. Net income for the three months ended June 30, 2010 was also adversely affected by the shift in product mix as additional advertising costs were incurred as well as the acquisition of product licenses for cancer centric products. The primary factors we considered to determine the impairment include, but are not limited to:
       •    Sales growth: based on management’s expectations and historical analysis, we expect growth of 150% in 2011, 20% in 2012 and 2013 and 10% in 2014.
•	Risk adjusted weighted average cost of capital (“WACC”) — a WACC of 17.7% was utilized.

•	Long term growth rate: we assumed a long term growth rate of 5%

•	Cost of debt: assumed an after tax rate of 4.46%

•	Cost of Equity:
•	Risk free rate: 2.93%

•	Equity risk premium: 11.15%

•	Small stock risk premium: 3.99%

•	Beta: .86x

•	Subject company risk: 0%
•	Discounts: combined discount for lack of marketability and lack of control of 35%
     The significant terms of the deconsolidation of our operations in China are described in the notes to our Annual Report on Form 10-K/A for the year ended December 31, 2009.
Monetization of the Value of JPI
     We and the management of JPI have recently developed a new path to monetizing the value of JPI. This new monetization path focuses around JPI acquiring a well-managed China-based pharmaceuticals manufacturing and marketing company, where in the acquired company management would take over operations of the combined companies. This combined broader-based pharmaceuticals business would then seek a financing and public listing in the U.S. Recently, JPI has had active dialogue with various prospective companies that have indicated an interest in being acquired by JPI. Although a non-binding letter of intent has been executed, no definitive agreements had been reached at this time. JPI’s management has indicted that they believe an acquisition of this type, as described above, could begin before the end of 2010.
     As part of the deconsolidation of JPI as of September 29, 2009, we agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. There are risks and uncertainties related to the collectability of these amounts and, as a result, we recorded a 50% loan loss reserve at the time of the deconsolidation. Also, there are risks and uncertainties of investment in JPI and, as a result, as of June 30, 2010, we determined that an impairment charge of approximately $2,800,000 was necessary.

IV Diagnostics
IVD Cancer Diagnostics
ONKO-SURE TM Kit
     Our ONKO-SURE TM product is manufactured at our Tustin, California based facilities and is sold to third party distributors, who then sell directly to Clinical Laboratory Improvement Amendments (“CLIA”) certified reference laboratories in the United States (“US”) as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market. Our test kits are currently being sold to one diagnostic reference laboratory in the United States
     The majority of our sales were outside of the U.S. with, limited sales of test kits within the U.S. We have developed the next generation version of the ONKO-SURE TM test kit, and in 2009, we entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer. In addition, we are involved with research conducted with CLIA Laboratories to expand on the Clinical utility of ONKO-SURE TM . The Company’s ONKO-SURE TM in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). ONKO-SURE TM is a simple, non-invasive blood test used for the detection and/or monitoring of 14 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. ONKO-SURE TM can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide.
     ONKO-SURE TM is sold as a blood test for cancer in Europe (CE Mark certified), India, Taiwan, Korea, Vietnam, and in Chile (research use); approved in the U.S. for the monitoring of colorectal cancer (CRC); approved in Canada (by Health Canada) for lung cancer detection and lung cancer treatment monitoring; and in many key markets, has the significant potential to be used as a general cancer screening test.
     Because the ONKO-SURE TM test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the ONKO-SURE TM test kit results with other clinically relevant diagnostic modalities. While the ONKO-SURE TM test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.
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
IVD Cancer Research and Development
     During the three months ended June 30, 2010, we spent $243,779 on research and development costs related to the ONKO-SURE TM , as compared to $332,779 for the same period in 2009. During the six months ended June 30, 2010, we spent $294,815 on research and development related to the ONKO-SURE TM , as compared to $425,463 for the same period in 2009. These expenditures were incurred as part of the Company’s efforts to improve the existing ONKO-SURE TM and develop the next generation ONKO-SURE TM .
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
The Company expect expenditures for research and development to grow during the second half of 2010 due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of the Company next generation version of its United States Food and Drug Administration(“USFDA”) approved ONKO-SURE TM test kit, additional costs involved with research conducted with CLIA Laboratories to expand on the Clinical utility of ONKO-SURE TM and additional development costs associated with entry into new markets. The objective of the collaboration is to validate the ONKO-SURE™ as an aid in monitoring the disease status in patients who have been previously diagnosed with colorectal cancer and determine response to therapy. More specifically, by testing each specimen on both the generation-one kit and generation-two kit, the Company will compare the ONKO-SURE™ values of colorectal cancer patients over the full range of clinical pathology stages.

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
     Impairment of Long-Lived Assets
     In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company evaluate the carrying value of the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company consider the following factors or conditions, among others, that could indicate the need for an impairment review:
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
Derivative Financial Instruments
     We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2010, we issued convertible debt with warrants and recorded derivative liabilities related to the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $17,986,337 as computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, we determined that the Binomial Lattice Model was most appropriate for valuing these instruments.
     In November 2009, we granted 1,644,643 warrants in connection with a common stock financing transaction to two individuals. The exercise prices of the warrants have a reset provision which are accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $509,840, which reasonably represents the fair value as computed using the Binomial Lattice option pricing model.
     During the six months ended June 30, 2010, a holder of the Company’s convertible debt converted 100% of its notes and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $259,975, representing the embedded conversion features of the converted debt. In addition, during the six months ended June 30, 2010, this holder of the Company`s convertible debt exercised 500,000 warrants. This resulted in a decrease of the derivative liability of $83,872, representing the value of the warrants immediately prior to the exercise.
     During the six months ended June 30, 2010, we recorded additional derivative liability of $32,027 as a result of a trigger event related to the Saint George convertible debt and also recorded additional derivative liability of $815,976 as a result of a trigger event related to the First, Second and Third 2010 closings (see Note 6).
     We re-measured the fair values of all of its derivative liabilities as of each period end and recorded an aggregate decrease of $2,758,589 in the fair value of the derivative liabilities as a component of other expense, net during the six months ended June 30, 2010.

Results of Operations
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Introduction
As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, after the elimination of our China based operations:

	Six months ended June 30,		Difference
	2010	2009	$	%
Net revenues	$82,394	$51,420	$30,974	60%
Cost of sales	30,113	19,688	10,425	53%

Gross profit	52,281	31,732	20,549	65%

Operating expenses:
Research and development	294,815	425,463	(130,648)	(31)%
Selling, general and administrative	4,124,160	3,757,049	367,111	10%

	4,418,975	4,182,512	236,463	6%

Loss from operations	(4,366,694)	(4,150,780)	(215,914)	5%

Other income (expense):
Interest expense	(22,101,929)	(454,793)	(21,647,136)	4,760%
Gain on change in fair value of derivative instruments	2,758,589	—	2,758,589	100%
Impairment of investment in JPI	(2,761,993)	—	(2,761,993)	100%
Other expense, net	(1,877)	(36,093)	34,216	(95)%

Total other expense, net	(22,107,210)	(490,886)	(21,616,324)	4,404%

Net loss	(26,473,904)	(4,641,666)	(21,832,238)	471%

Net Revenues
     Net revenues during the six months ended June 30, 2010, were primarily earned from the sale of ONKO-SURE™ test kits. The increase in revenues during the six months ended June 30, 2010, as compared to the same prior years, results from our efforts to develop our distribution networks. With USFDA approval of the Company’s ONKO-SURE tm product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in the remaining half of 2010.
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
     Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of ONKO-SURE tm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance our products.
     We have a limited supply of one of the key components of the ONKO-SURE tm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 30,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders. Although we are working on replacing this component so that we are in a position to have an unlimited supply of ONKO-SURE TM in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed. An integral part of our research and development through 2010 is the testing and development of an improved version of the ONKO-SURE tm test kit. We are reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted. We will test and evaluate the performance of the substitute. If the substitute antibody has statistically better results than precedent antibody, we will need to submit to the USFDA for approval before replacement take place. If the test results show the same effectiveness as the current antibody, the new antibody is ready for use and no further USFDA approval will be required.
Gross Profit
     The major components of cost of sales include raw materials and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. The increase in cost of sales is primarily due to increase sales of ONKO-SURE tm test kits. In addition, during the six months ended June 30, 2010, our gross margin increased to approximately 63% from approximately 37%, during the same period of the prior year, due to improvement of manufacturing process, economies of scale and improved planning for manufacture of perishable components used in manufacturing process.
Research and Development.
     The reduction in research and development expenses is primarily due to reduction in expenditures for clinical trial, and secondarily, is consistent with management’s general effort to manage expenditures as resources become available.
     We expect research and development expenditures to increase during the remainder of 2010 due to:
•	The need for research and development for an updated version of the ONKO-SURE tm test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Additional expenditures for research and development incurred under agreements with CLIA laboratories.
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

The table below details the major components of selling, general and administrative expenses after the elimination of our China based operations:

	Six months ended June 30,
	2010	2009
Investor relations (including value of warrants/common stock shares)	$1,840,701	$547,797
Salary and wages (including value of options)	882,270	1,446,979
Accounting and other professional fees	781,214	849,023
Stock exchange fees	142,500	—
Directors fees (including value of options)	86,694	170,096
Rent and office expenses	76,907	130,296
Employee benefits	66,218	129,612
Travel and entertainment	70,133	77,584
Insurance	40,889	96,346
Taxes and licenses	33,057	99,567
Other	103,577	209,749

	$4,124,160	$3,757,049

Interest Expense
     Interest expense increased due to the issuance of debt instruments derivative liabilities and the amortization of the related debt discounts and debt issuance costs during the six months ended June 30, 2010. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2010:

For the six months
ended June 30, 2010
Annual dividend yield	—
Expected life (years)	0.67 — 6.17
Risk-free interest rate	0.3% — 2.9%
Expected volatility	87.3% — 253.9%
For instruments that include an optional cashless exercise provision, the Company applied a 50/50 probability that the holder will exercise under either scenarios, that is the cashless exercise or the cash exercise. The cashless exercise provision expires once the underlying instruments’ shares are registered.
     The significant increase in interest expense from $566,251 to $22,101,929 for the six months ended June 30, 2009 compared to the same period in 2010, respectively, is primarily due to (i) $11,905,244 in excess fair value of the debt discount, recorded at origination, for the four closings in 2010 for the derivatives associated with the conversion feature and warrants, (ii) $828,574 related to additional interest penalty recorded as derivative liabilities for the embedded conversion feature associated with the incremental principal and accrued interest added to the outstanding balance of the convertible debt, (iii) $3,237,295 of default penalties added directly to the outstanding convertible debt balance for the June 1, 2010 Trigger Event and (iv) $5,257,352 of amortization of debt discounts and debt issuance costs on convertible debt balances.

	[1]	[2],[4]	[3]
	Fair Value of	Interest	Interest
	Derivatives in	Penalty	Penalty Not	Amortization	Amortization
	Excess of Debt	Added To	Added To	of Debt	of Debt
	Discounts	Principal	Principal	Issuance Cost	Discount	Total
	[7]		[7]	[8]	[8]
Senior Notes:

December 2008	$—	$—	$—	$77,164	$144,468	$221,632

January 2009	—	—	—	39,402	108,287	147,689

May 2009	—	—	—	30,288	68,011	98,299

June 2009	—	—	—	26,820	57,106	83,926

Other	—	—	—	12,121	—	12,121

	[1]	[2],[4]	[3]
	Fair Value of	Interest	Interest
	Derivatives in	and Penalties	and Penalties Not	Amortization	Amortization
	Excess of Debt	Added To	Added To	of Debt	of Debt
	Discounts	Principal	Principal	Issuance Cost	Discount	Total
	[7]		[7]	[8]	[8]
Convertible Debt:

September 2008	—	—	—	—	49,216	49,216

Conversions	—	—	—	353,622	1,398,348	1,751,970

St. George	—	50,000	12,597	—	393,681	456,278

1st Closing	—	267,860	68,422	53,144	163,655	533,081

2nd Closing	3,968,028	1,742,121	445,294	92,711	1,143,787	7,391,941

3rd Closing	7,414,307	1,177,314	302,261	66,821	824,384	9,785,087

4th Closing	522,909	—	—	11,569	142,747	677,225

Incremental cost of shares and warrants [5]						81,780

Interest on debt [6]	—	—	—	—	—	791,684

Total interest expense	$11,905,244	$3,237,295	$828,574	$763,662	$4,493,690	$22,101,929

[1]	This amount represents the excess fair value of the debt discount related to the derivative liability associated with the embedded conversion feature and warrants (see Note 6 to our condensed consolidated financial statements).
[2]	This amount represents additional penalty interest and/or accrued interest added directly to the outstanding principal of the convertible debt for Trigger Events (see Note 2 to our condensed consolidated financial statements).
[3]	This amount represents additional interest recognized for the increase in principal balance associated with the embedded conversion feature of the First, Second and Third Closings as a result of the June 1, 2010 Trigger Event and default on the registration rights agreements (see Note 6 to our condensed consolidated financial statements).
[4]	This amount includes $370,000 of additional penalty recognized for the default related to the registration rights agreements as a result of not being declared effective by June 1, 2010 related to the First, Second and Third Closings in 2010.
[5]	This amount represents the incremental costs associated with the additional shares and warrants issued in connection with the 2008 convertible debt that occurred during Q2 of 2010.
[6]	This amount represents the interest portion of the debt based on the respective interest rates as noted in Footnote 6 to our condensed consolidated financial statements as of June 30, 2010.
Sum of [7]	12,733,818 Total interest expense related to fair value of derivative instruments granted
Sum of [8]	5,257,352 Total amortization of debt discount and debt issuance costs
Other Expense
     The increase in total other expense, net is primarily due to approximately $22 million increase in interest expenses due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, penalty interest, derivative liabilities and approximately $2.8 million charge to impairment of investment to JPI during the six months ended June 30, 2010, offset by a gain of approximately $2.8 million from change in fair value of derivative liabilities.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, after the elimination of our China based operations:

	Three months ended June 30,		Difference
	2010	2009	$	%
Net revenues	$45,552	$28,350	$17,202	61%
Cost of sales	8,178	11,613	(3,435)	(30)%

Gross profit	37,374	16,737	20,637	123%

Operating expenses:
Research and development	243,779	332,679	(88,900)	(27)%
Selling, general and administrative	2,768,978	1,712,665	1,056,313	62%

	3,012,757	2,045,444	967,313	47%

Loss from operations	(2,975,383)	(2,028,707)	(946,776)	47%

Other expense:
Interest expense	(20,939,255)	(276,278)	(20,662,977)	7,479%
Gain on change in fair value of derivative instruments	2,801,583	—	2,801,583	100%
Impairment of investment in JPI	(2,761,993)	—	(2,761,993)	100%
Other expense, net	(1,614)	(36,734)	35,120	(96)%

Total other expense, net	(20,901,279)	(313,012)	(20,588,267)	6,577%

Net loss	(23,876,662)	(2,341,719)	(21,534,943)	920%

Net Revenues
     Net revenues during the three months ended June 30, 2010, were earned from the sale of ONKO-SURE™ test kits. The increase in revenues during the three months ended June 30, 2010, as compared to the same prior year results from our efforts to develop our distribution networks. With USFDA approval of our ONKO-SURE tm product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in the latter half 2010.
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
     Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of ONKO-SURE tm test kits in 2010 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.

     We have a limited supply of one of the key components of the ONKO-SURE tm test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 30,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders. Although we are working on replacing this component so that we are in a position to have an unlimited supply of ONKO-SURE TM in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed. An integral part of our research and development through 2010 is the testing and development of an improved version of the ONKO-SURE tm test kit. We are reviewing various alternatives and believes that a replacement anti-fibrinogen-HRP will be identified, tested and USFDA approved before the current supply is exhausted. We will test and evaluate the performance of the substitute. If the substitute antibody has statistically better results than precedent antibody, we will need to submit to the USFDA for approval before replacement take place. If the test results show the same effectiveness as the current antibody, the new antibody is ready for use and no further USFDA approval will be required.
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
Research and Development.
     The reduction in research and development expenses is primarily due to reduction in expenditures for clinical trial, and secondarily, is consistent with management’s general effort to manage expenditures as resources become available. We expect research and development expenditures to increase during the remainder of 2010 due to:
•	The need for research and development for an updated version of the ONKO-SURE tm test kit in the US, clinical trials for such tests and funds for ultimate USFDA approval; and

•	Additional expenditures for research and development incurred under agreements with CLIA laboratories.
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
     The table below details the major components of selling, general and administrative expenses:

	Three months ended June 30,
	2010	2009
Investor relations (including value of warrants/options)	$1,379,364	$244,932
Salary and wages (including value of options)	474,784	734,646
Accounting and other professional fees	693,674	316,367
Stock exchange fees	57,107	—
Directors fees (including value of options)	14,194	73,720
Rent and office expenses	45,445	55,572
Employee benefits	34,906	102,496
Travel and entertainment	40,041	70,093
Insurance	15,483	38,606
Taxes and licenses	10,481	40,473
Other	3,499	35,760

	$2,768,978	$1,712,665

Interest Expense
     Interest expense increased due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities during the three months ended June 30, 2010. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the three months ended June 30, 2010:

For the three months
ended June 30, 2010
Annual dividend yield	—
Expected life (years)	0.67 — 5.92
Risk-free interest rate	0.3% — 2.4%
Expected volatility	121.0% — 253.9%
For instruments that include an optional cashless exercise provision, the Company applied a 50/50 probability that the holder will exercise under either scenarios, that is the cashless exercise or the cash exercise. The cashless exercise provision expires once the underlying instruments’ shares are registered.
     The significant increase in interest expense from $332,034 to $20,939,255 for the three months ended June 30, 2009 compared to the same period in 2010, respectively, is primarily due to (i) $11,905,244 in excess fair value of the debt discount, recorded at origination, for the three closings in second quarter of 2010 for the derivatives associated with the conversion feature and warrants, (ii) $828,574 related to additional interest penalty recorded as derivative liabilities for the embedded conversion feature associated with the incremental principal and accrued interest added to the outstanding balance of the convertible debt, (iii) $3,237,295 of default penalties added directly to the outstanding convertible debt balance for the June 1, 2010 Trigger Event and (iv) $4,413,577 of amortization of debt discounts and debt issuance costs on convertible debt balances.

	[1]	[2],[4]	[3]
	Fair Value of	Interest	Interest
	Derivatives in	Penalty	Penalty Not	Amortization	Amortization
	Excess of Debt	Added To	Added To	of Debt	of Debt
	Discounts	Principal	Principal	Issuance Cost	Discount	Total
	[7]		[7]	[8]	[8]
Senior Notes:

December 2008	$—	$—	$—	$41,862	$78,375	$120,237

January 2009	—	—	—	22,212	61,044	83,256

May 2009	—	—	—	16,753	37,617	54,370

June 2009	—	—	—	16,170	34,431	50,601

Other	—	—	—	6,060	(194,085)	(188,025)

Convertible Debt:

September 2008	—	—	—	—	(23,058)	(23,058)

Conversions	—	—	—	353,622	1,398,348	1,751,970

St. George	—	50,000	12,597	—	95,158	157,755

1st Closing	—	267,860	68,422	46,773	140,276	523,331

2nd Closing	3,968,028	1,742,121	445,294	92,711	1,143,787	7,391,941

3rd Closing	7,414,307	1,177,314	302,261	66,821	824,384	9,785,087

4th Closing	522,909	—	—	11,569	142,747	677,225

Incremental Cost of Shares and Warrants [5]						81,780

Interest on Debt [6]	—	—	—	—	—	472,785

Total Interest expense	$11,905,244	$3,237,295	$828,574	$674,553	$3,739,024	$20,939,255

[1]	This amount represents the excess fair value of the debt discount related to the derivative liability associated with the embedded conversion feature and warrants (see Note 6 to our condensed consolidated financial statements).
[2]	This amount represents additional penalty interest and/or accrued interest added directly to the outstanding principal of the convertible debt for Trigger Events (see Note 2 to our condensed consolidated financial statements).
[3]	This amount represents additional interest recognized for the increase in principal balance associated with the embedded conversion feature of the First, Second and Third Closings as a result of the June 1, 2010 Trigger Event and default on the registration rights agreements (see Note 6 to our condensed consolidated financial statements).
[4]	This amount includes $370,000 of additional penalty recognized for the default related to the registration rights agreements as a result of not being declared effective by June 1, 2010 related to the First, Second and Third Closings in 2010.
[5]	This amount represents the incremental costs associated with the additional shares and warrants issued in connection with the 2008 convertible debt that occurred during the second quarter of 2010.
[6]	This amount represents the interest portion of the debt based on the respective interest rates as noted in Footnote 6 to our condensed consolidated financial statements as of June 30, 2010.
Sum of [7]	12,738,818 Total interest expense related to fair value of derivative instruments granted
Sum of [8]	4,413,577 Total amortization of debt discount and debt issuance costs
Other Expense
     The increase in total other expenses, net is primarily due to approximately $21 million increase in interest expenses due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities and approximately $2.8 million charge to impairment of investment in JPI during the three months ended June 30, 2010, offset by a gain of approximately $2.8 million from change in fair value of derivative liabilities.
Liquidity and Capital Resources
     Historically, our operations have not been a source of liquidity. At June 30, 2010, we had a significant amount of relatively short term indebtedness that was in default or past due and we may be unable to satisfy its obligations to pay interest and principal thereon. As of June 30, 2010, we had the following approximate amounts of outstanding short term indebtedness:
(i)	Accounts payable and accrued expenses of approximately $901,000;

(ii)	Accrued salaries of approximately $341,000;

(iii)	Accrued interest of approximately $783,000;

(iv)	Approximately $227,000 in unsecured convertible notes bearing interest at 10% per annum due September 15, 2010;

(v)	Approximately $11 million in unsecured convertible notes bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of trigger event, due one year from issuance. As of June 30, 2010, the principal increased by approximately $3.2 million due to trigger event and default. These convertible notes are related to four closings during March and April of 2010;

(vi)	An $83,000 unsecured bridge loan bearing interest at 12% per annum which was due October 9, 2009 and obligations under a consulting agreement aggregating $25,000 due to Cantone Research, Inc. and Cantone Asset Management, LLC, respectively; and

(vii)	Approximately $3.6 million in senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2010 and May 2011.

     See details below of the four closings of convertible note and warrant purchase agreements, as follows:

				Minimum		Warrants
				Conversion	Maximum		Minimum
	Face Value of			Price Per	Shares		Exercise
Date of	Convertible			Share at Issuance	Issuable upon		Price at Issuance
Issuance	Notes	Discounts	Gross Proceeds	Date	Conversion	Number	Date
	[1]	[2]		[3]		[5]
First Closing 3/22/2010	$925,000	$(385,000)	$540,000	$0.28	3,303,571	1,100,000	$0.28	[6]
Second Closing 4/8/2010	5,490,165	(2,285,165)	3,205,000	$0.28	19,607,732	6,528,213	$0.38	[7]
Third Closing 4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38	[7]
Fourth Closing 4/26/2010 [4]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28	[7]
Fourth Closing 4/26/2010	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89	[7]

	$11,057,365	$(4,602,365)	$6,455,000		39,490,589	13,148,668

[1]	The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company failed to file the registration statement timely or failed to have it declared effective timely pursuant to the terms of the Registration Rights Agreement, each such event would have been deemed a trigger event under the 2010 Financing Convertible Notes. The Company timely filed the initial registration statement on May 3, 2010, but it has not yet been declared effective. Therefore, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”) (the Registration Rights Agreement requires us to have the Registration Statement effective by August 31, 2010 for the Fourth Closing). The total amount of 2010 Financing Convertible Notes issued in the first three closings was originally $10,372,195; as a result of the June 1 Trigger Event, the principal amount of such notes is now $13,189,490 which represents 125% of the outstanding principal and accrued interest prior to the event.

[2]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately 13% of the proceeds of these financings.

[3]	The number of shares of common stock to be issued upon such conversion shall be determined by dividing (a) the amount sought to be converted by (b) the greater of (i) the Conversion Price (as defined below) at that time, or (ii) the Floor Price (as defined below). The Conversion Price is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought, as reported by Bloomberg, LP, or if such information is not then being reported by Bloomberg, then as reported by such other data information source as may be selected by the lender. The Floor Price is initially equal to $0.28 per share, subject to adjustment upon the occurrence of certain events, including recapitalization, stock splits, issuance of equity securities for a price less than the Floor Price and similar corporate actions.

[4]	As part of the closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the Notes issued in that closing and the Company issued such participants warrants to purchase up to 712,949 shares of the Company’s common stock exercisable at $0.28 per share (the remainder of the participants in the Fourth Closing received warrants exercisable at $0.89 per share).

[5]	At any time prior to the expiration date of the warrant, if and only if there is no then effective registration statement covering the warrant shares, the Holder may elect a “cashless” exercise of this warrant whereby the Holder shall be entitled to receive a number of shares of common stock equal to (x) the excess of the Current Market Value over the aggregate Exercise Price of the portion of the Warrant then being exercised, divided by (y) the Adjusted Price of the Common Stock (as these terms are defined in the warrant agreement). This formula, as it contains variables that are directly linked to changes in the market price of the Company’s shares, and depending on the market price of the share on the date of exercise, might result in the Company having to issue additional number of shares than what is indicated in the table above.

[6]	The exercise price in First Closing warrants equals to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note).

[7]	The exercise price in Second, Third and Fourth Closings, can be adjusted down (down-round protection) to a lower price if the Company sells common stock or instruments convertible into or exercisable for common shares in the future at a lower price than the exercise price.
The First, Second, Third and Fourth Closings entered into during 2010 carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. Originally, the Company used the Black-Scholes model to valuate these derivatives. Consequent to the filing of the June 30, 2010 Form 10-Q, the Company decided to move from the Black-Scholes option pricing model to the Binomial Lattice option pricing model for the valuation of these embedded conversion features and a reset provision associated with the exercise price of the warrants. The Company determined that the Binomial Lattice model more accurately valued the “down-round protections”, or reset features included in the embedded conversion features and warrants. The Company believes the Binomial Lattice model provides a better estimate of fair value of the derivative instruments at their grant dates, triggering dates, and quarter ends. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2010:

For the six months
ended June 30, 2010
Annual dividend yield	—
Expected life (years)	0.67 — 6.17
Risk-free interest rate	0.3% — 2.9%
Expected volatility	87.3% — 253.9%
As explained in the paragraph 5 above, the warrants carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the foregoing explained assumptions. Based on the current circumstances, we estimate that the Company’s registration statement will be declared effective on or around February 28, 2011. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature is no longer available to the holder. We also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date that registration statement is declared effective. Based on the cashless exercise notices already received by the Company through the date of this letter and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 50% likelihood that the investors would exercise under the cashless exercise provision and 50% likelihood that they would effect a standard exercise via cash.
The Company, through its valuation expert, then performed the following steps to estimate the fair value of the warrants on their grant date, at March 31, 2010, and at June 30, 2010. The Company has previously valued the warrants (assuming standard cash exercises, ) under the Binomial Lattice option pricing model (“Binomial Model — Normal”). In addition, the Company valued the same warrants under a separate Binomial Lattice option pricing model (“Binomial Model — Cashless”), assuming that the holder would exercise under the cashless exercise feature prior to the date of the registration statement being declared effective. Under the Binomial Model — Cashless, the Company used a much shorter expected term (commensurate with the assumed date that the Company expect the registration statement to be declared effective), resulting in different volatility amounts and discount rates. One other factor that was considered for the value estimated under the Binomial Model — Cashless was that if the holder of the warrant decided to exercise under the cashless exercise feature, the number of warrant shares available to the holder was then computed under the formula noted in section 2.1(b) of the warrant agreement. On some dates, it resulted in potentially more shares being issued to the holder than what are stated on the holder’s warrant agreement and on some dates it results in potentially less shares being issued to the holder than what are stated on the warrant agreement.
We then took the total values computed under each Binomial Model and assigned a 50% likelihood or probability that the investor may exercise under either scenarios. Using 50% of the value under the Binomial Model — Normal and 50% of the value under the Binomial Model — Cashless, we then arrived at the estimated fair value assigned to warrant as of their grant dates, March 31, 2010 and June 30, 2010 (see Note 13 Restatement for the effect of the change from the Black Scholes model to the Binomial Model).
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

     Our cash balances at June 30, 2010 and December 31, 2009 were approximately $2,522,000 and $12,000, respectively.
Operating activities. Our net cash used in operations was $4,601,375 and $2,124,145 for the six months ended June 30, 2010 and 2009, respectively. The primary driver of cash used in operations during the six months ended June 30, 2010 and 2009 was the net losses of approximately $26.5 million and $9.8 million, respectively. The effect of the net loss during the six months ended June 30, 2010 was partially offset by significant non-cash activity such as (i) approximately $5,260,000 for the amortization of debt issuance costs and debt discounts, (ii) approximately $174,000 for the fair value of options granted to employees and directors for service, (iii) approximately $1,621,000 representing the fair market value of common stock, warrants and options expensed for services, (iv) approximately $3,237,000 related to additional principal added for triggering events, and (v) approximately $2,762,000 representing impairment charge on investment in JPI and (vi) approximately $12,734,000 representing interest expense related to fair value of derivative instruments granted. The effect of the net loss was further offset by an aggregate gain from change in fair value of derivative liabilities of approximately $2,759,000.
Investing activities. We used approximately $15,000 and $2 million in investing activities during the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, we made expenditures in an effort to regain our GMP certification for JJB’s small injectible manufacturing lines. In addition, we acquired lab and office equipment for our U.S. facility to support our ONKO-SURE test kit initiatives. During the Six months ended June 30, 2010, we acquired lab and office equipment for our Tustin facility.
Financing activities . Cash proceeds from the issue of debt, net of discounts and debt issue costs, were approximately $6.3 million and $2.1 million during the six months ended June 30, 2010 and 2009, respectively. In addition, we collected proceeds of approximately $818,000 from the exercise of warrants during the six months ended June 30, 2010.
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
Going Concern
     The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $26,473,904 and $5,810,979 for the six months ended June 30, 2010 and 2009, respectively, and had an accumulated deficit of $78,912,457 at June 30, 2010. In addition, we used cash in operating activities of continuing operations of $4,601,375 and had a working capital deficit of approximately $21.4 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about our ability to continue as a going concern.
     The Company’s monthly cash requirement of $300,000 for operating expenses does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our ONKO-SURE tm kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance to of patent protection for the CIT technology.
     We raised net proceeds of approximately $6.3 million in connection with convertible note and warrant purchase agreements during the six months ended June 30, 2010. Additionally, in 2010, we entered into a 5-year collaboration agreement with a third party to commercialize our CIT technology in India, resulting in a potential revenue sharing arrangement. We are actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.

     Management’s plans include seeking financing, conversion of certain existing notes payable to common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.
     There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our ONKO-SURE tm kits, (ii) the early stage of development of our CIT technology and the need to enter into additional strategic relationships with larger companies capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, (iv) possible defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the ONKO-SURE tm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.
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
     Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations, and cash flows for the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     On June 11, 2010, Hudson Bay Fund, LP. (“Hudson Bay”) and Hudson Bay Overseas Fund, Ltd (“Hudson Overseas”, together with Hudson Bay, “Hudson”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to our April 8, 2010 Convertible Promissory Notes issued to Hudson, (the “Hudson Notes”). The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. We recorded in its accompanied financial statements the increase of principal. Moreover, the claim alleged that an additional Trigger Event occurred because we did not cure the first Trigger Event within five trading days, (the “Second Trigger Event”). As a result of the Second Trigger Event, Hudson alleges that the outstanding balance of the Hudson Notes should be immediately increased by an additional 125%. We do not agree with Hudson second allegation. We are confident that Hudsons Second Trigger Event claim is without merit and that we will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to the second allegation is reflected in the accompanying condensed consolidated financial statements.
     In the ordinary course of business, there could be other potential claims and lawsuits brought by or against us. However, other than the above, we are not a party to any material legal proceeding and to our knowledge no such proceeding is currently contemplated or pending.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Information relating to sales of the Company’s securities that were not registered under the Securities Act are disclosed in the Current Reports on Form 8-K that the Company filed on March 26, 2010, April 13, 2010, April 16, 2010 and April 28, 2010 and we are therefore not furnishing such information herein.

(b)	Not Applicable.

(c)	Not Applicable.
ITEM 3. Defaults upon Senior Securities
(a)	We previously disclosed information relating to defaults on our senior notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 16, 2010 and therefore are not required to provide such information herein.

(b)	We previously disclosed information relating to defaults on our convertible notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on August 12, 2010 and therefore are not required to provide such information herein.

(c)	Not applicable.
ITEM 4. Removed and Reserved
ITEM 5. Other Information
(a)	On June 11, 2010, a claim was filed against us in an Illinois Court. The details of the claim are set forth on Part II, Item 1 above.

(b)	Not applicable.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 18, 2009.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 12, 2010.)

31.1	Certification of Principal Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Radient Pharmaceuticals Corporation
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIENT PHARMACEUTICALS CORPORATION (Registrant)
Date: November 8, 2010	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ Akio Ariura
Akio Ariura,
Chief Financial Officer and Secretary (Principal Financial Officer)