Form 10-Q
period 2010-09-30
RADIENT PHARMACEUTICALS Corp
filed 2010-11-22
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 17, 2010, the Company had 36,760,506 of common shares outstanding.

Radient Pharmaceuticals Corporation

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
INDEX

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operation	31

Item 3. Quantitative and Qualitative Disclosure About Market Risks	47

Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION	49

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Removed and Reserved	49

Item 5. Other Information	49

Item 6. Exhibits	50

Signatures:	51
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash	$916,513	$12,145
Inventories	73,409	79,255
Debt issuance costs	482,406	692,969
Prepaid expenses and other current assets	42,479	57,778
Prepaid consulting	333,332	358,667
Note receivable	126,937	−
Total current assets	1,975,076	1,200,814
Property and equipment, net	80,849	83,547
Intangible assets, net	1,083,333	1,158,333
Receivable from JPI, net of allowance	2,675,000	2,675,000
Investment in JPI	17,738,007	20,500,000
Debt issuance cost, net of current portion	–	595,941
Other assets	11,127	105,451
Total assets	$23,563,392	$26,319,086

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$970,170	$1,542,974
Accrued salaries and wages	359,988	738,331
Accrued interest expense	1,090,738	432,337
Derivative liabilities	14,165,687	354,758
Deferred revenue	103,128	103,128
Convertible notes, net of discount	13,055,301	240,482
Current portion of notes payable, net of discount	4,477,596	1,316,667
Total current liabilities	34,222,608	4,728,677
Other long-term liabilities	—	295,830
Notes payable, net of current portion and debt discount	—	601,819

Total liabilities	34,222,608	5,626,326

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,283,649 and 22,682,116 shares issued at September 30, 2010 and December 31, 2009, respectively; 31,650,509 and 22,265,441 shares outstanding at September 30, 2010 and December 31, 2009, respectively	31,650	22,265
Additional paid-in-capital	80,168,375	73,109,048
Accumulated deficit	(90,859,241)	(52,438,553)
Total stockholders’ equity (deficit)	(10,659,216)	20,692,760
Total liabilities and stockholders’ equity	$23,563,392	$26,319,086

See Accompanying Notes to Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$34,446	$2,714,735	$116,840	$8,607,515
Cost of sales	6,697	1,627,943	36,810	5,363,921
Gross profit	27,749	1,086,792	80,030	3,243,594
Operating expenses:
Research and development	45,874	91,213	340,689	516,676
Selling, general and administrative	2,320,540	3,330,304	6,444,700	9,542,507
	2,366,414	3,421,517	6,785,389	10,059,183
Loss from operations	(2,338,665)	(2,334,725)	(6,705,359)	(6,815,589)
Other income (expense):
Interest expense	(11,560,549)	(1,492,625)	(33,662,478)	(2,058,876)
Gain on change in fair value of derivative instruments	2,922,826	87,083	5,681,415	87,083
Loss on extinguishment of debt	(1,002,270)	-	(1,002,270)	-
Loss on deconsolidation	-	(1,953,516)	-	(1,953,516)
Impairment on investment in JPI	-	-	(2,761,993)	-
Other income (expense)	31,874	35,791	29,997	(37,039)
Total other expense, net	(9,608,119)	(3,323,267)	(31,715,329)	(3,962,348)
Loss before provision for income taxes and discontinued operations	(11,946,784)	(5,657,992)	(38,420,688)	(10,779,937)
Provision for income taxes	-	(527,667)	-	-
Loss from continuing operations	(11,946,784)	(5,130,325)	(38,420,688)	(10,779,937)
Loss from discontinued operations, net	-	-	-	(4,139,037)
Net loss	(11,946,784)	(5,130,325)	(38,420,688)	(14,916,974)
Other comprehensive income:
Foreign currency translation gain	-	88,056	-	130,359
Comprehensive loss	$(11,946,784)	$(5,042,267)	$(38,420,688)	$(14,780,431)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.39)	$(0.31)	$(1.38)	$(0.67)
Loss from discontinued operations	$-	$(0.00)	$-	$(0.26)
Net loss	$(0.39)	$(0.31)	$(1.38)	$(0.93)
Weighted average common shares outstanding — basic and diluted	30,809,860	16,407,021	27,836,210	16,081,560

See Accompanying Notes to Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(38,420,688)	$(14,916,974)
Less: income from discontinued operations	-	(4,139,037)
	(38,420,688)	(10,777,937)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	102,180	1,059,466
Amortization of debt discount and accretion of debt issuance costs	10,762,676	1,494,247
Impairment on investment in JPI	2,761,993	-
Interest expense related to fair value of derivative instruments granted	13,830,523	-
Interest income from note receivable	(26,937)	-
Incremental value of shares and warrants issued to former note holders	81,780	-
Additional principal added for penalties and triggering events	7,978,167	-
Loss on extinguishment of debt	1,002,270	-
Shares-based compensation related to options granted to employees and directors for services	173,758	600,825
Shares-based compensation related to common stock and warrants expensed for services	2,355,289	373,953
Gain on settlement of account payable	-	(20,809)
Loss on deconsolidation	-	1,953,516
Provision for bad debts	-	1,890,762
Change in fair value of derivative instruments	(5,681,415)	(51,525)
Changes in operating assets and liabilities:
Accounts receivable	-	4,489,789
Inventories	5,846	143,208
Prepaid expenses and other assets	109,623	(4,010,517)
Accounts payable and accrueds	(1,132,703)	876,277
Income taxes payable	-	(320,398)
Deferred revenue	-	(87,735)
Net cash used in operating activities of continuing operations	(6,097,638)	(2,386,878)
Net cash provided by operating activities of discontinued operations	-	101,457
Net cash used in operating activities	(6,097,638)	(2,285,421)
Cash flows from investing activities:
Purchase of property and equipment	(24,482)	(1,744,065)
Advances for note receivable	(100,000)	-
Cash balance divested from deconsolidation of subsidiary	-	(53,658)
Net cash used in investing activities of continuing operations	(124,482)	(1,797,723)
Net cash used in investing activities of discontinued operations	-	(852,955)
Net cash used in investing activities	(124,482)	(2,650,678)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes, net of cash issuance costs	-	2,088,593
Proceeds from issuance of bridge note, net of cash issuance costs	-	43,000
Proceeds from issuance of convertible debt, net of cash offering costs	6,308,000	520,556
Proceeds from the exercise of warrants	818,488	-
Net cash provided by financing activities	7,126,488	2,652,149
Effect of exchange rates on cash and cash equivalents	-	14,600
Net change in cash and cash equivalents	904,368	(2,269,350)
Cash and cash equivalents, beginning of period	12,145	2,287,283
Cash and cash equivalents, end of period	$916,513	$17,933

See Accompanying Notes to Condensed Consolidated Financial Statements

Radient Pharmaceuticals Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

NOTE 1 — MANAGEMENT’S REPRESENTATION

     The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2009 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2010, and its results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited consolidated financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

     The Company evaluated subsequent events through the filing date of this Form 10-Q, and determined no subsequent events have occurred which would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     On September 25, 2009, the Company changed its name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believes “Radient Pharmaceuticals” as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

     Until September 2009, the Company was focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. The Company recently refocused it’s business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including Onko-Sure™, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, the Company repositioned various business segments in order to monetize the value of certain assets through either new partnership, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); (ii) our 100% Ownership of a proprietary cancer vaccine therapy technology, Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated Chinese subsidiary’s operations of JPI. The Company currently employs approximately 9 people, all located in California at our corporate headquarters.

     The Company is now actively engaged in the research, development, manufacturing, sale and marketing of Onko-Sure™, a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. The Company manufactures and distributes Onko-Sure™  at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. The Company is a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. The Company maintains a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Discontinued Operations

JPI’s subsidiary YYB was sold by JPI on June 26, 2009. Accordingly, the results of YYB are presented as discontinued operations in our results of operations for nine months ended September 30, 2009, and a loss of $4,139,037 was recorded from the sale of YYB. For the three months ended June 30, 2009, there were no activity at YYB. The Company’s results of operations for the three and nine months ended September 30, 2010 do not include any participation in the results of JPI.

Deconsolidation and Accounting of JPI

     Prior to September 2009, the Company manufactured and distributed generic and homeopathic pharmaceutical products and supplements as well as cosmetic products in China through a wholly owned subsidiary, JPI and JPI’s two wholly owned subsidiaries, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”) and Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited (“YYB”).

    Due to several factors, including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI. Effective September 29, 2009, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, exchanged $730,946 in salaries and related interest, accrued by the Company as of September 29, 2009, into 730,946 shares of JPI’s preferred stock, relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on its board of directors. Because of loss in control in JPI, effective September 29, 2009, the Company changed its accounting for its investment in JPI from consolidation to the cost method of accounting. The Company recorded a loss on deconsolidation of $1,953,516 in connection with the transaction.

     Because the deconsolidation did not occur until September 29, 2009, the Company’s results of operations included in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2009 included the operations of JPI. For the nine months ended September 30, 2009, the net revenues, gross profit, operating expenses and net loss before discontinued operations of JPI were $8,469,652, $3,426,772, $4,610,153 and $1,356,302, respectively.

     Based on management’s evaluation of the current and projected operations of JPI as of June 30, 2010, the Company determined that an impairment charge of approximately $2,800,000 was necessary. The valuation of JPI was based upon unobservable inputs (Level 3 inputs).

     In  June 2010, JPI’s management decided to shift their product base to concentrate on the manufacture and distribution of cancer centric products, specifically JPI’s Domperidone tables. As a result, revenues from JPI’s HPE based products (GoodNak), which were originally forecasted to contribute substantively to top line revenue, were eliminated in the current forecast. Revenues from this shift in product mix will not immediately be realized because cancer centric products require more time to produce revenues due to the difficulty in penetrating a market space with competing products. The primary factors the Company considered to determine the impairment include, but are not limited to:

•	Sales growth: based on JPI management’s expectations and historical analysis, the Company expects growth of 150% in 2011, 20% in 2012 and 2013 and 10% in 2014.

•	Risk adjusted weighted average cost of capital (“WACC”) — a WACC of 17.7% was utilized.

•	Long term growth rate: we assumed a long term growth rate of 5%

•	Cost of debt: assumed an after tax rate of 4.46%

•	Cost of equity

•	Risk free rate: 2.93%

•	Equity risk premium: 11.15%

•	Small stock risk premium: 3.99%

•	Beta: .86x

•	Subject company risk: 0%

•	Discounts: combined discount for lack of marketability and lack of control of 35%

  The significant terms of the deconsolidation of the Company’s operations in China are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Going Concern

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from continuing operations of $38,420,688 and $10,779,937 for the nine months ended September 30, 2010 and 2009, respectively, and had an accumulated deficit of $90,859,241 at September 30, 2010. In addition, the Company used cash in operating activities of continuing operations of $6,097,638 and had a working capital deficit of approximately $38 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company’s monthly cash requirement of $480,000 for operating expenses does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our Onko-Sure tm kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance of patent protection for the CIT technology.

     The Company raised gross proceeds of approximately $6.5 million in a series of four closings of convertible note and warrant purchase agreements during the nine months ended September 30, 2010 (see Note 6).

     Management’s plans include seeking financing, conversion of certain existing notes payable to common stock, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

     There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our Onko-Sure tm kits, (ii) the early stage of development of our CIT technology and the need to enter into additional strategic relationships with larger companies capable of completing the development of any ultimate product line including the subsequent marketing of such product, (iii) the absence of any commitments or firm orders from our distributors, (iv) current defaults in existing indebtedness and (v) failure to meet operational covenants in existing financing agreements which have triggered additional defaults or penalties. Our limited sales to date of the Onko-Sure tm kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their outstanding claims against us, the Company may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.

Principles of Consolidation

     As of September 29, 2009 the Company deconsolidated JPI, but the operations of JPI have been consolidated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2009 and for the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009. Intercompany transactions for the three and nine months ended September 30, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale) which have been included as discontinued operations.

Reclassification

     Certain amounts in the 2009 financial statements have been reclassified to conform with the current period presentation.

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

     The Company has entered into several distribution agreements for various geographic locations with third party distributors. Under the terms of one agreement, the Company sell product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under this arrangement. As of September 30, 2010, the Company had $103,128 of deferred revenue related to this arrangement recorded in its accompanying consolidated balance sheet.

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

     If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2010 except the impairment of the investment in JPI as noted above for the quarter ended June 30, 2010. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

     The carrying value of the Company’s investment in JPI represents its ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period the Company assess the fair value of the Company’s ownership interest in JPI in accordance with FASB ASC 325-20-35. Each year the Company conducts an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.

Note Receivable

     On August 27, 2010, the Company advanced $100,000 to Provista Diagnostic, Inc. (“Provista”). In connection with the note receivable agreement, Provista agreed to deliver two separate reports to the Company by September 30, 2010. Due to Provista’s failure to deliver such reports by September 30, 2010, the Company recorded interest income of $26,937, which represents the 25% increase from the principal balance of the note plus accrued interest of $1,927. The note requires 5 equal payments of $20,000 (totaling $100,000) on the 1st day of each month commencing on the initial interest payment date (as defined in the note) and continuing thereafter until maturity (August 27, 2011). Interest accrues on the unpaid principal balance at a rate of 12% per annum.

Beneficial Conversion Feature

     In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Derivative Financial Instruments

     The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the nine months ended September 30, 2010, the Company issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $17,986,337 as computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, the Company determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

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

     During the nine months ended September 30, 2010, several holders of the Company’s convertible debt converted portions of their notes and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $354,830, representing the embedded conversion features of the converted debt. In addition, during the nine months ended September 30, 2010, one holder of the Company`s convertible debt exercised 500,000 warrants. This resulted in a decrease of the derivative liability of $83,872, representing the value of the warrants immediately prior to the exercise.

     During the nine months ended September 30, 2010, the Company recorded additional derivative liability of $32,027 as a result of a trigger event related to the St. George convertible debt and also recorded additional derivative liability of $1,912,682 as a result of a trigger events related to the 2010 Closings (see Note 6).

     The Company re-measured the fair values of all of its derivative liabilities as of each period end and recorded an aggregate decrease of $5,681,415 in the fair value of the derivative liabilities as a component of other expense, net during the nine months ended September 30, 2010.

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

The Company estimates the fair value of these warrants and embedded conversion features using the Binomial Lattice model. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the nine months ended September 30, 2010:

For the nine months
ended September 30, 2010
Annual dividend yield	—
Expected life (years)	0.41 — 6.17
Risk-free interest rate	0.25% — 2.90%
Expected volatility	87.3% — 298.6%

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

     The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of September 30, 2010:

Level 3
Carrying
Value
September 30,
2010
Derivative Liabilities:
Embedded conversion features	$3,807,796
Warrants	10,357,891
$14,165,687
Decrease in fair value included in other expense, net	$5,681,415

The following table shows the classification of the Company’s liabilities at September 30, 2010 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2009:

Description:	Embedded Conversion Features
Balance at December 31, 2009	$44,358
Derivative liabilities added — conversion features	5,775,266
Reclassification to equity in connection with conversion of underlying debt to equity	(354,830)
Gain on change in fair value included in net loss	(1,656,998)
Balance at September 30, 2010	$3,807,796

Description:	Warrants
Balance at December 31, 2009	310,400
Derivative liabilities added — warrants	14,155,780
Reclassification to equity in connection with exercise of underlying stock warrants	(83,872)
Gain on change in fair value included in net loss	(4,024,417)
Balance at September 30, 2010	$10,357,891

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

     The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC 505-50-30, Equity-Based Payments to Non-Employees, (“ASC 505-50-30”). Under ASC 505-50-30, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

     Based on the conversion prices in effect and the interest accrued through the end of the respective periods, the potentially dilutive effects of 91,589,703 options, warrants and convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on September 30, 2010.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$321,701
Cash paid during the period for taxes	$—	$695,322

Supplemental disclosure of non-cash activities:
Fair value of warrants issued in connection with Senior Notes, included in debt issuance costs and debt discount	$—	$1,887,920
Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$—	$209,166
Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$—	$133,866
Fair value of common stock recorded as prepaid consulting	$1,321,089	$—
Fair value of warrants issued for services, included in prepaid expense	$400,000	$283,951
Reclassification of derivative liabilities to equity	$438,702	$—
Amount paid directly from proceeds in connection with convertible debt unrelated to the financing	$35,000	$—
Conversion of notes payable and accrued interest to shares of common stock	$2,905,880	$924,605
Debt issuance costs included in accounts payable	$876,501	$—
Additional derivative liability for penalty on St. George debt	$19,430	$—
Debt discounts related to derivative liabilities	$6,181,165	$—
Conversion of accounts payable to shares of common stock	$45,000	$56,089
Beneficial conversion feature recorded as debt discount	$275,150	$—
Conversion of warrants to common stock	$—	$38
Carrying value of net assets of JPI for deconsolidation	$—	$25,698,405
Fair value of derivative liabilities	$—	$510,417
Conversion of accrued salaries to ownership in JPI	$—	$730,496

Recent Accounting Pronouncements

     In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company for the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

     Other new pronouncements issued but not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 — INVENTORIES

     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$68,025	$48,852
Work-in-process	4,207	3,265
Finished goods	1,177	27,138
	$73,409	$79,255

NOTE 4 — INTANGIBLE ASSETS

     Intangible assets consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Intellectual property	$2,000,000	$2,000,000
Accumulated amortization	(916,667)	(841,667)
	$1,083,333	$1,158,333

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

NOTE 6 — DEBT

     Debt consists of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Convertible Debt:
Convertible Notes issued September 2008, net of unamortized discount of $100,005 at September 30, 2010 and $1,607,111 at December 31, 2009, respectively	$296,437	$17,775
St. George Convertible Note, issued September 2009, net of unamortized discount of $393,681 at December 31, 2009	—	222,707
First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $633,142 principal and interest for trigger events, net of unamortized discount of $115,720 at September 30, 2010	933,086	—
Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $3,953,316 principal and interest for trigger events, net of unamortized discount of $2,973,833 at September 30, 2010	6,469,648	—
Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $2,748,332 principal and interest for trigger events, net of unamortized discount of $2,143,384 at September 30, 2010	4,561,978	—
Fourth Closing of 2010 Convertible Note, issued April 26, 2010, including additional $480,108 principal and interest for trigger events, net of unamortized discount of $371,126 at September 30, 2010	794,152	—
	$13,055,301	$240,482
Senior Notes payable, net of unamortized discount of $0 and $1,701,398 at September 30, 2010 and December 31, 2009, respectively	4,441,374	1,851,854
Bridge note, including additional $82,360 principal and interest for penalties, net of unamortized discount of $104,138 at September 30, 2010	36,222	66,632
	$17,532,897	$2,158,968
Less: current portion of senior notes and Bridge note	(4,477,596)	(1,316,667)
Less: current portion of convertible debt	(13,055,301)	(240,482)
	$—	$601,819

    The significant terms of the Company’s debt issued prior to the nine months ended September 30, 2010 are described in the notes to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the “Debt Exchanges”) to enter into with its the debt holders, subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding Notes or other debt obligations for shares of the Company’s common stock. Although the exchange terms vary slightly between the debt holders, based upon the terms of each of the particular Notes, a few provisions are consistent in all of the exchange agreements: First, all of the issuances pursuant to the proposed Debt Exchanges are subject to Shareholder Approval. To that end, the Company filed its initial Preliminary Proxy Statement on Schedule 14A on February 1, 2010. The Company has the right to seek Shareholder Approval two times; since we did not receive Shareholder Approval at the second meeting on or before November 15, 2010, the Company fell back into default on all of the Notes for which shareholders did not approve the issuance of shares pursuant to the exchange agreement (see September 2010 Amendments below). Due to the SEC’s review of the periodic reports that we are required to mail with the Proxy Statement, such reports were not cleared by the November 5, 2010 deadline (10-day mailing period), and therefore we are unable to timely mail the shareholder meeting materials and hold the shareholder meeting on November 15, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the notes discussed in this Proxy Statement shall fall back into default, pursuant to which the note holders can declare the full amount owed on the notes immediately due and payable, if we fail to hold the meeting by November 15, 2010, which is further extended to December 3, 2010. All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remains in effect and no other consideration is owed to the note holders pursuant to this default. We believe it is beneficial for the note holders to maintain their note and wait until the shareholder meeting to receive shareholder approval, and then receive the shares of common stock underlying their note. As of the date of this filing, we have not received notice from any note holders declaring a default. Once the Company obtains Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement will be converted to shares of common stock and the holders thereof shall waive all current and future defaults under the debt. Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended. A Form S-1 registration statement to register the shares issuable pursuant to the note financings was filed on May 3, 2010, but has not yet been declared effective. And third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges is subject to NYSE Amex listing approval. Therefore, although some debt holders have signed an exchange agreement, they are not enforceable by us until the Company receives Shareholder Approval and approval of the New York Stock Exchange (“NYSE”) Amex to list the shares, which the Company cannot guarantee and therefore the exchange may never occur.

     As of the date of this report, we received signatures to the Exchange Agreement from a majority of the holders of the Series 1 and 2 Notes holding approximately $2,800,000 of such Notes.

     In September 2010, the Company amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. The issuance of shares under the September 2010 Amendment Debt Exchange Agreement is subject to NYSE Amex and Shareholder Approval. Due to the SEC’s review of the periodic reports that we are required to mail with the Proxy Statement, such reports were not cleared by the November 5, 2010 deadline (10-day mailing period), and therefore we are unable to timely mail the shareholder meeting materials and hold the shareholder meeting on November 15, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the notes discussed in this Proxy Statement shall fall back into default, pursuant to which the note holders can declare the full amount owed on the notes immediately due and payable, if we fail to hold the meeting by November 15, 2010, which is further extended to December 3, 2010. All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remains in effect and no other consideration is owed to the note holders pursuant to this default. We believe it is beneficial for the note holders to maintain their note and wait until the shareholder meeting to receive shareholder approval, and then receive the shares of common stock underlying their note. As of the date of this filing, we have not received notice from any note holders declaring a default.

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

     In March 2010, in an effort to further reduce its cash expenditures, the Company also amended a consulting agreement with Cantone Asset Management, LLC (“Cantone Asset”). Under the original consulting agreement, the Company was to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued Cantone Asset warrants to purchase 200,000 shares of the Company common stock at $0.60 per share. Due to our current cash situation, Cantone agreed to accept shares of our common stock in lieu of the Cash Consulting Fee and as consideration therefor, we agreed to reduce the warrant exercise price of the Cantone Warrants to $0.28 per share (the “Amendment”). Pursuant to the Amendment, and subject to stockholder approval, we shall issue Cantone an aggregate of 514,286 shares of our common stock (the “Amendment Shares”), which does not include the shares of common stock underlying the Cantone Warrants. Pursuant to the Amendment, we were required to obtain shareholder approval by September 15, 2010. Due to the continuing SEC review of our Proxy Statement and the periodic reports that we are required to submit therewith, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of a September 15, 2010 meeting. Since we were unable to hold the meeting on the original agreed date, Cantone agreed to extend the time with which we must obtain shareholder approval to November 15, 2010. Due to the SEC’s review of the periodic reports that we are required to mail with the Proxy Statement, such reports were not cleared by the November 5, 2010 deadline (10-day mailing period), and therefore we are unable to timely mail the shareholder meeting materials and hold the shareholder meeting on November 15, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the notes discussed in this Proxy Statement shall fall back into default, pursuant to which the note holders can declare the full amount owed on the notes immediately due and payable, if we fail to hold the meeting by November 15, 2010, which is further extended to December 3, 2010. All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remains in effect and no other consideration is owed to the note holders pursuant to this default. We believe it is beneficial for the note holders to maintain their note and wait until the shareholder meeting to receive shareholder approval, and then receive the shares of common stock underlying their note. As of the date of this filing, we have not received notice from any note holders declaring a default. In consideration for their agreement, we agreed to increase their Cash Consulting Fee by 25%, to $180,000, and instead issue 642,857 Amendment Shares, which shall be full and complete payment of all fees owed to Cantone under the Agreement and the Amendment.

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

     Additionally, since the Company did not pay the September 2009 Bridge Loan (the “Bridge Loan”) back before October 9, 2009, the Interest Rate automatically increased to 18% per annum, which was retroactive as of September 10, 2009, until the Bridge Loan is paid in full. Accordingly, the Company will owe a total of $15,638 in interest payments through August 30, 2010. Under the Bridge Loan Agreement, the Company agreed to pay the Investor $2,000 as reimbursement for the holder’s legal fees related to the default. Additionally, since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the current principle value of the Bridge Loan $83,000 and the Investor is entitled to $10,000 for any out-of-pocket legal costs that the Investor may incur to collect the obligation. Although the Company did not receive any notice from the holder of the Bridge Loan requesting acceleration of payment due to the default, the Bridge Loan is due and owing. In March 2010, the Company entered into an Exchange Agreement with the Investor. Under the Exchange Agreement, we agreed to the issuance of up to an aggregate of 404,526 shares of our common stock, issuable upon: (i) exchange and cancellation of all principal amount of the Bridge Loan ; (ii) cancellation of all of the interest accrued thereon, accruing at the contractual default rate of 18%, retroactively from September 10, 2009 through August 30, 2010; (iii) cancellation of all other fees due under the Bridge Loan, totaling approximately $12,000 and (iv) in consideration for such exchange and cancellations, a reduction of the warrant exercise price for the 116,000 warrants originally issued in connection with the Bridge Loan from $0.60 per share to $0.28 per share. Pursuant to the Exchange Agreement, we were required to obtain shareholder approval by September 15, 2010. Due to the continuing SEC review of our Proxy Statement and the periodic reports that we were required to submit therewith, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of a September 15, 2010 meeting. Since we were unable to hold the meeting on the original agreed date, the holder of the Bridge Loan agreed to extend the time with which we must obtain shareholder approval to November 15, 2010. In consideration for their agreement, we agreed to increase the principal balance of the Bridge Loan and pay an additional $5,000 in legal fees related to the default, as a result of which we agreed to issue the holder 592,261 shares (instead of 404,526), which includes interest payments due through December 31, 2010. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE AMEX listing approval and Shareholder Approval. If we do not receive Shareholder Approval, the exercise price of the warrants will remain at their pre-agreement amounts and the Company will have to pay the principal and accrued interest in cash. Accordingly, the Company has not accounted for the related contingent reduction of the exercise of the warrant.

     Since we were unable to have the meeting on November 15, 2010, due to the SEC comment period, all of these notes are susceptible to default, pursuant which the holders can declare the notes immediately due and payable. As of November 18, 2010 we have not received any default notices.

St. George Convertible Note and Warrant Purchase Agreement Defaults and Waivers; Note Conversions and Warrant Exercises After January 1, 2010
     On September 15, 2009, the Company issued a 12% Convertible Promissory Note (the “St. George Note”) to St. George Investments, LLC (“St. George”). On December 11, 2009 the Company entered into a Waiver of Default with St. George pursuant to which the Company agreed to repay the entire balance of the St. George Note and any adjustments thereto pursuant to the terms of the initial Waiver by February 1, 2010. Since the Company failed to pay the entire balance of the note by February 1, 2010, the Company was in default on the St. George Note. On February 16, 2010, the Company entered into a Waiver of Default agreement (“February 16 Waiver”) with St. George pursuant to which: (i) St. George waived all defaults through May 15, 2010 and agreed not to accelerate the amounts due under the Note before May 15, 2010 and (ii) St. George shall exercise their Warrant to purchase 140,000 shares of the Company common stock at $0.65 per share. In consideration for this waiver, the Company agreed to pay St. George a default fee equal to $50,000, which was added to the balance of the Note effective as of the February 16, 2010. During the nine months ended September 30, 2010, St. George converted 100% of its notes and accrued interest of $666,390 and $52,916 respectively into 2,568,951 shares of the Company’s common stock. In connection with the conversions, the Company accelerated the amortization of debt discount of $393,681. In addition the Company reclassified derivative liabilities of $259,975 and $83,872, representing the embedded conversion features of the converted debt and warrants, respectively, to equity. All of such note conversions were at $0.28 per share.

September 2008 Convertible Notes, Note Conversions and Warrant Exercises After January 1, 2010

In September 2008, we issued $2,510,000 of Convertible Debt securities (the “Convertible Debt”) which matured in September 2010. In September 2009, investors holding approximately 35% of the principal balance of this Convertible Debt elected to convert their notes to shares of our common stock at the scheduled rate of $1.20 per share. The total amount converted was $924,605, which included $885,114 of principal and $34,491 of accrued interest. These amounts were converted to 807,243 shares of common stock. Additionally, we issued 403,621 warrants, due to the 50% warrant coverage feature associated with the Convertible Debt, with an exercise price of $0.66 per share. Shares issued in connection with this conversion were issued but unregistered. Consequently, the investors could not dispose of their shares. While the investors awaited registration of the shares, the price of our common stock continued to decline, leaving the investors with ever increasing unrealized losses.

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

The Company valued the incremental shares of common stock issued from the conversion of the additional accrued interest and recorded a $63,990 charge to interest expense with an offset to common stock and additional paid in capital. The Company also examined the fair value of the original warrants on the date of modification and compared them to the fair value of the modified warrants on the date of modification, recording a $17,790 charge to interest expense with an offset to additional paid in capital. The financial statement effects of  these transactions were recorded on the date each debt holder signed their new exchange agreement during second quarter of 2010.

During the second quarter of 2010, additional Convertible Debt holders converted their notes and accrued interest balances to shares of our common stock. The total amount of principal and accrued interest converted as of September 30, 2010 was $2,645,929 which represents 90% of the total Convertible Debt issued in 2008 and $389,753 of accrued interest was also converted as of September 30, 2010. A total of 2,204,941 shares of common stock have been issued for the conversion of the Convertible Debt and accrued interest as of September 30, 2010. Related to all of the conversions that occurred during the nine months ended September 30, 2010, the Company recorded additional interest expense of $1,262,985 representing the acceleration of debt discount originally recorded in connection with the issuance of the Convertible Debt and the additional charges of $81,780 noted above. In accordance with the Convertible Debt agreements, the Company issued warrants to purchase 1,114,658 shares of our common stock, due to the 50% warrant coverage feature, with exercise prices ranging from $1.13 to $1.64. The value of these warrants was contemplated at the inception of the transaction back in 2008 and was incorporated in the original debt discount.

Pursuant to a Letter Agreement dated September 24, 2010, we sought the remaining September 2008 Convertible Note holders’ agreement to waive the current default and give us until November 15, 2010 to issue them the shares underlying the September 2008 Convertible Note. In consideration for waiving the default and extending the maturity date to November 15, 2010, we increased the principal balance of the September 2008 Convertible Note outstanding as of September 14, 2010 by 56,635 or 25% of the outstanding balance on September 14, 2010 (the “25% Increase”) and increased the interest rate to 18%, which rate shall apply to the interest due from September 15, 2010 until the Note is converted pursuant to the 2008 Letter Agreement. The September 2008 Convertible Note holders are entitled to the Bonus Interest, which we calculated as a one time fee of $113,269 or 50% of the outstanding principal balance on September 14, 2010 the principal balance of the Notes outstanding on September 14, 2010; however, such interest shall accrue at the rate of 18% per annum until paid. The amount of the 25% Increase and Bonus Interest shall be combined and such total shall be directly applied to the principal amount of the Notes outstanding on September 14, 2010. The outstanding balance of the 2008 Note immediately before the 2008 Letter Agreement was $226,538 with a corresponding unamortized debt discount of $159,547. Due to the effect of the 2008 Letter Agreement, the Company accelerated the amortization of the remaining debt discount and recorded an increased to the outstanding principal balance by $113,269 and $56,635 representing 50% bonus interest and 25% interest, respectively. Since the 50% bonus interest was in accordance with the terms of the original convertible note agreement, the Company recorded such amount as interest penalty. In accordance with relevant accounting guidance, the Company recorded the 25% increase as a loss on extinguishment since the terms as described in the 2008 Letter Agreement indicates that the prior debt agreement would be extinguished. Finally, we agreed to adjust the Conversion Price of the September 2008 Convertible Note to equal 80% of the VWAP for the 5 trading days immediately preceding the date we receive NYSE Amex Approval of the additional shares to be issued pursuant to the adjusted price (the “Adjusted Shares”); provided however, that in no event shall the Conversion Price be less than $0.28 per share.

As of September 30, 2010, a total of $396,442 is outstanding on the September 2008 Convertible Note, with a combined accrued interest, calculated through September 30, 2010 of $48,374, all of which is convertible into shares of our common stock pursuant to the Letter Agreement described above. In accordance with relevant accounting guidance, on September 14, 2010 the Company recorded a beneficial conversion feature of the principal balance of the note which resulted in the recording of $134,790 as debt discount and amortization expense of $34,785 as of September 30, 2010. Since we did not issue the shares on November 15, 2010, because the SEC comment period prevented us from holding a shareholder meeting to obtain the related approval for such issuance on November 15, 2010, the outstanding September 2008 Convertible Notes are susceptible to default. As of filing date we have not received any default notices.

Note and Warrant Purchase Agreements- March and April 2010

     During the nine months ended September 30, 2010, the Company completed four closings of convertible note and warrant purchase agreements, aggregating to approximately $11 million as follows (the “2010 Closings”):
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

[1]
The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company failed to file the registration statement timely or failed to have it declared effective timely pursuant to the terms of the Registration Rights Agreement, each such event would have been deemed a trigger event under the 2010 Financing Convertible Notes. The Company timely filed the initial registration statement on May 3, 2010, but it has not yet been declared effective. Therefore, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”) and a trigger event under the terms of the notes issued in the Fourth Closing occurred (the “August 31 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the four closings was originally $11,057,365; as a result of the June 1 Trigger Event and the August 31 Trigger Event, the principal amount of such notes is now $14,081,712 which represents 125% of the outstanding principal and accrued interest prior to the event.

Additionally, we are required under the terms of the 2010 Closings to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third and Fourth Closings. Due to the SEC review of our proxy statement and periodic reports that we are required to submit to our shareholders with this Proxy Statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore were not able to have a meeting or obtain shareholder approval on such date. This failure constitutes an event of default under the 2010 Closings, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the potential default, to maintain good relationships with the investors of the 2010 Closings, we requested the 2010 Closings’ investors to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010 (the “Extension”).

In exchange for their agreement to the Extension, we increased the principal balance of the note by another 25% to avoid our Note holders declaring a default and to obtain their agreement for us to instead hold the meeting on November 15, 2010, The Note holders also agreed to waive any defaults related to our failure to hold a meeting or obtain shareholder approval by July 15 or August 31. As of the date this filing, approximately 60% of the investors of the 2010 Closings signed the agreement. Since we are unable to hold the meeting on November 15, 2010, the 2010 Closings are susceptible to default pursuant to which the investors of the 2010 Closings can declare the entire amount outstanding immediately due and payable. As a result of the 2nd Trigger Event, the principal amount of such notes was increased to $18,462,263.

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

The First, Second, Third and Fourth Closings entered into during 2010 carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. Originally, the Company used the Black-Scholes model to valuate these derivatives. The September 30, 2010 Form 10-Q and accompanying interim condensed consolidated financial statements reflect the valuation of certain derivative liabilities related to embedded conversion features of the debt and warrants based upon the Binomial Lattice option pricing model. Subsequent to the filing of the June 30, 2010 Form 10-Q, the Company decided to move from the Black-Scholes option pricing model to the Binomial lattice option pricing model for the valuation of these embedded conversion features and warrants. The Company determined that the Binomial Lattice model more accurately valued the “down-round protections”, or reset features included in the embedded conversion features and a reset provision associated with the exercise price of the warrants. As a result of this change to the Binomial Lattice option pricing model, the Company amended its quarterly filing for the six month period ended June 30, 2010. The Company believes the Binomial Lattice model provides a better estimate of fair value of the derivative instruments at their grant dates, triggering dates, and quarter ends. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the nine months ended September 30, 2010:

For the nine months
ended September 30, 2010
Annual dividend yield	—
Expected life (years)	0.41 — 6,17
Risk-free interest rate	0.25% — 2.92%
Expected volatility	87.3% — 298.6%

As explained in the footnote 5 above, the warrants carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the following assumptions. Based on the current circumstances, the Company estimated that the Company’s registration statement will be declared effective on or around February 28, 2011. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature is no longer available to the holder. We also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date that registration statement is declared effective. Based on the cashless exercise notices already received by the Company through the date of this filing and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 50% likelihood that the investors would exercise under the cashless exercise provision and 50% likelihood that they would effect a standard exercise via cash.

The Company, through its valuation expert, then performed the following steps to estimate the fair value of the warrants on their grant date, at March 31, 2010, June 30, 2010 and at September 30, 2010. The Company has previously valued the warrants (assuming standard cash exercises,) under the Binomial Lattice option pricing model (“Binomial Model — Normal”). In addition, the Company valued the same warrants under a separate Binomial Lattice option pricing model (“Binomial Model — Cashless”), assuming that the holder would exercise under the cashless exercise feature prior to the date of the registration statement being declared effective. Under the Binomial Model — Cashless, the Company used a much shorter expected term (commensurate with the assumed date that the Company expect the registration statement to be declared effective), resulting in different volatility amounts and discount rates. One other factor that was considered for the value estimated under the Binomial Model — Cashless was that if the holder of the warrant decided to exercise under the cashless exercise feature, the number of warrant shares available to the holder was then computed under the formula noted in section 2.1(b) of the warrant agreement. On some dates, it resulted in potentially more shares being issued to the holder than what are stated on the holder’s warrant agreement and on some dates it results in potentially less shares being issued to the holder than what are stated on the warrant agreement.

We then took the total values computed under each Binomial Model and assigned a 50% likelihood or probability that the investor may exercise under either scenarios. Using 50% of the value under the Binomial Model — Normal and 50% of the value under the Binomial Model — Cashless, we then arrived at the estimated fair value assigned to warrant as of their grant dates, March 31, 2010, June 30, 2010 and September 30, 2010.

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

     Each of the convertible notes issued in the four 2010 Closings, (collectively “Notes”) mature one year from the date of issuance and carry an original issue discount. The note holders have the right, at their sole option, to convert the Notes, in whole or in part into shares of the Company’s common stock.

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

     Interest on the unpaid principal balance of the Notes shall accrue at the rate of 12% per annum, which shall increase to 18% upon the occurrence of a trigger event, as that term is defined in the Notes. Pursuant to the terms of the First, Second and Third Closings, a trigger event occurred when the Registration Statement the Company filed on May 3, 2010 was not declared effective by June 1, 2010 and therefore the interest on the notes issued in those three Closings increased to 18% per annum. The terms of the Fourth Closing requires the Company to have the registration statement declared effective by August 31, 2010 and therefore a Trigger Event occurred when the Registration Statement the Company filed on May 3, 2010 was not declared effective by August 31, 2010 with respect to the notes issued in the Fourth Closing. Commencing on the 6 month anniversary of the Notes and each 90 days thereafter on which a payment of interest is due and continuing on the first day of every third month thereafter until the one year anniversary of the Note, the Company shall pay the Lenders all interest, fees and penalties accrued but unpaid under the Notes as of such date. Pursuant to the terms of the Notes, the Company shall also pay Lenders nine equal payments representing one-twelfth of the principal amount of the Notes, commencing on the nine month anniversary of the Notes and continuing thereafter until the Maturity Date, when the Company shall pay all remaining principal and interest, in cash. The Company maintains the right to make any and all of the nine payments, at the Company’s option, in cash or shares of common stock at the greater of the Floor Price or 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable payment date.

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

     Additionally, since the Company is listed on the NYSE Amex, the Company is required to obtain stockholder approval to issue more than 19.99% of the Company issued and outstanding common stock at a discount from book or market value at the time of issuance (“19.99% Cap”). Accordingly, the Company is required under the terms of the Notes to obtain Stockholder Approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third and Fourth closing. As of September 30, 2010, the Company did not obtain Stockholder Approval but as explained below, due to the SEC comment period, scheduled the meeting for December 3, 2010. The Company is not required to issue any shares above the 19.99% Cap, if such 19.99% Cap is applicable, until the Company receives the Stockholder Approval of same.

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

     As noted above, since the registration statement registering all of the securities issuable in the First, Second, Third and Fourth Closings, was not declared effective by June 1 and August 31, 2010, a Trigger Event under the terms of the Notes issued in the 2010 Closings occurred (the “1st Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the 2010 Closings was originally $11,057,365; as a result of the 1st Trigger Event, the principal amount of such notes was increased to $14,081,712. In addition, pursuant to the terms of the Registration Rights Agreement, the Company recorded an additional $410,000 as interest expense which represents the maximum amount of $10,000 payable to each convertible Note Holder in the four closings due to failure to obtain effectiveness of registration statement.

Additionally, we are required under the terms of the 2010 Closings to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third and Fourth Closings. Due to SEC review of our proxy statement and periodic reports that we are required to submit to our shareholders with this Proxy Statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore were not able to have a meeting or obtain shareholder approval on such date. This failure constitutes an event of default under the 2010 Closings, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the potential default, to maintain good relationships with the investors of the 2010 Closings, we requested the 2010 Closings’ investors to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010 (the “Extension”).

As provided in the initial agreement, we increased the principal balance of the notes by another 25%, except that pursuant to settlement negotiations with our lead investor we agreed to increase the principal balance of the note issued in the First Closing by 68% which will be based on the carrying balance of the debt at October 14, 2010, to avoid our Note holders declaring a default and to obtain their agreement for us to instead hold the meeting on November 15, 2010, the Note holders also agreed to waive any defaults related to our failure to hold a meeting or obtain shareholder approval by July 15 or August 31. As of the date of  this filing, approximately 62% of the investors of the 2010 Closings signed the agreement. Since we are unable to hold the meeting on November 15, 2010, the 2010 Closings are susceptible to default pursuant to which the investors of the 2010 Closings can declare the entire amount outstanding immediately due and payable. As a result of the 2nd Trigger Event, the principal amount of such notes was increased to $18,362,927.

     On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“ISP Holdings” or “First Closing”) pursuant to which the Company issued the lender in the First Closing a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase 1,100,000 shares of the Company’s Common Stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note). The Note carries a 20% original issue discount and matures on March 22, 2011. The Company agreed to pay $200,000 to the lender in the First Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the Note at the closing of the transaction. As a result, the total net proceeds the Company received were $403,000, after payment made directly by Lender in the First Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lender in the First Closing may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and Warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $85,796 and $90,296, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, 2nd Trigger Event and Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest. During the 3rd quarter of 2010, ISP Holdings converted $509,336 of their Note balance into 900,000 shares of the Company’s common stock. Upon conversion, the unamortized debt discount of $141,443 related to the converted amount was immediately charged to interest expense on the day the amounts were converted.

     On April 8, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Second Closing”) pursuant to which the Company issued the Lenders in the Second Closing a Convertible Promissory Note in the aggregate principal amount of $5,490,165 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 6,528,213 shares of the Company’s Common Stock at an initial exercise price of $0.38 per share. The Note carries a 20% original issue discount and matures on April 8, 2011. The Company agreed to pay $2,285,165 to the Lenders in the Second Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of the transactions. As a result, the total net proceeds the Company received were $3,195,000, after payments made directly by Lenders in the Second Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with these transactions. The Lenders in the Second Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $2,448,402 and $4,714,626, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, 2nd Trigger Event and Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest.

     On April 13, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Third Closing”) pursuant to which the Company issued the Lenders in the Third Closing a Convertible Promissory Note in the aggregate principal amount of $3,957,030 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 4,705,657 shares of the Company’s Common Stock at an initial exercise price of $0.38 per share. The Note carries a 20% original issue discount and matures on April 13, 2011. The Company agreed to pay $1,647,030 to the Lenders in the Third Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of the transactions. As a result, the total net proceeds the Company received were $2,310,000, after payments made directly by Lenders in the Third Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with on transaction. The Lenders in the Third Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $1,147,985 and $8,576,322, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, 2nd Trigger Event and Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest.

     On April 26, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Forth Closing”) pursuant to which the Company issued the Lenders in the Forth Closing a Convertible Promissory Note in the aggregate principal amount of $685,170 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 712,949 shares of the Company’s Common Stock at an initial exercise price of $0.28 per share for two investors and up to 101,849 shares at an exercise price of $0.89 per share for the remaining two investors. The Notes carry 20% original issue discounts and mature on April 26, 2011. The Company agreed to pay $285,170 to the Lenders in the Forth Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of these transactions. As a result, the total net proceeds the Company received were $400,000, after payments made directly by Lenders in the Forth Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lenders in the Forth Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion. The embedded conversion feature of the convertible debt and warrants are recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $148,374 and $774,535, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, 2nd Trigger Event and Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest.

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
5) Occurrence of Events of Default such as our failure to pay or make payments, failure to deliver conversion shares, breaches of covenants, incomplete or misleading representation and warranties, voluntary or involuntary bankruptcy, certain governmental actions and the failure to timely cure a Trigger Event.

In no event, may the Trigger Events be applied more than twice.

See Note 2 for more information on accounting for derivative liabilities related to embedded conversion features and warrants with down round protection and valuation of these derivative liabilities.

Shares Issued in Connection with Warrant Exercises and Financing Arrangements

     During the nine months ended September 30, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 Shares of the Company’s common stock. All warrants exercised during the nine months ended September 30, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

     At various times during April 2010 debt holders of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 748,000 Shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $0.98 and $1.11 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 which excludes commission expense of approximate $62,000. The aggregate intrinsic value of the warrants exercised was $486,200. In addition, on April 20, 2010, the Company issued 3,499,999 shares of its common stock to various service providers as compensation services to be provided to the Company (see Note 10). On April 20, 2010 the Company issued 160,714 shares to settle a balance payable to a professional services firm.

     Activity in connection with the Company’s convertible debt during the nine months ended September 30, 2010, is as follows:

		St. George
	10% Notes	Debt	2010 Notes
	Issued	Issued	Issued	Issued	Issued	Issued
	Sep-08	Sep-09	Mar-10	Apr-10	Apr-10	Apr-10	Total
Carrying Value Before Discount at December 31, 2009	$1,624,886	$616,390	$—	$—	$—	$—	$2,241,276
Face value of debt issued 2010	—	—	925,000	5,490,165	3,957,030	685,170	11,057,365
Additional penalties and trigger events note increase	169,904	50,000	633,142	3,953,316	2,748,332	480,108	8,034,802
Portion of note converted to equity	(1,398,348)	(666,390)	(509,336)	—	—	—	(2,574,074)
Carrying Value Before Discount at September 30, 2010	396,442	—	1,048,806	9,443,481	6,705,362	1,165,278	18,759,369
Discount, net of accumulated amortization at December 31, 2009	(1,607,111)	(393,681)	—	—	—	—	(2,000,792)
Acceleration of amortization in connection with conversion	1,419,215	393,681	182,727	—	—	—	1,995,623
Discount attributable to 2010 notes	—	—	(651,165)	(5,490,165)	(3,957,030)	(685,170)	(10,783,530)
Amortization expense during the nine months ended September 30, 2010	87,891	—	352,718	2,516,332	1,813,646	314,044	5,084,631
Discount, net of accumulated amortization at September 30, 2010	(100,005)	—	(115,720)	(2,973,833)	(2,143,384)	(371,126)	(5,704,068)
Net Carrying Value at September 30, 2010	296,437	$—	$933,086	$6,469,648	$4,561,978	$794,152	$13,055,301

     Activity in connection with the Company’s Senior debt during the nine months ended September 30, 2010, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value Before Discount at December 31, 2009	$1,077,500	$680,000	$1,327,249	$468,350	$3,553,099
Additional penalties and trigger events note increase	269,375	170,000	331,812	117,088	888,275
Carrying Value Before Discount at September 30, 2010	1,346,875	850,000	1,659,061	585,438	4,441,374
Discount, net of accumulated amortization, at December 31, 2009	(318,178)	(327,809)	(782,043)	(273,366)	(1,701,396)
Amortization expense for the nine months ended September 30, 2010	318,178	327,809	782,043	273,366	1,701,396
Discount, net of accumulated amortization, at September 30, 2010	−	−	−	−	−
Net Carrying Value at September 30, 2010	$1,346,875	$850,000	$1,659,061	$585,438	$4,441,374

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

Pursuant to the Bridge Loan Exchange Agreement, we were required to obtain shareholder approval by September 15, 2010. Since our failure to obtain shareholder approval by September 15, 2010 would subject us to being in default of the Bridge Loan, on September 13, 2010, we sought the Bridge Loan holder’s agreement to instead hold the meeting on or before November 15, 2010. In consideration for their agreement to extend the time in which we must obtain shareholder approval, and waive any defaults related to our failure to hold the meeting by September 15, 2010, we agreed to increase the principal balance of the Bridge Loan by 25%. In accordance with relevant accounting guidance, the Company recorded the 25% increase of $57,360 to the principal balance as a loss on extinguishment which is included in the accompanying statement of operations and comprehensive loss. As a result of this increase, the current amount of principal due on the Bridge Loan is $140,360; together with the outstanding interest, calculated through September 30, 2010 of $18,896, a total of $159,256 may be exchanged pursuant to the Bridge Loan Exchange Agreement for a total of 568,771 shares. In accordance with relevant accounting guidance, on September 14, 2010, the Company recorded a beneficial conversion feature of the principal balance of the note, which resulted in the recording of $140,360 as debt discount and amortization expense of $36,222 as of September 30, 2010. If we do not receive stockholder approval for this Proposal, we will once again be in default of the Bridge Loan.

NOTE 7 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

     In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverages, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $259,000 and $225,000 are included in accrued salaries and wages in the accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively. During the nine month ended September 30, 2010, the Company paid approximately $203,000 under this arrangement to the Company’s former CEO.

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

     On June 11, 2010, Hudson Bay Fund, LP. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to the Company’s April 8, 2010 Convertible Promissory Notes. The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. The Company noted this Trigger Event and recorded in its accompanying financial statements the increase of principal. Moreover, the claim alleged that an additional Trigger Event occurred because the Company did not cure the first Trigger Event within five trading days. As a result to the Second Trigger Event, Hudson Bay alleges that the outstanding balance of the Note should be immediately increased by an additional 125%. The Company does not agree with Hudson Bay’s second allegation. As the final outcome is not determinable, no accrual or loss relating to the second allegation is reflected in the accompanying condensed consolidated financial statements.

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

     For the nine months ended September 30, 2010 and 2009, the Company recorded share-based compensation expense to employees and directors of $173,758 and $600,825, respectively. Substantially all of such compensation expense is reflected in the accompanying condensed consolidated statements of operations and comprehensive loss within the selling, general and administrative line item. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures. Options granted in 2008 vested ratably over 24 months. Based on historical turnover rates and the vesting pattern of the options, the Company’s management has assumed that there will be no forfeitures of unvested options.

Summary of Activity

     As of September 30, 2010, all outstanding stock options are fully vested. There were 1,898,001 stock options outstanding, vested and exercisable with a weighted average exercise price of $1.80 at September 30, 2010 and December 31, 2009. The Company granted no stock options, and no stock options were exercised during the entire year ended December 31, 2009. There were no forfeitures or expirations of stock options during the nine months ended September 30, 2010. The aggregate intrinsic value of options outstanding at September 30, 2010, considering only options with positive intrinsic values and based on the closing stock price, was zero.

NOTE 10 — FINANCING ACTIVITIES

Common Stock Issued for Services

   On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. Approximately 183,333 shares were earned during the year ended December 31, 2009 and 100,000 shares were earned during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 and 2009, the Company recorded general and administrative expense of $52,643 and $36,165, respectively, related to the agreement.

   On September 22, 2009, the Company entered into an agreement with Lyon Consulting for investor relation services through September 2010. The Company granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued will be periodically valued through the vesting period. Approximately 100,000 shares were earned during the year ended December 31, 2009 and 100,000 shares were earned during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company recorded general and administrative expense of $74,500 related to the agreement.

   On January 7, 2010, the Company entered into an agreement for the issuance of 100,000 shares of common stock to Boston Financial Partners for financial advisory services to be provided for the period January 1, 2010 through July 1, 2010. The shares vest ratably over the seven month period. The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received in April 8, 2010. Therefore, the shares for compensation were measured and recorded on the date the Company received AMEX approval and the Company recorded prepaid expense of $71,000 related to the agreement. The shares were being amortized over the service period, and the associated general and administrative expense of $71,000 was recorded in the nine month period ended September 30, 2010.

   On January 13, 2010, the Company entered into an agreement with B&D Consulting for investor relations services through June 13, 2010. The Company granted B&D Consulting 200,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The shares were earned during the nine months ended September 30, 2010, and the Company recorded general and administrative expense of $160,334 related to the agreement.

   On January 13, 2010, the Company entered into an agreement with Catawaba LTD (“Catawaba”) for investor relations services through September 13, 2010. The Company granted Catawaba 900,000 shares of the Company’s common stock in exchange for services which were valued at $288,000 and was recorded as prepaid consulting expense. The prepaid consulting expense will be amortized to consulting expense ratably over the service period. During the nine months ended September 30, 2010, the Company amortized $288,000 related to the consulting agreement, such amount is included in general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2010.

   On February 5, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received in April 8, 2010. The shares were issued, and service agreement does not have a forfeiture provision. Therefore, the shares for compensation were measured on the date of AMEX approval and the Company recorded $85,200 as prepaid consulting expenses for the initial 120,000 shares that is to be vested over three months and the remaining shares are expensed when earned. The Company recorded general and administrative expenses of $291,797 related to the agreement for the nine months ended September 30, 2010 with 126,667 to be earned in the subsequent period.

   On February 9, 2010, the Company entered into an agreement for the issuance of 900,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vest over a ten month period as follows: 450,000 on February 9, 2010 and 50,000 for each of the nine months ended November 30, 2010.The issuance of the shares was contingent upon AMEX Approval. AMEX Approval was received on April 8, 2010. The shares are being valued monthly as the shares are vested based on the trading price of the common stock on the month end date, and the associated consulting expenses are recorded. During the nine months ended September 30, 2010, the Company recorded general and administrative expense of $649,450 related to the agreement with 75,000 shares to be earned in the subsequent period.

   On February 22, 2010, the Company issued 160,714 shares of common stock to settle an unpaid invoice in the amount of $45,000 of accounts payable through the date of the agreement, subject to NYSE Amex Approval. AMEX Approval was received on April 8, 2010 and the Company recorded the common stock issuance of $45,000 based on stock price on such date.

   On March 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The consulting agreement indicates that the agreement can be terminated by each party after 90 days, with or without case. The shares were issued, and service agreement does not have a forfeiture provision. Therefore, the shares for compensation were measured on the date of AMEX approval and the Company recorded $127,800 as prepaid consulting expenses for the initial 180,000 shares that is be vested over three months and the remaining shares are expensed when earned. The Company recorded general and administrative expenses of $378,200 related to the agreement for the nine months ended September 30, 2010 with 242,000 shares to be earned in the subsequent period.

   During the nine months ended September 30, 2010, certain 2008 Convertible Debt holders converted their note balance and accrued interest balances to 1,397,698 shares of our common stock (see Note 6).

   During the nine months ended September 30, 2010, St. George converted 100% of its note balance and accrued interest of $666,390 and $52,916, respectively into 2,568,951 shares of our common stock (see Note 6).

   During the nine months ended September 30, 2010, ISP Holdings converted an aggregate of $509,336 of their Note balance into 900,000 shares of our common stock (see Note 6).

Warrants

A summary of activity with respect to warrants outstanding follows:

	Nine months ended
	September 30, 2010
		Weighted
		Average
		Exercise
	Warrants (1)	Price
Outstanding and exercisable, January 1, 2010	10,393,287	$1.84
Granted	13,548,668	0.40
Exercised	(1,248,000)	$0.71
Outstanding and exercisable, September 30, 2010	22,693,955	$1.04

(1)
The Company may be required to issue additional warrant shares as a result of the cashless exercise feature associated with the First, Second, Third and Fourth Closings, which may significantly impact the table above.

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

     During the nine months ended September 30, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 Shares of the Company’s common stock. All warrants exercised during the nine months ended September 30, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

     During the nine months ended September 30, 2010, convertible debt holder of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 748,000 shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $0.98 and $1.11 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 before commission of approximately $62,000. The aggregate intrinsic value of the warrants exercised was $486,200.

On May 27, 2010, the Company granted a four-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.23 per share to be earned over a 2 year period. The warrants were valued using the black-scholes option pricing model under expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and zero dividend rate. As a result of the valuation, the Company recorded $400,000 as Prepaid Consulting expense and amortized $66,668 as of September 30,2010.

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

The following is information for the Company’s reportable segments for the three months ended September 30, 2009:

	China	Corporate	Total
Net revenue	$2,628,292	$86,443	$2,714,735
Gross profit	1,022,040	64,752	1,086,792
Depreciation	187,628	17,901	205,529
Amortization	95,454	25,000	120,454
Interest expense	61,877	1,430,748	1,492,625
Loss before discontinued operations	(955,735)	(4,174,590)	(5,130,325)
Identifiable assets of continuing operations	-	27,909,792	27,909,792
Capital expenditures	$2,564	$817	$3,381

The following is information for the Company’s reportable segments for the nine months ended September 30, 2009:

The following is information for the Company’s reportable segments for the nine months ended September 30, 2009:

	China	Corporate	Total
Net revenue	$8,469,652	$137,863	$8,607,515
Gross profit	3,147,110	96,484	3,243,594
Depreciation	585,506	89,306	674,812
Amortization	309,574	75,000	384,574
Interest expense	173,335	1,885,541	2,058,876
Loss before discontinued operations	(1,397,511)	(9,380,426)	(10,777,937)
Identifiable assets	-	27,909,792	27,909,792
Capital expenditures	$1,447,356	$296,709	$1,744,065

Substantially, all of the Company’s revenues for the three and nine months ended September 30, 2009 were from foreign customers.

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

NOTE 13 — SUBSEQUENT EVENTS

During October and November 2010, ISP Holdings converted a total of $1,353,329 of the balance owed them under the First Closing Convertible Note into 2,821,000 shares of the Company’s common stock. Additionally, during the same period ISP Holdings exercised 1,100,000 warrants into the same number of our common stock through a cashless exercise. All of these shares were previously approved by AMEX for issuance.

The Company issued common stock purchase warrants to purchase, in the aggregate, up to approximately 2,756,000 shares of our common stock on October 31, 2007, December 21, 2007, March 5, 2008 and September 15, 2008 to various investors.  As a result of private negotiations during October 2010, we re-priced approximately 105,856 of these warrants held by 5 of the investors to $0.52 per share.  The original price of the warrants that were re-priced was $3.68, $4.74 and $2.69.  The remaining unexercised warrants remain exercisable at their original exercise price as set forth above.  The 105,856 warrants have now been exercised, pursuant to which we received approximately $55,000.

On October 14, 2010, the Company entered into a forbearance agreement (“Forbearance Agreement”) with two investors (ISP Holdings, LLC and St. George Investments, LLC) of the 2010 closings. These investors negotiated the terms of the Forbearance Agreement in line of entering into the Extension the other 2010 closing investors signed. Accordingly, the Company and the two investors executed the Forbearance Agreement whereby the two investors refrained and temporarily forbear from exercising and enforcing their remedies against the Company due to the event of default and in return the Company agreed as a compensation for damages to the two investors to increase the outstanding balance of the convertible note to ISP Holdings, LLC by 68% and increase the outstanding balance of the note to St. George Investments, LLC by 25%. In addition, the Company agreed to obtain the required Stockholder Approval to issue the shares underlying the convertible note and warrants on or before December 3, 2010.

On October 17, 2010, the Company issued 450,000 shares for consulting services for two consultants.

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

Overview

The Company

     Until September 2009, we were focused on the production and distribution of pharmaceutical products through our subsidiaries located in the People’s Republic of China. We have recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure™ a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned various business segments in order to monetize the value of these assets through either new partnership, separate IPO’s or that could be positioned to be sold. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (JPI); (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”); and (iii) 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations that include human placenta extract ingredients sourced from our deconsolidated Chinese subsidiary’s operation. We currently employ approximately 8 people, all located in California at our corporate headquarters.

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

     We manufacture and distribute our proprietary Onko-Sure™ cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch. For the nine months ended September 30 2010, we generated approximately $117,000 in the sales of the Company’s Onko-Sure™ IVD cancer diagnostic test kits, which is an decrease of approximately 98% in sales of this product over the same period for 2009. We believe, subject to receipt of adequate financing, revenues from Onko-Sure™ will significantly increase in 2011 due to the creation of distribution agreements which are anticipated to move the IVD cancer diagnostic test kit in markets throughout the world.  In addition to increasing our distribution network, we are also negotiating partnership agreements with laboratories certified under the Clinical Laboratory Improvement Act (“CLIA”) which will purchase Onko-Sure™ test kit for in-house use.  However, the success of the Company’s distribution strategy for these products in 2010 and 2011 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate which will have a material adverse effect on anticipated 2010-2011 revenues.

Deconsolidation and Accounting of JPI

     Due to several factors including deterioration in its relationship with local management of JPI, we relinquished control over JPI. Effective September 29, 2009, we agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, exchanged $730,946 in salaries and related interest, accrued by the Company as of September 29, 2009, into 730,946 shares of JPI’s preferred stock, relinquished all rights to past and future profits, surrendered our management positions and agreed to non-authoritative minority role on JPI’ board of directors. For accounting purposes, we converted our interest in JPI to that of an investment to be accounted for under the cost method and deconsolidated JPI as of September 29, 2009.

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

     Based on management’s evaluation of the current and projected operations of JPI as of September 30, 2010, we determined that an impairment charge of approximately $2,800,000 was necessary.

     In June 2010, JPI’s management decided to shift their product base to concentrate on the manufacture and distribution of cancer centric products, specifically JPI’s Domperidone tables. As a result, revenues from JPI’s HPE based products (GoodNak), which were originally forecasted to contribute substantively to top line revenue, were eliminated in the current forecast. Revenues from this shift in product mix will not immediately be realized because cancer centric products require more time to produce revenues due to the difficulty in penetrating a market space with competing products. The primary factors we considered to determine the impairment include, but are not limited to:

•	Sales growth: based on JPI management’s expectations and historical analysis, we expect growth of 150% in 2011, 20% in 2012 and 2013 and 10% in 2014.

•	Risk adjusted weighted average cost of capital (“WACC”) — a WACC of 17.7% was utilized.

•	Long term growth rate: we assumed a long term growth rate of 5%

•	Cost of debt: assumed an after tax rate of 4.46%

•	Cost of Equity:

•	Risk free rate: 2.93%

•	Equity risk premium: 11.15%

•	Small stock risk premium: 3.99%

•	Beta: .86x

•	Subject company risk: 0%

•	Discounts: combined discount for lack of marketability and lack of control of 35%

     The significant terms of the deconsolidation of our operations in China are described in the notes to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Monetization of the Value of JPI

     We and the management of JPI have recently developed a new path to monetizing the value of JPI. This new monetization path focuses around JPI acquiring a well-managed China-based pharmaceuticals manufacturing and marketing company, where in the acquired company management would take over operations of the combined companies.  JPI is moving forward with its plans to obtain financing, complete a reverse merger, list on a senior U.S. stock exchange, and acquire Shanxi BaoTai Pharmaceutical Co., Ltd. (BaoTai) — a privately owned pharmaceutical manufacturing company located in Taiyuan, China.    JPI’s intentions are to acquire BaoTai through a nontaxable merger of business assets into a single cancer-centric pharmaceutical company focused on developing, manufacturing and commercializing novel, high-growth cancer pharmaceutical products.  JPI and BaoTai are currently engaged in due diligence for the proposed merger and believe all closing conditions will be satisfied or waived and the deal completion to close during the first quarter of 2011.

Although a non-binding letter of intent has been executed, no definitive agreements had been reached at this time.

     As part of the deconsolidation of JPI as of September 29, 2009, we agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. There are risks and uncertainties related to the collectability of these amounts and, as a result, we recorded a 50% loan loss reserve at the time of the deconsolidation. Also, there are risks and uncertainties of investment in JPI and, as a result, as of September 30, 2010, we determined that an impairment charge of approximately $2,800,000 was necessary.

IV Diagnostics
IVD Cancer Diagnostics

Onko-Sure TM Kit

     Our Onko-Sure TM product is manufactured at our Tustin, California based facilities and is sold to third party distributors, who then sell directly to CLIA  certified reference laboratories in the United States (“US”) as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market. Our test kits are currently being sold to one diagnostic reference laboratory in the United States

     The majority of our sales were outside of the U.S. with, limited sales of test kits within the U.S. We have developed the next generation version of the Onko-SureTM test kit, and in 2009, we entered into a collaborative agreement with the Mayo Clinic to conduct a clinical study to determine whether the new version of the kit can lead to improved accuracy in the detection of early-stage cancer. In addition, we are involved with research conducted with CLIA Laboratories to expand on the Clinical utility of Onko-SureTM . The Company’s Onko-SureTM in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). Onko-SureTM is a simple, non-invasive blood test used for the detection and/or monitoring of 19 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. Onko-Sure TM can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide.

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

IVD Cancer Research and Development

     During the three months ended September 30, 2010, we spent $45,874 on research and development costs related to the Onko-Sure TM, as compared to $91,213 for the same period in 2009. During the nine months ended September 30, 2010, we spent $340,689 on research and development related to the Onko-Sure TM , as compared to $516,676 for the same period in 2009. These expenditures were incurred as part of the Company’s efforts to improve the existing Onko-Sure TM and develop the next generation Onko-Sure TM ..

     During the nine months ended September 30, 2010 the majority of expenses incurred were to fund:

•	Validation study to determine if Onko-Sure™ can be utilized as a general cancer screen for 10 to 20 different cancers in a CLIA laboratory developed test environment;

•	Evaluate ONKO-SURE™ as an additional marker in a existing test to determine if the addition will enhance and improve analytical performance.

The Company expect expenditures for research and development to grow during the fourth quarter of 2010 and first half of 2011  due to additional staff and consultants needed to support an agreement with Mayo Clinic to conduct a clinical study for the validation of the Company next generation version of its United States Food and Drug Administration(“USFDA”) approved Onko-Sure TM test kit, additional costs involved with research conducted with CLIA Laboratories to expand on the clinical utility of Onko-SureTM and additional development costs associated with entry into new markets. The objective of the collaboration is to validate the Onko-Sure™ as an aid in monitoring the disease status in patients who have been previously diagnosed with colorectal cancer and determine response to therapy. More specifically, by testing each specimen on both the generation-one kit and generation-two kit, the Company will compare the Onko-Sure™ values of colorectal cancer patients over the full range of clinical pathology stages.

     For USFDA regulatory approval on the new test, we intend to perform an additional study to demonstrate the safety and effectiveness of the next generation test for monitoring colorectal cancer. The validation study will run for three months and final results are expected in early 2011.

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

     The Company has entered into several distribution agreements and a laboratory service partner agreement for various geographic locations with third party distributors and a CLIA certified laboratory. Under terms of one agreement with a distributor and the laboratory service partner agreement, , the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) and Net Income (as defined) to its customers. The distributor is required to provide quarterly reconciliations at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under this arrangement. As of September 30, 2010, the Company had $103,128 of deferred revenue related to this arrangement recorded in our accompanying consolidated balance sheet.

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

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company regularly evaluate the collectability of the Company’s receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Impairment of Long-Lived Assets, In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company evaluate the carrying value of the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company consider the following factors or conditions, among others, that could indicate the need for an impairment review:

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

     If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on our analyses, we believe that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2010 except the impairment of the investment in JPI noted above. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of its long-lived assets and prevent future impairment.

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

Note Receivable

On August 27, 2010, the Company advanced $100,000 to Provista Diagnostic, Inc. (“Provista”). In connection with the note receivable agreement, Provista agreed to deliver two separate reports to the Company by September 30, 2010. Due to Provista’s failure to deliver such reports by September 30, 2010, the Company recorded interest income of $26,937, which represents the 25% increase from the principal balance of the note plus accrued interest of $1,927. The note requires 5 equal payments of $20,000 (totaling $100,000) on the 1st day of each month commencing on the initial interest payment date (as defined in the note) and continuing thereafter until maturity (August 27, 2011). Interest accrues on the unpaid principal balance at a rate of 12% per annum.

Beneficial Conversion Feature

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Derivative Financial Instruments

     We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the nine months ended September 30, 2010, we issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $17,986,337 as computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, we determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

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

     During the nine months ended September 30, 2010, St. George converted 100% of its convertible note and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $259,975, representing the embedded conversion features of the converted debt. In addition, during the nine months ended September 30, 2010, this holder of the Company`s convertible debt exercised 500,000 warrants. This resulted in a decrease of the derivative liability of $83,872, representing the value of the warrants immediately prior to the exercise.

     During the nine months ended September 30, 2010, a 2010 Note holder of the Company’s convertible debt converted $509,336 of its notes and accrued interest into shares of the Company’s common stock. This resulted in a decrease of the derivative liability of $94,855, representing the embedded conversion features of the converted debt.

     During the nine months ended September 30, 2010, we recorded additional derivative liability of $32.027 as a result of a trigger event related to the St. George convertible debt and also recorded additional derivative liability of $1,912,683 as a result of a trigger event related to the First, Second, Third an Fourth 2010 closings (see Note 6).

     We re-measured the fair values of all of its derivative liabilities as of each period end and recorded an aggregate decrease of $5,681,415 in the fair value of the derivative liabilities as a component of other expense, net during the nine months ended September 30, 2010.

Results of Operations
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Introduction

As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, after the elimination of our China based operations:

	Nine months ended September 30,		Difference
	2010	2009	$	%
Net revenues	$116,840	$137,863	$(21,023)	(15)%
Cost of sales	36,810	41,379	(4,569)	(11)%
Gross profit	80,030	96,484	(16,454)	(17)%
Operating expenses:
Research and development	340,689	516,676	(175,987)	(34)%
Selling, general and administrative	6,444,700	5,759,056	685,644	12%
	6,785,389	6,275,732	509,657	8%
Loss from operations	(6,705,359)	(6,179,248)	(526,111)	9%
Other income (expense):
Interest expense	(33,662,478)	(1,885,541)	(31,776,937)	1,685%
Gain on change in fair value of derivative instruments	5,681,415	87,083	5,594,332	6,424%
Gain on extinguishment of debt	(1,002,270)	-	(1,002,270)	100%
Impairment of investment in JPI	(2,761,993)	-	(2,761,993)	100%
Other expense, net	29,997	(37,029)	67,026	(181)%
Total other expense, net	(31,715,329)	(1,835,487)	(29,879,842)	1,628%
Net loss	(38,420,688)	(8,014,735)	(30,405,953)	379%

Net Revenues

     Net revenues during the nine months ended September 30, 2010, were primarily earned from the sale of ONKO-SURE™ test kits. The revenues during the nine months ended September 30, 2010, decreased 15% as compared to the same period in prior year. We increased efforts to develop our distribution networks. With USFDA approval of the Company’s ONKO-SURE tm product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will increase in the remaining of 2010 and will continue in 2011.

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

Gross Profit

     The major components of cost of sales include raw materials and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. The decrease in cost of sales is primarily due to decrease sales of ONKO-SURE tm test kits. In addition, during the nine months ended September 30, 2010, our gross margin decreased to approximately 68% from approximately 70%, during the same period of the prior year, due to increase of direct labor cost as a result of hiring qualified manufacturing staff.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, financial reporting, stock exchange and shareholder services. Included in selling, general and administrative expenses were non-cash expenses incurred during the nine months ended September 30, 2010 of approximately $174,000 for options issued to employees and directors, $1,621,000 of common stock, options and warrants issued to consultants for services. This increase is primarily due to increase of cash and noncash expenses of investor relations related to our four closings of debt financing during the nine months ended September 30, 2010. The decrease in the remaining balance of the selling, general and administrative expenses is due to relinquished control, deconsolidation of JPI effective September 29, 2009, and management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses after the elimination of our China based operations:

	Nine months ended September 30,
	2010	2009
Investor relations (including value of warrants/common stock shares)	$2,849,673	$660,742
Salary and wages (including value of options)	1,306,297	2,158,208
Accounting and other professional fees	1,346,966	1,350,630
Stock exchange fees	103,318	—
Directors fees (including value of options)	122,968	352,809
Rent and office expenses	138,241	128,364
Employee benefits	96,411	91,568
Travel and entertainment	159,091	130,831
Insurance	42,592	145,029
Taxes and licenses	72,494	74,417
Other	206,649	666,458
	$6,444,700	$5,759,056

Interest Expense

     Interest expense increased due to the issuance of debt instruments derivative liabilities and the amortization of the related debt discounts and debt issuance costs during the nine months ended September 30, 2010. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the nine months ended September 30, 2010:

For the nine months
ended September 30, 2010
Annual dividend yield	—
Expected life (years)	0.41 — 6.17
Risk-free interest rate	0.25% — 2.9%
Expected volatility	87.3% — 298.6%

For instruments that include an optional cashless exercise provision, the Company applied a 50/50 probability that the holder will exercise under either scenarios, that is the cashless exercise or the cash exercise. The cashless exercise provision expires once the underlying instruments’ shares are registered.

     The significant increase in interest expense from $2,058,876 to $33,662,478 for the nine months ended September 30, 2009 compared to the same period in 2010, respectively, is primarily due to (i) $11,905,244 in excess fair value of the debt discount, recorded at origination, for the four closings in 2010 for the derivatives associated with the conversion feature and warrants, (ii) $1,925,279 related to additional interest penalty recorded as derivative liabilities for the embedded conversion feature associated with the incremental principal and accrued interest added to the outstanding balance of the convertible debt; and (iii) $10,806,592 of amortization of debt discounts and debt issuance costs on convertible debt balances.

	[1]		[2],[4]	[3]
	Fair Value of Derivatives in Excess of Debt Discounts		Penalties Added To Principal	Penalties added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Total
	[7]			[7]	[8]	[8]
Senior Notes:
December 2008	$-		$-	$-	$169,947	$318,178	$488,125
January 2009	-		-	-	119,279	327,808	447,087
May 2009	-		-	-	348,276	782,043	1,130,319
June 2009	-		-	-	128,386	273,366	401,752
Other	-		-	-	77,109	36,222	113,331

Convertible Debt:
September 2008	-		113,269	-	-	287,474	400,743
Conversions	-		-	-	445,912	1,398,348	1,844,260
St. George	-		50,000	12,597	-	393,681	456,278
1st Closing	-		633,142	154,991	144,675	535,445	1,468,253
2nd Closing	3,968,028		3,953,316	969,329	203,966	2,516,332	11,610,971
3rd Closing	7,414,307		2,748,333	674,580	147,005	1,813,646	12,797,871
4th Closing	522,909		480,108	113,782	25,450	314,044	1,456,293

Incremental Cost of Shares and Warrants	-	[5]	-	-	-	-	81,780
Interest on Debt (excluding amounts added to principal)	-	[6]	-	-	-	-	965,415
Total Interest expense	$11,905,244		$7,978,168	$1,925,279	$1,810,005	$8,996,587	$33,662,478

[1]	This amount represents the excess fair value of the debt discount related to the derivative liability associated with the embedded conversion feature and warrants (see Note 6).

[2]	This amount represents additional penalty interest and/or accrued interest added directly to the outstanding prinicipal of the convertible debt for Trigger Events (see Note 2).

[3]
This amount represents additional interest recognized for the increase in principal balance associated with the embedded conversion feature of the 2010 Closings as a result of the June 1, 2010 and August 31,Trigger Event (see Note 6).

[4]
This amount includes $410,000 of additional penalty recognized for the default related to the registration rights agreements as a result of not being declared effective by June 1, 2010 related to the First, Second and Third Closings in 2010 and byAugust 31, 2010 for the Fourth closing.

[5]	This amount represents the incremental costs associated with the additional shares and warrants issued in connection with the 2008 convertible debt that occurred during Q2 of 2010.

[6]	This amount represents the interest portion of the debt based on the respective interest rates as noted in footnote 6, as of September 30, 2010.

Sum of [7]	13,830,523 Total interest expense related to fair value of derivative instruments granted

Sum of [8]	10,806,592 Total amortization of debt discount and debt issuance costs

Other Expense, Net

The increase in total other expenses, net is primarily due to approximately $32 million increase in interest expense due to the interest penalties, triggering events, issuance of debt instruments and warrants with derivative liabilities and amortization of the related debt discounts and debt issuance costs, approximately $1 million loss on extinguishment of debt, offset by a gain of approximately $6 million from change, in fair value of derivative liabilities for the nine months end September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

As noted above, we deconsolidated our operations in China effective September 29, 2009. The table below reflects the comparative results for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, after the elimination of our China based operations:
	Three months ended September 30,		Difference
	2010	2009	$	%
Net revenues	$34,446	$86,443	$(51,997)	60%
Cost of sales	6,697	21,691	(14,994)	(69)%
Gross profit	27,749	64,752	(37,003)	(57)%
Operating expenses:
Research and development	45,874	91,213	(45,339)	(50)%
Selling, general and administrative	2,320,540	2,002,007	318,533	16%
	2,366,414	2,093,220	273,194	13%
Loss from operations	(2,338,665)	(2,028,468)	(310,197)	15%
Other expense:
Interest expense	(11,560,549)	(1,430,748)	(10,129,801)	708%
Gain on change in fair value of derivative instruments	2,922,826	87,083	2,835,743	3,256%
Gain on extinguishment of debt	(1,002,270)	—	(1,002,270)	100%
Other expense, net	31,874	35,798	(3,924)	(11)%
Total other expense, net	(9,608,119)	(1,307,867)	(8,324,604)	635%
Net loss	(11,946,784)	(3,336,335)	(8,610,449)	258%

Net Revenues

     Net revenues during the three months ended September 30, 2010, were primarily earned from the sale of ONKO-SURE™ test kits. The revenues during the three months ended September 30, 2010, decreased 60% as compared to the same period in prior year. We increased efforts to develop our distribution networks. With USFDA approval of the Company’s ONKO-SURE tm product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will increase in the remaining of 2010 and will continue in 2011.

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

Gross Profit

     The major components of cost of sales include raw materials and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance. The decrease in cost of sales is primarily due to decreased sales. During the three months ended September 30, 2010, the Company’s gross margin increased to approximately 81% during the three months ended September 30, 2010 from approximately 75%, during the same period of the prior year due to improvement of manufacturing process, economies of scale and improved planning for manufacture of perishable components used in manufacturing process.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, financial reporting, stock exchange and shareholder services. Included in selling, general and administrative expenses were non-cash expenses incurred during the three months ended September 30, 2010 of approximately $978,000 of common stock and warrants issued to consultants for services. The increase in selling, general and administrative expenses is primarily due to increase of cash and noncash expenses of investor relations and secondarily due to increased accounting and other professional fees. The increase in these categories are related to the four closings of debt financing during the three months ended September 30, 2010. The decrease in the remaining categories of the selling, general and administrative expenses is due to relinquished control and deconsolidation of JPI effective September 29, 2009 and management’s continued efforts to manage selling, general and administrative expenses.

     The table below details the major components of selling, general and administrative expenses:

	Three months ended September 30,
	2010	2009
Investor relations (including value of warrants/options)	$1,018,662	$112,945
Salary and wages (including value of options)	449,302	705,780
Accounting and other professional fees	581,496	332,678
Stock exchange fees	(39,182)	—
Directors fees (including value of options)	11,000	182,713
Rent and office expenses	47,518	34,886
Employee benefits	30,193	34,368
Travel and entertainment	88,958	53,247
Insurance	1,703	48,683
Taxes and licenses	31,778	9,581
Other	144,986	487,126
	$2,366,414	$2,002,007

Interest Expense
     Interest expense increased due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities during the three months ended September 30, 2010. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the three months ended September 30, 2010:

For the three months
ended September 30, 2010
Annual dividend yield	—
Expected life (years)	0.41 — 5.67
Risk-free interest rate	0.25% — 1.90%
Expected volatility	125.6% — 298.6%

For instruments that include an optional cashless exercise provision, the Company applied a 50/50 probability that the holder will exercise under either scenarios, that is the cashless exercise or the cash exercise. The cashless exercise provision expires once the underlying instruments’ shares are registered.

     The significant increase in interest expense from $1,492,625 to $11,560,549 for the three months ended September 30, 2009 compared to the same period in 2010, respectively, is primarily due to (i) $1,096,705 related to additional interest penalty recorded as derivative liabilities for the embedded conversion feature associated with the incremental principal and accrued interest added to the outstanding balance of the convertible debt, (ii) $4,740,873 of default penalties added directly to the outstanding convertible debt balance and (iii) $5,549,240 of amortization of debt discounts and debt issuance costs on convertible debt balances.

	[1]		[2],[4]	[3]
	Fair Value of Derivatives in Excess of Debt Discounts		Penalties Added To Principal	Penalties added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Total
	[7]			[7]	[8]	[8]
Senior Notes:
December 2008	$-		$-	$-	$92,783	$173,710	$266,493
January 2009	-		-	-	79,877	219,521	299,398
May 2009	-		-	-	317,988	714,032	1,032,020
June 2009	-		-	-	101,566	216,260	317,826
Other	-		-	-	64,988	36,222	101,210
	-		-	-	-	-	-
Convertible Debt:	-		-	-	-	-	-
September 2008	-		113,269	-	-	238,258	351,527
Conversions	-		-	-	92,290	-	92,290
St. George	-		-	-	-	-	-
1st Closing	-		365,282	86,569	91,531	371,790	915,172
2nd Closing	-		2,211,195	524,035	111,255	1,372,545	4,219,030
3rd Closing	-		1,571,019	372,319	80,184	989,262	3,012,784
4th Closing	-		480,108	113,782	13,881	171,297	779,068
Interest on Debt (excluding amounts added to principal)	-	[6]	-	-	-	-	173,731
Total Interest expense	$-		$4,740,873	$1,096,705	$1,046,343	$4,502,897	$11,560,549

[1]	This amount represents the excess fair value of the debt discount related to the derivative liability associated with the embedded conversion feature and warrants (see Note 6).

[2]	This amount represents additional penalty interest and/or accrued interest added directly to the outstanding prinicipal of the convertible debt for Trigger Events (see Note 2).

[3]
This amount represents additional interest recognized for the increase in principal balance associated with the embedded conversion feature of the 2010 Closings as a result of Trigger Events (see Note 6).

[4]
This amount includes $40,000 of additional penalty recognized for the default related to the registration rights agreements as a result of not being declared effective by August 31, 2010 related to the Fourth Closing in 2010.

[5]	This amount represents the interest portion of the debt based on the respective interest rates as noted in footnote 6, as of June 30, 2010.

Sum of [7]	1,096,705 Total interest expense related to fair value of derivative instruments granted

Sum of [8]	5,549,240 Total amortization of debt discount and debt issuance costs

Other Expense, Net

     The increase in total other expenses, net is primarily due to approximately $11.6 million in interest expense due to the issuance of debt instruments and the amortization of the related debt discounts, debt issuance costs, and derivative liabilities, approximately $1 million loss on extinguishment of debt during the three months ended September 30, 2010, offset by a gain of approximately $2.9 million from change in fair value of derivative liabilities.

Liquidity and Capital Resources

     Historically, our operations have not been a source of liquidity. At September 30, 2010, we had a significant amount of relatively short term indebtedness that was in default or past due and we may be unable to satisfy our obligations to pay interest and principal thereon. As of September 30, 2010, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accounts payable and accrued expenses of approximately $970,000;

(ii)	Accrued salaries of approximately $360,000;

(iii)	Accrued interest of approximately $1,091,000;

(iv)
Approximately $396,000 in unsecured convertible notes bearing default interest at 10% per annum increased to 18% per annum due to failure to pay the Notes by September 29, 2010; On September 24, 2010, pursuant to letter Agreement, we sought the September 2008 convertible Note holders' agreement to waive the current default and extend the maturity date until November 15, 2010. (See Note 6)

(v)
Approximately $18.4 million in unsecured convertible notes bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of trigger event, due one year from issuance. As of September 30, 2010, the principal increased by approximately $7.8 million due to trigger events and default. These convertible notes are related to four closings during March and April of 2010;

(vi)
An $140,000 unsecured bridge loan bearing interest at 12% per annum increased to 18% per annum due to nonpayment which was due October 9, 2009. As of September 30, 2010, the principal increased by approximately $57,000 due to default.  Also, we have obligations under a consulting agreement aggregating $25,000 due to Cantone Research, Inc. and Cantone Asset Management, LLC, respectively; and

(vii)
Approximately $4.4 million in senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2010 and May 2011. As of September 30, 2010, the principal increased by approximately $888,000 (which is recorded as loss on extinguishment in accordance with relevant accounting guidance) due to failure to pay interest due on December 1, 2009 or March 1, 2010. In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the "Debt Exchanges") to enter into with its the debt holders, subject to shareholder approval ("Shareholder Approval") of such share issuances, pursuant to which the debt holders would exchange their outstanding Notes or other obligations for shares of the Company's common stock. (See Note 6)

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

[1]
The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company failed to file the registration statement timely or failed to have it declared effective timely pursuant to the terms of the Registration Rights Agreement, each such event would have been deemed a trigger event under the 2010 Financing Convertible Notes. The Company timely filed the initial registration statement on May 3, 2010, but it has not yet been declared effective. Therefore, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”) and a trigger event under the terms of the notes issued in the Fourth Closing occurred (the “August 31 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the four closings was originally $11,057,365; as a result of the June 1 Trigger Event and the August 31 Trigger Event, the principal amount of such notes is now $14,081,712 which represents 125% of the outstanding principal and accrued interest prior to the event.

Additionally, we are required under the terms of the 2010 Closings to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third and Fourth Closings. Due to the SEC review of our proxy statement and periodic reports that we are required to submit to our shareholders with this Proxy Statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore were not able to have a meeting or obtain shareholder approval on such date. This failure constitutes an event of default under the 2010 Closings, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the potential default, to maintain good relationships with the investors of the 2010 Closings, we requested the 2010 Closings’ investors to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010 (the “Extension”).

In exchange for their agreement to the Extension, we increased the principal balance of the note by another 25% to avoid our Note holders declaring a default and to obtain their agreement for us to instead hold the meeting on November 15, 2010, The Note holders also agreed to waive any defaults related to our failure to hold a meeting or obtain shareholder approval by July 15 or August 31. As of the date this filing, approximately 60% of the investors of the 2010 Closings signed the agreement. Since we are unable to hold the meeting on November 15, 2010, the 2010 Closings are susceptible to default pursuant to which the investors of the 2010 Closings can declare the entire amount outstanding immediately due and payable. As a result of the 2nd Trigger Event, the principal amount of such notes was increased to $18,462,263.

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

The First, Second, Third and Fourth Closings entered into during 2010 carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. Originally, the Company used the Black-Scholes model to valuate these derivatives. Consequent to the filing of the September 30, 2010 Form 10-Q, the Company decided to move from the Black-Scholes option pricing model to the Binomial Lattice option pricing model for the valuation of these embedded conversion features and a reset provision associated with the exercise price of the warrants. The Company determined that the Binomial Lattice model more accurately valued the “down-round protections”, or reset features included in the embedded conversion features and warrants. The Company believes the Binomial Lattice model provides a better estimate of fair value of the derivative instruments at their grant dates, triggering dates, and quarter ends. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the three months ended September 30, 2010:

For the nine months
ended September 30, 2010
Annual dividend yield	—
Expected life (years)	0.47 — 6.17
Risk-free interest rate	0.25% — 2.9%
Expected volatility	87.3% — 298.6%

As explained above, the warrants carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the foregoing explained assumptions. Based on the current circumstances, we estimate that the Company’s registration statement will be declared effective on or around February 28, 2011. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature is no longer available to the holder. We also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date that registration statement is declared effective. Based on the cashless exercise notices already received by the Company through the date of this letter and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 50% likelihood that the investors would exercise under the cashless exercise provision and 50% likelihood that they would effect a standard exercise via cash.

The Company, through its valuation expert, then performed the following steps to estimate the fair value of the warrants on their grant date, at March 31, 2010, and at September 30, 2010. The Company has previously valued the warrants (assuming standard cash exercises, ) under the Binomial Lattice option pricing model (“Binomial Model — Normal”). In addition, the Company valued the same warrants under a separate Binomial Lattice option pricing model (“Binomial Model — Cashless”), assuming that the holder would exercise under the cashless exercise feature prior to the date of the registration statement being declared effective. Under the Binomial Model — Cashless, the Company used a much shorter expected term (commensurate with the assumed date that the Company expect the registration statement to be declared effective), resulting in different volatility amounts and discount rates. One other factor that was considered for the value estimated under the Binomial Model — Cashless was that if the holder of the warrant decided to exercise under the cashless exercise feature, the number of warrant shares available to the holder was then computed under the formula noted in section 2.1(b) of the warrant agreement. On some dates, it resulted in potentially more shares being issued to the holder than what are stated on the holder’s warrant agreement and on some dates it results in potentially less shares being issued to the holder than what are stated on the warrant agreement.

We then took the total values computed under each Binomial Model and assigned a 50% likelihood or probability that the investor may exercise under either scenarios. Using 50% of the value under the Binomial Model — Normal and 50% of the value under the Binomial Model — Cashless, we then arrived at the estimated fair value assigned to warrant as of their grant dates, March 31, 2010 and September 30, 2010 (see Note 13 Restatement for the effect of the change from the Black Scholes model to the Binomial Model).

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

     Our cash balances at September 30, 2010 and December 31, 2009 were approximately $917,000 and $12,000, respectively.

Operating activities. Our net cash used in operations of continuing operations was $6,097,638 and $2,386,878 for the nine months ended September 30, 2010 and 2009, respectively. The primary driver of cash used in operations during the nine months ended September 30, 2010 and 2009 was the net loss of approximately $38.4 million and $14.9 million, respectively. The effect of the net loss during the nine months ended September 30, 2010 was partially offset by significant non-cash activity such as (i) approximately $10,763,000 for the amortization of debt issuance costs and debt discounts, (ii) approximately $174,000 for the fair value of options granted to employees and directors for service, (iii) approximately $2,355,000 representing the fair market value of common stock, warrants and options expensed for services, (iv) approximately $7,978,000 related to additional principal added for triggering events, (v) approximately $2,762,000 representing impairment charge on investment in JPI, (vi) approximately $1,000,000 representing loss on extinguishment of debt and (vii) approximately $13,831,000 representing interest expense related to fair value of derivative instruments granted. The effect of the net loss was further offset by an aggregate gain from change in fair value of derivative liabilities of approximately $5,681,000.

Investing activities. We used approximately $124,000 and $1.8 million in investing activities during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2009, we made expenditures in an effort to regain our GMP certification for JJB’s small injectible manufacturing lines. In addition, we acquired lab and office equipment for our U.S. facility to support our ONKO-SURE test kit initiatives. During the nine months ended September 30, 2010, we acquired lab and office equipment for our Tustin facility and advanced $100,000 for a note receivable.

Financing activities . Cash proceeds from the issue of debt, net of discounts and debt issue costs, were approximately $6.3 million and $2.1 million during the nine months ended September 30, 2010 and 2009, respectively. In addition, we collected proceeds of approximately $818,000 from the exercise of warrants during the nine months ended September 30, 2010.

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

Going Concern

     The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $38,420,688 and $10,779,937 for the nine months ended September 30, 2010 and 2009, respectively, and had an accumulated deficit of $90,859,241 at September 30, 2010. In addition, we used cash in operating activities of continuing operations of $6,097,638 and had a working capital deficit of $32,247,532.  These factors raise substantial doubt about our ability to continue as a going concern.

     The Company’s monthly cash requirement of $480,000 for operating expenses does not include any extraordinary items or expenditures, including payments to the Mayo Clinic on clinical trials for our ONKO-SURE tm kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance to of patent protection for the CIT technology.

     We raised net proceeds of approximately $6.3 million in connection with convertible note and warrant purchase agreements during the nine months ended September 30, 2010. Additionally, in 2010, we entered into a 5-year collaboration agreement with a third party to commercialize our CIT technology in India, resulting in a potential revenue sharing arrangement. We are actively securing additional distribution agreements that include potential revenue sharing arrangements in 2010.

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
During the nine months ended September 30, 2010, we did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records. This control deficiency contributed to the individual material weaknesses described below:

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

Remediation Plan for Material Weaknesses

     As of December 31, 2009 and September 30, 2010 there were control deficiencies which constitute material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have:

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

 Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2009 and September 30, 2010. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness have been remediated. We intend to continue to evaluate and strengthen our Internal Control Over Financial Reporting (“ICFR’) systems. These efforts require significant time and resources.

     Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting.
     Except as set forth above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)
We previously disclosed information relating to defaults on our senior notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 15, 2010 and therefore are not required to provide such information herein.

(b)	Not Applicable.

(c)	Not applicable.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

(a)	Not Applicable.

(b)	Not applicable.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 18, 2009.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 12, 2010.)

31.1	Certification of Principal Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Radient Pharmaceuticals Corporation
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIENT PHARMACEUTICALS CORPORATION (Registrant)

Date: November 22, 2010	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
President and Chief Executive Officer

Date: November 22, 2010	By:	/s/ Akio Ariura
Akio Ariura,
Chief Financial Officer and Secretary (Principal Financial Officer)