Form 10-K
period 2010-12-31
RADIENT PHARMACEUTICALS Corp
filed 2011-05-25
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

Commission File Number 1-16695

Radient Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100 Tustin, California 92780-7039 (Address of principal executive offices)	(714) 505-4460 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex US

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to  Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

 As of May 20, 2011, 117,378,991 shares of common stock were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2010 (the last trading day in the second calendar quarter of 2010) as reported by the NYSE Amex) $29,104,150 (based upon the closing price of the common stock on such date as reported. For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

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

PART I

Item 1.  Business

Radient Pharmaceuticals Corporation, “we”, “our”, “us”, “Radient”, the “Company” recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic and monitoring products, including our Onko-Sure®, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the third and fourth quarter of 2009, we repositioned certain business assets that we believe will enable us to monetize such assets through new partnerships, separate potential reverse mergers or possible sales. These special assets include: (i) our 98% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); and (ii) our 100% Ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”).

Until September 2009, we operated in China through our wholly owned subsidiary, JPI. JPI engages in the manufacture and distribution of generic and homeopathic pharmaceutical products and supplements, as well as cosmetic products.  JPI manufactures and distributes its products through a wholly-owned Chinese subsidiary, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited (“JJB”).  During the quarter ended September 30, 2009, we deconsolidated JPI due to the inability to exercise significant influence of its operations (See “Deconsolidation” below). In connection with the deconsolidation, we reclassified our China pharmaceutical manufacturing and distribution business (conducted through our JPI subsidiary) as a business investment, rather than a consolidated operating subsidiary.  As of December 31, 2010, we impaired our investment in JPI to zero and wrote off such investment for financial purposes.  See Note 1 to the accompanying consolidated financial statements.

On September 25, 2009, we changed our corporate name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation,” because we believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

We are now actively engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure® product, a proprietary IVD Cancer Test in the United States, Canada, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world.  Our product is sold to third party distributors, who then sell directly to Clinical Laboratory Improvement Amendments (“CLIA”) certified reference laboratories in the United States as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market.

We manufacture and distribute our proprietary Onko-Sure® test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

IVD DIAGNOSTICS DIVISION

IVD Industry and Market

During fiscal 2010 and 2009, we had four and three customers which represented approximately 94% and 92% of our net revenues, respectively.  For the year ended December 31, 2010 and 2009, two customers were based in the U.S. and represented approximately 59% and 27% of our net revenues and two customers were based outside the US and represented approximately 35% and 65% of our net revenues, respectively.

Below is a table showing our major customers and percentage of sales for each:

		% of Net Revenues
Customer	Location	2010	2009
A	US	35%	*
B	US	24%	27%
Total US		59%	27%

C	Vietnam	20%	20%
D	Taiwan	15%	45%
Total Foreign		35%	65%

*	less than 10% of net revenues for 2009

On July 3, 2008 we received a determination letter from the USFDA approving our application to market Onko-Sure® test kit as an immunology and microbiology device to monitor colorectal cancer under the category “Tumor Associated Antigens Immunological Test System” as a Class II IVD device. The receipt of United States Food and Drug Administration (“USFDA”) clearance for marketing our proprietary Onko-Sure® cancer test kit in July 2008 has given us significant visibility in the in-vitro diagnostics (“IVD”) industry. The growth of the IVD marketplace has been driven by an increase in the incidence of cancer, other chronic and infectious diseases, emerging technologies and increasing patient awareness. The world market for IVD tests for cancer is expected to grow at nearly 11% annually and could reach nearly $8 billion by the end of 2012. (Kalorama Information: The Worldwide Market for Cancer Diagnostics, 3rd Edition, 2008 www.healthimaging.com).

Onko-Sure®

We are the developer and worldwide marketer of Onko-Sure®, non-invasive cancer blood test kit.  On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70™ to the more consumer friendly, trademarked brand name “Onko-Sure®,” which we believe communicates it as a high quality, innovative consumer cancer test. We also installed a new tag line -- “The Power of Knowing” -- which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.  In clinical trials, the Onko-Sure® test kit has demonstrated its ability to detect the presence of certain cancers in humans with a high sensitivity between 50% - 100% and specificity  between 57% - 100%.  Onko-Sure® is a simple, non-invasive blood test used for the detection and/or monitoring of  the presence of certain cancers, including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. A positive Onko-Sure® value is followed with other diagnostic tests to determine the specific type of cancer. Onko-Sure® can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide.

The Onko-Sure® test kit is a tumor-marker, which is a biochemical substance indicative of neoplasia, potentially specific, sensitive, and proportional to tumor load, used to screen, diagnose, assess prognosis, follow response to treatment, and monitor for recurrence. As Onko-Sure® test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if their physician is not vigilant in following up on the Onko-Sure® test kit results with other clinically relevant diagnostic modalities. While the Onko-Sure® test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

The Onko-Sure® test kit can be added easily and inexpensively to the pre-existing line of ELISA-based diagnostics performed routinely by clinical laboratories throughout the world. Furthermore, the Onko-Sure® test kit can be used in place of more costly and time consuming diagnostic tests. In clinical trials in U.S., China, Germany, Taiwan and Turkey, Onko-Sure® has been used as a screen for multiple cancers while only needing a single blood sample.

Our Onko-Sure® test kits are currently sold in the form of a 96 well test plate, which, after standards are applied, 43 individual tests can be run in duplicate. These tests are typically run in a reference laboratory with test results determined by using a micro-titer reading analyzer. Results are sent to the attending physician who then relays those results to the patient. Typically, a patient can receive results within 3-5 days from the blood draw date.

Onko-Sure® Test Kit Sales and Distribution Strategy

We are seeking to engage additional distributors who will sell to reference and clinical laboratories in the U.S., and other countries to make the Onko-Sure® test kit available to physicians and patients. Our objectives regarding the development, marketing and distribution of our Onko-Sure® test kit are to:

•	obtain international approvals;

•	develop new distribution channels in new markets;

•	distribute greater quantities of kits in approved markets;

•	fully utilize our GMP manufacturing facilities in the U.S. to foster worldwide sales;

•	automate the Onko-Sure® test kit; and

•	eventually create a “rapid test” format of Onko-Sure® test kit to extend sales into rural areas and Physician Owned Labs (“POL”) .

As of December 31, 2010, we had the following distribution agreements:

•
Exclusive five-year distribution agreement with Grifols USA, LLC (“Grifols”).  This distribution agreement allows Grifols USA, LLC to market and sell Onko-Sure® for the monitoring of colorectal cancer to hospitals, clinical laboratories, clinics and other health care organizations in the U.S. and Puerto Rico.

•	Exclusive two-year distribution agreement with Tarom Applied Technologies Ltd for the marketing and sales of Onko-Sure® in Israel.

•
Four distinct exclusive five-year distribution agreements, one three-year distribution agreement, and one two-year distribution agreement, with GenWay Biotech, Inc. (“GenWay”). These six distribution agreements allows Genway to market and sell Onko-Sure® for uses other than colorectal cancer to CLIA-certified laboratories in the U.S. as a lung cancer screen to laboratories in Canada, and the marketing and sales of Onko-Sure® in the United Kingdom, European Union, the Middle East, Russia, Greece, and Turkey.

•	Exclusive five-year distribution agreement with Jaiva Guar Diagno (“Jaiva GD”). This distribution agreement allows Jaiva GD to market and sell Onko-Sure® in India.

•
Exclusive five-year distribution agreement with AMDL Australia PTY Ltd. (“AMDL Australia”).  This distribution agreement allows AMDL Australia to market and sell Onko-Sure® in Australia and New Zealand.

•	Exclusive five-year distribution agreement with Phu Gia Trading Co. Ltd. (“Phu Gia”). This distribution agreement allows Phu Gia to market and sell Onko-Sure® in Vietnam, Laos, and Cambodia.

•
Exclusive five-year distribution agreement with Bio-Asia Diagnostics Co. Ltd. (“Bio-Asia”).  This distribution agreement allows Bio-Asia to market and sell Onko-Sure® exclusively in Hong Kong and non-exclusively for research use only in China.

•	Non-exclusive five-year distribution agreement with Omnimed Inc. (“Omnimed”). This distribution agreement allows Omnimed to market and sell Onko-Sure® in South Korea.

•	Non-exclusive five-year distribution agreement with Naroo Ditech Inc. (“Naroo”). This distribution agreement allows Naroo to market and sell Onko-Sure® in Korea.

In all of our exclusive distribution agreements, the distributor is required to purchase a minimum number of Onko-Sure® test kits during each quarter of the agreement to maintain their exclusivity rights in their assigned territories.  If minimum purchase requirements are not met, we maintain the right to convert the exclusive agreement into a non-exclusive agreement.  The distributor is not legally bound to meet the minimums and in most cases, failure to meet the minimum does not constitute a breach of contract.

Our five-year distribution agreement with Grifols is for the United States and Puerto Rico to distribute Onko-Sure® for the indicated use as identified and registered with the USFDA. During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

Our two-year distribution agreement with Tarom is for the exclusive rights to market Onko-Sure®, in Israel. As this is a new market, minimum purchase requirements have not yet been determined.

Our distribution agreements with GenWay are for the exclusive rights to market Onko-Sure® for uses other than colorectal cancer to CLIA-certified laboratories in the U.S. as a lung cancer screen to laboratories in Canada, and  to market and sell Onko-Sure® in the United Kingdom, European Union, the Middle East, Greece, Russia, and Turkey.  During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

Our distribution agreement with Jaiva GD is for the exclusive rights to market Onko-Sure®  in India.  During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

Our distribution agreement with AMDL Australia is for the exclusive rights to market Onko-Sure® in Australia and New Zealand.  During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

Our distribution agreement with Phu Gia is for the exclusive rights to market Onko-Sure®  in Vietnam, Laos, and Cambodia.  During the year ended December 31, 2010, the distributor met the minimum purchase requirements.

Our distribution agreement with Bio-Asia is for the exclusive rights to market Onko-Sure® in Hong Kong and the non-exclusive rights to sell the Company’s products for research use only in China.  During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

Our distribution agreement with Omnimed is for the co-exclusive rights to market Onko-Sure®  in South Korea.  During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

Our distribution agreement with Naroo Ditech is for the co-exclusive rights to market Onko-Sure® in Korea.  During the year ended December 31, 2010, the distributor did not meet the minimum purchase requirements.

There may be factors that prevent us from further developing and marketing the Onko-Sure® test kit. We cannot guarantee the Onko-Sure® test kit will be commercially successful in either the U.S. or internationally. Clinical trials results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it would take for us to complete clinical trials and obtain regulatory approval for product marketing may vary by product and by the intended use of a product. We cannot predict the length of time it would take to complete necessary clinical trials and obtain regulatory approval in any other country.

Onko-Sure® Test Kit Competition

We have only had limited sales of Onko-Sure® test kit to our distributors both inside and outside the United States. We are dependent on our distributors’ financial ability to advertise and market the Onko-Sure® test kit. A number of domestic and international companies are in indirect competition with us in all of these markets. Most of these companies are larger, more firmly established, have significant marketing and development budgets and have greater capital resources than us or our distributors. Therefore, there can be no assurance that we will be able to achieve and maintain a competitive position in the diagnostic test industry.

Many major medical device manufacturers, including Abbott Diagnostics, Baxter Healthcare Corp., Beckman Diagnostics, Boehringer Mannheim, Centocor, Diagnostic Products Corporation, Bio-Rad Laboratories, Roche Diagnostic Systems, Sigma Diagnostics and others, are manufacturers or marketers of other diagnostic products. We are not aware of any efforts currently being devoted to development of products such as our Onko-Sure® test kit; however, there can be no assurance that such efforts are not being undertaken without our knowledge. We believe that most of the diagnostic products currently manufactured by other companies are complementary to our Onko-Sure® test kit. Moreover, such companies could develop products similar to our products and they may be more successful in marketing and manufacturing their products. In addition, there are a number of new technologies in various stages of development at the National Institute of Health, university research centers and at other companies for the detection of various types of cancers, e.g., identification of proteomic patterns in blood serum that distinguishes benign from cancerous conditions, which may compete with our product.

U.S. based Onko-Sure® Test Kit Manufacturing

We manufacture our Onko-Sure® test kit at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California.

In December 2003, our product Onko-Sure® (also known as AMDL-ELISA DR-70(FDP)) obtained the CE marking approval (the “CE Certificate”) allowing it to be marketed in the European Economic Area (“EEA”). We were issued an “EN ISO 13485:2003 + AC:2007” certificate on September 12, 2008.

In November 2004, the USFDA inspected our facilities with six observations listed on the issued FDA-483 Warning Letter. On July 2, 2008, we were audited by TUV Rheinland for ISO 13485 compliance and one observation was reported on the audit report. On May 20, 2008, we were audited by California Department of Public Health (“CDPH”) which is an independent entity from FDA.  We are in compliance with both the USFDA and CDPH as of the date of this Report.

Regulatory Approval and Clinical Trials of the Onko-Sure® Test Kit

The Onko-Sure® test kit is subject to specific USFDA rules applicable to IVD products. Prior to marketing Onko-Sure® test kit in the U.S., we were required to make a pre-market application to prove the safety and efficacy of the products and to comply with specified labeling requirements for IVD products for human use. We received a determination letter on July 3, 2008 from the USFDA approving our application to market Onko-Sure® test kit as an immunology and microbiology device to monitor colorectal cancer under the category “Tumor Associated Antigens Immunological Test System” as a Class II IVD device. USFDA clearance to market was based upon data showing that the Onko-Sure® test kit has the ability to monitor the progression of colorectal cancer post-surgery in patients who are biopsy confirmed with this disease. This announcement marks the first clearance to market a colorectal monitoring product that the USFDA has granted since January 14, 1982 when Carcinoembryonic Antigen (CEA) was approved. Until now, the CEA test has been the only accepted method cleared in the U.S. Thus, Onko-Sure® test kit offers a new test that can monitor colorectal tumors post-surgery.

We must abide by the listing rules of the USFDA. We have established our Quality System Regulation in accordance with applicable regulations and were most recently inspected in July 2008. Our Quality System Regulation program contains applicable complaint provisions that we believe meet the USFDA’s requirements for Medical Device Reporting, and we have experienced no incidents or complaints to date. We also implemented procedures for preventive and corrective action and changed our packing and shipping method once in 2002 to improve the protection of our product.

We have a limited supply of the horseradish peroxidase (“HRP”)-conjugated anti-fibrin and fibrinogen degradation (“FDP”) antibody component currently used for the approved Onko-Sure® test kit. Because of the limited supply of the current antibody, we have determined it is in our best interest to change to a HRP-conjugated anti-FDP antibody. We are currently screening six commercially available conjugated antibodies to substitute into the current Onko-Sure® test kit and one we produced and conjugated ourselves. The anti-FDP antibody we produced ourselves has performed well in pilot studies and will likely be used in our next generation Onko-Sure® test kit. If the antibody substitution significantly improves Onko-Sure® test kit performance, we will be required to change the reported sensitivity and specificity of the Onko-Sure® test kit. Because of these changes and modifications, we will likely have to submit a new 510(k) premarket notification application, but can continue to sell the existing kit until our current antibody supply is exhausted. If the new antibody does not significantly affect the clinical performance of the test, we can likely substitute it into the currently approved kit without filing a new 510k.  In March 2011, the Company hired a post-Doctoral Fellow and M.D. who formerly worked at the City of Hope Hospital to work on a project to purify the raw antibody serum the Company had stored in order for it to be usable in its test kits.  As of the date of this report, the Company has been able to optimize the antibody purification technique to make an additional 1,600 test kits.  When the raw antibody serum the Company has on-hand is purified it will make approximately 60,000 test kits.  In addition, our test kits require anti-fibrinogen HRP of which we have a limited quantity.  We are investigating alternatives or outsourcing of the anti-fibrinogen HRP to be used in our test kits. Currently we have raw materials on-hand to manufacture approximately 21,000 kits.  Based on our current and anticipated orders, this supply is adequate to fill all such orders.

In addition to the USFDA regulation and approval process, each foreign jurisdiction may have separate and different approval requirements and processes.   Our distribution agreements require our distributors to obtain the requisite approval and clearance in each jurisdiction in which they sell products. In our experience, once a foreign approval is obtained, it is generally renewed on a periodic basis, annually or otherwise. In certain territories, distributors can sell under limited circumstances prior to approval and in other territories no formal approval is required. On December 20, 2000, the Medical Devices Agency of United Kingdom Department of Health issued a letter of no objection to the exportation of our Onko-Sure® test kit from the U.S. to the United Kingdom, allowing our Onko-Sure® test kit to be sold in the United Kingdom. In late 2006, Mercy Bio Technology Co., Ltd., our distributor in Taiwan, received Department of Health approval to market the Onko-Sure® test kit in Taiwan. We have also received regulatory approval to market the Onko-Sure® test kit in South Korea and import and market the Onko-Sure® test kit in Australia. In Canada, our Onko-Sure® test kit is approved as a screening device for lung cancer only. Our Onko-Sure® test kit also has the CE mark from the European Union for sale in Europe as a general cancer screen.

Obtaining regulatory approval in the U.S. for our Onko-Sure® test kit was costly, and it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

Onko-Sure® Clinical Study with Mayo Validation Support Services (“MVSS”)

In March 2011, we concluded a study, “Evaluation of AMDL-ELISA DR-70 (“Onko-Sure®”) in colorectal cancer” to compare the effectiveness of our Onko-Sure® IVD cancer test to the Carcino-Embryonic Antigen (“CEA”) marker in a large population of patients (N=976) including non-cancer patients (normal) and patients in stages I through IV (Dukes A through D) with colorectal cancer. A single study using this many serum samples from colorectal patients has never been conducted, and it is anticipated that this study will further clarify the efficacy of Onko-Sure® as compared to CEA and/or in comparison to potentially combining these two markers.  The study is significant because of the large number of early stage colorectal cancer patients that need an effective tumor marker for early detection of a recurrence of colorectal cancer.

MVSS provided 976 biospecimens and annotation that MVSS tested with the standard CEA cancer screening test.  We then took the biospecimens and tested them using the Onko-Sure® cancer screening test on March 4, 2011.  We submitted the data from our Onko-Sure® measurement tests, along with the CEA tests MVSS performed on the same samples to a third party statistical analysis firm. The statistical analysis of the study was completed on April 25, 2011.  Based on the final trial analysis, it was determined Onko-Sure® is a useful tool in the detection of colorectal cancer (“CRC”) in all stages, and specifically, in early Stages I and II where effective diagnosis can lead to better patient prognosis. Additionally, the study demonstrated Onko‐Sure® IVD cancer test can be up to 13-17% more effective in detecting and/or monitoring CRC in Stages I and II over CEA.  Furthermore, the study showed that when Onko‐Sure® is combined with CEA, the sensitivity of the combined tests delivers additional increased sensitivity to physicians and their patients as opposed to using CEA alone.

The trial was performed using retrospective clinical samples from a total of 926 serum samples with 446 healthy volunteers and 480 colorectal cancer patients (approximately 50 of the originally provided biospecimens did not provide any values so the final data set included 926 samples).   We plan to disseminate these results in a peer‐reviewed journal, either independently or with other third party healthcare organizations. Additionally, we plan to present these results to physicians at international oncology conferences and scientific meetings.

The final study results will be part of our clinical validation of the Onko-Sure® test and the final study data and the corresponding results was provided to MVSS.  MVSS captured the RPC clinical study data and catalogs for future knowledge related to colon cancer.

MVSS was compensated approximately $456,000 for their materials and services under the Collaboration Agreement entered into on December 12, 2008.  Although there is a level of prestige associated with MVSS, which is a service line of Mayo Collaborative Services, Inc., alternative material service providers exist with which we can obtain similar materials and services to accomplish the same product development. Therefore, our business and operations are not dependent upon our agreement with MVSS.

Onko-Sure® Test Kit Research and Development

During the years ended December 31, 2010 and 2009, we incurred expenses of $673,918 and $552,391, respectively, in research and development costs related to the clinical testing and study of our Onko-Sure® test kit.

Reimbursability of Our IVD Products

We recognize health care cost reimbursement under private and government medical insurance programs is critical to gaining market share in any of the markets where we intend to sell our IVD products. We are currently formulating our reimbursement strategy in the U.S.

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

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada relating to our CIT technology acquired from Dr. Chang in August 2001. AcuVector, a former licensee of Dr. Chang, claims that the license agreement between the parties is still in effect. AcuVector is seeking substantial damages and injunctive relief against Dr. Chang for the effectiveness of the agreement and CDN$20,000,000 in damages against us for alleged interference with the relationship between Dr. Chang and AcuVector. We performed sufficient due diligence at the time we acquired the technology to permit us to conclude that AcuVector had no interest in the technology when we acquired it. Although the case is still in the early stages of discovery, we believe that the agreement between AcuVector and Dr. Chang terminated, that AcuVector’s claims are without merit and that we will receive a favorable judgment.

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

Accordingly, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected and our future prospects for developing or licensing the CIT technology will be significantly impaired.

In February 2009, we submitted a Response to Final Office Action in support of USPTO Application number 10/785,577 entitled “Combination Immunogene Therapy” that was filed February 23, 2004. We have not received any further indication, or comments, from the USPTO as to the outcome of our application, but remain optimistic about the likelihood of patent approval.

On April 1, 2010 we entered into an exclusive 5-year collaboration agreement with Jaiva Technologies, Inc. (“JTI”). JTI’s CEO is Dr. Umesh Bhatia.  Under the terms of the agreement, JTI will collaborate with clinical laboratories, hospitals and physicians in India to conduct clinical trials for our CIT technology. Additionally, Jaiva will support us in securing Indian government approval for the use of the CIT technology as a cancer therapy and vaccine throughout the country.

In November 2010, we agreed to form NuVax Therapeutics, Inc. (“NuVax”) – as a wholly owned subsidiary – with Dr. Umesh Bhatia to supersede the April 1, 2010 agreement discussed above, thus creating a unique platform to enhance the planned collaboration by significantly expanding clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. In connection with the formation of NuVax, all rights to our CIT technology will be transferred to NuVax. All further development and commercialization of CIT and other to-be in-licensed novel cancer fighting technologies will be made by NuVax.  NuVax is seeking funding for the development of our CIT technology.

Due to the following conditions at December 31, 2010, we decided to impair the remaining balance of our CIT asset:

•	Lack of any potential future revenue;

•	Lack of future cash flows;

•	High cost of future clinical studies; and

•	Limited time remaining on the patent.

The amount of the impairment was $1,058,333 for the year ended December 31, 2010.

OUR ONKO-SURE® PATENTS

Success in development of our Onko-Sure® patents depends, in part, on our ability to obtain U.S. and foreign patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties.

The U.S. Patent and Trademark Office (“USPTO”) has issued to us two patents which describe methods for measuring ring-shaped particles in extra-cellular fluid as a means for detecting cancer. Our patent for a method of detecting the tumors using ring shaped particles as a tumor marker was issued on October 17, 1995 and expires on October 17, 2012. Our patent for a method for detecting the presence of ring shaped particles as tumor markers was issued on June 3, 1997 and expires on June 3, 2014. We have three additional patent applications pending in the U.S. with respect to our methodology for the Onko-Sure® tumor-markers as reliable indicators of the presence of cancer. In addition, we have one patent based on our methodology for the Onko-Sure® tumor marker pending in Europe.

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

EMPLOYEES

As of December 31, 2010, we had 10 full-time employees in the U.S. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

EXECUTIVE OFFICES

Our executive offices are located at 2492 Walnut Avenue, Suite 100, Tustin, California 92780, telephone number (714) 505-4460.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Our reports and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports and other information regarding registrants that file electronically with the SEC. The address of the SEC’s Web site is http://www.sec.gov.

Although we maintain a website, www.radient-pharma.com, we do not post our annual report on Form 10-K or other periodic reports there.  However, we provide a link to our SEC filings on our website and you can request copies of such reports from our investor relations team and they will submit them to you free of charge.  You can contact our investor relations team at ir@radient-pharma.com or by telephone at 714-505-4460.

Information located on, or accessible through, our website is not incorporated into this filing unless this filing specifically indicates otherwise.

Item 1A.  Risk Factors

Our business involves significant risks which are described below.

Risks Related to our Financial Condition, Defaults under Senior Securities and Pending Litigation

Our independent registered public accounting firm has included a going concern and “emphasis of a matter” paragraph in their report on our financial statements.

Our independent registered public accounting firm expressed an opinion on our consolidated financial statements which includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant operating loss in 2010, our negative cash flows from operations through December 31, 2010 and our accumulated deficit at December 31, 2010. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. The opinion also includes an “emphasis of a matter” paragraph which refers to our default on debt described in Note 16 to the consolidated financial statements. In light of this situation, it is not likely we will be able to raise equity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

We have incurred significant losses and may never generate profits.

We incurred net losses of $85,711,853 and $16,621,055 for the years ended December 31, 2010 and 2009, respectively, and had an accumulated deficit of $138,150,406 at December 31, 2010.  Non-cash losses from change in derivative liabilities, various penalties, impairment charge related to the note receivable from JPI, impairment of investment in JPI and CIT intangible asset, and losses from the extinguishment of debt contributed to the increase in our accumulated losses and stockholders’ deficit.  There can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

We have a significant amount of indebtedness that is in default and we are currently unable to satisfy our obligations to pay interest and principal thereon.

As of May 20, 2011, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accrued interest of approximately $498,000;

(ii)	Approximately $46,000 in unsecured convertible notes bearing interest at 10% per annum increased to 18% per annum due to failure to pay the Notes by September 29, 2010;

(iii)
Approximately $880,900 in unsecured convertible notes bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of trigger event, due one year from issuance. These convertible notes are related to four closings during March and April of 2010;

(iv)	Approximately $56,000 in senior unsecured convertible promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2010 and May 2011.

(v)
Approximately $8.7 million in convertible promissory notes which represents approximately $8.4 million that was funded in January 2011, net of two principal installment payments in the aggregate amount of approximately $1.7 million made in March and April 2011, plus an aggregate of approximately $1.9 million related to registration rights penalties and default. As of May 3, 2011, all of the note holders have declared this debt in default due to non-payment of the May installment. In the default notices, the notes holders elected to redeem the note in full. As a result of the default, the notes accrue late charges at a rate of 24% per annum, commencing on May 3, 2011.

As of May 20, 2011, all closings in the 2010 Notes with a balance of $880,926 in principal outstanding, and the January 2011 Notes, with a balance of $8,697,647 are in default.

As of May 20, 2011, approximately 95% of the notes payable outstanding at December 31, 2010, representing approximately $22,523,241 in principal and $2,059,122 in accrued interest, were converted into approximately 60,064,210 shares of our common stock. We obtained stockholder approval to restructure and convert a significant portion of the debt referred to in (ii) through (iv) above; however, there can be no assurance such indebtedness will be restructured or converted into equity, which is at the debt holder’s discretion.  Absent full conversion of these debts or the receipt of new financing or series of financings, our current operations do not generate sufficient cash to pay interest and principal on these obligations.  Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

In the event we are unable to restructure or convert into equity the balance of the 2010 Notes and the 2011 Notes, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

If we cannot cure our noncompliance issues with the NYSE Amex and successfully appeal their notice to delist our common stock from their exchange, our common stock will be delisted from the NYSE Amex.

On December 23, 2009, we received notice from the NYSE Amex stating that we are not in compliance with Section 1003(a)(iv) of the NYSE Amex's Company Guide. Specifically, after reviewing of our Form 10-Q for the period ended September 30, 2009, the NYSE Amex staff opined that we have sustained losses which are so substantial in relation to our overall operation or our existing financial resources, or our financial condition has become so impaired that it appears questionable, as to whether we will be able to continue operations and/or meet our obligations as they mature.  As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide. To maintain our NYSE Amex listing, we submitted a plan to the NYSE Amex on January 22, 2010, advising the NYSE Amex that we intend to regain compliance with Section 1003(a)(iv) of the Company Guide by June 23, 2010. After reviewing the plan, the NYSE Amex determined that we made a reasonable demonstration of an ability to regain compliance with the continued listing standards and they therefore granted us an extension to regain compliance with Section 1003(a)(iv) by June 23, 2010.  Notwithstanding the updated compliance information we submitted on January 14, 2011, pursuant to an additional extension, on  January 25, 2011, the NYSE Amex sent us a delisting notice stating their determination and belief that we did not make progress consistent with the plan and remain non-compliant with Sections 1003(a)(i), 1003(a)(ii), 1003(a)(iii), 1003(a)(iv) and 704 of the Company Guide,  and therefore, our securities are subject to immediate delisting proceedings.  Pursuant to our rights under the Company Guide, we requested a hearing before a Listing Qualifications Panel to explain our position that we should not be delisted and should remain a listed company on the NYSE Amex.

We received another notice from the NYSE Amex on March 16, 2011, stating the NYSE Amex’s Staff belief that we failed to comply with additional disclosure requirements, specifically, those contained in Sections 401(e) and 402(e) of the Company Guide and that we failed to comply with Section 132(e) of the Company Guide for allegedly omitting material information in the written submission to the NYSE Amex regarding our request for an appeal.  These claims center around the recent press releases regarding our collaboration agreement with Mayo Validation Support Services (“MVSS”) and whether the information contained in our press releases and submission to the NYSE Amex was materially misleading to investors and the NYSE Amex.

On April 14, 2011, the hearing with NYSE Amex’s staff was held. We were found to be in non-compliance with various sections of the Company Guide, stemming from continuing losses in each of our five most recent fiscal years, inadequacies in our cash position, stockholders’ equity below the required minimums, and going concern qualifications by our auditors.  Pursuant to the Panel's decision, on or before June 23, 2011, we are required to demonstrate compliance with all applicable requirements for continued listing and, in particular, must complete the following actions:

•	File this Annual Report on Form 10-K with the Securities and Exchange Commission;

•	Hold the planned stockholders' meeting at which directors will be elected; and,

•
Complete our plans for raising additional equity capital, thereby demonstrating our compliance with the NYSE Amex’s stockholders' equity requirement of $6 million and the lack of any financial impairment.

Although not contained in the Panel’s decision, as same was not due at the time the decision was rendered, we believe that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 will also have to be filed by June 23, 2011 to demonstrate our compliance with all NYSE Amex listing standards.

If we are deemed not to have regained compliance with the continued listing standards by June 23, 2011, NYSE Amex will continue with delisting proceedings.

Although we believe we have made significant strides towards achieving compliance with the standards originally questioned and that we will be able to meet the stated requirements by June 23, 2011, there can be no assurance that such will be the case.

If we are unsuccessful in curing our non-compliance with the various NYSE Amex Company Guide sections, our shares of common stock will be delisted from the NYSE Amex.  If we are delisted, we will attempt to list our shares of common stock on the Over-the-Counter Bulletin Board exchanges (“OTCBB”) or “pink sheets”, and listing on such lower exchanges may negatively impact our stock.

There are two pending lawsuits against us, which if decided in plaintiffs’ favor may result in the payment of cash damages, additional warrants, and liability for certain of our executive officers.

On December 10, 2010, Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) filed a complaint against us regarding the warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting.  The Plaintiffs believe that the effective price of the Notes we issued pursuant to the 2010 Note Financing is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO.    The Plaintiffs amended their complaint to allege that the issuance of shares to two of our other note holders in settlement of a lawsuit with such note holders also triggered their anti-dilution rights.  Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting.  We do not agree with any of the Plaintiffs claims and intend to defend the case vigorously.  If the Plaintiffs prevail, they may be entitled to exercise their warrants for up to 21,800,000 shares of our common stock and the court may award them cash damages, which at this time, have not yet been established or calculated.

To date, we have expended a large amount of cash and time on this lawsuit and numerous depositions have been scheduled.  Considering the potential outcome of this lawsuit and attorney fees associated with litigating same, management believed it to be in the Company and our shareholders’ best interest to settle this lawsuit.

Accordingly, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs, which was amended on May 23, 2011.  Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required.  Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex have previously approved for issuance to the Plaintiffs.

To account for the time it may take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes shall be delivered upon Court Approval; they bear 8% interest and mature 4 months after issuance.  We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes.  As amended, Plaintiffs maintain the right to convert the note into shares of our common stock at a pre-determined formula as set forth in the notes, which is subject to adjustment although no shares shall be issued until we have NYSE Amex or shareholder approval of same, if required.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued. Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.

Pursuant to the Settlement Agreement, we agreed to pay Plaintiffs’ attorney fees of $75,000.  Once the initial shares and promissory note are issued, the parties shall file a Stipulation of Discontinuance of the lawsuit with the relevant court. The Plaintiffs shall return all outstanding warrants to us if the note is paid in full on the maturity date.

We received Court Approval on May 24, 2011 and shall issue the required securities; however, the note must be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time. As the outcome of litigation can never be determined, it is possible that the plaintiffs of the case discussed above will prevail no matter how vigorously we defend ourselves, which could result in enormous compensatory damages and actions against certain of our executive officers.  While we believe the suit is without merit and intend to vigorously defend against such claim, the outcome of any such litigation is inherently uncertain. All applicable insurance policies may not provide sufficient coverage for the cost of defense and claims under this lawsuit.

On March 11, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging we violated federal securities laws by misrepresenting the relationship between us and  third parties involved in our clinical studies of Onko-Sure® test. As of the date of this filing, we hired outside defense counsel, but have not submitted our response to the complaint.  We vehemently deny the allegations in the complaint and are proceeding to vigorously defend the suit.  Due to the uncertain nature of litigation and the early stage of this lawsuit, we cannot calculate the potential damages – nor does the complaint seek any specific monetary amount of damages.

Please see Item 3.  Legal Proceedings, below for additional information regarding these two lawsuits.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s common stock.

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

Our management concluded the consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2010 and 2009 and for the two-years ended December 31, 2010, fairly present in all material respects our consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 and 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2010 and 2009. During its evaluation, as of December 31, 2010 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

We did not hold a special shareholder meeting by April 30, 2011, and we did not make the May2011 installment payment; therefore, the notes we issued in January 2011 are in default.

Pursuant to the terms of the securities purchase agreement we entered into on January 30, 2011, we are required to pay a monthly installment on the notes issued pursuant thereto, starting in March 2011.  We did not pay the May 2011 required payment, which is a default under the notes.  Additionally, we were required to hold a special shareholder meeting no later than April 30, 2011 (“Stockholder Approval”) seeking stockholder approval for (i) the issuance of all shares of common stock underlying the notes and warrants we issued pursuant to the securities purchase agreement without any restrictions or limitations pursuant to the NYSE Amex and (ii) an increase in our authorized shares of common stock to 400,000,000.  We timely filed the preliminary proxy statement on February 22, 2011 and received comments from the SEC that the proxy statement must incorporate our 2010 year-end financial statements by reference.  We were not able to file our 10-K for the year ended December 31, 2010 by the March 31, 2011 deadline or the April 15, 2011 permissible extension deadline and therefore were not able to hold the required meeting by April 30, 2011.  Failure to obtain Stockholder Approval by the required dates also constitutes an event of default under the notes.

Various other events, including but not limited to, the failure to have a registration statement declared effective by a certain date, certain additional indebtedness, and the issuance of securities that would cause a reduction in the conversion price or exercise price of the notes or warrants, respectively issued pursuant to the January 2011 financing constitute an event of default under the notes.

Pursuant to an event of default, the note holders can require us to redeem all or any portion of the note.  We must redeem each portion of the note subject to redemption in cash at a price equal to 125% of the greater of (x) the amount of the note sought to be redeemed and (y) the product of (A) the quotient of the amount sought to be redeemed divided by the then current conversion price of the note and (B) the greatest closing sale price of our common stock on any trading day during the period beginning on the date immediately preceding the default and ending on the date the note holder delivered notice to us that he/she wants to redeem the note.  Additionally, for all untimely payments, we shall owe a late charge in an amount equal to interest on the notes at the rate of twenty four percent (24%) per annum from the date of the late payment until the payment is made.

After our failure to pay the May 2011 installment payment, all of the note holders submitted default/redemption notices to us.  Through the notice, each of the note holders exercised their redemption right requiring us to redeem the entire outstanding amount of the note and to pay late charges of 24% until such payment is made.  We are currently trying to negotiate a settlement with the note holders regarding this payment, but as of the date of this filing, we have not yet entered into any formal settlements and there is no guarantee that we will be able to enter into any such settlement.

Additional events that constitute an event of default under the notes may have occurred, for instance, the issuance of notes to the investors of the Registered Direct Offering we closed in November 2009 pursuant to a settlement of litigation with such investors, but no additional penalties are available.

If we are unable to settle the default and related redemption notices, we will have to redeem the notes in a large amount of cash, which will adversely affect our cash flow and in turn, our ability to carry out our operations.

Until the registration statement we filed for the shares issued pursuant to the private financing we closed in January 2011 is declared effective we will be subject to liquidated damages.

Pursuant to the private financing we closed in January 2011, we entered into a registration rights agreement to register 130% of the shares issued pursuant to such financing.  Pursuant to our obligations, we timely filed the initial registration statement on February 9, 2011.  However, we were required to have the registration statement declared effective by the SEC no later than April 1, 2011 if the SEC does not conduct a full review on the registration statement and no later than May 2, 2011 if the SEC conducts a full review on the registration statement.  We must also keep the registration statement continuously effective until all of the securities covered by it have been sold pursuant to it or until all of the securities registered therein may be sold without registration under Rule 144 of the Securities Act – the effectiveness period.  Although we timely filed the registration statement we received comments from the SEC that the registration statement, which we originally filed as a Form S-3, must be converted into a Form S-1.  Due to the timing, the registration statement must now include our 2010 year-end consolidated financial statements, which will have to be cleared by the SEC before the registration statement is declared effective.  Due to the above, the registration statement has not been declared effective.  Although there is a sixty (60) day cure period, failure to meet these timelines by such cure date, constitutes an event of default under the notes we issued in the January 2011 financing pursuant to which the note holder can require us to redeem the note.  Additionally, failure to meet these timelines requires us to pay to each note holder an amount in cash equal to one and one-half percent (1.5%) of the aggregate purchase price such note holder paid in the financing; there is no cure period for these fees.  Such payment is required on the initial date of the failure and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until the failure is cured.  If we fail to make such payments, they shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full.  These same payments also apply if, after the registration statement is declared effective, we fail to keep the registration statement effective during the effectiveness period. As of the date of this filing, we have incurred approximately $126,500 in such penalties, which shall continue to increase until the registration statement is declared effective.

Risks Related to our Products and Development of our Business

Limited product development activities; our product development efforts may not result in commercial products.

We are limited in the number of additional products we can develop at this time. Successful cancer detection and treatment product development is highly uncertain, and very few research and development projects produce a commercial product. Products like Onko-Sure® appear promising in the early phases of development may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects on humans;

•	the necessary regulatory bodies did not approve our product candidate for an intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the product candidate is not cost effective in light of existing therapeutics.

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

Our business is capital intensive and we may need additional operating capital.

The current level of our revenues is not sufficient to finance our operations on a long-term basis. Accordingly, our ability to continue to conduct business and operations is substantially dependent on our ability to rapidly raise additional capital to: (i) finance the costs of additional research and development of our Onko-Sure® test kit (ii) expand sales and the marketing of new and existing products; (iii) fund ongoing selling, general and administrative expenses of our business; and (iv) afford the costs of being a public company. If we do not receive additional financing, we will likely be unable to increase sales of our Onko-Sure® IVD test kits or otherwise support our operating cash needs.  In such event we may no longer be able to meet our cash needs in the U.S. to enable us to pay our continuing obligations when due or to continue to operate our business.  In such event, we may be required to seek protection under the U.S. bankruptcy laws.

At May 20, 2011, we had cash on hand in the U.S. of approximately $2.3 million. We require approximately $550,000 per month for operating expenses to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general administrative expenses; research and development, regulatory compliance, and distribution activities related to Onko-Sure®  test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; and compensation of executive management and our employees.  The 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the 2011 financing agreement restricts the use of proceeds to pay any other debt obligation.

Our monthly cash requirement of $550,000 for operating expenses does not include any extraordinary items or expenditures, including payments for research on clinical trials for our Onko-Sure® test kit and research conducted through CLIA Laboratories. Accordingly, in the future we may require additional operating capital to meet these needs. No assurances can be given we will be able to obtain additional financing in the future, if needed for our operations.

Our current products cannot be sold in certain countries if we do not obtain and maintain regulatory approval.

We manufacture, distribute and market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the USFDA and the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration) and certain foreign countries, including some in the European Union;. Currently, we (or our distributors) are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The USFDA and foreign regulatory agencies have substantial discretion to terminate any clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our products until we comply, or indefinitely.

Our future prospects will be negatively impacted if we are unsuccessful in pending litigation over the CIT technology.

As noted above, we are engaged in litigation with AcuVector and with the Governors of the University of Alberta over our CIT technology. We believe both actions are without merit.  Yet, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe on our patents.

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

We have limited sales of the Onko-Sure® test kit and are reliant on our distributors for sales of our products.

Virtually all of our operating revenues came from the sale of Onko-Sure® to distributors and research users. Historically, we have not received any substantial orders from any of our customers or distributors of Onko-Sure® test kits. However, in 2010 our U.S. sales increased in comparison to prior years. Although our distributor network is increasing, any projection of future orders or sales of Onko-Sure® test kits is unreliable. In addition, the amount of Onko-Sure® test kits purchased by our distributors can be adversely affected by a number of factors, including market challenges of commercializing a recently approved biotech product, budget cycles and the amount of resources available for marketing programs, demand creation activities, and outreach to appropriate healthcare professionals and targeted markets.

We have a limited supply of one of the key components of the Onko-Sure®

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure® test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. Currently, we have two lots remaining which are estimated to produce approximately 21,000 kits; this is sufficient to fill all current orders.  Although we are investigating alternatives or outsourcing of this component so we are in a position to have an unlimited supply of Onko-Sure® in the future, we cannot assure this will be completed.  Without such replacement, we will not be able to produce any additional kits once our current supply is used.

We are subject to risks associated with our foreign distributors.

Our business strategy includes the continued dependence on foreign distributors for our Onko-Sure® test kits. To date, we have not been successful in generating a significant increase in sales for Onko-Sure® test kits through foreign distribution channels in existing markets or in developing foreign distribution channels in new markets. We are also subject to the risks associated with our foreign distributor’s operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to manage these and other risks effectively could adversely affect our business.

Risks Relating to Our Securities

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the NYSE Amex and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of April 2011, our common stock traded an average of approximately 3.2 million shares per day.  As of May 20, 2011 the closing bid price of our common stock was $0.28 per share.  As of May 20, 2011, we had approximately 801 stockholders of record of our common stock, not including shares held in street name.  In addition, during the past two years our common stock has had a trading range with a low price of $0.22 per share and a high price of $2.19 per share.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

Penny stocks are frequent targets of fraud or market manipulation.  Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other international bio-pharma and/or cancer diagnostic companies, is highly volatile. Our stock price may be affected by such factors as:

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

Our stock price and financing may be adversely affected by outstanding warrants, options, and convertible securities.

We have a significant number of warrants and options outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of December 31, 2010, we had warrants outstanding that are currently exercisable for up to an aggregate of approximately 27,139,000 shares of common stock at a weighted average exercise price of $0.74 per share; options outstanding for approximately 7,368,001 shares of common stock at a weighted average exercise price of $0.75 per share; and approximately 27,881,381 shares of common stock potentially issuable on conversion of our 2008 Convertible Notes at $0.72 per share and our various issues of 2010 Convertible Notes at $0.72 per share based on 80% of 5-day VWAP for the period ended December 31, 2010 (see Note 8). Exercise of the warrants and options may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise.  In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.  Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.  Additionally, the existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.

Item 1B. Unresolved Staff Comments

Although we are a smaller reporting company, we are voluntarily disclosing that we received SEC comments regarding the S-3/A registration statement we filed on March 4, 2011 and the preliminary proxy statement we filed on February 22, 2011.  The comment for the registration statement requires that we file a pre-effective amendment on Form S-1 and the comments for the proxy statement requests that we include our 2010 financial statements.  Accordingly, once we file this Form 10-K, we shall file the pre-effective amendment and the amendment to our proxy statement, unless we decide it is more appropriate to wait until after the SEC clears this Form 10-K to file such amendments.

Item 2.  Properties

Our office in the U.S. consists of a research laboratory and manufacturing facility which occupies 4,395 square feet and is located at 2492 Walnut Avenue, Suite 100, Tustin, California. We leased this facility at a monthly rate of $6,900 per month, including property taxes, insurance and maintenance through December 1, 2010. The lease was extended through August 31, 2011.  Relations with the landlord are good and we do not expect to have to relocate our executive offices.

Item 3.  Legal Proceedings

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to our CIT technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against us for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. We have performed extensive due diligence to determine that AcuVector had no interest in the technology when we acquired it. We have recently initiated action to commence discovery in this case, and AcuVector has taken no action to advance the proceedings since filing the complaint in 2002. We are confident that AcuVector’s claims are without merit and that we will receive a favorable judgment. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying consolidated financial statements.

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

On June 11, 2010, Hudson Bay Fund, L.P. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to our April 8, 2010 Convertible Promissory Notes. The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. We noted this Trigger Event and recorded it in our accompanying financial statements the increase of principal. Moreover, the claim alleged that an additional Trigger Event occurred because we did not cure the first Trigger Event within five trading days. As a result to the second alleged Trigger Event, Hudson Bay alleges that the outstanding balance of the Note should be immediately increased by an additional 125%. We do not agree with Hudson Bay’s second allegation. On January 21, 2011, Hudson agreed to exchange the Hudson Notes for an aggregate of 1,140,357 shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of the exchange, such notes are no longer outstanding, and we and Hudson accordingly agreed to execute and file an order dismissing the June 11, 2010 complaint, with prejudice. The dismissal order was filed on January 21, 2011.

On December 10, 2010, Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) filed a complaint against us regarding the warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting.  The Plaintiffs believe that the effective price of the Notes we issued pursuant to the 2010 Note Financing is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO.    The Plaintiffs amended their complaint to allege that the issuance of shares to two of our other note holders in settlement of a lawsuit with such note holders also triggered their anti-dilution rights.  Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting.  We do not agree with any of the Plaintiffs claims and intend to defend the case vigorously.  If the Plaintiffs prevail, they may be entitled to exercise their warrants for up to 21,800,000 shares of our common stock and the court may award them cash damages, which at this time, have not yet been established or calculated.

To date, we have expended a large amount of cash and time on this lawsuit and numerous depositions have been scheduled.  Considering the potential outcome of this lawsuit and attorney fees associated with litigating same, management believed it to be in the Company and our shareholders’ best interest to settle this lawsuit.

Accordingly, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs, which was amended on May 23, 2011.  Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required.  Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex have previously approved for issuance to the Plaintiffs.

To account for the time it may take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes shall be delivered upon Court Approval; they bear 8% interest and mature 4 months after issuance.  We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes.  As amended, Plaintiffs maintain the right to convert the note into shares of our common stock at a pre-determined formula as set forth in the notes, which is subject to adjustment although no shares shall be issued until we have NYSE Amex or shareholder approval of same, if required.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued. Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.

Pursuant to the Settlement Agreement, we agreed to pay Plaintiffs’ attorney fees of $75,000.  Once the initial shares and promissory note are issued, the parties shall file a Stipulation of Discontinuance of the lawsuit with the relevant court. The Plaintiffs shall return all outstanding warrants to us if the note is paid in full on the maturity date.

We received Court Approval on May 24, 2011 and shall issue the required securities; however, the note must be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time.

On October 14, 2010, we entered into a forbearance agreement with two investors of the 2010 closings, including the lead investor. These investors negotiated the terms of such forbearance agreement in lieu of entering into the Extension letter agreement we entered into with the other 2010 Note Financing note holders.  As a result of the Forbearance Agreement $682,693 was added to the principal balance of these investors’ notes.  Since we did not hold the shareholder meeting on November 15, 2010, the 2010 Closings are susceptible to default pursuant to which the investors of the 2010 Closings can declare the entire amount outstanding immediately due and payable; however, as of the date of this Report we have not received any notice of defaults relating to this failure except from the investors who signed the forbearance agreement discussed above.  Those two investors claim that because we did not hold the shareholder meeting on November 15, 2010, the forbearance agreement allows them then to seek all recourse available under the terms of the original note and the forbearance agreement specifically asserts that only one trigger event occurred, they are entitled to an additional 25% increase in their note balance. The Company is negotiating a settlement; until an agreement is reached we have increased the balance of the notes by 25%, totaling $868,522.

On March 11, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging we violated federal securities laws by misrepresenting the relationship between us and  third parties involved in our clinical studies of Onko-Sure® test kit. We believe there is no basis to the suit filed by The Rosen Law Firm and we are defending it vigorously.

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

Neither we nor any of our subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “RPC.”

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

Market Information — Our common shares are currently listed on the NYSE Amex under the symbol “RPC”. On May 20, 2011, the closing price of our common shares on NYSE Amex was $0.28.

Set forth in the following table are the high and low closing prices for the years ended December 31, 2009 and 2010 for our common stock.

	High	Low
Quarter Ended
March 31, 2009	$1.38	$0.70
June 30, 2009	$1.35	$0.75
September 30, 2009	$1.01	$0.55
December 31, 2009	$0.60	$0.22

Quarter Ended
March 31, 2010	$0.38	$0.22
June 30, 2010	$2.19	$0.23
September 30, 2010	$1.03	$0.40
December 31, 2010	$1.02	$0.29

Record Holders.  As of May 20, 2011, there were approximately 801 record holders of our common stock.

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

We have funded our operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”), as described below.

2008 Convertible Note Financing

On September 15, 2008, we conducted the closing of a combined private offering of 10% Convertible Notes (the “2008 Convertible Note Offering”) under Regulation D and Regulation S of $2,510,000 of 10% Convertible Promissory Notes (the “2008 Convertible Debt”), maturing at the earlier of (i) upon the closing of a Qualified Public Offering of our common stock (as defined below), if not mandatorily converted at the closing, or (ii) September 15, 2010 (the “Maturity Date”). For purposes thereof, “Qualified Public Offering” shall mean an equity offering of not less than $25 million in gross proceeds. The 2008 Convertible Notes bear interest at the annual rate of ten percent (10%) which shall accrue and be payable on the Maturity Date. If all of the principal amount of a 2008 Convertible Debt has not been voluntarily converted by the holder or a Qualified Public Offering causing a mandatory conversion shall not have occurred prior to the Maturity Date, the note holder shall receive additional interest (“Bonus Interest”) equal to fifty percent (50%) of the remaining principal amount of the 2008 Convertible Debt on the Maturity Date. Any unpaid Bonus Interest shall accrue interest thereafter at the rate of ten percent (10%) per annum thereon until paid.

The holders of the 2008 Convertible Debt have the right to convert the entire principal and accrued interest of the 2008 Convertible Debt into the common stock of the company at any time prior to the Maturity Date at $1.20 per share. Upon conversion of the 2008 Convertible Debt into our common stock, we shall issue warrants to purchase common stock (“Investor Warrants”) to the converting investors in the amount equal to fifty percent (50%) of the number of shares of common stock into which the 2008 Convertible Debt were converted. The Investor Warrants have a term of five (5) years from the date of issuance and shall be exercisable at a price equal to 120% of our stock price on the date of conversion; however, in no case will the exercise price be less than $2.80.

The shares of common stock issuable upon a voluntary conversion of the 2008 Convertible Debt carry so-called “piggy-back” registration rights should we file a registration statement in the future. In the event of a forced conversion into common shares in the event of a Public Offering, holders of the 2008 Convertible Debt will be subject to a lock-up on any remaining shares not sold in the offering for ninety (90) days after the Public Offering.

In connection with the offer and sale of the Notes in the 2008 Convertible Debt Offering, we relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Regulation D, Rule 506 promulgated there under. We believe that all of the purchasers of Convertible Notes are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

In connection with the sale of 2008 Convertible Debt, we utilized the services of Jesup & Lamont Securities Corporation and Dawson James Securities, Inc., FINRA (NASD) member broker-dealers (the “Placement Agents”). For their services, the Placement Agents received commissions of 10% of the amount of the notes sold and the Placement Agents received an aggregate of $313,750 (2.5%) as due diligence and non-accountable expenses. We incurred an additional $111,849 in legal and other expenses related to the issuance of the Convertible Notes. The Placement Agents and their assigns also received five year warrants (“Placement Agent Warrants”) to purchase up to 209,166 shares of our common stock exercisable at $2.69, representing 115% of the five day volume-weighted average price of our common stock up through and including September 12, 2008. The terms of these warrants require that we issue additional warrants in the case of certain dilutive issuances of our common stock through the first quarter of 2009. The number of additional warrants to be issued is based on the percentage decrease in share price of the dilutive issuance compared to the exercise price of the warrants.

Pursuant to a Letter Agreement dated September 24, 2010, we sought the remaining 2008 Convertible Debt holders’ agreement to waive the default (our failure to pay the note by the maturity date) and give us until November 15, 2010 to issue them the shares underlying the 2008 Convertible Debt. In consideration for waiving the default and extending the maturity date to November 15, 2010, we increased the principal balance of the 2008 Convertible Debt outstanding as of September 14, 2010 by $56,635 or 25% of the outstanding balance on September 14, 2010 (the “25% Increase”) and increased the interest rate to 18%, which rate shall apply to the interest due from September 15, 2010 until the Note is converted pursuant to the 2008 Letter Agreement. The 2008 Convertible Debt holders are entitled to the Bonus Interest, which we calculated as a one-time fee of $113,269 or 50% of the outstanding principal balance on September 14, 2010 the principal balance of the Notes outstanding on September 14, 2010; however, such interest shall accrue at the rate of 18% per annum until paid. The amount of the 25% Increase and Bonus Interest shall be combined and such total shall be directly applied to the principal amount of the Notes outstanding on September 14, 2010. The outstanding balance of the 2008 Convertible Debt immediately before the 2008 Letter Agreement was $226,538 with a corresponding unamortized debt discount of $159,547. Due to the effect of the 2008 Letter Agreement, we accelerated the amortization of the remaining debt discount and recorded an increased to the outstanding principal balance by $113,269 and $56,635 representing 50% bonus interest and 25% interest, respectively. Since the 50% bonus interest was in accordance with the terms of the original convertible note agreement, we recorded such amount as interest penalty. In accordance with relevant accounting guidance, we recorded the 25% increase as a loss on extinguishment since the terms as described in the 2008 Letter Agreement indicates that the prior debt agreement would be extinguished. Finally, we agreed to adjust the Conversion Price of the 2008 Convertible Debt to equal 80% of the VWAP for the 5 trading days immediately preceding the date we receive NYSE Amex Approval of the additional shares to be issued pursuant to the adjusted price (the “Adjusted Shares”); provided however, that in no event shall the Conversion Price be less than $0.28 per share.

Since we did not issue the shares on November 15, 2010, because the SEC comment period prevented us from holding a shareholder meeting to obtain the related approval for such issuance by such date, the outstanding September 2008 Convertible Notes are in default. As of filing date we have not received any default notices and as of the filing date $54,232 of the September 2008 Convertible Notes remain outstanding and contractually in default.

12% Convertible Note Financing March and April 2010

On March 22, 2010, we entered into a Note and Warrant Purchase Agreement with one accredited investor. Pursuant to the Agreement, we issued the Lender a 12% Convertible Promissory Note (“Note”) in the principal amount of $925,000 and a five year warrant (“Warrant”) to purchase up to 1,100,000 shares of our Common Stock. The Warrant is initially exercisable at the higher of: (i) 105% of the average VWAP for the five trading days immediately preceding the date we issued the Warrant; and (ii) the Floor Price (the same as in the Note) in effect on the date the Warrant is exercised. The Note carries a 20% original issue discount. In addition, we agreed to pay $200,000 to the Lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds we received were $540,000. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there under. We believe the purchaser is an “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act. The Conversion Price of the Convertible Promissory Note is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $0.28 per share, subject to adjustment upon the occurrence of certain events.

The transaction with the Lender was the “First Closing” of a series of similar transactions in April 2010, which together are hereinafter referred to as “2010 Notes.” On April 8, 2010, our Board of Directors authorized us to enter into additional Purchase Agreements to issue up to an additional $7,500,000 of 12% Convertible notes and to issue warrants to issue up to an additional 15,000,000 shares of our Common Stock pursuant to the 2010 Notes.

On April 8, 2010, we entered into Note and Warrant Purchase Agreements (the “Agreements”) with 24 accredited investors (“Lenders”) in the “Second Closing” of the sale of 12% Convertible Notes (“Second Closing Notes”) and Warrants. Pursuant to the Agreements, we issued to the Lenders Convertible Promissory Notes in the aggregate principal amount of $5,490,165 and warrants to purchase up to 6,528,843 shares of our Common Stock (“Warrants”). The Second Closing Notes matured on April 7, 2011 (“Maturity Date”). The Second Closing Notes contain original issue discounts and fees payable by us aggregating $2,285,165. As a result, the total net proceeds we received were $3,225,000. The Agreements, Notes and Warrants, as well as the terms of this transaction, are substantially the same as those we issued to the investor in the First Closing on March 22, 2010, as disclosed on the Form 8-K we filed with the Securities and Exchange Commission on March 26, 2010.

As of the Second Closing, we had 26,851,069 shares of common stock issued and outstanding. The Agreements include an addendum that prohibits us from issuing more than 594,528 shares to the Lenders, unless we receive stockholder approval and NYSE Amex approval to list and issue all shares issuable: (i) upon exercise of all of the Warrants at $0.38 per share, (ii) all of the Notes are converted at that same price (which is the lowest price possible, although the initial conversion price is 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion) and (iii) no shares are issued in payment of interest. We were required under the terms of the Notes to obtain stockholder approval, on or before July 15, 2010, of the issuance of all shares of our common stock issuable pursuant to the Notes and Warrants. If we failed to obtain such approval, an Event of Default under the Notes would occur. We were also obligated to receive listing approval from NYSE Amex for the shares of our Common Stock issuable upon conversion of the Note and exercise of the Warrant as soon as practicable after closing, but in no event later than May 1, 2010.

On April 13, 2010, we entered into Additional Note and Warrant Purchase Agreements (“Additional Agreements”) with eleven accredited investors (“Lenders”) in a “Third Closing” of the 2010 Notes . Pursuant to the Additional Agreements, we issued to the Lenders additional Convertible Promissory Notes in the aggregate principal amount of $3,957,030 (“Third Closing Notes”) and warrants to purchase up to 4,705,657 shares of our Common Stock (“Warrants”). The Third Closing Notes matured on April 12, 2011 (“Maturity Date”). The conversion price of the Third Closing Notes is the higher of (i) 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion, or (ii) $0.28 per share. We agreed to pay to the Lenders one-sixth of the principal amount of the Notes each month commencing on the six month anniversary of the Notes and the balance of the unpaid principal of the Notes on the one year anniversary date of the Notes. The Notes contain original issue discounts and fees payable by us aggregating $1,646,980. As a result, the total net proceeds we received in the Third Closing were $2,310,000. The exercise price of the Warrants issued in the third closing is $0.69 per share.

On April 26, 2010, we entered into Additional Note and Warrant Purchase Agreements (“Additional Agreements”) with eleven accredited investors (“Lenders”) in a “Fourth Closing” of the 2010 Notes. Pursuant to the Additional Agreements, we issued to the Lenders additional Convertible Promissory Notes in the aggregate principal amount of $685,170 (“Fourth Closing Notes”) and warrants to purchase up to 712,949 shares of our Common Stock (“Warrants”).  The Fourth Closing Notes matured on April 26, 2011 (“Maturity Date”). The conversion price of the Fourth Closing Notes is the higher of (i) 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion, or (ii) $0.28 per share. The Notes carry 20% original issue discounts and fees payable by us of $285,170. As a result, the total net proceeds we received in the Fourth Closing were $400,000. The exercise price of the Warrants issued in the fourth closing is at an initial exercise price of $0.28 per share for two investors and up to 101,849 shares at an exercise price of $0.89 per share for the remaining two investors.

The Agreements, Notes and Warrants, as well as the terms of this transaction (other than the exercise price of the warrants) in the Second, Third and Fourth Closings are substantially the same as those we issued to the investor in the First Closing pursuant to the Note and Warrant Purchase Agreements we entered into on March 22, 2010.

Upon a Triggering Event, as defined in the Note, the outstanding balance of the Note immediately increases to 125% of the then-owed principal balance and interest accrues at the rate of 18% per annum. Upon an Event of Default, as defined in the Note, the holders may declare the unpaid principal balance together with all accrued and unpaid interest thereon immediately due and payable. However, all outstanding obligations payable by us automatically becomes immediately due and payable if we become the subject of a bankruptcy or related proceeding. Since the registration statement, registering all of the securities issuable in the March-April 2010 12% Convertible Note Financing was not declared effective by June 1, 2010, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”). Since the registration statement, registering all of the securities issuable in the 2010 Notes, was not declared effective by August 31, 2010, a trigger event under the terms of the notes issued in the Fourth Closing occurred (the “August 31 Trigger Event” together with the June 1 Trigger Event, the “Trigger Events”). Upon the occurrence of Trigger Events, the outstanding balance of the Notes immediately increased to 125% of the then-owing principal balance and interest commenced to accrue at the rate of 18% per annum. Under the terms of registration rights agreement we entered into for the 2010 Notes, if we fail to file the registration statement or keep it effective as per the terms of such agreement, $100 per day shall be added to the principal balance of the Notes for so long as the registration statement remains unfiled or not effective, up to a cap of $10,000 (the “Registration Rights Increased Principal”).

Additionally, we were required under the terms of the Note to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third and Fourth Closings. Due to the continuing SEC review of the related proxy statement and periodic reports that we are required to submit to our shareholders with such proxy statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore we were not able to have a meeting or obtain shareholder approval on such date. This failure constituted an event of default under the Notes, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the potential default, to maintain good relationships with the investors of the 2010 Notes, we requested them to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010 (the “Extension”).

In exchange for their agreement to the Extension, we increased the principal balance of the Notes by 25%; except that pursuant to settlement negotiations, to avoid our lead investor from declaring a default and to obtain their agreement for us to instead hold the meeting on November 15, 2010, we agreed to increase the principal balance of the note issued to the investor in the First Closing by 68%. As a result of the 25% increase given pursuant to the Extension, we believed that no additional Trigger Events can be applied under the terms of the 2010 Notes, which limit the application of Trigger Events to two. By signing the agreement, the signing investor also agreed to waive any defaults related to our failure to hold a meeting or obtain shareholder approval by July 15 or August 31. Since we were unable to hold the meeting on November 15, 2010, because of the continued SEC review period, the Note holders maintain the right to declare the Notes in default.  We ultimately held the shareholder meeting on December 3, 2010 and all shares issuable pursuant to the 2010 Notes were approved by the shareholders.  On January 3, 2011, the NYSE Amex approved these shares.  Since such approvals, approximately 95% of the Note balances have been converted into shares of our common stock (see Note 16).

On October 14, 2010, we entered into a forbearance agreement with two investors of the 2010 closings, including the lead investor. These investors negotiated the terms of such forbearance agreement in lieu of entering into the Extension letter agreement we entered into with the other 2010 Note Financing note holders.  As a result of the Forbearance Agreement $682,693 was added to the principal balance of these investors’ notes.  Since we did not hold the shareholder meeting on November 15, 2010, the 2010 Closings are susceptible to default pursuant to which the investors of the 2010 Closings can declare the entire amount outstanding immediately due and payable; however, as of the date of this Report we have not received any notice of defaults relating to this failure except from the investors who signed the forbearance agreement discussed above.  Those two investors claim that because we did not hold the shareholder meeting on November 15, 2010, the forbearance agreement allows them then to seek all recourse available under the terms of the original note and the forbearance agreement specifically asserts that only one trigger event occurred, they are entitled to an additional 25% increase in their note balance. The Company is negotiating a settlement; until an agreement is reached we have increased the balance of the notes by 25%, totaling $868,522.

Due to the Trigger Events, Registration Rights Increased Principal and Extension, the total amount of principal on the outstanding Notes was $18,560,993 as of December 31, 2010.

Senior Notes, Series 1 and 2

On December 8, 2008, we conducted a first closing (the “Series 1 First Closing”) of a private offering under Regulation D (the “12% Series 1 Notes Offering”) for the sale to accredited investors of units consisting of $1,077,500 principal amount of 12% senior promissory notes (the “12% Series 1 Notes”) and five-year warrants (the “12% Series 1 Investor Warrants”) to purchase a total of 862,000 shares of our common stock at $1.00 per share. We received $856,714 in net proceeds in the Series 1 First Closing. On January 30, 2009, we conducted a second closing (the “Series 1 Second Closing”) of the 12% Series 1 Notes Offering, whereby we sold an additional $680,000 principal amount of 12% Series 1 Notes and 12% Series 1 Investor Warrants to purchase 544,000 shares of our common stock at $1.13 per share. We received $566,600 in net proceeds in the Series 1 Second Closing. Accordingly, a total of $1,757,500 in 12% Series 1 Notes and 12% Series 1 Investor Warrants to purchase up to an aggregate of 1,406,000 shares of common stock in the 12% Series 1 Notes Offering were sold. In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), we increased the principal of this note by $439,372 as a loss on debt extinguishment.  The total principal of the note at December 31, 2010 was $2,196,872.

In connection with the 12% Series 1 Notes Offering, we agreed to file a registration statement by July 31, 2009 with the SEC on Form S-3 covering the secondary offering and resale of the shares of common stock underlying the 12% Series 1 Investor Warrants sold in the offering. That Registration Statement was declared effective on June 22, 2009.

Our exclusive placement agent was Cantone Research, Inc., a FINRA member broker-dealer. Cantone Research, Inc. received sales commissions of $175,750 and $60,225 non-accountable expenses for services in connection with the offering. In addition, we issued Cantone Research, Inc. placement agent warrants to purchase up to an aggregate of 122,140 shares of common stock (“Cantone Series 1 Placement Agent Warrants”).

On May 4, 2009, we conducted a first closing (the “Series 2 First Closing”) of a private offering under Regulation D (the “12% Series 2 Notes Offering”) for the sale to accredited investors of units consisting of $1,327,250 principal amount of 12% senior promissory notes (the “12% Series 2 Notes”; and, together with the 12% Series 1 Notes, the “Series 1 and 2 Notes”) and five-year warrants (the “12% Series 2 Investor Warrants”; and, together with the 12% Series 1 Investor Warrants, the “Series 1 and 2 Warrants”) to purchase a total of 2,123,600 shares of our common stock at $0.98 per share. We received $1,125,696 in net proceeds from the Series 2 First Closing. Under the terms of the offering, the exercise price of the 12% Series 2 Investor Warrant was 115% of the five-day volume weighted average closing price (“VWAP”) of our common stock on NYSE Amex for the five trading days prior to the date of the Series 2 First Closing. On June 12, 2009, we conducted a second closing (“Series 2 Second Closing”) of the 12% Series 2 Notes Offering, whereby we sold an additional $468,500 principal amount of the 12% Series 2 Notes and 12% Series 2 Investor Warrants to purchase up to an aggregate of 749,600 shares of our common stock at $1.11 per share. We received $396,296 in net proceeds from the Series 2 Second Closing. Accordingly, we sold a total of $1,795,750 in 12% Series 2 Notes and 12% Series 2 Investor Warrants to purchase up to an aggregate of 2,873,200 shares of common stock. The transactions completed in the Series 1 First Closing, the Series 1 Second Closing, the Series 2 First Closing, and Series 2 Second Closing are collectively referred to herein as the “12% Senior Note Offering.” In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), we increased the principal of the 12% Series 2 Notes by $449,092 as loss on debt extinguishment.  The total principal of these notes at December 31, 2010 were $2,244,691.

In addition, we issued additional placement agent warrants to Cantone Research, Inc. to purchase up to an aggregate of 84,656 shares of common stock (the “Cantone Series 1 and 2 Placement Agent Warrants”).

In connection with the 12% Series 2 Notes Offering, we agreed to file a registration statement by July 31, 2009 with the SEC on Form S-3 covering the secondary offering and resale of the shares of common stock underlying the 12% Series 2 Investor Warrants sold in the offering. That Registration Statement was declared effective on January 7, 2010.

The terms of the 12% Series 2 Notes provide that, if our stockholders do not approve the 12% Series 2 Notes Offering by September 1, 2009 and the Company does not redeem the 12% Series 2 Notes by November 30, 2009, the holders of such 12% Series 2 Notes shall be entitled to declare such notes to be in default and declare the entire principal and unpaid accrued interest thereon immediately due and payable. Since we did not make the interest payment due on December 1, 2009, we are in default under the 12% Series 2 Notes. Although we have not received any notice from the holders of the 12% Series 2 Notes requesting that we cure this default, we have exceeded the cure period and, therefore, all payments of principal and interest under the 12% Series 2 Notes are immediately due and payable and the interest rate is increased from 12% per annum to 18% per annum.

In March 2010, most of the Series 1 and 2 note holders signed an exchange agreement (the “Exchange Agreement”) pursuant to which they obtained the right to exchange their Series 1 and 2 Notes for shares of our common stock.  Pursuant to the Exchange Agreement, both the principal and the interest on the Series 1 and 2 Notes shall be exchanged for a certain number of shares of our common stock, the exact number of which is based upon the following formulas. The number of shares of common stock to be issued to the holders of Series 1 and 2 Notes in exchange for the principal amount of the Series 1 and 2 Notes shall be an amount equal to the quotient of (i) the amount of principal sought to be exchanged divided by (ii) 70% of the VWAP of our common stock for the five trading days immediately preceding the date the exchange is requested, but in no event shall the exchange price be less than $0.28. The VWAP is a fraction, the numerator of which is the sum of the product of (i) the closing trading price for the common stock on the applicable National Securities Exchange for each trading day during such five-day period and (ii) the volume of the common stock on the applicable National Securities Exchange for each such day, and the denominator of which is the total volume of the common stock on the applicable National Securities Exchange during such five-day period, each as reported by Bloomberg Reporting Service or other recognized stock market price reporting service. We maintain the right to pay all interest due on the Series 1 and 2 Notes between December 1, 2009 and June 30, 2010 in cash or in shares of common stock. If we elect to pay the interest in shares of common stock, then the number of shares of common stock to be issued to the holders of Series 1 and 2 Notes shall be an amount equal to the quotient of (i) the amount of interest sought to be exchanged divided by (ii) $0.28. Any interest payments due after June 30, 2010 shall be paid in cash if the market price of our common stock is below $0.28 per share on the interest payment date, as set forth in the Series 1 and 2 Notes. If the market price of our common stock on such date is equal to or above $0.28 per share, we reserve the right to pay the interest in shares of our common stock at $0.28.  By signing the Exchange Agreement, the note holders waived all defaults under their Series 1 and 2 Notes (“Default Waiver”) unless, and only unless we fail to pay or issue any principal or interest pursuant to the terms of the Exchange Agreement or if we did not receive shareholder approval of the shares issuable pursuant to the Exchange Agreement on or before November 15, 2010 (“Shareholder Approval”).  The original terms of the Exchange Agreement required we obtain Shareholder Approval by September 15, 2010.  However, in September 2010, the parties agreed to extend the time for which we were required to obtain Shareholder Approval until November 15, 2010, in consideration for which we increased the principal balance of the Series 1 and 2 Notes by 25%.

In September 2010, we amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, we agreed to (a) increase the principal balance due on the Notes by 25% effective September 1, 2010 and (b) we in our - sole discretion — maintain the right to pay the interest due on these notes in shares of our common stock so long as the market price of our common stock is equal to or above $0.28 per share on the date such interest is due. Due to the SEC’s review of the periodic reports we were required to mail with the proxy statement for the required shareholder approval, we were not able to hold the meeting by November 15, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the notes would automatically become immediately due and payable if they are not paid when due. We ultimately held the shareholder meeting and obtained the required shareholder approval on December 3, 2010; NYSE Amex approved the shares on January 3, 2011.

Since we received the shareholder approval, the Series 1 and 2 Note holders have been regularly submitting exchange notices to us pursuant to the Exchange Agreement and we have been issuing the requisite shares pursuant thereto and pursuant to the terms of the Exchange Agreement.  As of the date of this Report, principal and interest in the amount of approximately $4,718,683, representing approximately 85% of the total outstanding balance of the Series 1 and 2 Notes have been exchanged (See Note 16).  Since the note holders continue to enforce their rights to exchange the Series 1 and 2 Notes under the Exchange Agreement, we believe the Default Waiver also remains in effect.  In light of the above, we do not believe that we are in default of any of the Series 1 and 2 Notes.

We agreed to register the shares underlying the Exchange Agreement, however since all of the shares of common stock underlying the securities issued and issuable pursuant to the Exchange Agreement are currently eligible for resale pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, we are seeking their agreement to waive the registration rights they were originally granted.

All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remains in effect and no other consideration is owed to the note holders pursuant to this default. The total expense recorded for the loss on debt extinguishment was $888,275.  As of the date of this filing, we have not received notice from any note holders declaring a default.  Any shares of common stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

Placement Agent Shares

We negotiated with the Series 1 and 2 note holders to obtain their agreement to exchange their rights to receive cash for shares of our common stock and to sign the Exchange Agreement (discussed above). In connection therewith, Cantone Research, Inc. (the “Negotiator”), who was also the placement agent in the 12% Senior Note Offering, agreed to assist us with those negotiations and obtain the signatures of the holders of the Series 1 and Series 2 Notes on the Exchange Agreement. For such services, we agreed to pay the Negotiator a fee equal to two percent of the total principal and interest that was due through March 1, 2010 on the Series 1 and 2 Notes (the “Initial Exchange Fee”). The Negotiator also agreed to assist us with obtaining the Series 1 and 2 Note holders agreement to extend the time for which we must obtain shareholder approval to November 15, 2010. For these services, we agreed to pay the Negotiator a fee equal to three percent of the total principal and interest that was due through August 31, 2010 on the Series 1 and 2 Notes (the “Second Exchange Fee” together with the Initial Exchange Fee, the “Exchange Fee”). The Negotiator further agreed to accept payment of the Exchange Fee in the form of shares of our common stock. The total amount of principal and interest due on the Series 1 and 2 Notes through March 1, 2010 was $3,952,403, and the Initial Exchange Fee was $79,048. The total amount of principal and interest due on the Series 1 and 2 Notes through August 31, 2010 was $4,295,620 and the Second Exchange Fee was $128,869. The parties agreed to pay the Exchange Fee in that number of shares of the Company’s common stock equal to the quotient of the Total Exchange Fee divided by $0.28, which totals an aggregate of 460,245 shares for the Negotiator (the “Fee Shares”). We also agreed to reduce the exercise price of the Cantone Series 1 and 2 Placement Agent Warrants, issued to the Negotiator at the time of the 12% Senior Note Offering, to $0.28 per share.  We obtained approval for the Fee Shares at the December 3, 2010 shareholder meeting and received NYSE Amex approval on January 3, 2011.  Accordingly, all of the Fee Shares were issued to the Negotiator (see Note 16).

The Bridge Loan Agreement

On September 10, 2009, we entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and we agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. Interest under the Bridge Loan was set at 12% per annum. However, because we did not repay the Bridge Loan as scheduled on or before October 9, 2009, the interest rate was increased to 18% per annum, retroactive to September 10, 2009. Since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the current principle value of the Bridge Loan $83,000 as of December 31, 2009. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, we issued to the Lender a two-year warrant to purchase 116,000 shares of our common stock exercisable at $0.60 per share (the “Two-Year Warrant”).

In March 2010, we entered into an Exchange Agreement with the Lender. Under the Exchange Agreement, we agreed to the issuance of up to an aggregate of 404,526 shares of our common stock, issuable upon: (i) exchange and cancellation of all principal amount of the Bridge Loan ; (ii) cancellation of all of the interest accrued thereon, accruing at the contractual default rate of 18%, retroactively from September 10, 2009 through August 30, 2010; (iii) cancellation of all other fees due under the Bridge Loan, totaling approximately $12,000 and (iv) in consideration for such exchange and cancellations, a reduction of the warrant exercise price for the 116,000 warrants originally issued in connection with the Bridge Loan from $0.60 per share to $0.28 per share.

Pursuant to the Bridge Loan Exchange Agreement, we were required to obtain shareholder approval by September 15, 2010 and NYSE Amex approval of the shares issuable. Since our failure to obtain shareholder approval by September 15, 2010 would subject us to being in default of the Bridge Loan, on September 13, 2010, we sought the Bridge Loan holder’s agreement to instead hold the meeting on or before November 15, 2010. In consideration for their agreement to extend the time in which we must obtain shareholder approval, and waive any defaults related to our failure to hold the meeting by September 15, 2010, we agreed to increase the principal balance of the Bridge Loan by 25% and pay an additional $5,000 in legal fees related to the default As a result of this agreement, we agreed to issue the holder 592,261 shares (instead of 404,526), which includes interest payments due through December 31, 2010. At December 31, 2010, the Bridge Loan was contractually due and in default.

The shares were approved at the shareholder meeting we held on December 3, 2010 and by the NYSE Amex on January 3, 2011.  Accordingly, we issued the 592,261 shares to the Lender in January 2011 (see Note 16).

Consulting Agreement

In March 2010, in an effort to further reduce its cash expenditures, we also amended the consulting agreement with Cantone Asset Management, LLC (“Cantone Asset”). Under the original consulting agreement, we were to pay Cantone Asset an aggregate cash consulting fee of $144,000 and issued Cantone Asset warrants to purchase 200,000 shares of the Company common stock at $0.60 per share. Due to the cash situation, Cantone agreed to accept shares of our common stock in lieu of the Cash Consulting Fee and as consideration therefore, we agreed to reduce the warrant exercise price of the Cantone Warrants to $0.28 per share (the “Amendment”). Pursuant to the Amendment, and subject to stockholder approval, we shall issue Cantone an aggregate of 514,286 shares of our common stock (the “Amendment Shares”), which does not include the shares of common stock underlying the Cantone Warrants. Pursuant to the Amendment, we were required to obtain shareholder approval by September 15, 2010. Due to the continuing SEC review of the proxy statement for the related shareholder meeting and the periodic reports that we are required to submit therewith, we were unable to have a meeting on September 15, 2010. Since we were unable to hold the meeting on the original agreed date, Cantone agreed to extend the time with which we must obtain shareholder approval to November 15, 2010. In consideration for their agreement to the extension, we agreed to increase their Cash Consulting Fee by 25%, to $180,000, and instead issue 642,857 Amendment Shares, which shall be full and complete payment of all fees owed to Cantone under the Agreement and the Amendment.

The shares were approved at the shareholder meeting we held on December 3, 2010 and by the NYSE Amex on January 3, 2011.  Accordingly, we issued the shares to Cantone Asset in January 2011.

Common Stock and Warrants Issued for Services or Settlements

The following issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amendment for offerings not involving a private offering.

On February 5, 2008, our Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through May 3, 2009. The shares are issuable in two increments of 150,000. The shares vest over a fifteen month period and are being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date.  Shares vested under the agreement were 80,000 and 220,000 during the years ended December 31, 2009 and 2008, respectively. We recorded general and administrative expense of $71,600 and $527,801 related to the agreement during the same years then ended.

On April 30, 2008, we extended the term of warrants to purchase 18,750 shares of common stock at $3.68 per share to October 31, 2009. The warrants were held by an investor/service provider. We recorded $18,375 in compensation expense related to the term extension, calculated using the Black-Scholes option valuation model with the following assumptions: expected volatility of 79%; risk-free interest rate of 2.37%; expected term of 1.5 years; and dividend yield of 0%.

On May 16, 2008, we settled litigation related to the termination of an agreement regarding a proposed private placement. In connection with the settlement, we paid $12,500 in cash, and issued 25,000 shares of unregistered common stock with a deemed value of $75,000, based on the ten-day volume weighted-average price of our common stock through May 8, 2008. The value of the cash and shares issued in the settlement is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2008.

On January 22, 2009, we entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. We granted B&D Consulting 400,000 shares of our common stock in exchange for services, subject to the approval for listing of the shares by the NYSE Alternate US. NYSE Amex approval was received on March 26, 2009 and the shares were issued on March 31, 2009.  During the years ended December 31, 2010 and 2009, 200,001 and 183,326 shares were vested, respectively, with 16,673 shares remain to be vested in the year ended 2011. The shares issued are periodically valued, as earned, through the vesting period. During the years ended December 31, 2010 and 2009, we recorded general and administrative expense of $137,644 and $128,162, respectively, related to the agreement.

On February 2, 2009, our Board of Directors authorized the issuance of 12,500 shares of our common stock to an investor relations consultant for services under a consulting agreement, subject to the approval for listing of the shares by the NYSE Amex. NYSE Amex approval was received on March 26, 2009 and the shares were issued on March 31, 2009. The value of the shares of $10,126 and was expensed during the year ended December 31, 2009.

On September 10, 2009, we entered into a Consulting Agreement with Cantone Asset Management, LLC whereby the Consultant provided guidance and advice related to negotiating the terms of our outstanding Series 1 and Series 2 Senior Notes and continued services to assist us to coordinate with the holders of the Series 1 and Series 2 Senior Notes. We agreed to issue to the Consultant a five-year warrant to purchase 116,000 shares of our common stock at an exercise price of $0.60 per share. The warrants were initially valued at $88,000, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 97.27%; average risk-free interest rate of 238%; expected term of 5 years; and dividend yield of 0. The value of the warrants is being expensed over the term of the consulting contract. We recognized $58,667 and $29,333 of expense in the years ended December 31, 2010 and 2009, respectively, with respect to the warrants.

On September 22, 2009, we entered into an agreement with Lyons Consulting for investor relation services through September 2010.  We granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services.  The shares were approved by the NYSE Amex US on December 10, 2009.  We recorded $74,500 and $27,000 related to the vested shares during the years ended December 31, 2010 and 2009, respectively.

On November 11, 2009, we entered into an agreement with First International Capital Group, Ltd., to provide investor relations services. In connection with the agreement, we issued a total of 900,000 shares of our common stock. The service term is six months. The value of the common shares using the stock price on date of commencement was $0.24 per share. The total value of $360,000 was recorded as prepaid consulting expense and was amortized over the service period of six months. During the years ended December 31, 2010 and 2009, we amortized $300,000 and $60,000, respectively, as general administrative expenses in the accompanying statement of operations.

On January 7, 2010, we entered into an agreement for the issuance of 100,000 shares of common stock to Boston Financial Partners for financial advisory services to be provided for the period January 1, 2010 through July 1, 2010. The shares vest ratably over the seven month period. NYSE Amex Approval was received in April 8, 2010. We recorded prepaid expense of $71,000 related to the agreement. The shares were amortized over the service period, and the associated general and administrative expense of $71,000 was recorded for the year ended December 31, 2010.

On January 13, 2010, we entered into an agreement with B&D Consulting for investor relations services through June 13, 2010. We granted B&D Consulting 200,000 shares of our common stock in exchange for services. The shares were earned during the year ended December 31, 2010, and we recorded general and administrative expense of $108,000 related to the agreement.

On January 13, 2010, we entered into an agreement with Catawaba LTD (“Catawaba”) for investor relations services through September 13, 2010. We granted Catawaba 900,000 shares of our common stock in exchange for services. The shares were earned during the year ended December 31, 2010, and we recorded general and administrative expense of $288,000 related to the agreement.

On February 5, 2010, we entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. NYSE Amex Approval was received in April 8, 2010.  During the year ended December 31, 2010, 470,667 shares were earned with 9,333 shares to be earned in the subsequent period.  We recorded general and administrative expense of $352,440 during the year ended December 31, 2010 related to the agreement.

On February 9, 2010, we entered into an agreement for the issuance of 900,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vested over a ten month period. NYSE Amex Approval was received on April 8, 2010.  During the year ended December 31, 2010, we recorded general and administrative expense of $670,333 related to the agreement.

On February 22, 2010, we issued 160,714 shares of common stock to settle an unpaid invoice in the amount of $45,000 of accounts payable through the date of the agreement, subject to NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010 and we recorded the common stock issuance of $45,000 based on stock price on such date.

On March 1, 2010, we entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011.  During the year ended December 31, 2010, 646,000 shares were earned with 74,000 shares to be earned in the subsequent period.  We recorded general and administrative expense of $472,260 during the year ended December 31, 2010 related to the agreement.

On April 13, 2010, we entered into an agreement with Lyons Consulting for investor relations services through October 2010.  We granted Lyons Consulting 200,000 restricted shares of our common stock in exchange for services.  The shares were approved by the NYSE Amex US on October 15, 2010. We recorded general and administrative expense of $132,000 related to the agreement.

On May 10, 2010, we entered into an agreement with Uptick Marketing for marketing services through August 2010.  We granted Uptick Marketing 250,000 restricted shares of our common stock in exchange for services.  The shares were approved by the NYSE Amex US on October 15, 2010.  We recorded general and administrative expense of $165,000 related to the agreement.

On May 27, 2010, we granted Crystal Research a four-year warrant to purchase 400,000 shares of our common stock at an exercise price of $1.23 per share to be earned over a 2 year period. The warrants were valued using the black-scholes option pricing model under expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and a zero dividend rate. As a result of the valuation, we recorded $400,000 as Prepaid Consulting expense and amortized $116,669 as of December 31, 2010.  As of December 31, 2010, $283,331 remains unamortized as prepaid consulting fees.

On August 1, 2010, we entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011.  We granted Catawaba 200,000 shares of our common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares and were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, we amortized $43,333 related to the consulting agreement.  As of December 31, 2010, $34,667 remains unamortized as prepaid consulting fees.

On August 1, 2010, we entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. We granted First International 200,000 shares of the Company’s common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, we amortized $65,000 related to the consulting agreement.  As of December 31, 2010, $13,000 remains unamortized as prepaid consulting fees.

On August 1, 2010, we entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received in December 3, 2010.  During the year ended December 31, 2010, 200,000 shares were earned with 280,000 shares to be earned in the subsequent period.  We recorded general and administrative expense of $78,000 during the year ended December 31, 2010 related to the agreement.

On August 1, 2010, we entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received in December 3, 2010. During the year ended December 31, 2010, 300,000 shares were earned with 420,000 shares to be earned in the subsequent period.  We recorded general and administrative expense of $90,000 during the year ended December 31, 2010 related to the agreement.

Item 6.  Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company for the years ended December 31, 2010 and 2009, and should be read in conjunction with such consolidated financial statements and related notes included in this report.

The Company

We are a vertically integrated pharmaceutical company with the following distinct business divisions or units:

•	Manufacturer and Distributor of Onko-Sure® a Proprietary In-Vitro Diagnostic (“IVD”) Cancer Test;

•	A Cancer Therapeutics Technology.

Our Revised Strategic Focus

We recently refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure®, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test.

During the third and fourth quarter of 2009, we repositioned certain business assets we believe will enable us to monetize such assets through new partnerships, separate potential IPO’s, or possible sales. These special assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); and (ii) our 100% Ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”).

On September 25, 2009, we changed our name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” We believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

We are now primarily engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure® a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam, and other markets throughout the world.

We manufacture and distribute our proprietary Onko-Sure® test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), GMP approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

For fiscal year 2010 and 2009, the Company generated approximately $232,000 and $158,000, respectively, in the sales of the Company’s Onko-Sure® IVD cancer diagnostic test kits, which is an increase of approximately 47% in sales of this product.  We believe, subject to receipt of adequate financing, revenues from Onko-Sure® will significantly increase in 2011 due to the creation of distribution agreements which are anticipated to move the IVD cancer diagnostic test kit in markets throughout the world.  In addition to increasing our distribution network, we are also negotiating partnership agreements with laboratories certified under the Clinical Laboratory Improvement Act (“CLIA”) which will purchase Onko-Sure® test kits for in-house use.  However, the success of our distribution strategy for this product in 2011 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate, which will have a material adverse effect on anticipated 2011 revenues.

In connection with the deconsolidation, as noted below, we have reclassified JPI as a business investment, rather than as a consolidated operating subsidiary.

ONKO-SURE® AND IN-VITRO CANCER DIAGNOSTICS

Onko-Sure® Test Kit

On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70 to a more consumer friendly, trademarked brand name “Onko-Sure®,” which we believe communicates it as a high quality, innovative consumer cancer test. We also installed a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

Our Onko-Sure® product is manufactured at our Tustin, California based facility and is sold to third party distributors, who then sell directly to CLIA certified reference laboratories in the United States (“US”) as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international markets.

Our Onko-Sure® in- vitro diagnostic test enables physicians and their patients to effectively monitor and/or detect solid tumor cancers by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP).  Onko-Sure® is a simple, non-invasive blood test used for the detection and/or monitoring of 19 different types of cancer including: lung, breast, stomach, liver, colon, rectal, ovarian, esophageal, cervical, trophoblastic, thyroid, malignant lymphoma, and pancreatic. Onko-Sure® can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide.  Because the Onko-Sure® test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the Onko-Sure® test kit results with other clinically relevant diagnostic modalities. While the Onko-Sure® test kit is helpful in diagnosing whether a patient has cancer, the attending physician needs to use other testing methods to determine and confirm the type and kind of cancer involved.

Onko-Sure® is sold as a blood test for cancer in Europe (CE Mark certified), India, Taiwan, Korea, Vietnam, and in Chile (research use); approved in the U.S. for the monitoring of colorectal cancer (“CRC”); approved in Canada (by Health Canada) for lung cancer detection and lung cancer treatment monitoring; and in many key markets, has the potential to be used as a general cancer screening test.   We are involved with research conducted with CLIA Laboratories to expand on the Clinical utility of Onko-Sure®.

In-Vitro Cancer Research and Development

During the year ended December 31, 2010, we incurred expenses of $673,918 in research and development related to the Onko-Sure®, as compared to $552,391 for the same period in 2009. These expenditures were incurred as part of our efforts to improve the existing Onko-Sure® and develop the next generation Onko-Sure®.

During the year ended December 31, 2010, the majority of expenses incurred were to fund:

•	Validation study to determine if Onko-Sure® can be utilized as a general cancer screen for 10 to 20 different cancers in a CLIA laboratory developed test environment; and

•	Evaluate Onko-Sure® as an additional marker in an existing test to determine if the addition will enhance and improve analytical performance.

We expect expenditures for research and development to grow during the first half of 2011 due to additional staff and consultants needed to support research to continually improve our Onko-Sure® test kit as well research potential veterinary use of the test.  In addition, we will continue to research the validity of our next generation version our current Onko-Sure® test kit.  We anticipate additional costs will be incurred to fund research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure® and development costs associated with entry into new markets.

Cancer Therapeutics

In 2001, we acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. Our CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology. To date, we have not generated any revenues and incurred minimal expenses, mostly related to patent protection, for this technology.

In November 2010, we formed NuVax Therapeutics, Inc. with Javia’s CEO Dr.Umesh Bhatia creating a platform to expand the planned collaboration to include significantly expanded clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. All rights to our CIT technology will be transferred to NuVax, currently our 100% wholly-owned subsidiary.  All further development and commercialization of CIT and other to-be in-licensed novel cancer fighting technologies will be made at NuVax.  We have not generated any revenues and incurred minimal expenses for the year ended December 31, 2010.

JPI INVESTMENT

Deconsolidation

During the third quarter of 2009, it became apparent to our management that our working relationship with management of JPI’s operations in China was becoming increasingly strained. Accordingly, we deemed it appropriate to seek alternative means of monetizing our investment. There were several issues that caused us to conclude accordingly, including, but not limited to:

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

Effective September 29, 2009, based on unanimous consent of our board of directors and based on an executed binding agreement (the “Agreement”) between us and certain individual stockholders in China, we deconsolidated all activity of JPI.

Based on the Agreement and in accordance with accounting guidelines, we deconsolidated JPI as of the date we ceased to have a controlling financial interest, which was effective September 29, 2009. In accordance with the Agreement, we agreed to exchange our shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents all outstanding shares of preferred stock, exchanged $730,946 in salaries and related interest, accrued by us as of September 29, 2009, into 730,946 shares of JPI’s preferred stock, relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on the board of directors.

Accordingly, it was determined we did not maintain significant influence over the investee and, accordingly, recorded such investment in accordance with the cost method. Although, we maintain significant economic ownership in JPI, based on our evaluation of our lack of ability to influence, lack of a role in policy and decision making, no significant planned intercompany activity, among other things, we concluded that it would not be appropriate to account for such investment in consolidation or under the equity method of accounting.

The deconsolidation of JPI materially and adversely affected our 2009 and 2010 earnings and sales as we no longer record their operations on our consolidated financial results.

As part of the deconsolidation of JPI as of September 29, 2009, we agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. There are risks and uncertainties related to the collectability of these amounts and, as a result, we recorded a 50% loan loss reserve at the time of the deconsolidation.

During the year ended December 31, 2010, the collectability of the receivable from JPI became more uncertain and as a result, the Company increased its reserve on the receivable to $5,350,000 with a charge to impairment on receivable from JPI.

Based on a valuation performed by a third party valuation firm using Radient’s management’s assessment of the current and projected operations of JPI as of December 31, 2010, we determined that our investment in JPI was impaired.  Significant factors considered in the valuation included:

•	Reduced projected sales growth;

•	Negative debt-free net cash flows from operations in 2009 and 2010, and reduced positive amounts projected for 2011 to 2015;

•	Negative earnings before interest, taxes, depreciation, and amortization (“EBITA”) in 2009 and 2010, and reduced positive amounts projected for 2011 to 2015; and

•	Lack of products in manufacturing pipeline.

The third-party valuation estimated the value of the Company’s investment to be approximately $2,079,000 before further consideration on the likelihood of being able to realize any amounts from the investment.  In consideration of the significant problems that management has had in obtaining the cooperation of JPI on a variety of matters, the Company deemed that there was substantial uncertainty as to whether any amounts from their investment in JPI would be realized.  Some of the significant problems that the Company has had concerning the cooperation with JPI management included the following:

•	Continued inability to receive financial information from JPI in a timely manner;

•	Continued difficulty in preparing GAAP based financial statements;

•
A merger partner has been identified however, JPI was unable to complete the transaction prior to the expiration of the letter of intent.  A bridge loan was secured for $900,000 to fund valuation, legal and accounting expenses related to the merger; however, JPI management has not authorized these actions.

Accordingly, the Company decided to impair its investment to zero, and thereby recognized an impairment charge of $20,500,000 on the investment in the accompanying consolidated statement of operations as of December 31, 2010.  The Company will, however, pursue an action plan to recover a portion or all of its investment.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories. Major components of inventories are raw materials, packaging materials, direct labor and production overhead.  Our inventories consist primarily of raw materials and related materials, and are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) basis. We regularly monitor inventories for excess or obsolete items and make any valuation corrections when such adjustments are needed. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or excess inventories. We write down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing, or market conditions are less favorable than those projected by management, additional write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

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

Valuation of Intangible Assets. We evaluate the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We use our best judgment based on the current facts and circumstances relating to our business when determining whether any significant impairment factors exist. We consider the following factors or conditions, among others, that could indicate the need for an impairment review:

•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	our ability to obtain patents, including continuation patents, on technology;

•	significant changes in our strategic business objectives and utilization of the assets;

•	significant negative industry or economic trends, including legal factors; and

•	potential for strategic partnerships for the development of our patented technology.

If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on our analysis, we determined the intangible asset of the CIT technology was impaired and recorded an impairment charge for the remaining carrying value of this long-lived asset as of December 31, 2010.

The carrying value of our investment in JPI represented our 97.4 % ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period we assessed the fair value of our ownership interest in JPI in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. At least annually, we conduct an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.

Revenue Recognition. Revenues from the wholesale sales of our products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

During 2009 and 2010, we entered into several distribution agreements for various geographic locations with  third parties. Under the terms of some of the agreements, we sell products to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide us quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by us. Until the price is fixed and determinable, we defer the recognition of revenues under these arrangements.

Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved.

Litigation. We account for litigation losses in accordance with accounting principles generally accepted in the United States, (“GAAP”), loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we often are initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our consolidated results of operations and cash flows from operating activities.

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

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

We account for equity awards issued to employees following ASC 718 which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Beneficial Conversion Feature.  In certain instances, we enter into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Derivative Financial Instruments. We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the year ended December 31, 2010, we issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. We compute the fair value of these derivative liabilities on the grant date and various measurement dates using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, we have determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

Accounting for Debt Modifications and Extinguishments.  If a debt modification is deemed to have been accomplished with debt instruments that are substantially different, the modification is accounted for as a debt extinguishment in accordance with FASB ASC 470-50, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. If it is determined that the present values of the original and new debt instruments are not substantially different, then a new effective interest rate is determined based on the carrying amount of the original debt instrument and the revised cash flows.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Introduction

As noted above, we deconsolidated the operations of JPI, located in China, effective September 29, 2009.  All comparative amounts shown below are exclusive of the financial results of operations of JPI in 2009.

	Year Ended December 31,		Difference
	2010	2009	$	%
Net revenues	$231,662	$158,017	$73,645	46.61%
Cost of sales	46,325	37,671	8,654	22.97%
Gross profit	185,337	120,346	64,991	54.00%

Operating expenses:
Research and development	673,918	552,391	121,527	22.00%
Selling, general and administrative	9,882,737	6,565,193	3,317,544	50.53%
Impairment of receivable from JPI	2,675,000	-	2,675,000	100.00%
Impairment of intangible asset	1,058,333	-	1,058,333	100.00%
Total operating expenses	14,289,988	7,117,584	7,172,404	*
Loss from operations	(14,104,651)	(6,997,238)	(7,107,413)	*
Other income (expense):
Interest expense	(38,485,599)	(2,423,271)	(36,062,328)	*
Other expense, net	(13,613)	(328,071)	314,458	-95.85%
Change in fair value of derivative liabilities	(9,366,515)	648,313	(10,014,828)	*
Impairment on investment in JPI	(20,500,000)	-	(20,500,000)	100.00%
Loss on extinguishment of debt	(3,241,475)	-	(3,241,475)	100.00%
Loss on deconsolidation of JPI	-	(1,953,516)	1,953,516	-100.00%
Total other expense, net	(71,607,202)	(4,056,545)	(67,550,657)	*
Loss from operations before provision
(benefit) for income taxes	(85,711,853)	(11,053,783)	(74,658,070)	*
Provision (benefit) for income taxes	-	(1,000)	1,000	-100.00%
Net loss	$(85,711,853)	$(11,052,783)	$(74,659,070)	*

*	Percentage difference is over 100%

Net Revenues

Net revenues for the year ended December 31, 2010 was $231,662 compared to $158,017 for the same period in 2009. This increase of 47% is due to increased orders for the Onko-Sure® test kits.  During fiscal 2010 and 2009, we had four and three customers, respectively which represented approximately 94% and 92%, respectively of our net revenues.  For the year ended December 31, 2010 and 2009, two customers were based in the U.S. and represented approximately 59% and 27%, respectively of our net revenues and two customers were based outside the U.S. and represented approximately 35% and 65%, respectively of our net revenues.  Revenues were primarily earned from the sale of Onko-Sure® test kits. Our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will increase in 2011.

In our effort to make progress in the marketing and distributing our Onko-Sure test in the India market, we executed a distribution agreement with Jaiva Guar Diagno (“JaivaGD”). Due to the inability of JaivaGD to obtain adequate financing, obtain governmental as well as private support for the launch of Onko-Sure in India, JaivaGD substantially reduced their purchase forecast for FY 2011. At this time, JaivaGD is unable to forecast the timing or the number, if any, of Onko-Sure test kits that will eventually be purchased for the India market.

Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of Onko-Sure® test kits in 2011 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.

We have a limited supply of one of the key components of the Onko-Sure® test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 21,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand. Although we are investigating alternatives  or outsourcing this component so that we are in a position to have an unlimited supply of Onko-Sure® in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed.

Gross Profit

Gross profit increased approximately 54% to $185,337 for the year ended December 31, 2010 from $120,346 for the year ended December 31, 2009 due to increased sales volume of the Onko-Sure® test kit.

The major components of cost of sales include raw materials, wages and salary and production overhead.  Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of funding the necessary research and development of the Onko-Sure® test kit for the USFDA.  During the year ended December 31, 2010, we incurred $673,918 on research and development expenses related to the Onko-Sure® test kit, compared to $552,391 for the same period in 2009.  This is an increase of approximately 22%, which is primarily due to increased studies of our product.

We expect research and development expenditures to increase during 2011 due to:

•	Additional staff and consultants needed to support an increase in sales;

•	Additional costs involved with consultants and research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure®;

•	Costs necessary to conduct additional clinical studies;

•	Additional collaboration costs to cover validation of this product for other types of cancers worldwide; and

•	Additional consultant costs to get a current procedural terminology (“CPT”) code for the test to be covered by insurance policies.

Selling, General and Administrative

Selling, general and administrative expenses were $9,882,737 for the year ended December 31, 2010 as compared to $6,565,193 in 2009.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.  Included in selling, general and administrative expenses were non-cash expenses incurred during the years ended December 31, 2010 and 2009, respectively, of $3,222,589 and $593,279 for common stock, options and warrants issued to consultants for services and $2,018,458 and $795,983 for options issued to employees and directors. The increase in selling, general and administrative expenses is primarily due to increase of cash and noncash expenses of investor relations and secondarily due to increased accounting and other professional fees.  The increases in these categories are related to the four closings of convertible debt financings during the year ended December 31, 2010 and the extensive work on SEC correspondence and Registration Statements during fiscal year 2010. The decrease in the remaining categories of the selling, general and administrative expenses is due to management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses incurred:

	For the year ended
	December 31,
	2010	2009	$ Change	%
Investor relations (including value of warrants/common stock shares)	$3,376,842	$975,936	$2,400,906	246%
Salary and wages (including value of options)	3,247,653	2,606,330	641,323	25%
Accounting and other professional fees	2,101,404	1,618,069	483,335	30%
Directors fees (including value of options)	250,143	378,521	(128,378)	-34%
Rent and office expenses	205,198	177,387	27,811	16%
Employee benefits	134,058	129,612	4,446	3%
Travel and entertainment	206,743	150,304	56,439	38%
Insurance	76,350	175,280	(98,930)	-56%
Taxes and licenses	87,261	96,476	(9,215)	-10%
Other	197,085	257,278	(60,193)	-23%
Total	$9,882,737	$6,565,193	$3,317,544	51%

Impairments

In addition, we fully impaired the carrying value of the intangible asset of $1,058,333 and reserved the remaining balance of the  receivable from JPI in amount of $2,675,000 as an impairment on receivable from JPI.

Other Income (Expense)

The increase of approximately $67.6 million in total other expenses, net is primarily due to approximately $36.1 million increase in interest expense due to the interest penalties, triggering events, issuance of debt instruments and warrants with derivative liabilities and amortization of the related debt discounts and debt issuance costs, approximately $3.2 million increase in loss on extinguishment of debt, loss of approximately $10 million from change in fair value of derivative liabilities, and an impairment on investment of $20.5 million for the year ended December 31, 2010, offset by the non recurring 2009 Loss on deconsolidation of JPI.

Interest Expense

Interest expense for the years ended December 31, 2010 and 2009 was $38,485,599 and $2,423,271, respectively.

Interest expense increased due to contractual obligations of the notes, the issuance of convertible debt instruments with embedded conversion features and warrants treated as derivative liabilities, penalties related to trigger events or defaults on convertible debt, and the amortization of debt discounts and debt issuance costs during the year ended December 31, 2010.

The significant increase in interest expense is primarily due to (i) $11,905,244 in excess fair value of the debt discount, recorded at origination, for the four closings in 2010 for the derivatives associated with the conversion feature and warrants, (ii) $2,682,576 related to additional interest and penalties recorded as derivative liabilities for the embedded conversion feature associated with the incremental principal and accrued interest added to the outstanding balance of the convertible debt; (iii) $8,207,030 in penalties added to the principal due to trigger events and penalties related to the forbearance agreement, and (iv) $13,479,950 of amortization of debt discounts and debt issuance costs on convertible debt balances (see the following table).

	[1]	[2],[4]	[3]
	Fair Value of Derivatives in Excess of Debt Discounts	Penalties Added To Principal	Interest and Penalties added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Total
	[7]		[7]	[8]	[8]
Senior Notes:
December 2008	$-	$-	$-	$169,947	$318,178	$488,125
January 2009	-	-	-	119,279	327,808	447,087
May 2009	-	-	-	348,276	782,043	1,130,319
June 2009	-	-	-	128,386	273,366	401,752
Other	-	187	-	77,568	140,361	218,116

Convertible Debt:
September 2008	-	113,269	-	410,454	1,741,910	2,265,633
St. George	-	50,000	12,597	35,000	393,681	491,278
1st Closing	-	861,817	325,727	112,000	651,165	1,950,709
2nd Closing	3,968,028	3,953,316	1,240,359	315,221	3,811,792	13,288,716
3rd Closing	7,414,307	2,748,333	962,113	227,189	2,571,654	13,923,596
4th Closing	522,909	480,108	141,780	39,331	485,341	1,669,469

Incremental Cost of Shares and Warrants [5]						81,780
Interest on Debt (excluding amounts added to principal) [6]						2,129,019
Total Interest expense	$11,905,244	$8,207,030	$2,682,576	$1,982,651	$11,497,299	$38,485,599

[1]
This amount represents the excess fair value of the debt discount related to the derivative liability associated with the embedded conversion feature and warrants (see Note 8 of the accompanying consolidated financial statements).

[2]
This amount represents additional penalty interest and/or accrued interest added directly to the outstanding prinicipal of the convertible debt for trigger events and penalties added related to the forbearance agreement (see Note 8 of the accompanying consolidated financial statements).

[3]
This amount represents additional interest recognized for the increase in principal balance associated with the embedded conversion feature of the First, Second, Third, and Fourth Closings as a result of the Trigger Events (see Note 8 of the accompanying consolidated financial statements).

[4]
This amount includes $410,000 of additional penalty recognized for the default related to the registration rights agreements as a result of not being declared effective related to the First, Second, Third, and Fourth Closings in 2010.

[5]	This amount represents the incremental costs associated with the additional shares and warrants issued in connection with the 2008 convertible debt that occurred during Q2 of 2010.

[6]	This amount represents the interest portion of the debt based on the respective interest rates as noted in Note 8, during the year ended December 31, 2010.

Sum of [7]	14,587,820	Total interest expense related to fair value of derivative instruments granted.

Sum of [8]	13,479,950	Total amortization of debt discount and debt issuance costs.

Loss from Discontinued Operations

Summarized operating results of discontinued operations for the period January 1, 2009 through June 26, 2009 (date of sale) are as follows:

Period Ended
December 31,
2009
Revenue	$594,839
Income (loss) before income taxes	$277,743

Included in loss from discontinued operations, net are income tax expenses of $30,717 for the period January 1, 2009 through June 26, 2009 (date of sale). YYB’s tax rate was 15% through 2010 in accordance with the “Western Region Development Concession Policy” of the PRC government.

Loss from continuing operations

For the year ended December 31, 2010 the Company’s loss from continuing operations was $85,711,853 or ($2.88) per share compared to the year ended December 31, 2009 when the Company’s loss from continuing operations was $12,461,903  or ($0.75) per share.

Liquidity and Capital Resources

For the year ended December 31, 2010, the Company’s cash increased by $41,236 to $53,381, compared to a net decrease in cash and cash equivalents of $2,275,138 to $12,145 for the same period in 2009.

Historically, our operations have not been a source of liquidity. At December 31, 2010, we had a significant amount of relatively short term indebtedness that was in default or past due and we may be unable to satisfy our obligations to pay interest and principal thereon. As of December 31, 2010, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accrued interest of approximately $2,210,000;

(ii)
Approximately $364,000 in unsecured convertible notes bearing default interest at 10% per annum increased to 18% per annum due to failure to pay the Notes by September 29, 2010. (See Note 8 of the accompanying consolidated financial statements.)  As of May 20, 2011, $317,500 of this amount was converted into shares of our common stock (see Note 16 of the accompanying consolidated financial statements).

(iii)
Approximately $18.7 million in unsecured convertible notes bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of trigger event, due one year from issuance. During the year ended December 31, 2010, the principal increased by approximately $9.4 million due to trigger events and default. These convertible notes are related to four closings during March and April of 2010.  As of May 20, 2011, approximately $17.7 million of this amount was converted into shares of our common stock (see Note 16 of the accompanying consolidated financial statements).

(iv)
A $140,000 unsecured bridge loan bearing interest at 12% per annum increased to 18% per annum due to nonpayment which was due October 9, 2009.  During the year ended December 31, 2010, the principal increased by approximately $57,000 due to default.  As of May 20, 2011, this amount was converted into shares of our common stock (see Note 16 of the accompanying consolidated financial statements).

(v)
Approximately $4.4 million in senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2010 and May 2011. During the year ended December 31, 2010, the principal increased by approximately $888,000 (which is recorded as loss on extinguishment in accordance with relevant accounting guidance) due to failure to pay interest due on December 1, 2009 or March 1, 2010. In order to resolve the defaults and to preserve as much cash as possible for operations, management put together various exchange agreements (the "Debt Exchanges") to enter into with its the debt holders, which was subject to shareholder approval and NYSE Amex approval of such share issuances, pursuant to which the debt holders would exchange their outstanding Notes or other obligations for shares of the Company's common stock. (See Note 8 of the accompanying consolidated financial statements.)  As of May 20, 2011, approximately $4.39 million of this amount was converted into shares of our common stock (see Note 16 of the accompanying consolidated financial statements).

We obtained stockholder approval on December 3, 2010 to restructure and convert a significant portion of the indebtedness referred to in (ii) through (v) above, and NYSE Amex approval on January 3, 2011; however, there can be no assurance that such indebtedness will be restructured or converted into equity, which is at the debt holder’s discretion.  Absent full conversion of these debts or the receipt of a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.  As of May 20, 2011, 95% of the notes payable representing $22,523,241 in principal and $2,059,122 in interest were converted into 60,064,210 shares of our common stock (see Note 16 of the accompanying consolidated financial statements).

In addition, in January 2011 we secured $7,500,000 in gross proceeds pursuant to the sale of convertible notes pursuant to a securities purchase agreement (See Note 16 of the accompanying consolidated financial statements).  Net proceeds from the financing were approximately $6,820,000 and the aggregate principal amount was $8,437,500.  Two required note payments of $843,750 each were made in March and April 2011, leaving a balance of approximately $6.75 million outstanding.  On May 3, 2011, the Company failed to make the third installment and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes will accrue late charges at an interest rate of 24% per annum. As of May 20, 2011, approximately $97,000 was accrued. Currently, all of the five investors have submitted an Event of Default Redemption Notice to the Company.   In addition, the notes include a registration penalty of 1.5% of the outstanding balance per month for the shares which  are not registered.  Approximately $126,500 in registration penalties were paid in April 2011, and $126,500 were accrued for May 2011. The January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligation.

Operating activities

Net cash in used in operating activities of continuing operations in the year ended December 31, 2010, was $7,112,307 compared with cash used in operating activities of continuing operations of $3,184,870 for the same period in 2009.

The primary use of cash in operations during the year ended December 31, 2010 and 2009 was the net loss of approximately $85.7 million and $12.5 million, respectively. The effect of the net loss during the year ended December 31, 2010 was partially offset by significant non-cash activity such as:

(i)	approximately $13.5 million for the amortization of debt issuance costs and debt discounts,
(ii)	approximately $2.0 million for the fair value of options granted to employees and directors for service,
(iii)	approximately $3.2 million representing the fair market value of common stock, warrants and options expensed for services,
(iv)	approximately $8.2 million related to additional principal added for triggering events, and forbearance agreements,
(v)	approximately $1.0 million representing impairment of intangible asset,
(vi)	approximately $2.7 million representing reserve on the loans to JPI,
(vii)	approximately $20.5 million representing impairment charge on investment in JPI,
(viii)	approximately $3.2 million representing loss on extinguishment of debt, and
(ix)	approximately $14.6 million representing interest expense related to fair value of derivative instruments granted, and
(x)	approximately $9.4 million representing the change in fair value of the derivative liabilities.

Investing activities

We used $27,990 in investing activities from continuing operations in the year ended December 31, 2010 compared with $1,797,723 for the same period in 2009. The primary reason for the change was less equipment was purchased in 2010 compared to 2009.  For the year ended December 31, 2009, JJB made capital improvements to their facilities and purchased equipment in an effort to regain JJB’s GMP certification for JJB’s small injectible manufacturing lines. Renovations necessary for GMP recertification of the facility at JJB were completed and recertification was received in the second quarter of 2009. In 2009, we also acquired lab and office equipment for the Company’s U.S. facility to support the Company’s Onko-Sure® test kit initiatives.

In addition, in 2009 we deconsolidated JPI and had $53,658 of cash used in the divesting from the deconsolidation of the subsidiary and we used $852,955 in investing activities of the discontinued operations.

Financing activities

Net cash provided by financing activities from continuing operations was $7,181,533 for the year ended December 31, 2010, primarily consisting of the net proceeds of $6,308,000 from the issuance of convertible debt, and net proceeds of $873,533 from the exercise of warrants into common stock. Net cash provided by financing activities was $3,464,468 for the year ended December 31, 2009, primarily consisting of the net proceeds of $520,556 from the issuance of convertible debt, net proceeds of $2,088,592 from the issuance of senior debt, and net proceeds of $812,320 from the issuance of common stock.

Our cash position was significantly improved by the January 2011 Convertible Promissory Notes financing in which we raised net proceeds of $6.8 million (see Note 16 of the accompanying consolidated financial statements).

As of May 20, 2011, we had $2.21 million of cash on hand.  The 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligation.

Future Capital Needs

We expect to incur additional capital expenditures in 2011 in the form of upgrading our information technology systems, further development of the Onko-Sure® test kit and upgrading manufacturing lines in Tustin. These projects will be funded primarily through additional debt or equity financing.

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

On February 2, 2011, JPI closed a $900,000 financing (the “Bridge Financing”).  In connection with the closing of the Bridge Financing, JPI issued Convertible Debentures to six accredited investors’ in the aggregate principal amount of $900,000 (the “JPI Debentures”).  As part of the agreement, the Company secured the JPI Debentures with its common stock in the event that the JPI does not complete a reverse merger or other event which results in its stock becoming publicly traded on a U.S. equity market within one year after the closing of the Bridge Financing (the “Going Public Deadline”).  The JPI Debentures could then be exchanged for common shares of our company at a conversion price of $0.28 per share (the “RPC Conversion Price”) unless a majority of the holders of the Debentures consent in writing to an extension of the Going Public Deadline; provided, however, that the Going Public Deadline shall not be extended for more than six months in total.  The RPC Conversion Price is subject to full ratchet anti-dilution protection.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses before discontinued operations of $85,711,853 and $12,461,903 for the years ended December 31, 2010 and 2009, respectively, and had an accumulated deficit of $138,150,406 at December 31, 2010. In addition, we used cash from operating activities of continuing operations of $7,112,307 for the year ended December 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.

Our monthly cash requirement of $550,000 for operating expenses does not include any extraordinary items or expenditures, including cash payments on the 2011 financing, which began in March 2011, payments for research on clinical trials for our Onko-Sure® test kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance to of patent protection for the CIT technology.

We raised net proceeds of approximately $6.3 million in connection with convertible note and warrant purchase agreements during the year ended December 31, 2010. Additionally, in 2010, we formed a new wholly-owned subsidiary, NuVax for the development of our CIT technology. We are actively securing additional distribution agreements in 2011 for our Onko-Sure® test kits.

Management’s plans include seeking financing, conversion of certain existing debt to common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our Onko-Sure® test kits, (ii)  the absence of any commitments or firm orders from our distributors, (iii) existing and possible additional defaults in existing indebtedness, and (iv) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the Onko-Sure® test kit make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impaired.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. We may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Radient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Radient Pharmaceuticals Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radient Pharmaceuticals Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16 to the consolidated financial statements, on May 3, 2011, the Company failed to make the third installment on the January 2011 Notes and an event of default occurred.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, had negative cash flows from operations in 2010 and 2009, and has a working capital deficit of approximately $53 million at December 31, 2010. These items raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP

Costa Mesa, California
May 24, 2011

RADIENT PHARMACUETICALS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$53,381	$12,145
Accounts receivable, net of allowance of $0	2,603	-
Inventories	82,904	79,255
Prepaid expenses and other current assets	134,915	57,778
Prepaid consulting	330,998	358,667
Debt issuance costs	170,827	692,969
Total current assets	775,628	1,200,814
Property and equipment, net	75,962	83,547
Intangible assets, net	-	1,158,333
Receivable from JPI, net of allowance
of $5,350,000 and $2,675,000, at December 31, 2010 and 2009, respectively	-	2,675,000
Investment in JPI	-	20,500,000
Debt issuance cost, net of current portion	-	595,941
Other assets	5,370	105,451
Total assets	$856,960	$26,319,086

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,065,768	$1,542,974
Accrued salaries and wages	294,604	738,331
Accrued interest expense	2,209,733	432,337
Derivative liabilities	29,065,864	354,758
Deferred revenue	24,750	103,128
Convertible note, net of discount of $2,415,647 and $2,000,649,
at December 31, 2010 and 2009, respectively,	16,509,288	240,482
Current portion of notes payable,
net of discount of $0 and $1,718,036, at December 31, 2010 and 2009, respectively,	4,581,923	1,316,667
Total current liabilities	53,751,930	4,728,677
Other long-term liabilities	-	295,830
Notes payable, net of current portion of $0 and $1,316,661,
at December 31, 2010 and 2009, respectively,	-	601,819
Total liabilities	53,751,930	5,626,326

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 and 100,000,000
shares authorized at December 31, 2010 and 2009, respectively, 38,402,173 and 22,682,116 shares issued at December 31, 2010 and 2009, respectively; 37,502,173 and 22,265,441 shares outstanding at
December 31, 2010 and 2009, respectively	37,503	22,265
Additional paid-in capital	85,217,933	73,109,048
Accumulated deficit	(138,150,406)	(52,438,553)
Total stockholders’ equity (deficit)	(52,894,970)	20,692,760
Total liabilities and stockholders’ equity (deficit)	$856,960	$26,319,086

See accompanying notes to consolidated financial statements.

RADIENT PHARMACUETICALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009
Net revenues	$231,662	$8,627,669
Cost of sales	46,325	5,360,213
Gross profit	185,337	3,267,456

Operating expenses:
Research and development	673,918	563,690
Selling, general and administrative	9,882,737	10,936,789
Impairment of receivable from JPI	2,675,000	-
Impairment of intangible asset	1,058,333	-
Total operating expenses	14,289,988	11,500,479

Loss from operations	(14,104,651)	(8,233,023)

Other income (expense):
Interest expense	(38,485,599)	(2,596,606)
Other expense, net	(13,613)	(328,071)
Change in fair value of derivative liabilities	(9,366,515)	648,313
Impairment on investment in JPI	(20,500,000)	-
Loss on extinguishment of debt	(3,241,475)	-
Loss on deconsolidation of JPI	-	(1,953,516)
Total other expense, net	(71,607,202)	(4,229,880)
Loss before provision for income taxes	(85,711,853)	(12,462,903)
Provision for income taxes	-	(1,000)
Loss before discontinued operations	(85,711,853)	(12,461,903)
Loss from discontinued operations, net of provision for	-	(4,157,152)
income taxes of $20,115
Net loss	$(85,711,853)	$(16,619,055)

Basic and diluted loss per common share
Loss before discontinued operations	$(2.88)	$(0.75)
Loss from discontinued operations	$-	$(0.25)
Net loss	$(2.88)	$(1.00)

Weighted average common shares outstanding — basic and diluted	29,727,422	16,680,946

See accompanying notes to consolidated financial statements.

RADIENT PHARMACUETICALS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For The Years Ended December 31, 2010 and 2009

						Accumulated		Total
					Additional	Other		Stockholders’
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance, January 1, 2009	15,826,074	$15,826	-	$-	$68,192,411	$2,443,452	$(35,706,837)	$34,944,852
Common stock issued for consulting services	1,437,126	1,438	-	-	650,390	-	-	651,828
Share-based employee and director compensation	-	-	-	-	666,623	-	-	666,623
Estimated fair value of warrants issued to brokers for debt issuances	-	-	-	-	1,975,920	-	-	1,975,920
Estimated fair value of warrants and options issued to third parties for services	-	-	-	-	35,625	-	-	35,625
Common stock granted as compensation to members of the Company's Board of Directors	120,000	120	-	-	71,880	-	-	72,000
Stock option modification	-	-	-	-	129,360	-	-	129,360
Voluntary conversion of debt	1,342,956	1,342	-	-	1,090,447	-	-	1,091,789
Common stock sold for cash	3,289,285	3,289	-	-	809,031	-	-	812,320
Derivative liability in connection with stock offering	-	-	-	-	(509,839)	-	-	(509,839)
Common stock issued to note holder due to default	250,000	250	-	-	72,500	-	-	72,750
Adoption of change in accounting principal related to derivatives	-	-	-	-	(209,166)	-	(110,661)	(319,827)
Reclassification of derivative liability upon expiration of share adjustment terms	-	-	-	-	133,866	-	-	133,866
Reclassification of adjustment of accumulated translation gains in connection with deconsolidation and sale of YYB	-	-	-	-	-	(2,443,452)	-	(2,443,452)
Net loss	-	-	-	-	-	-	(16,621,055)	(16,621,055)
Balance, December 31, 2009	22,265,441	$22,265	-	$-	$73,109,048	$-	$(52,438,553)	$20,692,760

Common stock issued for consulting services	4,892,846	4,894	-	-	2,790,029	-	-	2,794,923
Share-based employee and director compensation	-	-	-	-	2,018,458	-	-	2,018,458
Settlement of accounts payable	160,714	161	-	-	44,839	-	-	45,000
Estimated fair value of warrants and options issued to third parties for services	-	-	-	-	400,000	-	-	400,000
Voluntary conversion of debt and accrued interest	7,729,316	7,729	-	-	4,365,579	-	-	4,373,308
Exercise of warrants	2,453,856	2,454	-	-	871,079	-	-	873,533
Reclassification of derivative liability due to conversion of debt and exercise of warrants	-	-	-	-	1,343,752	-	-	1,343,752
Beneficial conversion feature	-	-	-	-	275,149	-	-	275,149
Net loss	-	-	-	-	-	-	(85,711,853)	(85,711,853)
Balance, December 31, 2010	37,502,173	$37,503	-	$-	$85,217,933	$-	$(138,150,406)	$(52,894,970)

See accompanying notes to consolidated financial statements.

RADIENT PHARMACUETICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(85,711,853)	$(16,621,055)
Less: loss from discontinued operations	-	(4,159,152)
	(85,711,853)	(12,461,903)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	135,575	1,095,771
Amortization of debt discount and debt issuance costs	13,479,950	1,770,377
Impairment of receivable from JPI	2,675,000	-
Impairment of intangible asset	1,058,333	-
Impairment on investment in JPI	20,500,000	-
Interest expense related to fair value of derivative instruments granted	14,587,820	35,558
Interest expense related to incremental value of shares and warrants issued to
former note holders	81,780	-
Interest expense related to additional principal added for penalties and
triggering events	8,207,030	192,131
Loss on extinguishment of debt	3,241,475	-
Share-based compensation related to options granted to employees, directors
and consultants for services	2,018,458	795,983
Share-based compensation related to common stock and warrants expensed
for services	3,222,589	593,279
Gain on the settlement of accounts payable	-	(47,251)
Loss on deconsolidation of JPI	-	1,953,516
Provision for bad debts	-	1,890,762
Change in fair value of derivative liabilities	9,366,515	(648,313)
Changes in operating assets and liabilities:
Accounts receivable	(2,603)	4,489,789
Inventories	(3,649)	122,670
Prepaid expenses and other assets	22,944	(3,890,720)
Accounts payable, accrued expenses, accrued salaries and wages and other long-term liabilities	86,707	1,228,486
Income taxes payable	-	(320,398)
Deferred revenue	(78,378)	15,393
Net cash used in operating activities of continuing operations	(7,112,307)	(3,184,870)
Net cash provided by operating activities of discontinued operations	-	81,342
Net cash used in operating activities	(7,112,307)	(3,103,528)

Cash flows from investing activities:
Purchases of property and equipment	(27,990)	(1,744,065)
Cash balance divested from deconsolidation of subsidiary	-	(53,658)
Net cash used in investing activities of continuing operations	(27,990)	(1,797,723)
Net cash used in investing activities of discontinued operations	-	(852,955)
Net cash used in investing activities	(27,990)	(2,650,678)

Cash flows from financing activities:
Proceeds from issuance of bridge note, net of issuance costs	-	43,000
Proceeds from issuance of convertible debt, net of cash offering costs	6,308,000	520,556
Proceeds from issuance of senior notes, net of cash offering costs	-	2,088,592
Proceeds from issuance of common stock, net of cash offering costs	-	812,320
Proceeds from the exercise of warrants	873,533	-
Net cash provided by financing activities of continuing operations	7,181,533	3,464,468
Net cash provided by financing activities	7,181,533	3,464,468
Effect of exchange rates on cash	-	14,600
Net change in cash	41,236	(2,275,138)
Cash, beginning of year	12,145	2,287,283
Cash, end of year	$53,381	$12,145

See Note 1 to consolidated financial statements for supplemental cash flow information and non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since inception, Radient Pharmaceuticals Corporation (the “Company”, or “Radient”, “we”, “our”, or “us”), a Delaware Corporation has been engaged in the commercial development of and obtaining various governmental regulatory approvals for our proprietary diagnostic tumor-marker test kit, Onko-Sure®, which detects the presence of multiple types of cancer.

On September 25, 2009, the Company changed its name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believes “Radient Pharmaceuticals” as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

Until September 2009, the Company was focused on the production and distribution of pharmaceutical products through Jade Pharmaceuticals Inc. (“JPI”) our subsidiary located in the People’s Republic of China. The Company recently refocused its business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including Onko-Sure®, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test.

Due to several factors including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI and converted its interest in JPI to that of an investment accounted for under the cost method, effective September 29, 2009.  Accordingly, since September 29, 2009, the accounts and operations of JPI have been deconsolidated from these consolidated financial statements.

During the third and fourth quarter of 2009, we repositioned certain business assets that we believe will enable us to monetize such assets through new partnerships, separate potential reverse mergers or possible sales. These special assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); and (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”).

We continue to have 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations; however, we currently intend to license or sell off our Elleuxe brand of cosmetic products because our focus is on the development and marketing of our Onko-Sure® test kit product and our CIT technology.

The Company is now actively engaged in the research, development, manufacturing, sale and marketing of Onko-Sure®, a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. The Company manufactures and distributes Onko-Sure® at the Company’s licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. The Company is a United States Food and Drug Administration (“USFDA”), Good Manufacturing Processes (“GMP”), approved manufacturing facility. The Company maintains a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Deconsolidation and Accounting of JPI in 2009

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

Effective September 29, 2009 (the “Effective Date”), based on unanimous consent of the Company’s board of directors and an executed binding agreement (the “Agreement”) between the Company and Henry Jia, Frank Zheng and Yuan Da Xia (collectively, the “JPI Shareholders”), the Company deconsolidated all accounts and operations of JPI.

As part of the agreement, the Company agreed to exchange its shares of JPI for 28,000,000 non-voting shares of preferred stock, which represents 100% of the outstanding preferred shares, exchange $730,946 in salaries, accrued by the Company as of September 29, 2009, into 730,946 shares of JPI’s common stock, relinquished all rights to past and future profits, surrendered our management positions and agreed to a non-authoritative minority role on its board of directors.

Effective September 29, 2009, the Company deconsolidated JPI which was the date the Company ceased to have a controlling financial interest.

Based on the Company’s evaluation of relevant accounting guidance, it was determined that the Company did not maintain significant influence over the investee and, accordingly, recorded such investment in accordance with the cost method.  Although, the Company maintains significant economic ownership in JPI, based on its evaluation of its lack of ability to influence, lack of a role in policy and decision making, lack of significant planned intercompany activity, among other things, the Company concluded that it would not be appropriate to account for such investment in consolidation or under the equity method of accounting.

As of September 29, 2009, the Company recorded the investment in JPI at its fair value as of the date of deconsolidation and recorded a loss in the consolidated statement of operations based on the difference between the sum of the fair value of the consideration received and the fair value of the retained non-controlling interest, and the carrying amount of JPI’s assets and liabilities at such date (as detailed below).

Consideration received	$3,405,946	(1)
Fair value of non-controlling interest, as of September 29, 2009	20,500,000	(2)
	23,905,946
Net assets of JPI, as of September 29, 2009	(25,859,462)	(3)
Loss on deconsolidation	$(1,953,516)

(1)	Consideration consisted of the following:

a.
As part of the Agreement, the Company agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. These amounts were previously classified as intercompany balances and eliminated in consolidation. Due to the Company’s original evaluation of the collectability of these amounts, the Company recorded a reserve of $2,675,000 against the amount due from JPI as of September 29, 2009.  During the year ended December 31, 2010, the collectability of the receivable from JPI became more uncertain and as a result, the Company increased its reserve on the receivable to $5,350,000 with a charge to impairment on receivable from JPI.

b.	Salaries and related interest of $730,946 which were accrued by the Company and exchanged for 730,946 shares of JPI common stock.

(2)
Upon deconsolidation, the Company conducted a valuation of its investment. In determining the valuation of the Company’s interest in JPI at September 29, 2009, the most significant assumptions, included the following:

•
Sales growth — based on management’s expectations and historical analysis, which included 2010 sales of approximately $25M and growth at a rate of 12.5% for 2011 and 2012 and 10% for 2013 and 2014. The estimated sales volumes were based on JPI’s currently manufactured products and also its human placenta extract (“HPE”) products with an early 2011 launch date. The timeline for the launch of our HPE products was determined by our internal personnel and consultants hired specifically to assist with the development of such products

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

(3)        As of September 29, 2009, the net assets of JPI consisted of the following:

Cash	$53,658
Other current assets	18,920,177
Property and equipment	9,381,118
Other long term assets	3,464,715
Total assets	$31,819,668

Current portion of notes payable	$(2,673,154)
Other current liabilities	(1,122,936)
Other comprehensive income	(2,164,116)
Total liabilities	$(5,960,206)

Net Assets	$25,859,462

For the September 29, 2009 valuation, since JPI historically had relatively stable, positive cash flows and there was good comparable company data, equal weight to both the income and market approaches to determine the fair value of JPI’s equity were used. The income approach included a multi-period discounted cash flow (“DCF”) model that utilized a five year forecast (2010 through 2014) based on JPI’s expected organizational structure beyond September 30, 2009 and derived net cash flows from that forecast, and then applied a risk-adjusted discount rate based on the weighted average cost of capital to arrive at an indication of fair value. The market approach included an examination of comparable public companies from which market-based valuation multiples were derived and then applied to the JPI’s 2009 latest twelve month’s (ended September 30, 2009) revenue, gross profit, and earnings before interest, taxes, depreciation and amortization to arrive at an indication of fair value. First, we identified publicly traded companies that operated in the same or similar line of business as JPI. Specifically, those comparable publicly traded companies within SIC Code 2834 (Pharmaceutical Preparations). In addition to those companies with the appropriate primary SIC Code; the Company compared the description of business, growth rates, liquidity, and profitability. Based on the history of operating cash flow, we elected to apply an average EBITDA multiple of the comparable companies, as we considered this measure to be the most reliable indicator of what an arms-length buyer would be willing to pay for the business. The EBITDA multiple was then applied to the normalized latest twelve month EBITDA of JPI to generate an indication of value.

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

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2009 has been presented as if the deconsolidation had occurred on January 1, 2009:

	Year Ended
	December 31, 2009	Pro Forma Adjustments	Pro Forma Results
	[1]	[2]	[3]
Net revenues	$8,627,669	$(8,469,652)	$158,017
Cost of sales	5,360,213	(5,322,542)	37,671
Gross Profit	3,267,456	(3,147,110)	120,346

Operating expenses:
Research and development	563,690	(11,299)	552,391
Selling, general and administrative	10,936,789	(4,371,596)	6,565,193
Total operating expenses	11,500,479	(4,382,895)	7,117,584
Income (loss) from operations	(8,233,023)	1,235,785	(6,997,238)

Other income (expense):
Interest and other income (expense), net	(328,071)	-	(328,071)
Change in fair value of derivative liabilities	648,313	-	648,313
Loss on deconsolidation of JPI [4]	(1,953,516)	-	(1,953,516)
Interest expense	(2,596,606)	173,335	(2,423,271)
Total other income (expense), net	(4,229,880)	173,335	(4,056,545)
Income (loss) from continuing operations before provision (benefit) for income taxes	(12,462,903)	1,409,120	(11,053,783)
Provision (benefit) for income taxes	19,115	(20,115)	(1,000)
Income (loss) from continuing operations	$(12,482,018)	$1,429,235	$(11,052,783)

[1]	Represents the Company’s actual (as reported) consolidated results of operations for the year ended December 31, 2009.

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

[4]
As noted above, this table assumes an effective date of January 1, 2009. Accordingly, while the activity for the year ended December 31, 2009 would be eliminated the recording of the deconsolidation would result in a loss on January 1, 2009 and result in a loss being recorded for the year ended December 31, 2009.

Impairment of Investment in and Receivable from JPI

Investment in JPI

Based on a valuation performed by a third-party valuation firm using Radients management’s assessment of the current and projected operations of JPI as of December 31, 2010, and on other factors, we determined that our investment in JPI was impaired due to:

•	Reduced projected sales growth;

•	Negative debt-free net cash flows from operations in 2009 and 2010, and reduced positive amounts projected for 2011 to 2015;

•	Negative earnings before interest, taxes, depreciation, and amortization (“EBITA”) in 2009 and 2010, and reduced positive amounts projected for 2011 to 2015; and

•	Lack of products in manufacturing pipeline.

The third-party valuation estimated the value of the Company’s investment to be approximately $2,079,000 before further consideration on the likelihood of being able to realize any amounts from the investment.  In consideration of the significant problems that management has had in obtaining the cooperation of JPI on a variety of matters, the Company deemed that there was substantial uncertainty as to whether any amounts from their investment in JPI would be realized.  Some of the significant problems that the Company has had concerning the cooperation with JPI management included the following:

•	Continued inability to receive financial information from JPI in a timely manner;

•	Continued difficulty in preparing GAAP based financial statements;

•
A merger partner has been identified; however, JPI was unable to complete the transaction prior to the expiration of the letter of intent.  A bridge loan was secured for $900,000 to fund valuation, legal and accounting related to the merger; however, JPI management has not authorized these actions.

Accordingly, the Company decided to impair its investment to zero, and thereby recognized an impairment charge of $20,500,000 on the investment in the accompanying consolidated statement of operations.  The Company will, however, pursue an action plan to recover a portion or all of its investment.  For financial reporting purposes, the impairment is permanent, and the investment balance in JPI will not be increased in the future if the circumstances change.  However, if ultimately the Company realizes all or a portion of its investment in JPI, the Company will recognize a gain when realized.

The valuation assumptions the Company used in determining the fair value of its investment in JPI for the years ended December 31, 2010 and 2009, included, but were not limited to the following:

For the years ended
December 31,
2010	2009
Sales growth	14.00%	[1]	11.50%	[2]
Risk adjusted weighted average cost of capital ("WACC")	26.00%	17.70%
Long-term growth rate	3.00%	6.00%
Cost of debt	4.00%	5.82%
Cost of equity	28.26%	22.58%
Risk free rate	4.13%	4.02%
Equity risk premium	5.96%	6.47%
Small stock risk premium	6.36%	5.82%
Beta	1.24	x	1.66	x
Subject company risk	5.00%	2.00%
Discounts: combined discount for lack of marketability and lack of control	25.00%	40.00%

Fair Value of non-controlling interest	$2,079,000	20,500,000

[1]	average of: 10% for 2011, 14.8% for 2012, 15.0% for 2013, 15.1% for 2014, and 15.3% for 2015

[2]	average of: 12.5% for 2010, 12.5% for 2011, 12.5% for 2012, 10% for 2013, and 10% for 2014

Historically, the ownership interest is not adjusted to fair value on a recurring basis. Each reporting period we assess the fair value of our ownership interest in JPI in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. Each year we conduct an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32. The impairment losses on investment in JPI are permanent and are not subsequently valued.

Receivable from JPI

As part of the deconsolidation of JPI as of September 29, 2009, the Company agreed to exchange loans and advances to JPI totaling $5,350,000 for a 6% convertible promissory note from JPI. These amounts were previously classified as intercompany balances and eliminated in consolidation. The note bore interest at 6% annually.

Due to the Company’s evaluation of the collectability of these amounts, the Company recorded a reserve of $2,675,000 against the amount due from JPI as of September 29, 2009.  During the year ended December 31, 2010, the collectability of the receivable from JPI became more uncertain and as a result, the Company increased its reserve on the receivable to $5,350,000 with a charge to impairment on receivable from JPI.

Discontinued Operations and Dispositions

On January 22, 2009, the Company’s board of directors authorized management to sell the operations of YYB. The Company has classified the assets, liabilities, operations and cash flows of YYB as discontinued operations for all periods presented prior to the sale. The Company sold YYB in June 2009.

Proceeds from the sale of YYB consist of a note receivable in the amount of 16 million RMB (approximately U.S. $2,337,541), which is to be paid directly to a bank. JPI owed this bank approximately 18,250,000 RMB (approximately U.S. $2,668,000) at date of the sale.  In connection with the sale, JPI transferred rights to certain land and land use rights upon sale. JPI remains liable under the debt obligation with the bank, as such obligation did not pass to the buyer. Accordingly, JPI recorded a note receivable of $2,337,541on its books, which was due through 2010. The loss on the sale of YYB is summarized as follows (in U.S. dollars):

Sales price	$2,337,541
Carry value of net assets	6,723,605
Loss on sale	$(4,386,064)

Summarized operating results of discontinued operations through June 26, 2009 (the date of the sale) are as follows:

Year ended December 31,
2009
Revenue	$594,839
Income before income taxes	$277,743

Included in income (loss) from discontinued operations, net are income tax expenses of $30,717 for the year ended December 31, 2009. YYB’s tax rate was 15% in 2009 in accordance with the “Western Region Development Concession Policy” of the PRC government. The following table summarizes the carrying amount at June 26, 2009 (the date of the sale) of the major classes of assets and liabilities of the Company’s business classified as discontinued operations:

As of June 26, 2009
(Date of Sale)
Current assets:
Cash	$1,044,550
Accounts receivable, net	1,094,399
Inventories	584,886
Other current assets	3,975
$2,727,810

Long-lived assets:
Property and equipment	2,097,076
Other	3,040,406
$5,137,482

Current liabilities:
Accounts payable and accrued liabilities	569,188
Debt	572,500
$1,141,688

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from continuing operations of $85,711,853 and $12,461,903  for the years ended December 31, 2010 and 2009, respectively, and had an accumulated deficit of $138,150,406 at December 31, 2010. In addition, the Company used cash from operating activities of continuing operations of $7,112,307 for the year ended December 31, 2010.

As of May 20, 2011, the Company had cash on hand in the U.S. of approximately $2.21 million. The Company requires approximately $550,000 per month for operating expenses to fund the costs associated with our financing activities; SEC and NYSE reporting; legal and accounting expenses of being a public company; other general and administrative expenses; research and development, regulatory compliance, and distribution activities related to our Onko-Sure® test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; and compensation of executive management and our employees.

The monthly cash requirement of $550,000 for operating expenses does not include any extraordinary items or expenditures, including cash payments on the January 2011 financing which began in March 2011, payments for research on clinical trials for our Onko-Sure® test kit, and research conducted through CLIA Laboratories, as no significant expenditures are anticipated other than recurring legal fees incurred in furtherance to of patent protection for the CIT technology.  The 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligations.

From the period of January 1, 2011 to February 28, 2011, the Company has raised gross proceeds of approximately $6,820,000 from the January 2011 Convertible Promissory Note financing (see Note 16).  On May 3, 2011, the Company failed to make the third installment and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes will accrue late charges at an interest rate of 24% per annum. Currently, all of the five investors have submitted an Event of Default Redemption Notice to the Company.

Management’s plans include seeking financing, conversion of certain existing notes payable and accrued interest to common stock, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and product development programs.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Sure® test kits, (ii)  the absence of any commitments or firm orders from the Company’s distributors, (iii) existing and possible additional defaults in existing indebtedness, and (iv) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. The Company’s limited sales to date for the Onko-Sure® test kit and the lack of any purchase requirements in the existing distribution agreements make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta is successful in their claims, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments.  We are actively negotiating a waiver of the default on the January 2011 Notes and seeking additional debt or equity financing, but no assurances can be given that such debt default waiver or additional debt or equity financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of its operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

Principles of Consolidation

As of September 29, 2009, the Company deconsolidated JPI; except for the period of January 1, 2009 through September 29, 2009 the operations of JPI have been consolidated in the accompanying audited consolidated statements of operations and statement of cash flows.  Intercompany transactions for the period ended September 29, 2009 have been eliminated in consolidation. In addition, the Company consolidated the operations of YYB through June 26, 2009 (the date of sale), which have been included as discontinued operations.

In November 2010, we formed a new wholly-owned subsidiary, NuVax Therapeutics, Inc. (“NuVax”) to expand clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies.  As of December 31, 2010, there was no activity in this subsidiary.

Reclassifications

Reclassifications have been made to prior year consolidated financial statements in order to conform the presentation to the statements as of and for the period ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of accounts receivable and inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, valuation of investment in JPI, receivable from JPI and valuation of common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

In China, through the date of the deconsolidation on September 29, 2009, the Company generated revenues of approximately $8,469,000 primarily from wholesale sales of over-the-counter and prescription pharmaceuticals and cosmetic products.

The Company’s revenues outside of China total approximately $232,000 and $158,000 for the years ended December 31, 2010 and 2009, respectively. See Note 14 for segment reporting.

Revenues from the sales of the Company’s products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

During the third and fourth quarters of 2009, the Company entered into several distribution agreements for various geographic locations with a third party. Under the terms of the agreements, the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide the Company quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under these arrangements. As of December 31, 2010 and 2009, the Company had $24,750 and $103,128, respectively, of deferred revenue related to these arrangements recorded in the accompanying consolidated balance sheets.

Any provision for sales promotion discounts and estimated returns are estimated and accounted for in the period the related sales are recorded. Buyers generally have limited rights of return, and the Company provides for estimated returns at the time of sale based on historical experience. Returns from customers historically have not been material. Actual returns and claims in any future period may differ from the Company’s estimates.

In accordance with FASB ASC 605-45-50-3, Taxes Collected from Customers and Remitted to Governmental Authorities, (“ASC 605-45-50-3”), JPI’s revenues up to September 29, 2009 (the date of deconsolidation) were reported net of value added taxes (“VAT”) collected.

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

The accompanying consolidated financial statements are presented in United States dollars. Due to the deconsolidation of JPI from the Company’s financial statements as of September 29, 2009, the Company did not have any foreign currency translation adjustments at December 31, 2010 and 2009.

The functional currency of JPI is the Yuan Renminbi (“RMB”).  For the period ended September 29, 2009, all revenues and expenses from JPI have been translated into United States dollars at average exchange rates prevailing during the periods in which these items arise.

Product Research and Development

Internal product research and development costs are expensed as incurred.  Non-refundable third party product research and development costs are expensed when the contracted work has been performed.  Product research and development costs were $673,918 and $563,690 for the years ended December 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors.  In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment, and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.

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

Intangible Assets

The Company owns intellectual property rights and an assignment of a US patent application for its CIT technology.  The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The purchase price was being amortized over the expected useful life of the technology, which the Company determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life.  The CIT Technology was fully impaired as of December 31, 2010 due to the lack of any potential future revenue and future cash flows, the high cost of future clinical studies, and limited time remaining on the patent.

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

Based on its analysis, the Company impaired the carrying value of its long-lived assets as of December 31, 2010. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

The carrying value of the Company’s investment in JPI represents its ownership interest in JPI, accounted for under the cost method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period the Company assesses the fair value of the Company’s ownership interest in JPI in accordance with FASB ASC 325-20-35. Each year the Company conducts an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.  As of December 31, 2010, the Company fully impaired the balance of its investment in JPI (see above).

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies.

On July 3, 2008, the Company received a letter of determination from the USFDA that the Onko-Sure® test kit was “substantially equivalent” to the existing predicate device being marketed. The letter grants the Company the right to market the Onko-Sure® test kit as a device to monitor patients who have been previously diagnosed with colorectal cancer. The Company has received regulatory approval from various foreign governments to sell its products and is in the process of obtaining regulatory approval in other foreign markets. There can be no assurance that the Company will maintain the regulatory approvals required to market its Onko-Sure® test kit or that they will not be withdrawn.

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure® test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased.  We currently have two lots remaining which are estimated to produce approximately 21,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand. Although we are investigating alternatives or outsourcing this component so that we are in a position to have an unlimited supply of Onko-Sure® in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed.

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

The Company has employee compensation plans under which various types of share-based instruments are granted. The Company accounts for its share-based payments to employees and directors in accordance with FASB ASC 718-10, “Stock Compensation” (“ASC 718-10”). ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be measured based upon their grant date fair value, and be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.

Basic and Diluted Loss Per Share

Basic net loss per common share from continuing operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from continuing operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from continuing operations, basic and diluted loss per share before discontinued operations are the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants is anti-dilutive. Basic and diluted income per share from discontinued operations are also the same, as FASB ASC 260-10 requires the use of the denominator used in the calculation of loss per share from continuing operations in all other calculations of earnings per share (“EPS”) presented, despite the dilutive effect of potential common shares. The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	For the year ended December 31,
	2010	2009
Basic and diluted net loss per share:
Numerator:
Net loss before discontinued operations	$(85,711,853)	$(12,461,903)
Net loss from discontinued operations	$-	$(4,157,152)
Net loss	$(85,711,853)	$(16,619,055)

Denominator:
Weighted-average common shares outstanding, basic and diluted	29,727,422	16,680,946

Basic and diluted net loss per share:
Loss before discontinued operations	$(2.88)	$(0.75)
Loss discontinued operations	$-	$(0.25)
Net loss	$(2.88)	$(1.00)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method. These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the years then ended:

	For the year ended December 31,
	2010	2009
Common share equivalents	77,405,917	447,193

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes interest and penalties as a component of income tax expense.

At December 31, 2010 and 2009, the Company has accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments.  The Company believes the carrying amount of its notes payable, and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

Beneficial Conversion Feature

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, the Company accounts for the value of the BCF as a debt discount, which is then amortized to interest expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. The Company issued convertible debt in September 2008, and recorded a derivative asset related to the limitation on bonus interest rights held by convertible debt holders in the event of a change in control or bankruptcy. The fair value of the derivative asset was $125,000 at December 31, 2008. During 2009, certain convertible debt holders converted the principal and accrued interest which resulted in a decrease of the derivative asset to $80,913 at December 31, 2009 and is included in other assets in the accompanying consolidated balance sheet at December 31, 2009.  During 2010, approximately 90% of the debt was converted and the derivative asset was reduced to $0.

In connection with the convertible debt issued in September 2008, the Company was required to issue additional warrants as a result of the reset provision of the exercise price. The convertible debt warrant agreements provided for additional warrants to be issued within six months after the final close date of the convertible debt or March 15, 2009, if the Company issued or sold any shares of common stock (other than exercise of outstanding options or warrants) for consideration less than the exercise price of the warrants issued to the convertible debt holders. In 2008, the initial warrant value of $209,166 was originally recorded to additional paid in capital. Upon the adoption of ASC 815-10 at January 1, 2009, the Company removed from additional paid-in capital $209,166 and recorded the derivative liability at its then fair value of $98,308 with the offset of $110,858 to retained earnings. The derivative liability was increased to $133,866 at March 15, 2009 (its then fair value), resulting in a charge to other expense of $35,558 and then the derivative liability was reclassified back to additional paid-in capital as the six months term had expired.

During 2009, the Company issued convertible debt with warrants and recorded derivative liabilities related to the embedded conversion feature of the convertible debt and exercise price of the warrants, both of which contained down-round protection features. The fair value on the grant date was $510,417 as computed using the Binominal Lattice option pricing model. In accordance with the accounting guidance associated with derivative instruments, the Company re-measured their values as of the end of each quarter. During 2009, the Company recorded a decrease of $450,956 to the derivative liabilities related to the decrease in fair value during the year ended December 31, 2009. During 2010, the Company recorded an increase of $182,492 to the derivative liabilities related to the increase in fair value. This debt was converted entirely during 2010, and $259,975 of the derivatives was reclassified to equity. Also, convertible note holders exercised 500,000 of their warrants, and $83,872 of the derivatives was reclassified to equity.

On November 30, 2009, the Company granted 1,644,643 warrants in connection with a common stock financing transaction to two individuals. The exercise price of the warrants contains reset provisions which are accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $509,840, which represented the fair value as computed using the Binomial Lattice option pricing model. The derivative was revalued at each reporting period, which resulted in a change in fair value of the derivative liability. In connection with the revaluation, during the year ended December 31, 2009, the Company recorded $197,357 as a gain in the change in fair value of derivative liabilities in the accompanying consolidated statement of operations. Due to the reset provision of the warrants, the exercise price of the warrants was reduced from $1.25 to $0.28 and the number of the warrants was increased from 1,644,643 to 7,342,156 in March 2010.   During the year ended December 31, 2010, the Company recorded a loss of $6,735,988 as a net change in fair value of derivative liabilities in the accompanying consolidated statement of operations.

During the year ended December 31, 2010, several holders of the Company’s convertible debt converted portions of their notes and accrued interest into shares of the Company’s common stock. This resulted in a reclassification of the derivative liability of $306,184 to additional paid-in capital, representing the fair value of the embedded conversion features of the converted debt. In addition, during the year ended December 31, 2010, a holder of the Company`s convertible debt exercised 1,100,000 warrants. This resulted in a reclassification of the derivative liability of $671,000, representing the fair value of the warrants immediately prior to the exercise.

During the year ended December 31, 2010, the Company recorded additional derivative liabilities of $20,665,621 as a result of embedded conversion features of the convertible debt and warrants with down-round protection features, accrued interest, trigger events, and penalties related to the 2010 Closings (see Note 8).

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations.  During the years ended December 31, 2010 and 2009, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $9,366,515 and $(648,313), respectively.

Fair Value Measurements of Derivative Instruments

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used a Binominal Lattice option pricing model to determine the fair value of the instruments.

The Company estimates the fair value of these warrants and embedded conversion features using the Binomial Lattice model. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the year ended December 31, 2010:

For the year ended
December 31, 2010
Annual dividend yield	—
Expected life (years)	0.22 — 6.17
Risk-free interest rate	0.11% — 2.9%
Expected volatility	87.3% — 298.6%

For instruments that include an optional cashless exercise provision, the Company applied a 90/10 probability that the holder will exercise under either, the cashless exercise or the cash exercise scenario. The Company based the probability upon the examination of actual cashless exercise notices received during the quarter ended March 31, 2011.  The cashless exercise provision expires once the underlying instruments’ shares are registered.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s derivative liabilities associated with warrants and embedded conversion features measured at fair value on a recurring basis as of December 31, 2010 and 2009 classified using the valuation hierarchy:

	Level 3
	Carrying Value
	at December 31,
	2010	2009
Derivative liabilities:
Embedded conversion options	$7,912,388	$44,358
Warrants	21,153,476	310,400
Total Derivative liability	$29,065,864	$354,758

Increase (decrease) in fair value included in other expense, net	$9,366,515	$(648,313)

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the years ended
	December 31,
	2010	2009
Embedded Conversion Features:
Balance at beginning of year	$44,358	$-
Derivative liabilities added - conversion features	6,509,841	770,256
Reclassification to equity in connection with conversion of underlying debt to equity	(566,159)	(17,185)
Loss (gain) on change in fair value included in net loss	1,924,348	(708,713)
Balance at end of year	$7,912,388	$44,358

Warrants:
Balance at beginning of year	$310,400	$-
Derivative liabilities added - warrants	14,155,779	250,000
Reclassification to equity in connection with exercise of underlying stock warrants	(754,872)	-
Loss on change in fair value included in net loss	7,442,167	60,400
Balance at end of year	$21,153,476	$310,400

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were approximately $32,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively.

Concentrations of Credit Risk

Cash

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of December 31, 2010, the Company had no cash balances in excess of this limit.

Customers

The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts. Accounts receivable is $2,603 and $0 at December 31, 2010 and 2009.

Supplemental Cash Flow Information

	For the Year Ended December 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,081	$323,201
Cash paid during the period for taxes	$-	$695,322
Supplemental disclosure of non-cash activities:
Fair value of common stock and warrants issued for services, included in prepaid expense	$1,447,500	$283,951
Reclassification of derivative liabilities to equity due to conversion of debt and exercise of warrants	$1,343,752	$-
Amount paid directly from proceeds in connection with convertible debt unrelated to the financing	$137,000	$-
Warrants issued to brokers, included in prepaid consulting	$-	$88,000
Warrants issued in connection with senior notes and bridge loan included in debt discount	$-	$1,887,920
Reclassification of amounts recorded to additional paid-in capital to warrant liability, including $110,858 recorded to retained earnings, representing the change in value of the warrants from date of issuance to January 1, 2009	$-	$209,166
Reclassification of warrant liability to additional paid-in capital upon expiration of share adjustment terms	$-	$133,866
Conversion of warrants to common stock	$1,100	$38
Voluntary conversion of convertible debt and accrued interest	$4,291,529	$1,074,605
Conversion of accounts payable to stock	$45,000	$75,751
Beneficial conversion feature recorded as debt discount	$275,149	$-
Additional derivative liability for interest and penalties on debt	$19,430	$-
Debt discounts related to derivative liabilities	$6,181,165	$-
Carrying value of net assets of JPI for deconsolidation	$-	$25,698,405
Fair value of derivative liabilities - conversion feature	$-	$770,256
Fair value of derivative liabilities - warrants	$-	$250,000
Conversion of accrued salaries to ownership of JPI	$-	$730,496

Recent Accounting Pronouncements

New pronouncements issued but not effective until after December 31, 2010, are not expected to have a significant effect on our consolidated financial statements.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$70,402	$48,852
Work-in-process	6,562	3,265
Finished goods	5,940	27,138
	$82,904	$79,255

NOTE 3 — NOTE RECEIVABLE

On August 27, 2010, the Company advanced $95,000 to Provista Diagnostic, Inc. (“Provista”), as a note receivable.  In addition, the note included $5,000 in origination fees. In connection with the note receivable agreement, Provista agreed to deliver two separate research reports to the Company by September 30, 2010 as full satisfaction of the balance owed. If the reports were not delivered to the Company by September 30, 2010, the agreement called for a 25% increase in the principal balance.  Due to Provista’s failure to deliver such reports by September 30, 2010, the Company recorded interest income of $26,327, which represents the 25% increase from the principal balance of the note plus accrued interest of $1,062.  If the research reports were not delivered to the Company by September 30, 2010, then the note required five equal payments of $20,000 (totaling $100,000) on the 1st day of each month commencing on the initial interest payment date (as defined in the note) and continuing thereafter until maturity (August 27, 2011). Interest accrued on the unpaid principal balance at a rate of 12% per annum until September 30, 2010.  After this date, if the reports were not delivered interest began to accrue at the rate of 18% per annum.

On October 8, 2010, the required research reports were provided to the Company as satisfaction on the principal of the note.  The accrued penalty and interest of $33,046 remains unpaid as of December 31, 2010.  In the light of the overall economic crisis, our intended long-term relationship going forward with Provista, and the fact that as of the date of this report the balance was not collected, the Company considered the balance uncollectible and reversed the remaining balance against interest income as of December 31, 2010.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2010	2009
Office equipment	$140,132	$120,019
Lab equipment	79,467	71,755
	219,599	191,774
Less: accumulated depreciation	(143,637)	(108,227)
	$75,962	$83,547

Depreciation expense was $35,575 and $58,019 for the years ended December 31, 2010 and 2009, respectively.  In 2009, through the date of deconsolidation of September 29, 2009, JPI had $628,178 in depreciation expense.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2010 and 2009:

	For the years ended
	December 31,
	2010	2009
Intellectual Property	$2,000,000	$2,000,000
Additions	-	-
Impairment	(1,058,333)	-
Accumulated Amortization	(941,667)	(841,667)
Net balance at end of year	$-	$1,158,333

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

During the years ended December 31, 2010 and 2009, amortization expense totaled $100,000 and $100,000 respectively.  In 2009, through the date of deconsolidation of September 29, 2009, JPI had $309,574 in amortization expense.  The intellectual property was being amortized over the life of the patent of 20 years.

Based on a valuation analysis, and due to the lack of any potential future revenue and future cash flows, the high cost of future clinical studies, and limited time remaining on the patent , the Company determined that the carrying value of the intangible asset had been impaired and accordingly recorded an impairment of the intangible asset of $1,058,333 as of December 31, 2010.

NOTE 6 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
Prepaid insurance	$54,133	$52,703
Legal retainers	44,430	-
Other	36,352	5,075
Total prepaid expenses	$134,915	$57,778

Other assets consist of the following:

	December 31,
	2010	2009
Convertible debt derivative (Note 8)	$-	$80,913
Refundable deposits	5,370	24,538
	$5,370	$105,451

NOTE 7 — INCOME TAXES

The Company and its subsidiaries are included in a consolidated Federal income tax return.  For the year ended December 31, 2009, the Company’s international subsidiaries filed various income tax returns in their tax jurisdictions.  As previously stated, the Company deconsolidated its China subsidiary, JPI, effective September 29, 2009.  The provision for income taxes is as follows:

	2010	2009
Current:
Federal	-	$(2,000)
State	-	1,000
Foreign	-	-
Total current	$-	$(1,000)

Deferred	-	-
Total provision for income taxes	$-	$(1,000)

The Company’s loss before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	2010	2009
Pretax loss:
United States	$(85,711,853)	$(11,748,766)
Foreign	-	(4,873,289)
Total	$(85,711,853)	$(16,622,055)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the years ended December 31:

	2010	2009
Computed tax benefit at federal statutory rate	$(29,144,000)	$(5,772,000)
State income tax benefit, net of federal benefit	1,000	1,000
Nondeductible interest expense	12,775,000	731,000
Fair value adjustments to derivatives	3,188,000	-
Loss on extinguishment of debt	1,102,000	-
Deferred gain on JPI	-	5,518,000
Foreign earnings taxes at different rates	-	1,776,000
Stock issuances	-	481,000
Tax credits	(33,000)	-
Expired net operating losses	431,000	546,000
Change in valuation allowance	11,670,000	(3,285,000)
Other	10,000	3,000
	$-	$(1,000)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$19,926,000	$15,529,000
Expenses recognized for granting of options and warrants	2,686,000	1,727,000
Tax credit carryforwards	334,000	245,000
Depreciation	475,000	3,000
Deferred gain on JPI	2,551,000	-
Book write-off of JPI note	1,146,000	-
Other temporary differences	88,000	309,000
Total gross deferred tax asset	27,206,000	17,813,000
Valuation allowance	(26,171,000)	(11,698,000)
Net deferred tax asset	1,035,000	6,115,000

Deferred tax liabiltities:
Unamortized debt discount	(1,035,000)	-
Deferred gain on JPI	-	(6,115,000)
Total deferred tax liabilities	(1,035,000)	(6,115,000)
Net deferred tax asset	$-	$-

The Company records a valuation allowance to reduce the carrying value of the net deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance increased by approximately $14,473,000 during the year ended December 31, 2010.

The federal and state net operating loss carry forward expire on various dates through 2024, unless previously utilized. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital. The Company has research and development tax credit carry forwards of approximately $165,000 and $169,000 to reduce federal and state income tax, respectively. The federal research and development tax credits will begin to expire in 2022, unless previously utilized. The Company’s California research and development tax credit carry forwards do not expire and will carry forward indefinitely until utilized. Any net operating loss or credit carry forwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Utilization of the net operating loss and research and development credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss and research and development credit carry forwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with dispositions of shares, may have resulted in a change of control, or could result in a change of control when combined with future transactions. The Company has not currently completed a study to assess whether a change or changes in control have occurred due to the significant complexity and cost associated with such a study. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carry forwards before utilization.

On January 1, 2007 the Company adopted the provisions of ASC 740-10-05-6 (formerly FIN 48). As a result of applying the provisions of ASC 740-10-05-6, the Company increased its liability for unrecognized tax benefits by approximately $123,000, offsetting the valuation allowance on net deferred tax assets. Interest or penalties have not been accrued at December 31, 2010 or 2009. If tax benefits are ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability because they are offset by net operating loss carry forwards) follows:

	2010	2009
Unrecognized Tax Benefits:
Balance at beginning of year	$53,000	$52,000
Increase/(decrease) for tax provisions taken during the current period	-	-
Increase/(decrease) for tax provisions taken in prior years, net	1,000	1,000
Balance at end of year	$54,000	$53,000

The Company is no longer subject to U.S. federal and state income tax examinations for years before 2006 and 2005, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry forward amount the Company has in fiscal years 2007, 2008, and 2009 open for federal and 2006, 2007, 2008, and 2009 for state income tax examinations, respectively. The Company is not currently under Internal Revenue Service or state tax examinations.

NOTE 8 — DEBT

Debt consists of the following:

	For the years ended
	December 31,
	2010	2009
Convertible Debt:
Convertible Notes issued September 2008, net of unamortized discount of $0 and $1,607,111 at December 31, 2010 and 2009, respectively	$363,942	$17,775

St. George Convertible Note, issued September 2009, net of unamortized discount of $0 and $393,683 at December 31, 2010 and 2009, respectively	-	222,707

First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $1,410,422 principal and interest for trigger events, forbearance penalty and debt extinguishment, net of unamortized discount of $0 at December 31, 2010	472,937	-

Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $4,148,642 principal and interest for trigger events, forbearance penalty, and debt extinguishment, net of unamortized discount of $1,466,390 at December 31, 2010	8,172,418	-

Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $3,326,941 principal and interest for trigger events, forbearance penalty, and debt extinguishment, net of unamortized discount of $749,428 at December 31, 2010	6,534,543	-

Fourth Closing of 2010 Convertible Note, issued April 26, 2010, including additional $480,108 principal and interest for trigger events, net of unamortized discount of $199,829 at December 31, 2010	965,448	-
Total convertible debt, net of unamortized discount	$16,509,288	$240,482

Notes Payable: (1)
Senior Notes payable, including additional $888,464 for debt extinguishment, net of unamortized discount of $0 and $1,701,396 at December 31, 2010 and 2009, respectively	4,441,563	1,851,854

Bridge note, including additional $57,360 principal and interest for debt extinguishment, net of unamortized discount of $0 and $16,638 at December 31, 2010 and 2009, respectively	140,360	66,632
Total notes payable, net of discount	$4,581,923	$1,918,486
Total debt	$21,091,211	$2,158,968

Less: current portion of senior notes and Bridge note	(4,581,923)	(1,316,667)
Less: current portion of convertible debt	(16,509,288)	(240,482)
Net long-term debt	$-	$601,819

(1)	Due to the exchange agreement with the note payable holders, on January 3, 2010, when NYSE Amex approval was received, these notes became convertible notes payable.

Convertible Debt

September 2008 Convertible Notes

In September 2008, the Company issued $2,510,000 of Convertible Debt securities (the “2008 Convertible Debt”).  The 2008 Convertible Debt originally bore interest at a coupon rate of 10%, and was originally due in September 2010 or upon a change in control of the Company or certain other events of default, as defined in the note agreement.  However, if the 2008 Convertible Debt had not been converted to common stock at the maturity date, the holder was entitled to receive bonus interest equal to 50% of the face value of the note, in addition to the coupon rate of interest.  In the event of a change of control or bankruptcy, interest due was limited to the 10% coupon rate.  Interest was payable at maturity.  The 2008 Convertible Debt was unsecured and was junior in priority to the Senior Notes (see below).

The terms of conversion allowed that if the Company completed a registered public offering of at least $25 million (a “Qualified Financing”), all principal and accrued interest would automatically be converted into the Company’s common stock at a conversion price of $1.20, provided that the conversion shares to which the 2008 Convertible Debt holders were entitled to receive were either registered for sale or salable under provisions of the Securities Act. If the 2008 Convertible Debt was not mandatorily converted upon a Qualified Financing, the maturity date of the notes would have been accelerated to the closing date of the Qualified Financing. In the event of a forced conversion into common shares resulting from a Qualified Financing, holders of the 2008 Convertible Debt were subject to a lock-up on any remaining shares not sold in the offering for ninety (90) days after the public offering. Upon conversion, the holders were entitled to receive five-year warrants to purchase a number of common shares equal to 50% of the shares issued upon conversion, with an exercise price of 120% of Company’s common share price on the conversion date, however, in no case was the exercise price to be less than $2.80 (see new exercise price below). Holders of 2008 Convertible Debt could voluntarily convert any or all of the principal and interest due under the same terms noted above, with the exception that the shares could have resale restrictions. The shares of common stock issuable upon a voluntary conversion of the 2008 Convertible Debt carried so-called “piggy-back” registration rights should the Company file a registration statement in the future.

The Company has the right to call the 2008 Convertible Debt if the market value of the Company’s common stock exceeds $6.18 for five consecutive days; provided that the note holders have the right to convert the debt to common shares within a stated period after notice of the Company’s intent to repay the debt has been delivered.

In accordance with FASB ASC 815-10, the Company established a debt premium and derivative asset related to the limitations on bonus interest that will occur upon a change in control or bankruptcy. The initial fair value of the derivative asset of $125,000 was based on a probability assessment of the payment alternatives. During 2009 approximately 35% of the principal balance was converted to equity (see below). Related to that transaction, the Company reduced its derivative asset by 35%, leaving a balance of $80,913 as of December 31, 2009. During 2010, 90% of the debt was converted and the derivative asset was reduced to $0. The derivative asset is included in other assets in the consolidated balance sheets at December 31, 2009.

In accordance with FASB ASC 320-10, Investments-Debt and Equity Securities (“ASC 320-10”) and ASC 470-20, Debt with Conversion and Other Options, the Company also established a debt discount and a related credit to additional paid-in capital in the amount of $2,635,000, representing the value of the beneficial conversion feature inherent in the 2008 Convertible Debt, as limited to the face amount of the debt and the premium related to the derivative asset. Accordingly, the carrying value of the 2008 Convertible Debt, after allocation of the beneficial conversion feature to additional paid-in capital, was $0. The net debt discount was being accreted over the life of the debt using the effective-interest method, such that the carrying value of the debt at maturity would include bonus interest payable. In addition, pursuant to the Letter Agreement dated September 24, 2010, (see below) the Company recorded a beneficial conversion feature of the principal balance of the note which resulted in the recording of $134,790 as debt discount. For the years ended December 31, 2010 and 2009, the Company recorded amortization of the debt discount, including accelerated amortization due to conversion of the debt, of $1,741,910 and $17,775, respectively.

The Company also originally incurred debt issuance costs of $634,765 in association with the 2008 Convertible Debt, including $209,167 related to the issuance of 209,167 warrants issued to brokers. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 95% (iii) weighted-average risk-free interest rate of 2.59%, and (iv) weighted-average expected life of 5 years. Those costs are included in debt issuance costs in the consolidated balance sheets at December 31, 2010 and 2009, and were being amortized over the life of the debt using the effective interest method. During the years ended December 31, 2010 and 2009, $410,454 and $224,310, respectively were amortized.

In September 2009 approximately 35% of the principal balance of the 2008 Convertible Debt was converted to equity at the option of the holders. The total amount converted was $924,605, which included $885,259 of principal and $39,346 of accrued interest. These amounts were converted to 807,243 shares of common stock and additionally the Company issued 403,621 warrants, due to the 50% warrant coverage feature, with an exercise price of $0.66 per share. Due to this conversion of debt in September 2009, the Company removed approximately $83,000 of accrued bonus interest and debt discount with no impact to the consolidated statement of operations for the year ended December 31, 2009.  As of December 31, 2009, the remaining principal amount and bonus interest amount was approximately $2,437,000.

Additionally due to the conversion of debt in September 2009, the Company reduced the carrying amount of debt issuance costs by approximately $224,000 by recording a charge to interest expense.  During the year ended December 31, 2010, the balance of the debt issuance costs of approximately $410,000 were amortized to interest expense.  The balance of the debt issuance costs related to the 2008 Convertible Debt at December 31, 2010 and 2009 was approximately $0 and $410,000, respectively.

During the second quarter of 2010, the Company entered into separate arrangements with the former 2008 Convertible Debt holders that in effect issued the former 2008 Convertible Debt holders: (i) additional shares of common stock, (ii) additional warrants to purchase more shares of common stock, and (iii) also modified the exercise price of their warrants. It should be noted that the substance of the transaction was to compensate the 2008 Convertible Debt holders for participating in the Company’s 2010 financings. Accordingly, the Company agreed to issue each of them a number of shares equal to the amount of interest that would have been earned from the date of original conversion and such amounts were converted at the same rate of $1.20.

In total, the Company has issued approximately 52,000 shares of common stock related to additional accrued interest and new warrants to purchase approximately 31,000 shares of common stock to these former 2008 Convertible Debt holders. As part of this transaction with the former 2008 Convertible Debt holders, the exercise prices of all of the original warrants issued in connection with the 2008 Convertible Debt balances that converted in 2009 were modified during the second quarter of 2010 and new exercise prices were established. The old warrants had exercise prices of $0.66 per share and under the new modified warrants have exercise prices range from $1.13 to $1.64 per share.

The Company valued the incremental shares of common stock issued from the conversion of the additional accrued interest and recorded a $63,990 charge to interest expense with an offset to common stock and additional paid-in capital. The Company also examined the fair value of the original warrants on the date of modification and compared them to the fair value of the modified warrants on the date of modification, recording a $17,790 charge to interest expense with an offset to additional paid-in capital. The financial statement effects of these transactions were recorded on the date each 2008 Convertible Debt holder signed their new exchange agreement during second quarter of 2010.

During 2010, additional 2008 Convertible Debt holders converted their notes and accrued interest balances to shares of our common stock, representing a total of approximately 90% of the total 2008 Convertible Debt. During the year ended December 31, 2010, the Company issued 1,439,365 shares of common stock for the conversion of $1,430,847 of principal and $360,670 of interest.  Since issuance of the debt, the total amount of principal and accrued interest converted was $2,315,962 and $400,016, respectively; and a total of 2,246,608 shares of common stock have been issued for the conversion of the 2008 Convertible Debt and accrued interest.

Related to all of the conversions that occurred during the year ended December 31, 2010, the Company recorded additional interest expense of $1,741,910 representing the acceleration of debt discount amortization originally recorded in connection with the issuance of the 2008 Convertible Debt and the additional charges of $81,780 noted above. In accordance with the 2008 Convertible Debt agreements, the Company issued warrants to purchase 1,114,658 shares of our common stock, due to the 50% warrant coverage feature, with exercise prices ranging from $1.13 to $1.64. The value of these warrants was contemplated at the inception of the transaction in 2008 and was incorporated in the original debt discount.

Pursuant to a Letter Agreement dated September 24, 2010, we sought the remaining 2008 Convertible Debt holders’ agreement to waive the current default and give the Company until November 15, 2010 to issue them the shares underlying the 2008 Convertible Debt. In consideration for waiving the default and extending the maturity date to November 15, 2010, we increased the principal balance of the remaining 2008 Convertible Debt outstanding as of September 14, 2010 by $56,635 or 25% of the outstanding balance on September 14, 2010 (the “25% Increase”) and increased the interest rate to 18%, which rate would apply to the interest due from September 15, 2010 until the Note is converted pursuant to the Letter Agreement. The 2008 Convertible Debt holders were entitled to the Bonus Interest, which we calculated as a one-time fee of $113,269 or 50% of the outstanding principal balance on September 14, 2010.  The amount of the 25% Increase and Bonus Interest was combined and the total was directly applied to the principal amount of the 2008 Convertible Debt outstanding on September 14, 2010. The outstanding balance of the 2008 Convertible Debt immediately before the Letter Agreement was $226,538 with a corresponding unamortized debt discount of $159,547. Due to the effect of the Letter Agreement, the Company accelerated the amortization of the remaining debt discount and recorded an increase to the outstanding principal balance of $113,269 and $56,635 representing 50% bonus interest and 25% increase, respectively. Since the 50% bonus interest was in accordance with the terms of the original convertible note agreement, the Company recorded such amount as interest penalty. In accordance with relevant accounting guidance, the Company recorded the 25% Increase as a loss on extinguishment since the terms as described in the Letter Agreement indicated that the prior debt agreement would be extinguished. Finally, we agreed to adjust the conversion price of the 2008 Convertible Debt to equal 80% of the VWAP for the 5 trading days immediately preceding the date we receive NYSE Amex approval of the additional shares to be issued pursuant to the adjusted price (the “Adjusted Shares”); provided however, that in no event would the conversion price be less than $0.28 per share.

Since we did not issue the shares on November 15, 2010, because the SEC comment period prevented us from holding a shareholder meeting to obtain the related approval for such issuance on November 15, 2010, the outstanding 2008 Convertible Debt is in default. As of filing date we have not received any default notices from the remaining note holders of the 2008 Convertible Debt.

As of December 31, 2010, the principal amount of $363,942 is outstanding on the 2008 Convertible Debt, including accrued interest of $66,104, all of which is convertible into shares of our common stock pursuant to the Letter Agreement described above.

Subsequent to December 31, 2010, principal and interest in the amount of $371,055 have been exchanged for 476,692 shares of the Company’s common stock (see Note 16).

St. George Convertible Note and Warrant Purchase Agreement

On September 15, 2009, the Company entered into a Note and Warrant Purchase Agreement with St. George Investments, LLC, (the “Investor”; collectively with registered assigns, the “Holder”) (the “Purchase Agreement”). The Company issued and sold to the Investor (1) a 12% promissory note in the principal amount $555,556 (the “St. George Note”) which was convertible into the Company’s common stock at 80% of the five day volume weighted average of the closing price of the Company’s common stock, originally subject to a floor price of no less than $0.64 and on the terms and the conditions specified in the St. George Note; and (2) a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at an exercise price of $0.65 per share , subject to certain anti-dilution adjustments. The note matured on September 15, 2010. The terms associated with the conversion feature and the reset of the exercise price of the warrants resulted in classifying these instruments as derivative liabilities (see Note 1). The Company also entered into a Registration Rights Agreement with the Investor pursuant to which the Company filed a registration statement for the sale of the common stock issuable to the Investor under the St. George Note and the Warrant on October 5, 2009 which was declared effective on October 6, 2009.

In connection with the issuance of the St. George Note, the Company incurred approximately $35,000 in debt issuance costs, including a $25,000 commission to a third party. These costs were recorded as debt issuance costs and were amortized over the term of the debt on a straight-line basis (which approximated the effective interest rate method).  During the year ended December 31, 2009, the Company amortized an immaterial amount to interest expense related to the debt issuance costs.   The debt was converted during the year ended December 31, 2010 and the Company amortized the remaining $35,000 of debt issuance costs to interest expense.

During 2009, the Company failed to perform under the agreement which resulted in the occurrence of triggering events (as defined) and default. Under the provision of the agreement, the Company was required to increase the principal amount of the St. George Note by a total of 35% and some additional amounts (totaling $210,834), accelerate the due date of the note, and increase the interest rate from 12% to 18%. In December 2009, the Company obtained a waiver from the St. George Note holder stating that the holder would not accelerate the due date of the St. George Note, but rather will keep the maturity date as of September 15, 2010. The Company recorded this increase in principal as additional interest expense during the year ended December 31, 2009.

In December 2009, the holder of the St. George Note converted $150,000 of principal to 535,714 shares of common stock.

On December 11, 2009, the Company entered into a Waiver of Default with St. George pursuant to which the Company agreed to repay the entire balance of the St. George Note and any adjustments thereto pursuant to the terms of the initial Waiver by February 1, 2010. Since the Company failed to pay the entire balance of the note by February 1, 2010, the Company was in default on the St. George Note. On February 16, 2010, the Company entered into a Waiver of Default agreement (“February 16 Waiver”) with St. George pursuant to which: (i) St. George waived all defaults through May 15, 2010 and agreed not to accelerate the amounts due under the St. George Note before May 15, 2010 and (ii) St. George could exercise their Warrant to purchase 140,000 shares of the Company common stock at $0.65 per share. In consideration for this waiver, the Company agreed to pay St. George a default fee equal to $50,000, which was added to the balance of the St. George Note effective as of the February 16, 2010. During the year ended December 31, 2010, St. George converted 100% of the balance of the St. George Note and accrued interest of $666,390 and $52,916, respectively, into 2,568,951 shares of the Company’s common stock. In connection with the conversions, the Company accelerated the amortization of debt discount of $393,681. In addition, the Company reclassified total derivative liabilities of $259,975 and $83,872, representing the embedded conversion features of the St. George Note and warrants, respectively, to equity. All of such note conversions were at $0.28 per share.

The balance of the St. George Note as of December 31, 2010 and 2009 was $0 and $616,390, respectively.

Note and Warrant Purchase Agreements- March and April 2010

During year ended December 31, 2010, the Company completed four closings of convertible note and warrant purchase agreements, aggregating to approximately $11 million as follows (the “2010 Closings”):

						Warrants
Date of Issuance	Face Value of Convertible Notes	Discounts	Gross Proceeds	Minimum Conversion Price Per Share at Issuance Date	Maximum Shares Issuable upon Conversion	Number	Minimum Exercise Price at Issuance Date
	[1]	[2]		[3]		[5]
First Closing 3/22/2010	$925,000	$(385,000)	$540,000	$0.28	3,303,571	1,100,000	$0.28	[6	]
Second Closing 4/8/2010	5,490,165	(2,285,165)	3,205,000	$0.28	19,607,732	6,528,213	$0.38	[7	]
Third Closing 4/13/2010	3,957,030	(1,647,030)	2,310,000	$0.28	14,132,250	4,705,657	$0.38	[7	]
Fourth Closing 4/26/2010 [4]	599,525	(249,525)	350,000	$0.28	2,141,161	712,949	$0.28	[7	]
Fourth Closing 4/26/2010	85,645	(35,645)	50,000	$0.28	305,875	101,849	$0.89	[7	]
Totals	$11,057,365	$(4,602,365)	$6,455,000		39,490,589	13,148,668

[1]
The Company also entered into a Registration Rights Agreement with the Lenders pursuant to which the Company agreed to file a registration statement by May 3, 2010, registering for resale of all of the shares underlying the 2010 Financing Convertible Notes and the 2010 Financing Warrants. If the Company failed to file the registration statement timely or failed to have it declared effective timely pursuant to the terms of the Registration Rights Agreement, each such event would have been deemed a trigger event under the 2010 Financing Convertible Notes. Since we did not have the registration statement declared effective timely, a trigger event under the terms of the notes issued in the First Closing, Second Closing and Third Closing occurred (the “June 1 Trigger Event”) and a trigger event under the terms of the notes issued in the Fourth Closing occurred (the “August 31 Trigger Event”). The total amount of 2010 Financing Convertible Notes issued in the four closings was originally $11,057,365; as a result of the June 1 Trigger Event, $3,434,347 was added to the principal amount which represents 125% of the outstanding principal and accrued interest prior to the event.  The total principal balance after the trigger event was $14,491,712, which includes an additional $410,000 of interest expense representing the maximum amount of $10,000 payable to each note holder in the four closings due to the failure of the Company to obtain an effective registration statement.

Additionally, we were required under the terms of the 2010 Closings to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third, and Fourth Closings. Due to the SEC review of our proxy statement and periodic reports that we were required to submit to our shareholders with this Proxy Statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore was not able to have a meeting or obtain shareholder approval on such date. This failure constituted an event of default under the 2010 Closings, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the potential default, to maintain good relationships with the investors of the 2010 Closings, we requested the investors of the 2010 Closings to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010, as well as waive any defaults related thereto, in exchange for which we increased the balance of the notes by 25% (the “Extension”).

As a result of the 25% increase from the Extension, the principal amount of such notes was increased to $18,872,264.

On October 14, 2010, the Company entered into a forbearance agreement with two investors of the 2010 closings. These investors negotiated the terms of such forbearance agreement in lieu of entering into the Extension. As a result of the forbearance agreement $682,693 was added to the principal balance of these investors’ notes (see below).

Since we did not hold the meeting on November 15, 2010, the 2010 Closings are susceptible to default pursuant to which the investors of the 2010 Closings can declare the entire amount outstanding immediately due and payable; however, as of the date of this Report we have not received any notice of defaults relating to this failure except from the investors who signed the forbearance agreement discussed above.  Those two investors claim that because we did not hold the meeting on November 15, 2010, the forbearance agreement allows them to seek all recourse available under the terms of the original note and the forbearance agreement specifically asserts that only one trigger event occurred, they are entitled to an additional 25% increase in their note balance. The Company is negotiating a settlement; until an agreement is reached the balance of the notes has been increased by 25% totaling $882,522.

[2]	In addition to scheduled debt discounts, the Company incurred debt issuance costs of approximately $1,003,500 which were deducted from the proceeds of these financings.

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

[4]
As part of the fourth closing on April 26, 2010, certain investors in the 2009 Registered Direct Offering exercised their Right of Participation and purchased $599,525 of the notes issued in the Fourth Closing and the Company issued such participants warrants to purchase up to 712,949 shares of the Company’s common stock exercisable at $0.28 per share (the remainder of the participants in the Fourth Closing received warrants exercisable at $0.89 per share).

[5]
At any time prior to the expiration date of the warrant, if and only if there is no then effective registration statement covering the warrant shares, the Holder may elect a “cashless” exercise of this warrant whereby the Holder shall be entitled to receive for no consideration a number of shares of common stock equal to (x) the excess of the Current Market Value over the aggregate Exercise Price of the portion of the Warrant then being exercised, divided by (y) the Adjusted Price of the Common Stock (as these terms are defined in the warrant agreement). This formula, as it contains variables that are directly linked to changes in the market price of the Company’s shares, and depending on the market price of the share on the date of exercise, might result in the Company having to issue additional number of shares than what is indicated in the table above.

[6]
The exercise price in First Closing warrants equals to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note).

[7]
The exercise price in Second, Third, and Fourth Closings, can be adjusted down (down-round protection) to a lower price if the Company sells common stock or instruments convertible into or exercisable for common shares in the future at a lower price than the exercise price.

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

Each of the convertible notes issued in the four 2010 Closings, (collectively “2010 Notes”) mature one year from the date of issuance and carry an original issue discount. The 2010 Note holders have the right, at their sole option, to convert the 2010 Notes, in whole or in part into shares of the Company’s common stock.

If, during the term of the 2010 Notes, the average closing bid price of the Company’s common stock for at least 20 of the immediately preceding 30 trading days equals or exceeds $1.25, then on 20 days’ irrevocable notice, and subject to certain conditions set forth in the 2010 Notes, the Company can cause the Lenders to convert the outstanding balance of the 2010 Notes into shares of common stock. The number of shares of common stock to be so delivered shall not exceed an amount equal to the product of the average daily volume of common stock traded on the primary exchange for common stock during the 20 prior trading days as of the mandatory conversion determination date multiplied by twenty.

Interest on the unpaid principal balance of the 2010 Notes would accrue at the rate of 12% per annum, which would increase to 18% upon the occurrence of a trigger event, as defined in the 2010 Notes. Pursuant to the terms of the First, Second, and Third Closings, a trigger event occurred when the Registration Statement the Company filed on May 3, 2010 was not declared effective by June 1, 2010 and therefore the interest on the 2010 Notes issued in those three Closings increased to 18% per annum. The terms of the Fourth Closing required the Company to have the registration statement declared effective by August 31, 2010 and therefore a Trigger Event occurred when the Registration Statement the Company filed on May 3, 2010 was not declared effective by August 31, 2010 with respect to the 2010 Notes issued in the Fourth Closing. Commencing on the 6 month anniversary of the 2010 Notes and each 90 days thereafter on which a payment of interest was due and continuing on the first day of every third month thereafter until the one year anniversary of the 2010 Notes, the Company would pay the Lenders all interest, fees, and penalties accrued but unpaid under the 2010 Notes as of such date. Pursuant to the terms of the 2010 Notes, the Company would also pay Lenders nine equal payments representing one-twelfth of the principal amount of the 2010 Notes, commencing on the nine-month anniversary of the 2010 Notes and continuing thereafter until the Maturity Date, when the Company would pay all remaining principal and interest, in cash. The Company maintained the right to make any and all of the nine payments, at the Company’s option, in cash or shares of common stock at the greater of the Floor Price or 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable payment date.

Notwithstanding any other terms to the contrary, pursuant to the terms of the 2010 Notes, the Company must pay all amounts due under the 2010 Notes in cash unless all of the following conditions are met: (i) a payment in common stock would not cause an individual lenders’ beneficial ownership of common stock to exceed 9.99% of the Company then outstanding shares of common stock; (ii) the Company received NYSE Amex listing approval for the common stock issuable under the 2010 Notes; (iii) not less than seven calendar days prior to the applicable payment date, the Company shall have notified the Lenders that the Company intend to make such payment in common stock; (iv) (a) the common stock to be issued have been registered under the Securities Act of 1933, as amended, or (b) (A) Rule 144 promulgated hereunder is available for their sale, (B) the Company provided to the Lenders (prior to the delivery of the common stock on the applicable payment date) an attorney’s opinion, in a form acceptable to the Lenders, which provides that Rule 144 is available for the sale of the common stock, (C) the Company is current on all of the Company Securities and Exchange Commission reporting obligations, and (D) the Company is not subject to an extension for reporting the Company quarterly or annual results; (v) the closing bid price for the common stock on the business day on which notice is given is greater than the Floor Price divided by 80%; and (vi) neither an Event of Default nor a Trigger Event shall have occurred.

The Warrants issued in connection with the 2010 Notes have a term of five years. The Warrant exercise price for the First Closing was initially exercisable at the higher of: (i) 105% of the average volume-weighted average price (the “VWAP”) for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note), which was subject to adjustment. The Warrant exercise price for the Second, Third, and Fourth Closings were different from the Warrant exercise price in the First Closing in that they were initially fixed at a stated price ($0.28, $0.38 and $0.89) as shown in the above table. The exercise price in the Second, Third, and Fourth Closings and the Floor Price in the First Closing, can be adjusted down to a lower price if the Company sells common stock or instruments convertible into or exercisable for common shares in the future at a lower price than the exercise price or the Floor Price. Additionally, the Lenders may exercise the Warrants via a cashless exercise only if a registration statement for the Warrant shares is not in effect at the time of the exercise. The number of shares each holder is entitled to under the cashless exercise equals (x) the excess of the Current Market Value over the aggregate Exercise Price of the portion of the Warrant then being exercised, divided by (y) the Adjusted Price of the Common Stock (as these terms are defined in the warrant agreement). This formula, as it contains variables that are directly linked to changes in the market price of the Company’s shares, and the market price of the Company’s shares on the date of exercise, might result in the Company having to issue additional warrant shares than the face value of the warrants, which is what is indicated in the table above. Pursuant to the terms of the Warrants, the Company will not affect the exercise of any warrants, and no warrant holder has the right to exercise his/her Warrants, if after giving effect to such exercise, such person would beneficially own in excess of 9.99% of the then outstanding shares of the Company’s common stock.

Additionally, since the Company is listed on the NYSE Amex, the Company was required to obtain stockholder approval and NYSE Amex approval, to issue more than 19.99% of the Company issued and outstanding common stock at a discount from book or market value at the time of issuance (“19.99% Cap”). Accordingly, the Company was required under the terms of the 2010 Notes to obtain Stockholder Approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third, and Fourth closing. The Company was unable to hold the meeting until December 3, 2010, due to the SEC comment period. All of the shares issuable pursuant to the 2010 Notes were approved at the shareholder meeting. On April 19, 2010, the NYSE Amex approved the shares issuable pursuant to the First Closing. On January 3, 2011, (after the shareholder meeting), the NYSE Amex approved the shares issuable pursuant to the Second, Third, and Fourth Closings.

In accordance with its Registration Rights Agreement with the Lenders, the Company filed a registration statement on May 3, 2010, registering for resale all of the shares underlying the 2010 Notes and the Warrants, as well as shares issuable under the 2010 Notes and Warrants pursuant to potential adjustments that may occur pursuant thereto and shares of common stock issuable as interest payments. Because all of the shares underlying the 2010 Notes and Warrants became eligible for resale pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, the Company withdrew the registration statement as permitted under the terms of the Registration Rights Agreement.

Upon a Triggering Event, as defined in the 2010 Notes, the outstanding balance of the 2010 Notes would immediately increase to 125% of the then owing principal and unpaid interest balance, and interest would accrue at the rate of 1.5% per month. Upon an Event of Default, as defined in the 2010 Notes, the Lender may declare the unpaid principal balance together with all accrued and unpaid interest thereon immediately due and payable. However, all outstanding obligations payable by the Company would automatically become immediately due and payable if the Company becomes the subject of a bankruptcy or related proceeding.

During the 2010 year, a total of $1,862,485 of 2010 Notes was converted into 3,721,000 shares of the Company’s common stock.

On October 14, 2010, the Company entered into a forbearance agreement (“Forbearance Agreement”) with two investors (ISP Holdings, LLC and St. George Investments, LLC) of the 2010 Notes. These investors negotiated the terms of the Forbearance Agreement in lieu of entering into the Extension the other 2010 Notes investors signed. Pursuant to the Forbearance Agreement, the two investors refrained and temporarily forbore from exercising and enforcing their remedies against the Company due to the event of default and in return the Company agreed as a compensation for damages to the two investors to increase the outstanding balance of the 2010 Notes to ISP Holdings, LLC by 68% and increase the outstanding balance of the 2010 Notes to St. George Investments, LLC by 25%. In addition, the Company agreed to obtain the required Shareholder Approval to issue the shares underlying the 2010 Notes and warrants on or before November 15, 2010.  In relation to this agreement, the Company recorded $381,920 in additional principal, and offsetting interest expense, for the liquidation damages of the warrants and $300,773 as a loss on extinguishment of debt and is reflected in other expenses, net, in the accompanying consolidated statements of operations.  Since we did not hold the meeting by November 15, 2010 (due to the SEC comment period), these two note holders have submitted notice to us that the balance of their note shall increase by another 25% under the terms of the Forbearance Agreement.  We are currently trying to negotiate a settlement with these two holders since we ultimately held the meeting and the delay was out of our control as a result of the SEC comment period; however, as of the date of this Report, we have not reached any agreement.  Until an agreement is reached the balance of the notes has been increased by 25% totaling $882,522.

The 2010 Closings:

First Closing

On March 22, 2010, the Board of Directors authorized the Company to enter into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with one accredited investor (“ISP Holdings” or “First Closing”) pursuant to which the Company issued the lender in the First Closing a Convertible Promissory Note in the principal amount of $925,000 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events as defined in the note (the agreement is limited to a maximum of two triggering events). The Purchase Agreement included a five-year warrant (major terms of warrant are detailed above) to purchase 1,100,000 shares of the Company’s Common Stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note). The Note carries a 20% original issue discount and matures on March 22, 2011. The Company agreed to pay $200,000 to the Lender in the First Closing to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the Note at the closing of the transaction. As a result, the total net proceeds the Company received were $403,000, after payment made directly by Lender in the First Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lender in the First Closing may convert the Note, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion.

The embedded conversion feature of the convertible debt and Warrants was recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $85,796 and $90,296, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, the increase given pursuant to the Extension and the Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest added as a result of the trigger events. As noted above, the Company also increased the note by $381,920 for the warrant liquidation damages and by $300,773 for the loss of extinguishment of debt.  An additional $94,587 for the 25% increase that is currently under negotiations was added to the balance.

The Company established a debt discount of $651,165, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended December 31, 2010, the Company recorded amortization of the debt discount, including accelerated amortization due to conversion of the debt, of $651,165.

The Company also incurred debt issuance costs of $182,200 in association with the 2010 Notes.  Those costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2010, and are being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. During the year ended December 31, 2010, $112,000 was amortized as interest expense.

During the year ended December 31, 2010, ISP Holdings converted $1,862,485 of their Note balance into 3,721,000 shares of the Company’s common stock, with conversion price ranges between $0.37 and $0.60. As of December 31, 2010, the principal balance of the note was $472,937 and accrued interest was $38,698.

Subsequent to December 31, 2010, principal and interest in the amount of $372,070 of the First Closing have been exchanged for 520,000 shares of the Company’s common stock (see Note 16).

Second Closing

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

The embedded conversion feature of the convertible debt and warrants was recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $2,448,402 and $4,714,626, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, the increase given pursuant to the Extension and the Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest added as a result of the trigger events.  As noted above, the Company also increased the note by $195,327 for the 25% increase that is currently under negotiations was added to the balance.

The Company recorded a debt discount of $5,490,165, representing the value of the embedded conversion feature inherent in the 2010 Notes, as limited to the face amount of the debt. Accordingly, the carrying value of the 2010 Notes, after allocation of the embedded conversion feature was $0.  The debt discount is being amortized on a straight-line method over the terms of the debt, which approximates the effective-interest method.  For the year ended December 31, 2010, $3,811,792 was amortized as interest expense and $211,983 was recorded as loss on debt extinguishment.

The Company also incurred debt issuance costs of $445,017 in association with the Convertible Debt.  Those costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2010, and are being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. During the year ended December 31, 2010, $315,221 was amortized as interest expense and $17,183 was recorded as loss on debt extinguishment.

As of December 31, 2010, the principal balance of the note was $9,638,807 and accrued interest was $580,355.

Subsequent to December 31, 2010, principal and interest in the amount of $10,031,459 of the Second Closing have been exchanged for 27,686,358 shares of the Company’s common stock (see Note 16).

Third Closing

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

The embedded conversion feature of the convertible debt and warrants was recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $1,147,985 and $8,576,322, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, the increase given pursuant to the Extension and the Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest added as a result of the trigger events.  As noted above, the Company also increased the note by $578,609 for the 25% increase that is currently under negotiations was added to the balance.

The Company recorded a debt discount of $3,957,030, representing the value of the embedded conversion feature inherent in the 2010 Notes, as limited to the face amount of the debt. Accordingly, the carrying value of the 2010 Notes, after allocation of the embedded conversion feature was $0.  The debt discount is being amortized on a straight-line method over the terms of the debt, which approximates the effective-interest method.  For the year ended December 31, 2010, $2,571,654 was amortized as interest expense and $635,948 was recorded as loss on debt extinguishment.

The Company also incurred debt issuance costs of $320,745 in association with the 2010 Notes.  Those costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2010, and are being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. During the year ended December 31, 2010, $227,189 was amortized as interest expense and $51,550 was recorded as loss on debt extinguishment.

As of December 31, 2010, the principal balance of the note was $7,283,971 and accrued interest was $420,142.

Subsequent to December 31, 2010, principal and interest in the amount of $6,962,572 of the Third Closing have been exchanged for 14,505,363 shares of the Company’s common stock (see Note 16).

Fourth Closing

On April 26, 2010, the Company entered into Note and Warrant Purchase Agreements (“Purchase Agreements”) with accredited investors (“Fourth Closing”) pursuant to which the Company issued the Lenders in the Fourth Closing a Convertible Promissory Note in the aggregate principal amount of $685,170 bearing interest at a rate of 12%, increasing to 18% upon the occurrence of certain triggering events (the agreement is limited to a maximum of two triggering events). The Purchase Agreement includes a five year warrant (major terms of warrant are detailed above) to purchase up to 712,949 shares of the Company’s Common Stock at an initial exercise price of $0.28 per share for two investors and up to 101,849 shares at an exercise price of $0.89 per share for the remaining two investors. The Notes carry 20% original issue discounts and mature on April 26, 2011. The Company agreed to pay $285,170 to the Lenders in the Fourth Closing to cover their transaction costs incurred in connection with these transactions; such amount was withheld from the Note at the closing of these transactions. As a result, the total net proceeds the Company received were $400,000, after payments made directly by Lenders in the Fourth Closing to a vendor of the Company, issuance costs and finder’s fees paid in connection with the transaction. The Lenders in the Fourth Closing may convert the Notes, in whole or in part into shares of the Company’s Common Stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Note) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion.

The embedded conversion feature of the convertible debt and warrants was recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $148,374 and $774,535, respectively, as computed using the Binomial Lattice option pricing model. In regards to the 1st Trigger Event, the increase given pursuant to the Extension and the Registration Rights Agreement penalties and per the terms of the convertible note agreement and the Company’s agreement with the note holder, such penalties earned by the note holders have the same conversion rights as the original convertible note payable. Accordingly, since the terms of the convertible note allow for non-standard anti-dilution (“down-round protection”), the Company also recorded additional derivative liabilities for the embedded conversion feature of the additional principal and interest added as a result of the trigger events.

The Company recorded a debt discount of $685,170, representing the value of the embedded conversion feature inherent in the 2010 Notes, as limited to the face amount of the debt. Accordingly, the carrying value of the 2010 Notes, after allocation of the embedded conversion feature was $0.  The debt discount is being amortized on a straight-line method over the terms of the debt, which approximates the effective-interest method.  For the year ended December 31, 2010, the Company recorded amortization of the debt discount of $485,341 as interest expense.

The Company also incurred debt issuance costs of $55,538 in association with the Convertible Debt.  Those costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2010, and are being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. During the year ended December 31, 2010, $39,331 was amortized as interest expense.

As of December 31, 2010, the principal balance of the note was $1,165,278 and accrued interest was $70,683.

Subsequent to December 31, 2010, principal and interest in the amount of $1,245,320 of the Fourth Closing have been exchanged for 2,642,809 shares of the Company’s common stock (see Note 16).

Trigger Events

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

Embedded Conversion Features and Warrants

The First, Second, Third, and Fourth Closings entered into during 2010 carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. Originally, the Company used the Black-Scholes model to valuate these derivatives.  Subsequent to the filing of the June 30, 2010 Form 10-Q, the Company decided to move from the Black-Scholes option pricing model to the Binomial Lattice option pricing model for the valuation of these embedded conversion features and warrants. The Company determined that the Binomial Lattice model more accurately valued the “down-round protections”, or reset features included in the embedded conversion features and a reset provision associated with the exercise price of the warrants. As a result of this change to the Binomial Lattice option pricing model, the Company believes the Binomial Lattice model provides a better estimate of fair value of the derivative instruments at their grant dates, triggering dates, and quarter ends. In applying the Binomial Lattice model, the Company used the assumptions shown above (see Note 1).

As explained in Footnote 5 above, the warrants carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To determine the value of the “cashless exercise” feature, the Company used the following assumptions. The Company initially estimated that the Company’s registration statement would be declared effective on or around February 28, 2011. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature is no longer available to the holder. On January 30, 2011, the Company withdrew the filing of its registration statement which resulted in the continuance of the cashless exercise feature.  The Company also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date the registration statement is declared effective. Based on the cashless exercise notices received by the Company as of September 30, 2010, and based on our best estimate of the warrant holders’ intent going forward, the Company believed a conservative estimate that there was a 50% likelihood that the investors would exercise under the cashless exercise provision and 50% likelihood that they would effect a standard exercise via cash.  For the quarter ended December 31, 2010, the Company re-evaluated the likelihood of warrant holders exercising the warrants under the cashless exercise feature.  Based on significant exercise notices received in January and February 2011, the Company believes that there is a 90% likelihood that the investors would exercise under the cashless exercise provision and 10% likelihood that they would effect a standard exercise via cash.  The Company, through its valuation expert, then performed the following steps to estimate the fair value of the warrants on their grant date, at each quarter end and at year end. The Company valued the warrants (assuming standard cash exercises,) under the Binomial Lattice option pricing model (“Binomial Model — Normal”). In addition, the Company valued the warrants under a separate Binomial Lattice option pricing model (“Binomial Model — Cashless”), assuming that the holder would exercise under the cashless exercise feature prior to the date of the registration statement being declared effective.  Another factor that was considered for the value estimated under the Binomial Model — Cashless was that if the holder of the warrant decided to exercise under the cashless exercise feature, the number of warrant shares available to the holder was then computed under the formula noted in section 2.1(b) of the warrant agreement. On some dates, it resulted in potentially more shares being issued to the holder than what are stated on the holder’s warrant agreement and on some dates it results in potentially less shares being issued to the holder than what are stated on the warrant agreement.

The total values computed under each Binomial Model were then assigned a likelihood or probability that the investor may exercise under either scenario to arrive at the estimated fair value assigned to the warrants. For the grant dates and the periods ending March 31, 2010, June 30, 2010,  and September 30, 2010, we used 50% of the value under the Binomial Model — Normal and 50% of the value under the Binomial Model — Cashless.   For the period ended December 31, 2010, and based on actual exercises in the quarter ended March 31, 2011, we used 10% of the value under the Binomial Model — Normal and 90% of the value under the Binomial Model — Cashless, to better reflect the current activity of exercises.

See Note 1 for more information on accounting for derivative liabilities related to embedded conversion features and warrants with down round protection and valuation of these derivative liabilities.

Activity in connection with the Company’s convertible debt for the year ended December 31, 2010, is as follows:

	10% Notes	St. George Debt	2010 Notes
	Issued Sept '08	Issued Sept '09	Issued 3/22/10	Issued 4/8/10	Issued 4/13/10	Issued 4/26/10	Total
Carrying Value Before Discount at December 31, 2009	$1,624,886	$616,390	$-	$-	$-	$-	$2,241,276
Face value of debt issued in 2010	-	-	925,000	5,490,165	3,957,030	685,170	11,057,365

Additional penalities for trigger events and forbearance fees added to the note balance	169,904	50,000	1,410,422	4,148,642	3,326,941	480,108	9,586,017

Portion of note converted to equity	(1,430,848)	(666,390)	(1,862,485)	-	-	-	(3,959,723)
Carrying Value Before Discount at December 31, 2010	363,942	-	472,937	9,638,807	7,283,971	1,165,278	18,924,935

Discount, net of accumulated amortization at December 31, 2009	(1,607,111)	(393,681)	-	-	-	-	(2,000,792)
Acceleration of amortization in connection with conversion and debt extinguishment	1,519,220	393,681	261,685	-	-	-	2,174,586

Discount attributable to 2010 notes	-	-	(651,165)	(5,490,165)	(3,957,030)	(685,170)	(10,783,530)

Amortization expense	87,891	-	389,480	4,023,776	3,207,602	485,340	8,194,089
Discount, net of accumulated amortization at December 31, 2010	-	-	-	(1,466,389)	(749,428)	(199,830)	(2,415,647)

Net Carrying Value at December 31, 2010	$363,942	$-	$472,937	$8,172,418	$6,534,543	$965,448	$16,509,288

Senior Notes Payable

In December 2008, in the first closing of the 12% Senior Note offering, the Company issued units consisting of $1,077,500 principal amount of 12% Senior Promissory Notes (“Senior Notes”) and five year warrants to purchase a total of 862,000 shares of the Company’s common stock at $1.00 per share.  The Senior Notes bear interest at a rate of 12% per annum, payable semi-annually on June 1st and December 1st of each year after issuance.  The Senior Notes matured on the earlier of December 8, 2010 or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.  Certain events accelerate the maturity of the Senior Notes, including a change in control, bankruptcy or legal judgment.  The Senior Notes are unsecured, and are senior to the Convertible Debt.  The Company is not permitted to issue additional notes or evidence of indebtedness that are senior in priority to the Senior Notes, however, the Company was permitted to issue notes up to an aggregate principal amount of $2,500,000 which are of equal priority with the Senior Notes.  In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $269,372, which was recorded as a loss on debt extinguishment.  The total principal of the note at December 31, 2010 was $1,346,872.

The Company incurred debt issuance costs of $271,644 and debt discounts of $508,580  in association with the Senior Notes, including $50,858 and $508,580, respectively, related to the issuance of 948,200 warrants for the purchase of the Company’s common stock at $1 per share, issued to Senior Note holders and to brokers.  These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 97% (iii) weighted-average risk-free interest rate of 2.10%, and (iv) weighted-average expected life of 5 years. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method.  Amortization of debt issuance costs was $169,947 and $101,698 for the years ended December 31, 2010 and 2009, respectively.  Amortization of debt discount was $318,178 and $190,402 for the years ended December 31, 2010 and 2009, respectively.

On January 30, 2009, the Company conducted the second and final closing (the “Final Closing”) of the 12% Series 1 Senior Note offering whereby the Company sold an additional $680,000 principal amount of 12% Senior Notes and five year warrants to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in 12% Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the 12% Senior Note Offering were sold in 2008 and 2009. The Senior Notes issued in January 2009 mature on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.  In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $170,000, which was recorded as a loss on debt extinguishment.  The total principal of the note at December 31, 2010 was $850,000.

In connection with the 12% Series 1 Senior Note offering, the Company agreed to file a registration statement with the SEC on Form S-3 by July 31, 2009 (which was filed on July 2, 2009), covering the secondary offering and resale of the Warrant Shares sold in the 12% Senior Note offering.

The Company incurred debt issuance costs of $156,376 and debt discounts of $429,760 in association with the Final Closing of the Series 1 Senior Note including $42,976 and $429,760, respectively, related to the issuance of 54,400 and 544,000 warrants for the purchase of the Company’s common stock at $1.13 per share, issued to brokers and Series 1 Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 1.85%, and (iv) weighted-average expected life of 5 years. The debt issuance costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. Amortization of debt issuance costs was $119,279 and $37,097  for the years ended December 31, 2010 and 2009, respectively. Amortization of debt discount was $327,808 and $101,951 for the years ended December 31, 2010 and 2009, respectively.

On May 4, 2009, the Company conducted a first closing (“First Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,327,250 principal amount of 12% Series 2 Senior Notes and five-year warrants to purchase a total of 2,123,600 shares of the Company’s common stock at $0.98 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was 115% of the five (5) day volume weighted average closing price of the Company’s common stock on NYSE Amex US for the five (5) trading days prior to the date of the First Closing.  In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $331,811, which was recorded as a loss on debt extinguishment.  The total principal of the note at December 31, 2010 was $1,659,061.

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

The Company incurred debt issuance costs of $373,564 and debt discounts of $838,826 in association with the First Closing in May 2009, including $172,012 and $838,826, respectively, related to the issuance of 212,360 and 2,123,600 warrants for the purchase of the Company’s common stock at $0.98 per share, issued to brokers and Senior Note holders, respectively. These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. Amortization of debt issuance costs was $348,276 and $25,288 for the years ended December 31, 2010 and 2009, respectively. Amortization of debt discount was $782,043 and $56,782 for the years ended December 31, 2010 and 2009, respectively.

On June 12, 2009, the Company conducted the second closing (the “Second Closing”) of a private offering under Regulation D for the sale to accredited investors of units consisting of $468,500 principal amount of 12% Series 2 Senior Notes (“Notes”) and five year warrants to purchase a total of 749,600 shares of the Company’s common stock at $1.11 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was to be greater of 115% of the five day weighted average closing prices of the Company’s common stock as reported by NYSE Amex US for the five trading days ended on June 11, 2009.   In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $117,130, which was recorded as a loss on debt extinguishment.  The total principal of the note at December 31, 2010 was $585,630.

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

The Company incurred debt issuance costs of $141,168 and debt discounts of $300,583 in association with the Second Closing in June 2009, including $68,963 and $300,583, respectively, related to the issuance of 74,960 and 749,600 warrants for the purchase of the Company’s common stock at $1.11 per share, issued to brokers and Senior Note holders, respectively . These warrants were valued using the Black-Scholes option pricing model, using the following assumptions: (i) no dividend yield, (ii) weighted-average volatility of 120% (iii) weighted-average risk-free interest rate of 2.03%, and (iv) weighted-average expected life of 5 years. Those debt issuance costs are included in debt issuance costs in the consolidated balance sheet at December 31, 2009. Debt issuance costs and debt discount are being amortized over the life of the debt using the effective interest method. Amortization of debt issuance costs was $128,386 and $12,782 for the years ended December 31, 2010 and 2009, respectively. Amortization of debt discount was $273,366 and $27,215 for the years ended December 31, 2010 and 2009, respectively.

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

First, all of the issuances pursuant to the proposed Debt Exchanges were subject to Shareholder Approval. To that end, the Company filed its initial Preliminary Proxy Statement on Schedule 14A on February 1, 2010; the Company was to obtain the required Stockholder Approval by September 15, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the notes would fall back into default, pursuant to which the note holders could declare the full amount owed on the notes immediately due and payable, if the Company failed to hold the meeting by the required dates.  Once the Company obtained Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement would be convertible into shares of common stock and the holders thereof would waive all current and future defaults under the debt.

Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended.

Third, the issuance of all of the shares of Common Stock to be issued under these Debt Exchanges was subject to NYSE Amex listing approval.

Under the terms of the Debt Exchange agreement, the notes would become convertible once all items above were met.  The number of shares of common stock to be issued to the Note Holder upon conversion shall be an amount equal to the quotient of: the amount of principal sought to be exchanged divided by seventy percent (70%) of the VWAP for the five (5) trading days immediately preceding the date of the exchange request; provided however, in no event shall the exchange price be less than $0.28.

In September 2010, the Company amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. Due to the SEC’s review of the periodic reports that we were required to mail with the proxy statement, seeking the Stockholder Approval, we were unable to hold the related meeting until December 3, 2010.  Our stockholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011.  All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remains in effect and no other consideration is owed to the note holders pursuant to this default. The total for the additional penalty was $888,275 and is included in loss on extinguishment of debt in the accompanying consolidated statements of operations.  As of the date of this filing, we have not received notice from any note holders declaring a default. Any shares of common stock to be issued pursuant to the debt exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

Subsequent to December 31, 2010, principal and interest in the amount of $5,434,052 of the Series 1 and 2 Notes have been exchanged for 13,640,728 shares of the Company’s common stock (see Note 16).

Activity in connection with the Company’s Senior Debt during the year ended December 31, 2010, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value Before Discount at December 31, 2009	$1,077,500	$680,000	$1,327,249	$468,350	$3,553,099
Note increase for debt extinguishment	269,372	170,000	331,812	117,280	888,464
Carrying Value Before Discount at December 31, 2010	1,346,872	850,000	1,659,061	585,630	4,441,563
Discount, net of accumulated amortization, at December 31, 2009	(318,178)	(327,809)	(782,043)	(273,366)	(1,701,396)
Amortization expense for year ended December 31, 2010	318,178	327,809	782,043	273,366	1,701,396
Discount, net of accumulated amortization, at December 31, 2010	-	-	-	-	-
Net Carrying Value at December 31, 2010	$1,346,872	$850,000	$1,659,061	$585,630	$4,441,563

The Bridge Loan Agreement

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “12% Senior Notes”. Interest under the Bridge Loan was set at 12% per annum. However, because the Company did not repay the Bridge Loan as scheduled on or before October 9, 2009, the interest rate was increased to 18% per annum, retroactive to September 10, 2009. Since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the principal of the Bridge Loan $83,000 as of December 31, 2009. Pursuant to the Bridge Loan Agreement, the Company issued to the Lender a two-year warrant to purchase 116,000 shares of the Company’s common stock exercisable at $0.60 per share (the “Two-Year Warrant”). This warrant was valued at $34,800 using the Black-Scholes model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the Bridge Loan Agreement. Under the appropriate accounting guidance, the Company recorded the value of the warrant at its relative fair value and recorded a debt discount. For the years ended December 31, 2010 and 2009, $18,432 and $16,368, respectively, was amortized to interest expense related to this debt discount.

The Company paid cash fees associated with this debt of $34,800, which was recorded as debt issuance costs. For the years ended December 31, 2010 and 2009, the Company recorded interest expense of $34,800, and $0, respectively, related to the debt issuance costs.

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

Pursuant to the Bridge Loan Exchange Agreement, we were required to obtain shareholder approval by September 15, 2010. Since our failure to obtain shareholder approval by September 15, 2010 would subject us to being in default of the Bridge Loan, on September 13, 2010, we sought the Bridge Loan holder’s agreement to instead hold the meeting on or before November 15, 2010. In consideration for their agreement to extend the time in which we must obtain shareholder approval, and waive any defaults related to our failure to hold the meeting by September 15, 2010, we agreed to increase the principal balance of the Bridge Loan by 25% and pay an additional $5,000 in legal fees related to the default. In accordance with relevant accounting guidance, the Company recorded the 25% increase of $57,360 to the principal balance as a loss on extinguishment which is included in the accompanying statement of operations for the year ended December 31, 2010.

On September 14, 2010, the Company recorded a beneficial conversion feature of the principal balance of the note, which resulted in the recording of $140,360 as debt discount and amortization expense of $140,360 as of December 31, 2010. As a result of this agreement, we agreed to issue the holder 592,261 shares (instead of 404,526), which includes interest payments due through December 31, 2010. The issuance of shares pursuant to the amendment is subject to our receipt of NYSE Amex listing approval and Shareholder Approval. The Shareholder Approval was received on December 3, 2010 and the NYSE Amex listing approval was received on January 3, 2011.  The debt balance of $140,360 and accrued interest of $25,474 was converted in January 2011 into 592,261 shares of the Company’s common stock (see Note 16).

As of December 31, 2010, the principal of the Bridge Loan was $140,360 and related accrued interest was $25,474.

Subsequent to December 31, 2010, the total principal and interest of the Bridge Loan has been exchanged for 592,261 shares of the Company’s common stock (see Note 16).

Consulting Agreement

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC ( “Cantone  Asset ”) whereby Cantone Asset  provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of Cantone Asset’s service, the Company agreed to pay monthly consulting fees of $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.60 per share (the “Cantone Warrant”). This warrant was valued at $88,000 using the Black-Scholes option pricing model with a discount rate of 2.38% and a volatility of 0.9727% and recorded as a prepaid asset. During the years ended December 31, 2010 and 2009 the Company recorded amortization expense of $58,667 and $29,333 related to this agreement, respectively, which has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2010 and 2009 the unamortized balance of $0 and $58,667 is included in prepaid consulting.

In March 2010, in an effort to further reduce its cash expenditures, the Company also amended the consulting agreement with Cantone Asset. Under the amended consulting agreement, Cantone Asset agreed to accept shares of the Company’s common stock in lieu of the Cash Consulting Fee and as consideration therefore, the Company agreed to reduce the warrant exercise price of the Cantone Warrants to $0.28 per share (the “Amendment”). Pursuant to the Amendment, and subject to stockholder approval, the Company would issue Cantone Asset an aggregate of 514,286 shares of the Company’s common stock (the “Amendment Shares”), which does not include the shares of common stock underlying the Cantone Warrants. Pursuant to the Amendment, the Company was required to obtain shareholder approval by September 15, 2010.  As previously stated the Company was unable to hold a meeting by such date due to the SEC’s review of the periodic reports that were required to be mailed with the corresponding proxy statement.  Accordingly, the Company sought and obtained Cantone Asset’s agreement to instead hold the shareholder meeting by November 15, 2010; in exchange for which, we agreed to increase the cash fee owed to Cantone Asset by 25% and instead of paying the amount owed in cash we agreed to issue them 642,857 Amendment Shares (the “Extension”), which shall be full and complete payment of all fees owed to Cantone under the Agreement and the Amendment.  Pursuant to the Extension, Cantone Asset also agreed to waive any defaults related to the Company’s failure to hold the shareholder meeting by September 15, 2010.  The shareholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 shareholder meeting and the NYSE Amex approved the shares on January 3, 2011.  The 642,857 amendment shares were issued on January 12, 2011, which represents full and complete payment of all fees owed to Cantone Asset under the Agreement and the Amendment (see Note 16).

Debt Repayment Obligations

All of the Company’s Convertible Debt, Senior Notes, and the Bridge Loan are considered to be short-term debt and to be repaid within the next 12 months.

See also Note 16 — “Subsequent Events” for further information regarding certain debt obligations.

NOTE 9 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverage, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $85,000 and $227,000 are included in accrued salaries and wages and $0 and $86,000 are included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company paid approximately $282,700 under this arrangement to the Company’s former CEO.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and manufacturing space under an operating lease agreement that expired on December 1, 2010.  The lease required monthly lease payments of $6,944.  The lease was extended to August 31, 2011.

Rent expense under non-cancelable leases was approximately $90,000 and $83,000 for the years ended December 31, 2010 and 2009, respectively.

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

On June 11, 2010, Hudson Bay Fund, L.P. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to the Company’s April 8, 2010 Convertible Promissory Notes. The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. The Company noted this Trigger Event and recorded in its accompanying financial statements the increase of principal. Moreover, the claim alleged that an additional Trigger Event occurred because the Company did not cure the first Trigger Event within five trading days. As a result to the Second Trigger Event, Hudson Bay alleges that the outstanding balance of the Note should be immediately increased by an additional 125%. The Company does not agree with Hudson Bay’s second allegation. As the final outcome is not determinable, no accrual or loss relating to the second allegation is reflected in the accompanying consolidated financial statements.  On January 21, 2011, Hudson agreed to exchange the Hudson Notes for an aggregate of 1,140,357 shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of the exchange, such notes are no longer outstanding, and the Company and Hudson accordingly agreed to execute and file an order dismissing the June 11, 2010 complaint, with prejudice. The dismissal order was filed on January 21, 2011.

On December 10, 2010, Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) filed a complaint against us regarding the warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting.  The Plaintiffs believe that the effective price of the Notes we issued pursuant to the 2010 Note Financing is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO. The Plaintiffs amended their complaint to allege that the issuance of shares to two of our other note holders in settlement of a lawsuit with such note holders also triggered their anti-dilution rights.  Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting.  We do not agree with any of the Plaintiffs claims and intend to defend the case vigorously.  If the Plaintiffs prevail, they may be entitled to exercise their warrants for up to 21,800,000 shares of our common stock and the court may award them cash damages, which at this time, have not yet been established or calculated.

To date, we have expended a large amount of cash and time on this lawsuit and numerous depositions have been scheduled.  Considering the potential outcome of this lawsuit and attorneys fees associated with litigating same, management believed it to be in the company and our shareholders’ best interest to settle this lawsuit. Accordingly, on May 10, 2011 we entered into a settlement agreement with the Plaintiffs, which was amended on May 24, 2011. (See Note 16).

On December 1, 2010, the two note holders with whom we entered into the October 14, 2010 forbearance agreement, in lieu of the extension letter agreement we entered into with our other 2010 Note Financing note holders, submitted a letter stating that we defaulted on the  Forbearance Agreement since we did not have the shareholder meeting on November 15, 2010.  These two holders claim that because we did not hold the meeting on November 15, 2010, the Forbearance Agreement then allows them to seek all recourse available under the terms of the original note and the Forbearance Agreement specifically asserts that only one trigger event occurred and that they are therefore entitled to an additional 25% increase in their note balance.  The Company is negotiating a settlement. Until an agreement is reached the balance of the notes has been increased by 25% totaling $882,552.

On March 11, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by misrepresenting the relationship between us and third parties in the Company's clinical studies of its Onko-Sure® test kits. The Company believes there is no basis to the suit filed by The Rosen Law Firm and it has been fully transparent in its relationship with third parties.

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

NOTE 11 — SHARE-BASED COMPENSATION

The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors.  The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant.  The exercise price per share under the non-qualified stock option plan shall not be less than 85% - 100% of the fair market value per share on the date of grant.  All options granted under the plans through December 31, 2010 had an exercise price equal to the fair market value at the date of grant.  The expiration date of options granted under any of the plans may not exceed 10 years from the date of grant.

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”).  The Company can grant options for the purchase of up to 400,000 shares of the Company’s common stock under the 1999 Plan.  The 1999 Plan terminated on June 30, 2009, after which grants cannot be made from the 1999 Plan.  All options vest upon grant and expire five years from the date of grant.  As of December 31, 2010, 60,001 options at a weighted average exercise price of $1.98 per share were outstanding under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The Company can grant options for the purchase of up to 200,000 shares of the Company’s common stock under the 2002 Plan. All options granted vest upon grant and expire five years from the date of grant. As of December 31, 2010, there were no options outstanding under the 2002 Plan. The Company had 39,237 options available for grant under the 2002 Plan at December 31, 2010.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”).  The Company can grant options for the purchase of up to 480,000 shares of the Company’s common stock under the 2004 Plan.  The Company had 359,000 options available for grant under the 2004 Plan at December 31, 2010 and 86,000 options at a weighted average exercise price of $0.75 per share were outstanding under the 2004 Plan.  These options vested immediately and expire in 2011.

On March 14, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”).  The Company can grant options for the purchase of up to 1,000,000 shares of the Company’s common stock under the 2006 Plan.  Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the Board of Directors.  Options granted under the 2006 Plan have generally vested upon grant.  As of December 31, 2010, 817,000 options at a weighted average exercise price of $2.17 per share were outstanding under the 2006 Plan.  The Company had 143,000 options available for grant under the 2006 Plan at December 31, 2010.

On September 7, 2006, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”).  The Company can grant options for the purchase of up to 1,500,000 shares of the Company’s common stock under the 2007 Plan.  Vesting of grants under the 2007 Plan is determined at the discretion of the Compensation Committee of the Board of Directors.  Options granted under the 2007 Plan generally vest ratably over 24 months.  As of December 31, 2010, 815,000 options at a weighted average exercise price of $1.74 per share were outstanding under the 2007 Plan.  The Company had 665,000 options available for grant under the 2007 Plan at December 31, 2010.

On December 3, 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the grant to employees, including executive officers, of restricted common stock, as well as cash or other share-based awards and other benefits. A maximum of 6,000,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of the Company’s common then outstanding or (y) 1,000,000. The maximum number of shares of common stock that may be subject to stock awards granted to any one participant during any single year period is 3,000,000.  Vesting of grants under the 2010 Plan is determined at the discretion of the Compensation Committee of the Board of Directors.  Options granted under the 2010 Plan generally vest immediately upon grant.  As of December 31, 2010, 5,590,000 options at a weighted average exercise price of $0.39 per share were outstanding under the 2010 Plan.  The Company had 410,000 options available for grant under the 2010 Plan at December 31, 2010.

Summary of Assumptions and Activity

The fair value of option awards to employees, directors and consultants are calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options.  The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected volatility is based on the historical volatility of the Company’s stock price.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term on the date of the grant.  The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is zero.  These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

No options were granted during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company granted 5,590,000 options to employees, directors, and outside consultants which vested immediately upon grant.  The Company used the Black-Scholes option pricing model to value the options.  The options were valued at $1,844,700 on December 3, 2010, the date of grant.  The Company used the following assumptions in valuing the options on the grant date:

Annual dividend yield	-
Expected life (years)	5
Risk-free interest rate	1.59%
Expected volatility	128%

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. ASC 718-10 requires estimates of forfeitures of unvested options at the time of grant. Estimated forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for 2010 and 2009 was 0%, as options generally vest upon grant.

During September 2009, the Company modified various employee stock options to change the exercise price to $0.75. For the fully vested options, this modification resulted in $129,360 of expense recorded during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company recorded $173,758 as additional expense related to the remaining vested employee and director stock options.

Employee and director stock-based compensation expense for the years ended December 31, 2010 and 2009, including expense related to the modification of options upon the retirement of our former Chief Executive Officer, as described above, was $2,018,458 and $795,983, respectively. Share-based compensation related to employee and director stock options under ASC 718-10 is included in selling, general and administrative expense. There was no unrecognized share-based compensation expense at December 31, 2010 related to employee and director stock options.

The following is a status of all stock options outstanding at December 31, 2010 and 2009 and the changes during the years then ended:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding and exercisable, beginning of year	1,858,001	$1.85	2,757,001	$2.56
Granted	5,590,000	0.39	-	-
Expired/forfeited	(80,000)	0.75	(899,000)	3.88
Outstanding and expected to vest, end of year(1)	7,368,001	$0.75	1,858,001	$1.90
Vested and exercisable, end of year	7,368,001	$0.75	1,753,626	$1.91

(1)	Includes the re-pricing in 2009 of 1,129,000 options from exercise prices ranging from $2.85 - $4.65 to a modified exercise price of $0.75

There were no options exercised in 2010 or 2009.  The aggregate intrinsic value of options outstanding at December 31, 2010 and 2009, considering only options with positive intrinsic values and based on the closing stock price, was $1,591,375 and $0, respectively.  The weighted-average remaining contractual term of outstanding and exercisable options at December 31, 2010 and 2009 was 4.10 and 2.49 years, respectively.

NOTE 12 — STOCK WARRANTS

The Company issues warrants pursuant to debt financings, consulting, and service agreements.

In January 2009, the Company issued five-year warrants to purchase 544,000 shares of the Company’s common stock at $0.98 per share in connection with the second closing of the Senior Note financing of a private offering of the Company’s common stock.   Warrants to purchase an additional 54,400 shares of the Company’s stock at $1.13 per share were issued to the private placement agent (see Note 8).

On May 4, 2009, the Company issued five-year warrants to purchase 2,123,600 shares of the Company’s common stock at $0.98 per share in connection with the “First Closing” of a private offering of the Company’s common stock.   Warrants to purchase an additional 212,360 shares of the Company’s stock at $0.98 per share were issued to the private placement agent (see Note 8).

On June 12, 2009, the Company issued five-year warrants to purchase 749,600 shares of the Company’s common stock at $1.11 per share in connection with the “Second Closing” of a private offering of the Company’s common stock.   Warrants to purchase an additional the 74,960 shares of the Company’s stock at $1.11 per share were issued to the private placement agent (see Note 8).

On August 24, 2009, the Company issued five year warrants to purchase 403,621 shares of the Company’s common stock at $0.66 per share in connection with the issue of convertible debt which were valued and accounted for upon the issuance of the related convertible debt in 2008 (see Note 8).

On September 10, 2009, the Company issued a two-year warrant to purchase 116,000 shares of the Company’s common stock, exercisable at $0.60 per share, pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, to the Lender (see Note 8).  This warrant was valued at $34,800 using the Black-Scholes option pricing model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the Bridge Loan Agreement. Under the appropriate accounting guidance, the Company recorded the value of the warrant at its relative fair value and recorded a debt discount.

On September 10, 2009, the Company issued to a onsultant, in connection with the Bridge Loan Agreement, a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.60 per share (see Note 8).  The warrant was valued at $88,000 using the Black-Scholes option pricing model with a discount rate of 2.38% and a volatility of 0.9727% and recorded as a prepaid asset. During the years ended December 31, 2010 and 2009 the Company recorded amortization expense of $58,667 and $29,333 related to this agreement, respectively,

On September 15, 2009, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock, $0.001 par value per share, at an exercise price of $0.65 per share, subject to certain anti-dilution adjustments, in connection with a promissory note (see Note 8). The warrants expire five years from the date of grant.

 On November 30, 2009, in connection with the closing of the 2009 Registered Direct Offering (“RDO”) of shares of common stock and warrants, the Company issued warrants to purchase 1,710,429 shares of its common stock to the purchasers in that offering at an initial exercise price of $1.25 per share, subject to adjustment as provided in the warrant (see Note 13).  In December 2010, the Company issued additional warrants pursuant to the anti-dilution provisions of the RDO warrants.  Accordingly, the exercise price of such warrants was reduced to $0.28 and the number of warrants was increased by 5,697,513 for an aggregate total of 7,342,156 shares.

In connection with the First, Second, Third, and Fourth Closing of the convertible note purchase agreements effective March 22, 2010, April 8, 2010, April 13, 2010 and April 26, 2010, (see Note 8 for further information), the Company issued warrants to purchase up to 13,148,668 shares of the Company’s common stock at a minimum exercise price at issuance date ranging between $0.28 and $0.89 per share subject to adjustment as provided in the warrant.

In May 2010, the Company entered into separate arrangements with the former 2008 Convertible Debt holders to issue additional warrants to purchase 1,114,658 additional shares of the Company’s common stock (see Note 8 for further information) and a modification of the exercise price ranging from $1.13 to $1.64.

On May 27, 2010, the Company granted a four-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.23 per share to be earned over a 2 year period. The warrants were valued using the Black-Scholes option pricing model using an expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and a zero dividend rate. As a result of the valuation, the Company recorded $400,000 as prepaid consulting and amortized $116,669 as of December 31, 2010.

During the year ended December 31, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 Shares of the Company’s common stock. All warrants exercised during the year ended December 31, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

During the year ended December 31, 2010, note holder of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 748,000 shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $0.98 and $1.11 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 before commission of approximately $62,312. The aggregate intrinsic value of the warrants exercised was $486,200.

In October 2010, five holders of warrants issued in connection with the September 2008 convertible notes (see Note 8) exercised warrants to purchase an aggregate of 105,856 shares of the Company’s common stock. As a result of private negotiations during October 2010, we re-priced these warrants held by 5 of the investors to $0.52 per share.  The original price of the warrants that were re-priced was $3.68, $4.74 and $2.69.  The remaining unexercised warrants remain exercisable at their original exercise price as set forth above.  The total gross proceeds from the exercise of warrants by the 2008 convertible note holders were $55,045. The aggregate intrinsic value of the warrants exercised was $8,468.

In October 2010, the note holder of the warrants issued in connection with the First Closing of convertible notes (see Note 8) exercised warrants to purchase 1,100,000 shares of the Company’s common stock. The warrants were exercised using the cashless-exercise option of the warrants.

The following represents a summary of the warrants outstanding at December 31, 2010 and 2009 and changes during the years then ended:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding and exercisable, beginning of year	10,393,287	$1.66	5,252,699	$3.38
Granted	20,360,839	0.42	6,688,970	1.02
Expired/forfeited	(1,161,585)	3.68	(1,548,382)	2.85
Exercised	(2,453,856)	0.48	-	-
Outstanding and exercisable, end of year	27,138,685	$0.74	10,393,287	$1.66

The following table summarizes information about warrants outstanding at December 31, 2010:

Exercise Price	Number of Warrant Shares (1)	Weighted Average Remaining Contractual Life (Years)
$0.28 - $0.38	19,289,603	4.91
$0.60 - $0.98	2,533,430	3.34
$1.00 - $1.18	2,536,620	3.29
$1.20 - $1.25	542,181	3.66
$1.33 - $1.39	225,937	4.38
$1.48 - $1.64	522,238	4.38
$2.69	172,357	2.71
$4.74	1,316,319	1.00
	27,138,685

(1)	Includes certain warrants which can be exercised for no consideration under the cashless exercise provisions as defined in the warrant agreements (see Note 8).

The outstanding warrants at December 31, 2010 and 2009 are held by consultants and other service providers, stockholders, and current and former note-holders and are immediately exercisable.

NOTE 13 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 25,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities as the board of directors may determine.  During the periods presented, the Company had no shares of preferred stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, $0.001 par value.

The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”), which consisted of the issuance of common stock or debt and equity securities that are convertible or exercisable into shares of our common stock.

Common Stock Issued for Services

On February 5, 2008, the Board of Directors authorized the issuance of 300,000 shares of common stock to LWP1 pursuant to a consulting agreement dated February 3, 2008 for financial advisory services to be provided from February 3, 2008 through June 4, 2009. The shares were issuable in two increments of 150,000. The shares vested over a fifteen month period and were being valued monthly as the shares are earned based on the trading price of the common stock on the monthly anniversary date. In accordance with FASB ASC 505-50, the shares issued were periodically valued through the vesting period. Shares vested under the agreement were 80,000 and 220,000 during the years ended December 31, 2009 and 2008, respectively. The Company recorded general and administrative expense of $71,600 and $527,801 related to the agreement during the same years then ended.

On January 7, 2009, the Company granted 120,000 shares of common stock to the Company’s independent directors, subject to stockholder approval. The grant of the 120,000 shares is based on performance through 2008. During the quarter ended September 30, 2009 the Company’s stockholders approved this grant of common stock to the Company’s independent directors and approximately $72,000 in expense has been recorded based on the stock price at August 21, 2009 (date in which approval was obtained) in the accompanying consolidated statement of operations for the year ended December 31, 2009.

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services, vesting over a period of 24 months.  During the years ended December 31, 2010 and 2009, 200,001 and 183,326 shares were vested, respectively, with 16,676 shares remain to be vested in the year ended December 31, 2011. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the years ended December 31, 2010 and 2009, the Company recorded general and administrative expense of $137,644 and $128,162, respectively, related to the agreement.

On March 31, 2009, the Company issued 12,500 shares of the Company’s common stock to a consultant for investor relations services. The Company recorded $10,126 of expense during the year ended December 31, 2009 with respect to the shares issued, based on the value of the stock at the date the shares were earned.

On May 28, 2009, the Company entered into a Settlement Agreement and Release with Strategic Growth International Inc. (“SGI”), a consultant who provided investor relations services. Under the SGI Settlement Agreement and Release, the Company agreed to issue 56,000 shares of the Company’s common stock to SGI, which shares were subject to listing approval by the NYSE Amex US. These shares were approved on August 27, 2009. In lieu of cash payment for amount due of $56,089 for services rendered, the Company issued these shares based on the approval date valued at $35,280 and recorded a gain in the amount of $20,809 in the accompanying consolidated statement of operations for the year ended December 31, 2009.

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

In September 2009, some holders of the 2008 Convertible Debt elected to convert principal under the terms of the agreement into common stock. This conversion resulted in the issuance of 807,243 shares of common stock and 403,621 warrants with an exercise price of $0.66 (see Note 8).

On September 22, 2009, the Company entered into an agreement with Lyons Consulting for investor relations services through September 2010.  The Company granted Lyons Consulting 200,000 restricted shares of the Company’s common stock in exchange for services.  In accordance with FASB ASC 505-50, the shares issued are periodically valued through the vesting period. The shares were approved by the NYSE Amex US on December 10, 2009.  During the years ended December 31, 2010 and 2009 100,000 and 100,000 shares were earned.  The Company recorded $74,500 and $27,000 related to the vested shares during the years ended December 31, 2010 and 2009, respectively.

On September 29, 2009, the Company entered into an Agreement regarding the Cancellation of Indebtedness with SOX Solutions.  The Company agreed to issue 67,800 shares of the Company’s common stock to SOX Solutions, which shares were subject to listing approval by the NYSE Amex US.  The shares were issued on December 10, 2009 and valued at $0.29 per share. As a result of the reclassification, the Company recorded a gain on settlement of $26,442 which is included in other expense, net in the accompanying consolidated statements of operation for the year ended December 31, 2009.

On November 11, 2009, the Company entered into an agreement with First International Capital Group, Ltd., to provide investor relations services. In connection with the agreement, the Company issued a total of 900,000 shares of the Company’s common stock. The service term was six months (commencing November 24, 2009 and ending May 25, 2010). The value of the common shares using the stock price on date of commencement was $0.24 per share. The total value of $360,000 was recorded as prepaid consulting expense and was amortized over the service period of six months. During the years ended December 31, 2010 and 2009, the Company amortized $300,000 and $60,000, respectively, as general administrative expenses related to this agreement.

On January 7, 2010, the Company entered into an agreement for the issuance of 100,000 shares of common stock to Boston Financial Partners for financial advisory services to be provided for the period January 1, 2010 through July 1, 2010. The shares vest ratably over the seven month period. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received in April 8, 2010. Therefore, the shares for compensation were measured and recorded on the date the Company received NYSE Amex approval and the Company recorded prepaid consulting of $71,000 related to the agreement. The shares were amortized to expense over the service period during the year ended December 31, 2010.

On January 13, 2010, the Company entered into an agreement with B&D Consulting for investor relations services through June 13, 2010. The Company granted B&D Consulting 200,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The shares were earned during the year ended December 31, 2010, and the Company recorded general and administrative expense of $108,000 related to the agreement.

On January 13, 2010, the Company entered into an agreement with Catawaba LTD (“Catawaba”) for investor relations services through September 13, 2010. The Company granted Catawaba 900,000 shares of the Company’s common stock in exchange for services which were valued at $288,000 and was recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, the Company amortized $288,000 related to the consulting agreement, as general and administrative expenses related to the agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $85,200 as prepaid consulting expenses for the initial 120,000 shares that were to be vested over three months and the remaining shares were expensed when earned. During the year ended December 31, 2010, 470,667 shares were earned with 9,333 shares to be earned in the subsequent period.  The Company recorded general and administrative expense of $352,440 during the year ended December 31, 2010 related to the agreement.

On February 9, 2010, the Company entered into an agreement for the issuance of 900,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vested over a ten month period as follows: 450,000 on February 9, 2010 and 50,000 each month thereafter, through the vesting term. The issuance of the shares was contingent upon NYSE Amex approval. NYSE Amex Approval was received on April 8, 2010.  In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $319,500 as prepaid consulting expenses for the initial 450,000 shares that were to be vested over three months and the remaining shares were expensed when earned. During the year ended December 31, 2010, all 900,000 shares were earned.  The Company recorded general and administrative expense of $670,333 during the year ended December 31, 2010 related to the agreement.

On February 22, 2010, the Company agreed to issue 160,714 shares of common stock to settle an unpaid invoice in the amount of $45,000 of accounts payable through the date of the agreement, subject to NYSE Amex Approval. NYSE Amex approval was received on April 8, 2010 and the Company recorded the common stock issuance of $45,000 based on stock price on such date.

On March 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The issuance of the shares was contingent upon NYSE Amex approval. NYSE Amex approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.  The Company recorded $127,800 as prepaid consulting expenses for the initial 180,000 shares that were to be vested over three months and the remaining shares were expensed when earned. During the year ended December 31, 2010, 646,000 shares were earned with 74,000 shares to be earned in the subsequent period.  The Company recorded general and administrative expense of $472,260 during the year ended December 31, 2010 related to the agreement.

On April 13, 2010, the Company entered into an agreement with Lyons Consulting for investor relation services through October 2010.  The Company granted Lyons Consulting 200,000 shares of the Company’s common stock in exchange for services.  The shares were approved by the NYSE Amex US on October 15, 2010, at which time the Company valued the shares at $0.66 per share. The Company recorded general and administrative expense of $132,000 during the year ended December 31, 2010 related to the agreement.

On May 10, 2010, the Company entered into an agreement with Uptick Marketing for marketing services through August 2010.  The Company granted Uptick Marketing 250,000 shares of the Company’s common stock in exchange for services.  The shares were approved by the NYSE Amex US on October 15, 2010, at which time the Company valued the shares at $0.66 per share. The Company recorded general and administrative expense of $165,000 during the year ended December 31, 2010 related to the agreement.

On August 1, 2010, the Company entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011.  The Company granted Catawaba 200,000 shares of its common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares and were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, the Company amortized $43,333 related to the consulting agreement.  As of December 31, 2010, $34,667 remains unamortized as prepaid consulting fees.

On August 1, 2010, the Company entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. The Company granted First International 200,000 shares of its common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, the Company amortized $65,000 related to the consulting agreement.  As of December 31, 2010, $13,000 remains unamortized as prepaid consulting fees.

On August 1, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex approval was received on December 3, 2010.  During the year ended December 31, 2010, 200,000 shares were earned with 280,000 shares to be earned in the subsequent period.  The Company recorded general and administrative expense of $78,000 during the year ended December 31, 2010 related to the agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex approval was received on December 3, 2010. During the year ended December 31, 2010, 300,000 shares were earned with 420,000 shares to be earned in the subsequent period.  The Company recorded general and administrative expense of $90,000 during the year ended December 31, 2010 related to the agreement.

Shares Issued in Connection with Conversion of Debt

During the year ended December 31, 2010, certain 2008 Convertible Debt holders converted their note balance and accrued interest balances of $1,709,738 into 1,439,365 shares of our common stock (see Note 8).

During the year ended December 31, 2010, St. George converted 100% of its note balance and accrued interest of $666,390 and $52,916, respectively into 2,568,951 shares of our common stock (see Note 8).

During the year ended December 31, 2010, ISP Holdings converted an aggregate of $1,862,485 of their Note balance into 3,721,000 shares of the Company’s common stock (see Note 8).

Shares Issued in Connection with Warrant Exercises and Financing Arrangements

On October 23, 2009, the Company entered into a Trigger Event Agreement with St. George Investments, LLC. Under the Trigger Event Agreement, the Company agreed to issue 250,000 shares of common stock to St. George Investments, LLC. The shares were subject to listing approval by the NYSE Amex US. The shares were issued on December 12, 2009 and valued at $0.29 per share. The Company recorded the issuance as interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.

On November 30, 2009, the Company entered into a securities purchase agreement with Alpha Capital Group and Whalehaven Capital Funds. The Company issued 1,860,714 and 1,428,571 shares of the Company’s common stock to Alpha Capital Group and Whalehaven Capital Funds, respectively. The stock price of the common shares issued was valued at $0.28 per share with aggregate proceeds of $812,320, which is net of direct offering costs of $108,680. In connection with the securities purchase agreement, the Company also issued 6.5 year warrants, which represents 50% of the common stock issuances. As a result, the Company issued warrants to purchase 930,357 and 714,286 of the Company’s common stock, $0.001 par value per share, at an exercise price of $1.25 per share to Alpha Capital Group and Whalehaven Capital Funds, respectively, subject to certain anti-dilution adjustments. The terms associated with the conversion feature and the reset of the exercise price of the warrants resulted in classifying these instruments as derivative liabilities (see Note 1). On the date of issuance, the Company recorded a derivative liability of $509,839.  The derivative was revalued at December 31, 2009, which resulted in a change in fair value of the derivative liability. In connection with the revaluation, the Company recorded a gain of $197,357 in change in fair value of derivative liabilities in the accompanying consolidated statement of operations.

During the year ended December 31, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. All warrants exercised during the year ended December 31, 2010 by St. George were at $0.28 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

During the year ended December 31, 2010, note holders of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 748,000 shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $0.98 and $1.11 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 before commission of approximately $62,312. The aggregate intrinsic value of the warrants exercised was $486,200.

In October 2010, five holders of warrants issued in connection with the September 2008 convertible notes (see Note 8) exercised warrants to purchase an aggregate of 105,856 shares of the Company’s common stock. The warrants were exercised at the re-priced amount of $0.52 per share (see note 12). The total gross proceeds from the exercise of warrants by the 2008 convertible note holders were $55,045. The aggregate intrinsic value of the warrants exercised was $8,468.

In October 2010, ISP Holdings exercised 1,100,000 warrants into the same number of our common shares through a cashless exercise. All of these shares were previously approved by NYSE Amex for issuance.  The aggregate intrinsic value of the warrants exercised was $0.

NOTE 14 — SEGMENT REPORTING

After the deconsolidation of JPI on September 29, 2009, the Company has one reportable segment, Corporate, which is comprised of the In-vitro diagnostics busienss and the Company’s CIT technology.

Prior to the deconsolidation, for the year ended December 31, 2009, the Company had two reportable segments: (i) China, which consists of manufacturing and wholesale distribution of pharmaceutical and cosmetic products to distributors, hospitals, clinics and similar institutional entities in China, and (ii) Corporate.
The following table presents net revenues by geographic region for the corporate reportable segment for the years ended December 31, 2010 and 2009:

	For the year ended		For the year ended
	December 31, 2010		December 31, 2009
	Sales Amount	Percentage	Sales Amount	Percentage
Net revenues in the U.S.	$142,452	61.5%	$52,335	33.0%

Net revenues outside of the U.S.	$89,210	38.5%	$105,682	67.0%
	$231,662	100.0%	$158,017	100.0%

The following is information for the Company’s reportable segments for the year ended December 31, 2009:

	China	Corporate	Total
Net revenue	$8,469,952	$158,017	$8,627,969
Gross profit	$3,147,110	$120,346	$3,267,456
Depreciation and amortization	$888,589	$207,182	$1,095,771
Interest expense	$173,335	$2,423,271	$2,596,606
Loss before discontinued operations	$(1,409,120)	$(11,052,783)	$(12,461,903)
Capital expenditures	$1,447,356	$296,709	$1,744,065

NOTE 15 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, Minghui (“Henry”) Jia, a member of our board of directors, paid for certain JPI expenses, totaling   approximately $120,000 for which we reimbursed him.

NOTE 16 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the consolidated financial statements were issued.  Except as disclosed below, there are no reportable subsequent events.

On January 3, 2011, the shares underlying the Exchange Agreement with the Senior Note holders and the Bridge Loan were approved by the NYSE Amex (see Note 8) and these notes became convertible into the Company’s common stock.  In addition, the exercise prices of the warrants associated with the Senior Notes, the Cantone Consulting Agreement, Bridge Loan, and warrants to placement agents were reduced to $0.28 (see Note 8).  The Company recorded $437,726 in interest expense related to the modification of the warrant price.

On January 21, 2011, in relation to the legal proceedings with Hudson (see Note 10), Hudson agreed to exchange the full balance of the Hudson Notes of $318,607 representing $297,481 of principal and $21,126 of interest, for an aggregate of 1,140,357 shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of the exchange, such notes are no longer outstanding, and the Company and Hudson accordingly agreed to execute and file an order dismissing the June 11, 2010 complaint, with prejudice. The dismissal order was filed on January 25, 2011 and the complaint dismissed.

In January 2011, three warrant holders exercised their warrants to purchase 400,000 shares of the Company’s common stock for $112,000.

On January 12, 2011, the Company issued 642,857 shares to Cantone Asset Management in payment of all fees owed to them for consulting services (see note 8).

On February 2, 2011, JPI received $900,000 in bridge financing (“JPI Bridge Debentures”), which will be used to underwrite legal and accounting expenses associated with the anticipated merger transaction and reverse merger process.  The JPI Bridge Debentures agreement provides a provision whereby in the event JPI does not complete a reverse merger or other event which results in JPI’s stock becoming publicly traded on a U.S. equity market  within one (1) year after the closing of the offering (the “Going Public Deadline”), then the JPI Bridge Debentures shall be exchanged for common shares of our company at a conversion price of $0.28 per share (the “RPC Conversion Price”) unless a majority of the holders of the JPI Bridge Debentures consent in writing to an extension of the Going Public Deadline; provided, however, that the Going Public Deadline shall not be extended for more than six months in total.  The RPC Conversion Price shall be subject to full ratchet anti-dilution protection.

As of May 20, 2011, approximately 96% of the convertible note holders converted a total of $22,523,241 of principal and $2,059,121of accrued interest into 60,064,210 shares of the Company’s common stock.  As of the date of this filing, the principal balance of the convertible notes, not including the January 2011 Notes, is $983,617.   The following table summarizes the conversion of the notes:

Debt	Principal Balance @ 12/31/10	Interest Accrued to Date of Conversion or end of period	Principal Conversion Amount	Interest Conversion Amount	Principal Balance Due	Interest Balance Due	Pre- payment Penalties and Other Fees Added and Converted	% Con-verted	Number of Shares Issued
2008 Convertible 10%	$363,942	$63,338	$(317,500)	$(53,555)	$46,442	$9,783	$-	87%	476,692

2010 Financings:
1st Close	472,937	46,844	(372,070)	-	100,866	46,844	-	79%	520,000
2nd Close	9,638,808	711,096	(9,437,354)	(594,104)	201,453	116,991	126,495	98%	27,686,358
3rd Close	7,283,971	477,278	(6,705,365)	(257,207)	578,606	220,071	-	92%	14,505,363
4th Close	1,165,278	85,721	(1,165,278)	(80,042)	-	5,679	-	100%	2,642,809
	18,560,994	1,320,939	(17,680,067)	(931,353)	880,925	389,585	126,495	95%

Senior Note Series 1	2,196,875	552,328	(2,196,875)	(552,328)	-	-	-	100%	5,931,529
Senior Note Series 2	2,244,688	513,915	(2,188,438)	(496,411)	56,250	17,504	97,781	97%	7,709,199
	4,441,563	1,066,243	(4,385,313)	(1,048,739)	56,250	17,504	97,781	99%

Bridge Note	140,360	25,474	(140,360)	(25,474)	-	-	(140,360)	100%	592,261

Total Convertible Debt	$23,506,859	$2,475,994	$(22,523,240)	$(2,059,121)	$983,617	$416,872	$83,916	96%	60,064,210

In addition, holders of warrants issued in connection with the convertible debt exercised an aggregate of 17,517,302 warrants, representing approximately 90% of the related outstanding warrants using the cashless exercise provision.  The Company issued 20,379,654 shares of its common stock in exchange for the warrants.  The effective exercise price for these warrants ranged from $0.00 and $1.60 per share.

In April 2011, the Company entered into a series of Exchange Agreements whereby the outstanding balances of several of the Convertible Notes, including prepayment penalties ,were exchanged for shares of the Company’s common stock and therefore such Convertible Notes are no longer due and owing.  The prepayment penalties of $209,274 were recorded as an extinguishment of debt.  In addition, $15,000 of legal expenses was incurred and was included in the total amount converted.  In aggregate, a total of $1,295,717 of principal, interest, prepayment penalties, and legal fees was converted into 3,915,735 shares of the Company’s common stock (and are included in the above table).

Since all of the shares issuable pursuant to the Debt Exchange Agreement for the Series 1 and Series 2 Senior Notes are currently eligible for resale pursuant to Rule 144, the Company is seeking the Series 1 and 2 note holders’ waiver of the registration rights included in such agreement.

On May 5, 2011, the Company issued 80,000 shares of its common stock as compensation to its two new board members.  The stock was valued at $30,400.

Accordingly, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs, which was amended on May 23, 2011.  Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required.  Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex have previously approved for issuance to the Plaintiffs.

To account for the time it may take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes shall be delivered upon Court Approval; they bear 8% interest and mature 4 months after issuance.  We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes.  As amended, Plaintiffs maintain the right to convert the note into shares of our common stock at a pre-determined formula as set forth in the notes, which is subject to adjustment although no shares shall be issued until we have NYSE Amex or shareholder approval of same, if required.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued. Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.

Pursuant to the Settlement Agreement, we agreed to pay Plaintiffs’ attorney fees of $75,000.  Once the initial shares and promissory note are issued, the parties shall file a Stipulation of Discontinuance of the lawsuit with the relevant court. The Plaintiffs shall return all outstanding warrants to us if the note is paid in full on the maturity date.

January 2011 Notes

On January 30, 2011, the Company entered into a securities purchase agreement with 5 accredited investors in a private equity financing of $8,437,500 and received approximately $7,500,000 in gross proceeds pursuant to the sale of convertible notes pursuant to the securities purchase agreement.  Net proceeds from the financing were approximately $6,820,000.  In connection with the closing of the transactions, the Company issued Convertible Promissory Notes in the aggregate principal amount of $8,437,500 (the “January 2011 Notes”), at a purchase price of $888.88 for each $1,000 of principal amount of Notes, which are initially convertible into an aggregate of 14,062,500 shares of the Company’s common stock (“2011 Note Shares”) to the Investors.  The Investors also received: (i) Series A Warrants (“Series A Warrants”) to purchase an aggregate of 14,062,500 shares of our common stock  (“Series A Warrant Shares”) at an initial exercise price of $0.67 per share and (ii) Series B Warrants (“Series B Warrants,” together with the Series A Warrant, the Warrants’) to purchase an aggregate of 7,031,250 shares of our common stock (the “Series B Warrant Shares,” together with the Series A Warrant Shares, the “Warrant Shares”) at an initial exercise price of $0.8175  per share for their investment.  Each of the Warrants has a term of five (5) years from the date the Warrants are initially exercisable.

Pursuant to the terms of the securities purchase agreement, the Company is required to have a shareholder meeting no later than April 30, 2011 seeking shareholder approval for (a) the issuance of all January 2011 Note Shares and Warrant Shares without any restrictions or limitations pursuant to the NYSE Amex and (b) an increase in the Company’s authorized shares of common stock to 400,000,000 (“Shareholder Approval”).  Prior to obtaining Shareholder Approval the Company is required to reserve that number of shares of its common stock which represents 100% of the January 2011 Notes Shares and the Series A Warrant Shares; after obtaining Shareholder Approval, the Company is required to reserve that number of shares of its common stock which represents 130% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. Failure to obtain Shareholder Approval by the required dates constitutes an event of default under the Notes.

Pursuant to the securities purchase agreement and January 2011 Notes, for so long as any Notes or Warrants remain outstanding, the Company cannot issue or sell any rights, warrants or options to subscribe for or purchase shares of its common stock or directly or indirectly convertible into or exchangeable or exercisable for shares of its common stock at a price which varies or may vary with the market price of its common stock, including by way of one or more reset(s) to any fixed price unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable conversion price of the Notes or the then applicable exercise price of the Warrants.  For so long as any January 2011 Notes or Warrants are outstanding, unless or until the Company has received Shareholder Approval, the Company shall not take any action if the effect of such action would be to cause the exercise price of the Warrants or the conversion price of the 2011 Notes to be reduced or to cause the number of 2011 Note Shares or Warrant Shares to be increased.  For so long as any January 2011 Notes are outstanding, neither the Company nor our subsidiaries shall incur any debt, other than trade payables incurred in the ordinary course of business consistent with past practice, certain unsecured indebtedness incurred by the Company that is made expressly subordinate to the Notes, and in connection with certain scheduled transactions contemplated by our subsidiaries.

The January 2011 Notes mature on December 1, 2011 and are convertible at any time at the Buyers’ option; however the January 2011 Notes cannot be converted if such conversion would result in a Buyer beneficially owning more than 4.99% of the Company’s outstanding common stock.  The Company is required to pay a certain portion of the January 2011 Note (“Installment Amount”) back on the first day of each month during the term of the January 2011 Note, beginning on March 1, 2011, and the Company has the option to pay the Installment Amount in shares of its common stock, if certain conditions as set forth in the Note are met, in cash or in any combination of shares of its common stock and cash.  The Installment Amount for each January 2011 Note is equal to the lesser of (A) the product of (i) $843,750 multiplied by (ii) a Buyer’s pro rata portion of all of the January 2011 Notes sold pursuant to the financing and (B) the outstanding principal amount under such Buyer’s 2011 Note as of such payment date.  If the Company elects to pay any portion of the Installment Amount in cash, it has to pay an amount in cash equal to 100% of the applicable redemption amount; if the Company fails to do so, the Buyer has the right to require the Company to convert all or any portion of such amount owed into shares of common stock at the then current conversion price.  If the Company elects to pay any portion of the Installment Amount in shares of common stock, then the Company is required to issue such number of shares of its common stock equal to the quotient of the formula set forth in the January 2011 Note.  Upon the occurrence of an event of default under the January 2011 Note, a or a Change of Control – as that term is defined in the January 2011 Note, the Buyer has the right to force the Company to redeem all or any portion of such Buyer’s January 2011 Note in cash at a price equal to 125% of the greater of (x) the amount of the January 2011 Note sought to be redeemed and (y) the product of (A) the quotient of the amount sought to be redeemed divided by the then current conversion price and (B) the greatest closing sale price of our common stock on any trading day during the period beginning on the date immediately preceding (y) in the event of an event of default, such event of default, or (x) in the event of Change of Control, the earlier to occur of (1) the consummation of the Change of Control and (2) the public announcement of such Change of Control, and ending on the date the Buyer delivers redemption notice.

The Warrants are initially exercisable upon the earlier of: (i) the six month anniversary after the closing of the financing, (ii) the date that the Company’s common stock ceases to be listed or quoted on the NYSE Amex and (ii) the date that the Company obtains Shareholder Approval. At any time following six months after the closing, if the Company’s stock price is at or above 200% of the initial exercise price of a Warrant and certain other conditions are met, the Company can force the Buyers to exercise up to 50% of the then unexercised portion of that Warrant.  The Warrants cannot be exercised if such exercise would result in a Buyer beneficially owning more than 4.99% of the Company’s outstanding common stock.

The conversion price of the January 2011 Notes and exercise price of the Warrants are each subject to adjustment if the Company issues additional shares of its common stock or securities convertible or exercisable into shares of its common stock at a price below the conversion price or exercise price, respectively, as well as upon subdivision or combination of its common stock and other events similar to the aforementioned events.  Upon any anti-dilution adjustment of the exercise price of the Warrants, the number of Warrant Shares issuable upon exercise of such Warrants will be proportionately increased.  The exercise price of the Warrants is also subject to further adjustment pursuant to other specified events in the Warrant.

The January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Note agreement restricts the use of proceeds to pay any other debt obligations.

The Company also entered into a Registration Rights Agreement with the Buyers pursuant to which it is required to file the registration statement by February 9, 2011 providing for the resale of 130% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants, although certain exceptions to the amount required to be registered at any one time as a result of certain securities laws are contained in the registration rights agreement.  The Company is also required to have the registration statement declared effective within 60 days after the closing of this financing (or 90 days if there is a full review by the Securities and Exchange Commission).  We are also required to keep the registration effective at all times until the earlier of (i) the date as of which the Buyers may sell all of the January 2011 Note Shares and Warrant Shares without restriction or limitation pursuant to Rule 144 of the Securities Act of 1933, as amended and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) promulgated thereunder or (ii) the date on which the Buyers shall have sold all of the 2011 Note Shares and Warrant Shares required to be registered under the Registration Rights Agreement.  If the Company fails to file the registration statement by the required date, have it effective by the required date or maintain the effectiveness as required, that the Company shall be required to pay to the Buyers an amount in cash equal to 1.5% of the purchase price for the January 2011 Note Shares and Warrant Shares included in the applicable registration statement.  Such amount shall be due on the date of such failure and every 30 days thereafter for which the failure is not cured and if the payments are not made on time, they shall bear interest at the rate of 1.5% per month.  The registration statement was filed on February 9, 2011.  On March 10, 2011, the Company received notice from the SEC that it did not meet the eligibility requirements for the S-3 filing to register the shares on such form and therefore must seek to register the shares on Form S-1.  The Company intends to file an S-1 registration as soon as practicable after filing this Form 10-K for the year ended December 31, 2010, as such information is required in the registration statement.

The January 2011 Notes contain embedded conversion features of the convertible debt and warrants and will be recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the January 2011 Notes and the exercise price of the Warrants. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants will be computed using the Binomial Lattice option pricing model.

The Company also incurred debt issuance costs of $680,000, which were deducted from the net proceeds.  In addition, the Company issued five-year warrants to purchase 839,552 shares of the Company’s common stock exercisable at $0.67 per share to placement agents in association with the January 2011 Notes.  The placement agent warrants also include down-round protection of the conversion price, therefore, the fair value of the warrants will be computed using the Binomial Lattice option pricing model and recorded as debt discount.  Those costs will be amortized over the life of the debt using the straight-line method, which approximates the effective interest method.

On March 1, 2011 and April 1, 2011, the Company made the first two installments due of $843,750 each and the carrying balance of the January 2011 Notes is $6,750,000 as of May 20, 2011.

On April 5, 2011, the Company made a payment of $126,563 due to the failure to have the registration statement registering the shares underlying the January 2011 Notes and Warrants declared effective by April 1, 2011.  The May 2011 registration penalty of $126,563 was accrued, but unpaid as of May 20, 2011.

On May 3, 2011, the Company failed to make the third installment on the January 2011 Notes and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes will accrue late charges at an interest rate of 24% per annum. All of the five investors have submitted an Event of Default Redemption Notice to the Company.  Pursuant to such notice, each of the note holders exercised their redemption right requiring us to redeem the entire outstanding amount of the note at 125% and to pay late charges of 24% per annum until such payment is made. As of May 20, 2011, approximately $97,000 of late charges, and approximately $1.7 million increase of the outstanding balance was accrued. As of May 20, 2011, the outstanding balance on these notes is of approximately $8.4 million.

 We are currently trying to negotiate a settlement with the note holders regarding this payment, but as of the date of this filing, we have not yet entered into any formal settlements and there is no guarantee that we will be able to enter into any such settlement.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were not effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our internal controls over financial reporting are designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, and effected by our board of directors, audit committee, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of December 31, 2010, our internal control over financial reporting was not effective at the reasonable assurance level:

a)
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

b)
We do not have a qualified financial reporting professionel employed or under contract at JPI, our foreign investment, with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”).

c)	We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

d)	We did not maintain adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.

e)	We did not have adequate controls in place surrounding the review by management, the Board of Directors and professional advisors regarding issuances of press releases.

f)
We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements. The complexity of our operations and transactions, specifically related to the accounting and reporting of debt and equity transactions, including derivative instruments resulted in significant audit adjustments during the year ended December 31, 2010.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures, and adding staff members and / or outside professionals with appropriate levels of experience and expertise (see below).

Remediation of Material Weakness

As of December 31, 2010, there were control deficiencies which constitute material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we:

1.
Have added staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures.

2.	Have issued policies and procedures regarding the delegation of authority.

3.	We are in the process of implementing a 20-step process for the issuance of press releases which includes several layers of review and approvals.

4.
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment of complex derivative valuation and the validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience, and training.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.

Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Our Audit Committee, Board of Directors, management and KMJ Corbin & Company LLP discussed these weaknesses and we have assigned the highest priority to their correction. In 2011, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed, but was not disclosed in a report on a Form 8-K during the fourth quarter of our fiscal year ended December 31, 2010.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers as of May 20, 2011. The size of our board is currently set at five and is divided into three classes. Under our Bylaws, at the 2010 annual stockholder meeting, the term of office of the Class I directors was to expire and the Class I directors were to be elected for a full term of three years; the term of the Class II and Class III directors are set to expire in 2011 and 2012, respectively.  On February 1, 2010, we filed an initial Preliminary Proxy Statement for an intended special meeting of stockholders, to be held in April 2010.  However, due to the extensive SEC comment period related to that proxy statement and the periodic reports we were required to file with such proxy statement, we were not authorized to file the related Definitive Proxy Statement until November 2010.  As a result of that timing, we changed the meeting to an annual meeting; however, due to our original intentions for that proxy statement and the related pressures surrounding same, we overlooked the Bylaws’ requirement to elect, or re-elect, the Class I directors at such meeting, which was ultimately held on December 3, 2010.  To rectify this issue, we filed a Preliminary Proxy Statement on February 22, 2011 for a special meeting we intend to hold by June 23, 2011 to re-elect our current Class I directors to be elected for a full term of three (3) years.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

In May 2010, one of our former Class III directors, Dr. Arquilla passed away and in June our remaining board of directors approved the appointment of Robert W. Beart, Jr., M.D. as one of our directors.  Additionally in December 2010, our remaining Class III director, Mr. Thompson resigned from our board of directors.  In February 2011, our remaining board of directors appointed Robert L. Rooks to fill the vacancy.

Name	Age	Position
Douglas C. MacLellan	55	Executive Chairman and Chief Executive Officer
Akio Ariura	53	Chief Financial Officer and Secretary
Michael Boswell	42	Director
Minghui Jia	46	Director
Dr. Robert Beart	66	Director
Robert Rooks	57	Director

Mr. MacLellan in November 2008, was appointed Chairman and CEO. He was originally appointed to the Board in 1992 and became Chairman of the Audit and Governance committees in 2001. Since November 2009 through the present, Mr. MacLellan has been a director of China Net Online Holdings, Inc. (NASDAQ:CNET) a leading Chinese media development, advertising and communication company.  Mr. MacLellan is also currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992.  From August 2005 to May 2009, Mr. MacLellan was a member of the Board of Directors of Edgewater Foods, International, Inc.  Mr. MacLellan was, until September 2005, vice-chairman of the Board of Directors of AXM Pharma, Inc. (AXMP.PK) and its predecessors.  AXM is a China based bio-pharmaceutical company.  From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc.  From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund.  From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets.  Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000.  From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries.  Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

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

Mr. Boswell was elected to the Board in 2008.  Mr. Boswell is co-founder of the TriPoint family of companies and co-founder and member in TriPoint Capital Advisors, LLC — a boutique merchant bank focused on small and mid-sized growth companies. He has been active in the Chinese market since 2000 providing high-level financial guidance and services to start-up, small and mid-sized companies.  Mr. Boswell also holds executive and CFO positions with client companies that include Acting CFO and Director of Ocean Smart, Inc. (OTCBB: OCSM). With TriPoint, Mr. Boswell has assisted numerous companies, providing high-level advice related corporate finance, corporate structure, corporate governance and mergers & acquisitions. Prior to the founding of TriPoint, Mr. Boswell held senior-level executive positions focused on business development and management consulting.  Mr. Boswell holds the Series 24, 82 and 63 licenses and is also President, COO and Chief Compliance Officer of TriPoint Global Equities, a FINRA member firm. Mr. Boswell also spent eight years as a senior analyst and engineer in various branches of the United States Government. He earned his MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

Mr. Minghui Jia was elected to our Board in 2006 and is currently the Managing Director of Jade Pharmaceutical, Inc.  Mr. Jia has over 10 years of experience in investment banking, venture capital, marketing institutional trading and senior corporate management experience. Mr. Jia is familiar with all procedures for manufacturing and marketing with respect to the Asian Pharmaceutical market and has an in-depth understanding of the industry. Prior to founding Jade Capital Group, Ltd. and Jade Pharmaceutical Inc., Mr. Jia served as marketing director for China Real Estate Corporation, one of the largest Chinese property corporations between 1999 and 2003. Between 1989 and 1998, Mr. Jia served as General Manager of several branches of China Resources Co. Ltd., the largest China export corporation. From 1987 to 1989, Mr. Jia worked for the China National Machinery import and export corporation where he served as Manager of the Import Department for Medical Instruments. His experience with financial matters, as well as his experience in the Chinese business community, led us to the conclusion that he should serve as one of our directors. Mr. Jia received his bachelors’ degree from the University of International Business and Economics in Beijing.

Robert Beart, Jr., M.D. was appointed to our board of directors in June 2010 to fill the vacancy of the late Dr. Arquilla.  Dr. Beart is currently the medical director of the Glendale Hospital CRC Institute.  Previously he had been with the University of Southern California (“USC”) since 1992, establishing the Division of Colorectal Surgery in the USC Department of Surgery as well as launching the USC Center for Colorectal Diseases at USC University Hospital and USC/Norris Cancer Center and Hospital.  His appointment increases the number of independent directors at RPC to three. Dr. Beart is a recognized specialist and expert in colorectal diseases and cancer, pioneer of the ileal pouch-anal anastomosis, and thought leader in the medical, scientific and research communities.   Dr. Beart’s primary experience and research includes continence preservation, colostomy avoidance and the identification and management of recurrent colorectal cancer.  He has broad and deep clinical involvement in colorectal diseases, covering key areas that include colorectal cancer, chronic constipation and diarrhea, anorectal health care issues and diverticulitis, fecal incontinence, recurrent rectal cancer, inflammatory bowel disease and polyps.  From 1976 through 1992 Dr. Beart worked at the Mayo Clinic in Rochester, Minnesota where he was Chairman of Department of Colorectal Surgery and pioneered the ileal pouch-anal anastomosis.  He is a past president of the American Society of Colon and Rectal Surgeons, the Society of Surgery of the Alimentary Tract and the International Society of University Colorectal Surgeons. He had his surgical training at the University of Colorado and the Mayo Clinic.  Dr. Beart graduated from Harvard Medical School in 1971 and is board-certified and recertified in General and Colorectal Surgery.

Robert L. Rooks, DVM was appointed to our board in February 2011 to fill the vacancy of the resignation of Mr. Thompson.  Dr. Rooks is the founder, and retired director of VCA All-Care Animal Referral Center, in Fountain Valley, CA. Under his leadership, VCA has grown into an organization comprised of three subsidiaries that include the All-Care Animal Referral Center, the Animal Orthopedic Care Center, and the Animal Cancer Care Center. Collectively, these centers are staffed by more than 25 veterinarians and 65 technicians who see over 30,000 patient cases annually under Dr. Rooks' guidance.  Dr. Rooks is a 1978 graduate of Iowa State University and a Diplomate of both the American Board of Veterinary Practitioners and the American College of Veterinary Surgeons. Dr. Rooks developed a surgical procedure and specialized implant for the treatment for hip dysplasia in dogs and is co-author of Canine Orthopedic and the Veterinary Cancer Therapy Handbook: Chemotherapy, Radiation Therapy, and Surgical Oncology for the Practicing Veterinarian. He is the past president of the Orange County Chapter of The Southern California Veterinary Medical Association and of the Animal Health Foundation and recipient of the Iowa State University Outstanding Young Alumnus Award, AAHA EXCEL Award, and highly prestigious Charles E. Bild Practitioner of the Year Award.

Communications with Directors

Stockholders may communicate with the Chairman of the Board, the directors as a group, the non-employee directors or an individual director directly by submitting a letter in a sealed envelope labeled accordingly and with instruction to forward the communication to the appropriate party.  Such letter should be placed in a larger envelope and mailed to the attention of our Secretary at Radient Pharmaceuticals Corporation, 2492 Walnut Avenue, Suite 100, Tustin, California 92780.  Shareholders and other persons may also send communications to members of our Board who serve on the Audit Committee by utilizing the webpage on our website, http://www.amdl.com, designated for that purpose.  Communications received through the webpage are reviewed by a member of our Audit Committee.  Communications that relate to functions of our Board or its committees, or that either of them believes requires the attention of members of our Board, are provided to the entire Audit Committee and reported to our Board by a member of the Audit Committee.  Directors may review a log of these communications, and request copies of any of the communications.

Board of Directors Meetings

During the fiscal year ended December 31, 2010, there were eleven meetings of the Board as well as numerous actions taken with the unanimous written consent of the directors.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during 2010 all Section 16(a) filing requirements applicable to our officers, directors and persons who own more than 10% of our outstanding shares of common stock were complied with.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: www.radient-pharma.com.

Audit Committee and Financial Expert

Our board has established an Audit Committee consisting of Mr. Boswell, Dr. Beart, and Mr. Rooks, each of whom is independent within the meaning of the rules of the NYSE Amex and the enhanced independence requirements for audit committee members under Exchange Act Rule 10A-3. The Audit Committee met six times in 2010. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our consolidated financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by Radient regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to Radient by the independent accountants who audit its consolidated financial statements. At each meeting, Committee members may meet privately with representatives of our independent accountants and with Radient’s Chief Financial Officer.

The Board has determined that Mr. Boswell, an independent director, satisfies the “financially sophisticated” requirements set forth in the NYSE Amex Company Guide, and has designated Mr. Boswell as the “audit committee financial expert,” as such term is defined by the NYSE Amex. Mr. Boswell’s qualifications as an audit committee financial expert are described in his biography above.

A current copy of our Audit Committee’s amended and restated charter is available upon request.

Item 11.  Executive Compensation

The following table sets forth all compensation received during the two years ended December 31, 2010 by our Chief Executive Officer, Chief Financial Officer and one other highly compensated executive whose total compensation exceeded $100,000 in such fiscal year. These officers and executives are referred to as the Named Executive Officers in this Report. Upon Mr. MacLellan’s appointment in October 2008, we agreed to pay him an annual base salary of $360,000, to be paid in equal monthly installments, and he is also entitled to certain bonuses subject to our Compensation Committee’s recommendation and approval.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas MacLellan, President, CEO, & Chairman	2010	$360,000	$238,000	$-	$894,860	$-	$-	$-	$1,492,860
Douglas MacLellan	2009	$360,000	$30,000	$-	$127,940	$-	$-	$-	$517,940
Akio Ariura, CFO	2010	$300,000	$144,000	$-	$676,240	$-	$-	$-	$1,120,240
Akio Ariura	2009	$300,000	$20,000	$-	$40,900	$-	$-	$-	$360,900
Minghui Jia (1)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Minghui Jia (1)	2009	$186,667	$-	$-	$20,000	$-	$-	$-	$206,667

(1)
Due to the compensation received, we are including Mr. Jia (one of our directors) in this table since disclosure would be required but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year.

(2)	Represents the fair value of the re-priced options during 2010 and 2009.

Employment Agreements

On November 4, 2008 Douglas C. MacLellan was appointed as our President and Chief Executive Officer.  Mr. MacLellan does not have an employment agreement and is compensated at a base salary of $30,000 per month and he participates in the Company’s health insurance and other benefits available to executive officers.  During the year ended December 31, 2010, Mr. MacLellan earned a bonus of $238,000.

On September 28, 2006, we entered into a three-year employment agreement with Minghui Jia, one of our directors and Executive Vice-President of JPI, providing for a base salary of $156,000 per annum and a signing bonus of $50,000.  Effective January 1, 2008, Mr. Jia’s base compensation was increased to $30,000 per month.  This agreement expired in August 2009.

Outstanding Equity Awards at Fiscal Year End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($/Sh) (e)	Option Expiration Date (f)
Douglas MacLellan	36,000	-	-	0.75	2/27/2011
	120,000	-	-	0.75	10/8/2011
	90,000	-	-	0.75	5/31/2012
	200,000	-	-	0.75	3/3/2013
	2,500,000	-	-	0.39	12/2/2015
Akio Ariura	40,000	-	-	0.75	10/8/2011
	50,000	-	-	0.75	5/31/2012
	50,000	-	-	0.75	3/3/2013
	2,000,000	-	-	0.39	12/2/2015
Minghui Jia	50,000	-	-	0.75	3/3/2013

Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(i)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(j)
Douglas MacLellan	-	$-	-	$-
Akio Ariura	-	$-	-	$-
Minghui Jia	-	$-	-	$-

2010 Performance and Equity Incentive Plan

On December 3, 2010, our stockholders approved the 2010 Performance and Equity Incentive Plan (the “2010 Plan”). Under the terms of the 2010 Plan, the Compensation Committee or our Board of Directors may suspend or terminate the 2010 Plan at any time.

The 2010 Plan provides for the grant to employees, including executive officers, of restricted common stock, as well as cash or other stock-based awards and other benefits. The purpose of the 2010 Plan is to enable us to attract and retain qualified persons as employees, officers and directors and others, whose services are required by us, and to motivate such persons by providing them with equity participation in us.

A maximum of 6,000,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of our common then outstanding or (y) 1,000,000. The maximum number of shares of common stock that may be subject to stock awards granted to any one participant during any single year period is 3,000,000.  As of December 31, 2010, 5,590,000 options were granted under the 2010 Plan.

The 2010 Plan is administered by the Compensation Committee, which has, subject to specified limitations, the full authority to grant equity awards and establish the terms and conditions for vesting and exercise thereof. Awards of restricted stock under the 2010 Plan may qualify for the “performance-based compensation” exception under the Internal Revenue Code of 1986 (the “IRC”) Section 162(m) pursuant to their expected terms. Cash-based awards and awards of restricted stock, performance units and stock may qualify under Section 162(m) of the IRC if the terms of the award state, in terms of an objective formula or standard, the method of computing the amount of compensation payable under the award and preclude discretion to increase the amount of compensation payable under the terms of the award.

Director Compensation

The following table contains information regarding the compensation of our directors for the fiscal year ending December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William M. Thompson, III MD (1)	$3,500	$-	$16,240		$-	$-	$-	$19,740
Michael Boswell	$28,750	$-	$66,000	(3)	$-	$-	$-	$94,750
Edward R. Arquilla, MD, PhD (2)	$1,000	$-	$6,500		$-	$-	$-	$7,500
Robert M. Beart, MD (2)	$1,750	$-	$49,500	(3)	$-	$-		$51,250

(1)	Mr. Thompson resigned as a director in December 2010.

(2)	Dr. Arquilla passed away in May 2010 and in June 2010 Dr. Beart was appointed as a director to fill the board vacancy.

(3)	Represents the fair value of the 2008 options re-priced in 2009 and the fair value of the 2010 options.

Effective June 1, 2009, in connection with across-the-board comprehensive cost containment measures, our Board of Directors voted to reduce fees paid to independent directors to $1,500 for in-person attendance and $500 for telephonic attendance at Board meetings. As Chairman of our Compensation Committee and of our Audit Committee, Mr. Boswell will receive an additional $10,000 per year and, as Chairman of our Governance Committee, he will receive an additional $1,000 per year.

When the Board appointed Dr. Beart to serve on our Board, they approved issuing him 40,000 shares of our common stock and to pay Dr. Beart the same compensation paid to our other independent directors, which is $1,500 for each in person meeting and $500 for each telephonic meeting he attends.  The shares of common stock were issued in May 2011.

When the Board appointed Mr. Rooks to serve on our Board, they approved issuing him 40,000 shares of our common stock and to pay Mr. Rooks the same compensation paid to our other independent directors, which is $1,500 for each in person meeting and $500 for each telephonic meeting he attends.  The shares of common stock were issued in May 2011.

We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to us. This is permitted by our Certificate of Incorporation and our Bylaws.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c )
Equity Compensation plans approved by security holders	7,368,001	0.75	1,616,237
Equity Compensation plans not approved by security holders	-	-	-
Total	7,368,001	0.75	1,616,237

Stock Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our shares of common stock as of May 20, 2011 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

Name and Address (1)	Number of Shares		Percentage Owned
Douglas C. MacLellan	2,946,000	(2)	2.5%

Akio Ariura	2,140,000	(3)	1.8%

Minghui Jia	750,000	(4)	*
Room 2502 Shun Hing Square
5002 Shennan Ave LuoHu
Shenzhen China 518008

Mike Boswell	240,000	(5)	*
400 Professional Drive, Suite 310
Gaithersburg, MD 20879

Dr. Robert Beart	190,000	(6)	*
222 Euclid, Suite 100A
Glendale, CA

Robert L. Rooks	40,000	(7)	*

All Directors and Officers as a group (6 persons)	6,306,000		5.4%

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	Includes, 446,000 shares of common stock issuable upon the exercise of options at $0.75 per share and 2,500,000 shares of common stock issuable upon the exercise of options at $0.39 per share.

(3)	Includes 140,000 shares of common stock issuable on exercise of options at $0.75 per share and 2,000,000 shares of common stock issuable upon the exercise of options at $0.39 per share.

(4)	Includes 50,000 shares of common stock issuable upon the exercise of options at $0.75 per share.

(5)	Includes 200,000 shares of common stock issuable upon the exercise of options at $0.39 per share.

(6)	Includes 150,000 shares of common stock issuable upon the exercise of options at $0.39 per share and 40,000 shares of common stock granted on August 5, 2010, and issued in May 2011.

(7)	Includes 40,000 shares of common stock granted on February 22, 2011, and issued in May 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction during the last fiscal year involving an amount exceeding $120,000 and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a director or indirect material interest.

During the year ended December 31, 2010, Minghui Jia, a member of our board of directors, paid for certain JPI related expenses, totaling approximately $120,000, for which we reimbursed him.

Review, Approval and Ratification of Related Party Transactions

In September 2008, our board approved the Related Party Transaction Policy and Procedures.  Pursuant thereto, it is our policy to discourage interested transactions with related parties unless they are determined to be in our best interests and they have been approved in accordance with the terms and conditions of the Policy. Accordingly, except as otherwise provided in the Policy, all Interested Transactions with Related Parties (as those terms are defined in the Policy) require prior approval of (a) our Board of Directors, President and CEO. (acting in each case by a majority of the directors then in office who have no interest in a proposed Interested Transaction) or (b) the Board of Directors (acting as above) and a committee of not less than two Independent Directors appointed by the Board of Directors who have no interest in the proposed Interested Transaction being considered, in each case.  Under the Policy, the Board of Directors and either the President and CEO shall review the material facts of all Interested Transactions that require approval in accordance with the Policy and either approve or disapprove of the entry into the Interested Transaction, subject to certain pre-approved transactions (i.e. executive officer or director compensation specifically approved by our CEO and/or Compensation Committee, awards granted pursuant to a shareholder approved stock option plan) that are included in the Policy. In determining whether to approve an Interested Transaction, the Board of Directors, the President and CEO, as applicable, will take into account, among other factors each deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction.

In connection with each regularly scheduled meeting of the Board of Directors, a summary of each new Interested Transaction deemed pre-approved pursuant to the policy is provided to the Board of Directors for its review.  If an Interested Transaction will be ongoing, the Board of Directors may establish guidelines for our management to follow in its ongoing dealings with the Related Party. Thereafter, the Board of Directors shall periodically review and assess ongoing relationships with the Related Party to see that they are in compliance with such guidelines and that the Interested Transaction remains appropriate.

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

Director Independence

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Board will consist of independent directors. An “independent” director is a director who meets the NYSE Amex definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the non-employee directors — Dr. Beart, Dr. Rooks, and Mr. Boswell — satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE Amex listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

The Board considered all relevant facts and circumstances in making its determinations, including the following:

●	No non-employee director receives any direct compensation from Radient other than under the director compensation program described in this proxy statement.

●	No immediate family member (within the meaning of the NYSE Amex listing standards) of any non-employee director is an employee of Radient or otherwise receives direct compensation from Radient.

●	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by Radient’s independent accountants.

●	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from Radient.

●
No Radient executive officer is on the compensation committee of the board of directors of a company that employs any of our non-employee directors (or any of their respective immediate family members) as an executive officer.

●
No non-employee director (or any of their respective immediate family members) is indebted to Radient, nor is Radient indebted to any non-employee director (or any of their respective immediate family members).

●	No non-employee director serves as an executive officer of a charitable or other tax-exempt organization that received contributions from Radient.

Non-management members of the Board of Directors conduct at least one regularly-scheduled meeting per year without members of management being present. Mr. Boswell serves as the presiding director of such meetings. Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended December 31, 2010 and 2009 were as follows:

Services Provided	2010	2009
Audit Fees	$385,000	$297,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$385,000	$297,000

Audit Fees.  The aggregate fees billed for the years ended December 31, 2010 and 2009 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  There were no fees billed for the years ended December 31, 2010 and 2009 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  There were no fees billed for the years ended December 31, 2010 and 2009 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2010 and 2009 were for services other than the services described above.

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

PART IV

 Item 15.  Exhibits, Financial Statement Schedules

           (a) Documents filed as part of this Annual Report on Form 10-K:

(1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2)  All other schedules have been omitted because they are not required.

(3) Exhibits:

Exhibit Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended December 31, 1998.)

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

10.1
Amendments to License Agreement between the Company and Radient Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990.  (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4
Letter Agreement between the Company and BrianaBio-Tech, Inc. and Radient Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)

Exhibit Number	Description:
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

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

10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed)
10.46	Change in Control Severance Pay Plan. (Previously filed)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008
10.50	Note and Warrant Purchase Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.51	Form of Note (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.52	Form of Warrant (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.53	Form of Registration Rights Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.54	Commercial Lease dated August 30, 2008 for the premises at 2492 Walnut Avenue, Suite 100, Tustin, California 92780 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.55	Collaboration Agreement with Mayo Validation Support Services dated December 12, 2008 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.56	Exclusive Distribution Agreement between the Company and Grifols USA, LLC dated September 20, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.57	Distribution Agreement between the Company and Tarom Applied Technologies dated September 30, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.58	Form of Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.59	Form of Note (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.60	Form of Warrant (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.61	Form of Addendum to Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.62	Form of Exchange Agreement (Incorporated by reference from the Form 8-K filed March 16, 2010.)
10.63	Form of Waiver of Default dated February 16, 2010 (Incorporated by reference from the Form 8-K filed March 16, 2010.)

Exhibit Number	Description:
10.64	Exclusive 5-Year Collaboration Agreement with Jaiva Technologies, Inc. dated April 1, 2010, (filed herewith).

10.65	Exclusive five-year distribution agreement with Jaiva Guar Diagno New Dehli. (filed herewith).

10.66	Exclusive two-year distribution agreement with Naroo Ditech Inc. (filed herewith).
21.1
Subsidiaries of Radient Pharmaceuticals Corporation include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and Radient Diagnostics, Inc, a United States corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on May 24, 2011.

Radient Pharmaceuticals Corporation

By:	/s/ Douglas C. MacLellan
Name Douglas C. MacLellan,
Title Chief Executive Officer

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

Signature	Title	Date

/s/ Douglas C. MacLellan	President, Chief Executive Officer, and Director	May 24, 2011
DOUGLAS C. MACLELLAN	(Principal Executive Officer)

/s/ Akio Ariura	Chief Operating Officer, Chief Financial Officer and Secretary	May 24, 2011
AKIO ARIURA	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert M. Beart	Director	May 24, 2011
ROBERT M. BEART

/s/ Michael Boswell	Director	May 24, 2011
MICHAEL BOSWELL

/s/ Robert L. Rooks	Director	May 24, 2011
ROBERT L. ROOKS

/s/ Minghui Jia	Director	May 24, 2011
MINGHUI JIA