Form 10-Q
period 2011-03-31
RADIENT PHARMACEUTICALS Corp
filed 2011-06-08
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-16695
Commission File Number

Radient Pharmaceuticals Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

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

As of June  6, 2011, the Company had 120,468,855 of common shares issued and outstanding.

Radient Pharmaceuticals Corporation

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	4

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2011	5

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosure About Market Risks	49

Item 4. Controls and Procedures	49

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 4. Removed and Reserved	53

Item 5. Other Information	53

Item 6. Exhibits	53

Signatures	54
EX-31.1
EX-31.2
EX-32.1
EX 32.2

RADIENT PHARMACEUTICALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,083,468	$53,381
Accounts receivable, net of allowance of $0	101	2,603
Inventories	88,837	82,904
Prepaid expenses and other current assets	192,625	134,915
Prepaid consulting	241,996	330,998
Debt issuance costs	874,442	170,827
Total current assets	5,481,469	775,628
Property and equipment, net	73,474	75,962
Other assets	5,370	5,370
Total assets	$5,560,313	$856,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$647,488	$1,065,768
Accrued salaries and wages	148,274	294,604
Accrued interest expense	654,053	2,209,733
Derivative liabilities	13,884,507	29,065,864
Deferred revenue	24,750	24,750
Convertible notes, net of discounts of $5,980,708 and $2,415,647 at March 31, 2011 and December 31, 2010, respectively	3,683,215	16,509,288
Current portion of notes payable	-	4,581,923
Total current liabilities	19,042,287	53,751,930

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
109,809,136 and 38,402,173 shares issued at March 31, 2011 and
December 31, 2010; 109,390,508 and 37,502,173 shares outstanding at
March 31, 2011 and December 31, 2010, respectively	109,391	37,503
Additional paid-in capital	135,986,596	85,217,933
Accumulated deficit	(149,577,961)	(138,150,406)
Total stockholders’ deficit	(13,481,974)	(52,894,970)
Total liabilities and stockholders’ deficit	$5,560,313	$856,960

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACUETICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010
Net revenues	$30,655	$36,842
Cost of sales	9,575	21,935
Gross profit	21,080	14,907

Operating expenses:
Research and development	46,774	51,036
Selling, general and administrative	1,862,812	1,355,182
Total operating expenses	1,909,586	1,406,218
Loss from operations	(1,888,506)	(1,391,311)

Other income (expense):
Interest expense	(14,401,457)	(1,162,674)
Other expense, net	(186)	(263)
Change in fair value of derivative liabilities	9,304,157	(42,994)
Loss on extinguishment of debt	(4,441,563)	-
Total other expense, net	(9,539,049)	(1,205,931)
Loss before provision for income taxes	(11,427,555)	(2,597,242)
Provision for income taxes	-	-
Net loss	$(11,427,555)	$(2,597,242)

Basic and diluted loss per common share:
Net loss	$(0.13)	$(0.11)

Weighted average common shares outstanding — basic and diluted	90,628,609	23,887,666

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACUETICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
For The Three Months Ended March 31, 2011

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2011	37,502,173	$37,503	-	$-	$85,217,933	$(138,150,406)	$(52,894,970)

Common stock issued for consulting services	1,124,190	1,124	-	-	500,828	-	501,952

Common stock issued for conversion of debt and accrued interest	55,505,799	55,506	-	-	23,238,716	-	23,294,222

Common stock issued for exercise of warrants, net of commissions of $10,800	15,258,346	15,258	-	-	86,662	-	101,920

Reclassification of derivative liabilities due to conversion of debt and exercise of warrants	-	-	-	-	22,015,648	-	22,015,648

Beneficial conversion feature	-	-	-	-	4,441,563	-	4,441,563

Repricing of warrants					485,246		485,246
Net loss	-	-	-	-	-	(11,427,555)	(11,427,555)
Balance, March 31, 2011	109,390,508	$109,391	-	$-	$135,986,596	$(149,577,961)	$(13,481,974)

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACEUTICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,427,555)	$(2,597,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,233	33,412
Amortization of debt discount and debt issuance costs	5,235,021	870,077
Interest expense related to fair value of derivative instruments granted	8,252,254	-
Interest expense related to re-pricing of warrants issued to note holders	485,246	-
Additional principal added for penalties and triggering events	-	50,000
Loss on extinguishment of debt	4,441,563	-
Share-based compensation related to options granted to employees and directors for services	-	173,758
Share-based compensation related to common stock and warrants expensed for services	590,952	342,311
Change in fair value of derivative liabilities	(9,304,157)	42,994
Changes in operating assets and liabilities:
Accounts receivable	2,502	(1,550)
Inventories	(5,933)	16,475
Prepaid expenses and other assets	(57,708)	26,472
Accounts payable and other accrued expenses	(262,756)	531,826
Net cash used in operating activities	(2,041,338)	(511,467)

Cash flows from investing activities:
Purchase of property and equipment	(6,745)	-
Net cash used in investing activities	(6,745)	-

Cash flows from financing activities:
Payments on convertible debt, January 2011 financing	(843,750)	-
Proceeds from issuance of convertible debt, net of original issue discount and cash offering costs	6,820,000	403,000
Proceeds from the exercise of warrants, net of commission and expenses	101,920	140,000
Net cash provided by financing activities	6,078,170	543,000
Net change in cash	4,030,087	31,533
Cash, beginning of period	53,381	12,145
Cash, end of period	$4,083,468	$43,678

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2011, and its results of operations for the three months ended March 31, 2011 and 2010, the statement of stockholders’ deficit for the three months ended March 31, 2011,  and cash flows for the three months ended March 31, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the December 31, 2010 audited consolidated financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. The report of the Company’s independent registered public accounting firm on the condensed consolidated financial statements included in Form 10-K contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern and a separate modification for an emphasis of matter related to an event of default.

The Company evaluated subsequent events through the filing date of this Form 10-Q, and determined no subsequent events have occurred which would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes to the unaudited condensed consolidated financial statements.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since inception, Radient Pharmaceuticals Corporation (the “Company”, or “Radient”, “we”, “our”, or “us”), a Delaware Corporation, has been engaged in the commercial development of and obtaining various governmental regulatory approvals for our proprietary diagnostic tumor-marker test kit, Onko-Sure®, which detects the presence of multiple types of cancer.

On September 25, 2009, the Company changed its name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” The Company believes “Radient Pharmaceuticals” as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

Until September 2009, the Company was focused on the production and distribution of pharmaceutical products through Jade Pharmaceuticals Inc. (“JPI”) our deconsolidated subsidiary located in the People’s Republic of China. In 2009, the Company refocused its business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including Onko-Sure®, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test.

Due to several factors including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI and converted its interest in JPI to that of an investment to be accounted for under the cost method, effective September 29, 2009.   Accordingly, since September 29, 2009, the accounts and operations of JPI have been deconsolidated from our condensed consolidated financial statements.  In connection with the deconsolidation of JPI, effective September 29, 2009, we reclassified JPI as a business investment, rather than as a consolidated operating subsidiary.  Based on an evaluation performed by a third party valuation firm using Radient’s management’s assessment of the current and projected operations of JPI as of December 31, 2010, we determined that our investment in JPI was impaired.  In consideration of the significant problems that management has had in obtaining the cooperation of JPI on a variety of matters, the Company deemed that there was substantial uncertainty as to whether any amounts from their investment in JPI would be realized.  Accordingly, the Company decided to impair its investment to zero, as of December 31, 2010.  The Company will, however, pursue an action plan to recover a portion or all of its investment.

During the third and fourth quarters of 2009, the Company repositioned various business assets in order to monetize the value of such assets through either new partnership, separate reverse mergers, or for sale. These special assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, JPI; and (ii) our 100% ownership of a proprietary cancer vaccine therapy technology, Combined Immunogene Therapy (“CIT”).

In December 2010, we formed NuVax Therapeutics, Inc.(“NuVax”), a wholly-owned subsidiary, to expand clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. All rights to our CIT technology will be transferred to NuVax, currently our 100% wholly-owned subsidiary.  All further development and commercialization of CIT and other to-be licensed novel cancer fighting technologies will be made at NuVax.

We continue to have 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations; however, we currently intend to license or sell off our Elleuxe brand of cosmetic products because our focus is on the development and marketing of our Onko-Sure® test kit product and our CIT technology.

The Company is actively engaged in the research, development, manufacturing, sale and marketing of Onko-Sure®, a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam and other markets throughout the world. The Company manufactures and distributes Onko-Sure® at the Company’s licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. The Company is a United States Food and Drug Administration (“USFDA”) Good Manufacturing Practices (“GMP”) approved manufacturing facility. The Company maintains a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from operations of $11,427,555 and $2,597,242 for the three months ended March 31, 2011 and 2010, respectively, and had an accumulated deficit of $149,577,961 at March 31, 2011. In addition, the Company used cash from operating activities of $2,041,338 for the three months ended March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At June 6, 2011, the Company had cash on hand in the U.S. of approximately $1.8 million. The Company requires approximately $550,000 per month for operating expenses to fund the costs associated with our financing activities; SEC and NYSE Amex reporting; legal and accounting expenses of being a public company; other general and administrative expenses; research and development, regulatory compliance, and distribution activities related to our Onko-Sure® test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; and compensation of executive management and our employees.

The monthly cash requirement of $550,000 for operating expenses does not include any extraordinary items or expenditures, including cash payments on the January 2011 Notes (see Note 8) which began in March 2011, payments for research on clinical trials for our Onko-Sure® test kit, and  research conducted through CLIA Laboratories.  The January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligations.

The Company raised net proceeds of approximately $6.8 million in a closing of convertible note and warrant purchase agreements in January 2011 (see Note 8).   On May 2, 2011, the Company failed to make the third required  installment payment under such notes and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes began accruing interest at a rate of 24% per annum. Currently, all of the five investors have submitted an Event of Default Redemption Notice to the Company.  In  addition  to our May 2, 2011 payment default, we are not  in compliance with the unrestricted cash  provision of the January 2011 Note agreement.

Management’s plans include seeking financing, conversion of certain existing notes payable to preferred and common stock, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs. The Company is currently not in compliance with the NYSE Amex listing requirements more fully described in Note 14.  The NYSE Amex has granted our request to allow us until June 23, 2011 to demonstrate compliance with their listing requirements.  If we do not regain compliance, we may be delisted from NYSE Amex.  If we are delisted this may affect our ability to raise additional equity.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Sure® test kits, (ii) the absence of any commitments or firm orders from the Company’s distributors, (iii)  failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties; and (iv) failure to regain compliance with NYSE Amex continued listing requirements by June 23, 2011. The Company’s limited sales to date for the Onko-Sure® test kit make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta are successful in their claims, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.  Furthermore, if our current indebtedness is not restructured or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due.  Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.   In the event we are unable to restructure or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively eliminated.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments.  We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company  may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Radient and its wholly-owned subsidiary, NuVax.  All intercompany accounts and transactions have been eliminated.  NuVax had no operations for the three months ended March 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, valuation of investment in JPI, and valuation of common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the sales of the Company’s products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

The Company has entered into several distribution agreements for various geographic locations with third parties.  Under the terms of some of the agreements, the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide the Company quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under these arrangements. As of March 31, 2011, the Company had $24,750 of deferred revenue related to these arrangements recorded in the accompanying condensed consolidated balance sheet.

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

Product Research and Development

Internal product research and development costs are expensed as incurred.  Non-refundable third party research and development costs are expensed when the contracted work has been performed.  Product research and development costs were $46,774 and $51,036 for the three months ended March 31, 2011 and 2010, respectively.

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

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the condensed consolidated statement of operations.

Intangible Assets

The Company owns intellectual property rights and an assignment of a US patent application for its CIT technology.  The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. The purchase price was originally being amortized over the expected useful life of the technology, which the Company determined to be 20 years, based upon an estimate of three years to perfect the patent plus 17 years of patent life.  The CIT technology was fully impaired as of December 31, 2010 due to the lack of any potential future revenue and future cash flows, the high cost of future clinical studies, and limited time remaining on the patent.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

•	Significant under performance relative to expected historical or projected future operating results;

•	Market projections for cancer research technology;
•	Its ability to obtain patents, including continuation of patents, on technology; and
•	Significant negative industry or economic trends, including legal factors.

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management.  Based on its analysis, the Company fully impaired the carrying value of its investment in JPI as of December 31, 2010.

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

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the three months ended March 31, 2011, the Company issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the issuance date was $16,138,448 computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, the Company determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

During the three months ended March 31, 2011, certain convertible debt holders from the 2010 Closings converted a total of $18,038,648 which represented principal and accrued interest. This along with the first installment payment of the January 2011 financing resulted in a decrease of $4,824,496 in the derivative liabilities related to the embedded conversion feature of the converted debt.  In addition, during the three months ended March 31, 2011, 17,517,302 warrants were exercised by Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. as well as certain warrant holders from the 2010 Closings. This resulted in a decrease of $17,191,152, representing the fair value of the warrants reclassified to additional paid –in capital.

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate change due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying condensed consolidated statement of operations.  The Company recorded an aggregate gain of $9,304,157 and loss of $42,994 due to change in the fair value of the derivative liabilities as a component of other expense, net during the three months ended March 31, 2011 and 2010, respectively.

Fair Value Measurement of Derivative Instruments

The Company determines the fair value of its derivative instruments using a three-level hierarchy for fair value measurements which these liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

Accounting for Debt Modifications and Extinguishments

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

Under ASC Topic 270, Interim Reporting (“ASC 270”), the Company is required to adjust it effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

The Company has employee compensation plans under which various types of share-based instruments are granted. The Company accounts for its share-based payments in accordance with FASB ASC 718-10, Stock Compensation (“ASC 718-10”). ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be measured based upon their grant date fair value, and be recognized in the statements of operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards.

Basic and Diluted Loss Per Share

Basic net loss per common share from operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from operations, basic and diluted loss per share are the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	For the three ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Basic and diluted net loss per share:
Numerator: Net loss	$(11,427,555)	$(2,597,242)
Denominator: Weighted-average common shares outstanding, basic and diluted	90,628,609	23,887,666

Basic and diluted net loss per share	$(0.13)	$(0.11)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method. These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the three-months then ended:

	For the three months
	ended March 31,
	2011	2010
Dilutive shares	24,856,578	18,585,269

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the three-months then ended.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were $3,330 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Risks and Uncertainties

The Company’s proprietary test kit is deemed a medical device or biologic, and as such is governed by the United States Federal Food and Drug Administration (“USFDA”) and by the regulations of state agencies and various foreign government agencies.

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

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure®  test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased.  We currently have two lots remaining which are estimated to produce approximately 21,000 test kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand.  Although we are investigating alternatives or outsourcing of this component so that we are in a position to have an unlimited supply of Onko-Sure® in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed.

The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.

Concentrations of Credit Risk

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. At March 31, 2011, the Company had approximately $3,833,468 in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

Customers

During the three months ended March 31, 2011 and 2010, we had three customers which represented approximately 96% and  85% of our total net revenues, respectively.  Of these,  one customer was based  in the U.S. and represented approximately 12% and  27% of our net revenues and two customers were based outside the U.S. and represented approximately 84% and 58% of our net revenues, respectively.

Below is a table showing our major customers and percentage of net revenues for each for the three months ended March 31, 2011 and 2010:

		% of Net Revenues
Customer	Location	2011	2010
A	U.S.	0%	27%
B	U.S.	12%	0%
Total U.S.		12%	27%

B	Vietnam	0%	31%
C	Taiwan	39%	27%
D	Korea	45%	0%
Total Foreign		84%	58%

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$127,081	$-
Cash paid during the period for taxes	$7,584	$-
Supplemental disclosure of non-cash activities:

Fair value of warrants issued in connection with 2010 Convertible Debt, included in debt issuance costs and debt discount	$-	$231,627
Voluntary conversion of convertible debt and accrued interest	$23,294,222	$394,000
Fair value of stock recorded as prepaid consulting	$-	$317,500
Fair value of embedded conversion features	$-	$205,941
Reclassification of derivative liabilities to equity due to conversion or exercise of warrants	$22,015,648	$132,181
Amount paid directly from proceeds in connection with 2010 Convertible Debt unrelated to the financing	$-	$25,000
Conversion of warrants to common stock (cashless)	$14,858	$-
Debt discount related to derivative liabilities	$7,886,194	$-
Debt issuance costs and OID related to January 2011 Notes	$1,617,500	$-

Recent Accounting Pronouncements

New pronouncements issued but not effective until after March 31, 2011, are not expected to have a significant effect on the Company’s condensed consolidated financial position or results of operations.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Raw materials	$67,664	$70,402
Work-in-process	13,113	6,562
Finished goods	8,060	5,940
	$88,837	$82,904

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Office equipment	$146,877	$140,132
Lab equipment	79,467	79,467
	226,344	219,599
Less accumulated depreciation	(152,870)	(143,637)
	$73,474	$75,962

Depreciation expense was $9,233 and $8,412 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2010:

For the year ended
December 31,
2010
(Audited)
Intellectual Property	$2,000,000
Additions	-
Impairment	(1,058,333)
Accumulated Amortization	(941,667)
Net balance at end of period	$-

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

As part of the acquisition of the CIT technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has not paid any royalties to Dr. Chang to date as there have not been any sales of combination gene therapy products.

Based on a valuation analysis, and due to the lack of any potential future revenue and future cash flows, the high cost of future clinical studies, and limited time remaining on the patent, the Company determined that the carrying value of the intangible asset had been impaired and accordingly recorded an impairment of the intangible asset of $1,058,333 as of December 31, 2010.

During the three months ended March 31, 2011 and 2010, amortization expense totaled $0 and $25,000 respectively.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Prepaid insurance	$33,771	$54,133
Legal retainers	78,617	44,430
Accounting and other consulting expenses	80,237	36,352
Total prepaid expenses	$192,625	$134,915

NOTE 7 — DERIVATIVE INSTRUMENTS

The Company estimates the fair value of common stock purchase warrants and embedded conversion features of  its convertible debt using the Binomial Lattice model. In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the three months ended March 31, 2011:

For the three months
ended March 31, 2011
Annual dividend yield	—
Expected life (years)	0.02 – 5.56
Risk-free interest rate	0.01% — 2.5%
Expected volatility	104.4% — 254.6%

For the warrants that include optional cashless exercise provisions, the Company applied a 90%/10% and 0%/100%  probability that the holder will exercise under either the cashless exercise or the cash exercise scenario, for the warrants related to 2010 and  2011 closings, respectively. The cashless exercise provision expires once the underlying the warrants’s shares are registered.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s common stock purchase and embedded conversion features of its convertible debt measured at fair value on a recurring basis as of March 31, 2011:

	Level 3
	Carrying Value at
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Derivative liabilities:
Embedded conversion options	$2,649,297	$7,912,388
Warrants	11,235,210	21,153,476
Total derivative liability	$13,884,507	$29,065,864

	For the three months ended
	March 31, 2011	March 31, 2010
Increase/(decrease) in fair value included in other income (expense), net	$(9,304,157)	$42,994

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Embedded Conversion Features:
Balance at beginning of year	$7,912,389	$44,358
Derivative liabilities added - conversion features	4,994,441	205,941
Reclassification to equity in connection with conversion of underlying debt to equity	(4,824,496)	(48,309)
(Gain)/Loss on change in fair value included in net loss	(5,433,037)	72,718
Ending balance	$2,649,297	$274,708

Warrants:
Balance at beginning of year	$21,153,475	$310,400
Derivative liabilities added - warrants	11,144,007	231,627
Reclassification to equity in connection with exercise of underlying stock warrants	(17,191,152)	(83,872)
(Gain)/Loss on change in fair value included in net loss	(3,871,120)	(29,724)
Ending balance	$11,235,210	$428,431

NOTE 8 — DEBT

Debt consists of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Debt:

Convertible Notes issued September 2008, net of unamortized discount of $0 at March 31, 2011 and December 31, 2010, respectively	$46,442	$363,942

First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $1,410,422 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $0 at March 31, 2011 and December 31, 2010, respectively	100,867	472,937

Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $4,148,642 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $31,936 and $1,466,390 at March 31, 2011 and December 31, 2010, respectively	656,072	8,172,418

Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $3,326,941 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $42,522 and $749,428 at March 31, 2011 and December 31, 2010, respectively	536,084	6,534,543

Fourth Closing of 2010 Convertible Note, issued April 26, 2010, including additional $480,108 principal and interest for trigger events, net of unamortized discount of $199,829 at December 31, 2010	-	965,448

Senior Notes, net of unamortized discount of $0 at March 31, 2011 and December 31, 2010, respectively	656,250	4,441,563

Bridge note, including additional $104,138 principal and interest for penalties, net of unamortized discount of $0 at December 31, 2010	-	140,360

January 2011 Notes, issued January 31, 2011, net of unamortized discount of $5,906,250 at March 31, 2011	1,687,500	-
Total debt, net of unamortized discount, all current	$3,683,215	$21,091,211

The significant terms of the Company’s debt issued prior to December 31, 2010 are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 3, 2011, the shares underlying the Exchange Agreement (see below) with the Senior Note holders and the Bridge Loan were approved by the NYSE Amex and these notes became convertible into the Company’s common stock.

During the three months ended March 31, 2011, convertible note holders converted an aggregate of $21,436,686 of principal, representing 91% of the total outstanding balance, and $1,857,536 of accrued interest, into a total of 55,505,799 shares of the Company’s common stock.  The following table summarizes the conversion of the notes (the Company did not receive any conversions notices for the January 2011 Notes):

Debt	Gross Principal Balance at 12/31/10	Interest Accrued to Date of Conversion or end of quarter	Principal Conversion Amount	Interest Conversion Amount	Gross Principal Balance Due after conversion	Interest Balance Due after conversion	% Converted	Number of Shares Issued
2008 Convertible 10%	$363,942	$63,338	$(317,500)	$(53,555)	$46,442	$9,783	87%	476,692

2010 Financings:
1st Close	472,937	46,844	(372,070)	-	100,867	46,844	79%	520,000
2nd Close	9,638,808	722,461	(8,950,800)	(507,886)	688,008	214,575	93%	25,836,539
3rd Close	7,283,971	502,960	(6,705,365)	(257,209)	578,606	245,751	92%	14,505,363
4th Close	1,165,278	85,721	(1,165,278)	(80,042)	-	5,679	100%	2,642,809
	18,560,994	1,357,986	(17,193,513)	(845,137)	1,367,481	512,849	93%	43,504,711

Senior Note Series 1	2,196,875	552,328	(2,196,875)	(552,328)	-	-	100%	5,931,529
Senior Note Series 2	2,244,688	512,463	(1,588,438)	(381,042)	656,250	131,421	71%	5,000,606
	4,441,563	1,064,791	(3,785,313)	(933,370)	656,250	131,421	85%	10,932,135

Bridge Note	140,360	25,474	(140,360)	(25,474)	-	-	100%	592,261

Total Convertible Debt	$23,506,859	$2,511,589	$(21,436,686)	$(1,857,536)	$2,070,173	$654,053	91%	55,505,799

Activity in connection with the Company’s convertible debt for the three months ended March 31, 2011, is as follows:

	10% Notes Issued Sept '08	2010 Notes (all closings)	Senior Notes (Series 1 and Series 2)	Bridge Loan	January 2011 Notes	Total
Carrying Value Before Discount at December 31, 2010	$363,942	$18,560,994	$4,441,563	$140,360	$-	$23,506,859
Face value of debt issued in 2011	-	-	-	-	8,437,500	8,437,500
Payments on debt	-	-	-	-	(843,750)	(843,750)
Portion of note converted to equity	(317,500)	(17,193,513)	(3,785,313)	(140,360)	-	(21,436,686)
Carrying Value Before Discount at March 31, 2011	46,442	1,367,481	656,250	-	7,593,750	9,663,923

Discount, net of accumulated amortization at December 31, 2010	-	(2,415,650)	-	-	-	(2,415,650)
Discount attributable to 2011 notes	-	-	-	-	(8,437,500)	(8,437,500)
Amortization expense	-	2,341,192	-	-	2,531,250	4,872,442
Discount, net of accumulated amortization at March 31, 2011	-	(74,458)	-	-	(5,906,250)	(5,980,708)
Net Carrying Value at March 31, 2011	$46,442	$1,293,023	$656,250	$-	$1,687,500	$3,683,215

September 2008 Convertible Notes

In September 2008, the Company issued $2,510,000 of Convertible Debt securities (the “2008 Convertible Debt”).  The 2008 Convertible Debt originally bore an interest rate of 10%, and was due in September 2010 or upon a change in control of the Company or certain other events of default, as defined.  However, if the 2008 Convertible Debt had not been converted to common stock at the maturity date, the holder would be entitled to receive bonus interest equal to 50% of the face value of the note, in addition to the coupon rate of interest.  The 2008 Convertible Debt is unsecured.

During the years ended December 31, 2010 and 2009, 2008 Convertible Debt holders converted their notes and accrued interest balances to shares of the Company’s common stock, representing a total of 90% of the total 2008 Convertible Debt.

Pursuant to a Letter Agreement dated September 24, 2010, the Company sought the remaining 2008 Convertible Debt holders’ agreement to waive the current default and allow the Company until November 15, 2010 to issue them the shares underlying the 2008 Convertible Debt. In consideration for waiving the default and extending the maturity date to November 15, 2010, we increased the principal balance of the 2008 Convertible Debt outstanding as of September 14, 2010 by $56,635 or 25% of the outstanding balance on September 14, 2010 (the “25% Increase”) and increased the interest rate to 18%, which rate applies to the interest due from September 15, 2010 until the Debt is converted pursuant to the 2008 Letter Agreement. The 2008 Convertible Debt holders were entitled to the Bonus Interest, which we calculated as a one-time fee of $113,269 or 50% of the outstanding principal balance on September 14, 2010 the principal balance of the Debt outstanding on September 14, 2010.  The amount of the 25% Increase and Bonus Interest was combined and directly applied to the principal amount of the Debts outstanding on September 14, 2010. The outstanding balance of the 2008 Convertible Debt immediately before the 2008 Letter Agreement was $226,538.  Finally, we agreed to adjust the Conversion Price of the  2008 Convertible Debt to equal 80% of the VWAP for the 5 trading days immediately preceding the date we receive NYSE Amex approval of the additional shares to be issued pursuant to the adjusted price (the “Adjusted Shares”); provided however, that in no event shall the Conversion Price be less than $0.28 per share.

Since we did not issue the shares on November 15, 2010, because the SEC comment period prevented us from holding a shareholder meeting to obtain the related approval for such issuance on November 15, 2010, the outstanding  2008 Convertible Debt are susceptible to default. As of the filing date, we have not received any default notices.

As of December 31, 2010, the principal amount of $363,942 was outstanding on the  2008 Convertible Debt, with a combined accrued interest of $60,714, all of which is convertible into shares of our common stock pursuant to the Letter Agreement described above.

During the three months ended March 31, 2011, note holders converted $317,500 of principal and $53,555 of interest, representing 87% of the outstanding balance of the note balance as of December 31, 2010.  The Company issued 476,692 shares of its common stock upon the conversion of the notes.  The balance as of March 31, 2011 was $46,442 in principal and $9,783 of accrued interest.

2010 Note and Warrant Purchase Agreements

During year ended December 31, 2010, the Company completed four closings of convertible note and warrant purchase agreements (“Purchase Agreements”), aggregating to approximately $11 million.  The convertible notes issued in the four 2010 Closings, (collectively“2010 Notes”) mature one year from the date of their respective issuance and carried an original 20% issuance discount. The Purchase Agreement for the First closing included a five-year warrant to purchase 1,100,000 shares of the Company’s common stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note).  The Purchase Agreements for the Second, Third, and Fourth closings included a five-year warrant to purchase up to 12,048,668 shares of the Company’s common stock at initial exercise prices ranging from $0.28 to $0.89 per share.  The 2010 Note holders may convert the 2010 Notes, in whole or in part, into shares of the Company’s common stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Notes) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion.

The embedded conversion feature of the 2010 Notes and related warrants were  recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the  2010 Notes and the exercise price of the Warrants. The Company originally recorded a debt discount of $10,783,530, representing the value of the embedded conversion feature and warrants. The debt discount is being amortized on a straight-line method over the terms of the debt, which approximates the effective-interest method.  During the three months ended March 31, 2011, the Company recorded $2,341,191 of amortization of the debt discount, which included $242,090 in accelerated amortization due to the conversions.

The Company also incurred debt issuance costs totaling $821,300 in association with the 2010 Notes. Those costs are included in other assets in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, and are being amortized over the life of the debt using the effective interest method. During the three months ended March 31, 2011, the Company recorded $136,976 of amortization of the debt issuance costs.

Interest on the unpaid principal balance of the 2010 Notes originally accrued at the rate of 12% per annum, which would increase to 18% upon the occurrence of a trigger event, as that term is defined in the 2010 Notes. Pursuant to the terms of the First, Second, and Third closings, a trigger event occurred when the Registration Statement the Company filed on May 3, 2010 was not declared effective by June 1, 2010 and therefore the interest on the notes issued in those three closings increased to 18% per annum. The terms of the Fourth closing required the Company to have the registration statement declared effective by August 31, 2010 and therefore a Trigger Event occurred when the Registration Statement the Company filed on May 3, 2010 was not declared effective by August 31, 2010 with respect to the notes issued in the Fourth Closing.

As a result of the Trigger Events, the principal amounts of the 2010 Notes was increased from $11,057,365 to $14,081,712. In addition, pursuant to the terms of the Registration Rights Agreement, the Company recorded an additional $410,000 as interest expense which represents the maximum amount of $10,000 payable to each convertible note holder in the four closings due to failure to obtain effectiveness of registration statement.

Additionally, we were required under the terms of the 2010 Notes to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third, and Fourth Closings. Due to the SEC review of our proxy statement and periodic reports that we are required to submit to our shareholders with this Proxy Statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore were not able to have a meeting or obtain shareholder approval on such date. This failure constituted an Event of Default under the 2010 Notes, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the default, to maintain good relationships with the investors of the 2010 Notes, we requested the 2010 Notes’ investors to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010, as well as waive any defaults related thereto, in exchange for which we increased the balance of the notes by 25% (the “Extension”). As a result of the 25% increase from the Extension, the principal amount of such notes was increased to $18,872,264.

On October 14, 2010, the Company entered into a forbearance agreement (“Forbearance Agreement”) with two investors (ISP Holdings, LLC and St. George Investments, LLC) of the 2010 Notes. These investors negotiated the terms of the Forbearance Agreement in lieu of entering into the Extension the other 2010 Notes investors signed. Pursuant to the Forbearance Agreement, the two investors refrained and temporarily forbore from exercising and enforcing their remedies against the Company due to the event of default and in return the Company agreed as a compensation for damages to the two investors to increase the outstanding balance of the 2010 Notes to ISP Holdings, LLC by 68% and increase the outstanding balance of the 2010 Notes to St. George Investments, LLC by 25%. In addition, the Company agreed to obtain the required Shareholder Approval to issue the shares underlying the 2010 Notes and warrants on or before November 15, 2010.  In relation to this agreement, the Company recorded $381,920 in additional principal, and offsetting interest expense, for the liquidation damages of the warrants and $300,773 as a loss on extinguishment of debt and is reflected in other expenses, net, in the accompanying consolidated statements of operations.  Since we did not hold the meeting by November 15, 2010 (due to the SEC comment period), these two note holders submitted notice to us that the balance of their note shall increase by another 25% under the terms of the Forbearance Agreement.  We attempted to negotiate a settlement with these two holders since we ultimately held the meeting and the delay was out of our control as a result of the SEC comment period. However, as of the date of this Report, we have not reached any agreement.  As of December 31, 2010, we increased the outstanding note balance of these two note holders by $868,522 for the 25% that is contractually due, but currently under negotiations.  Since we had not  heretofore entered into any settlement, on May 26, 2011, these two note holders submitted default notices to us demanding payment of the note in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  The default notices demand payment by June 1, 2011 or threaten legal action.  As of the date of this filing, we are not aware that any legal action has been instituted regarding this default and we are working with these two note holders to reach an amicable settlement regarding their claimed default.

During the three months ended March 31, 2011, as detailed in the table above, a total of $17,193,513 of principal and $845,137 of accrued interest of this debt, representing 93% of the total 2010 Notes outstanding was converted into 43,504,711 shares of the Company’s common stock.

Convertible Senior Notes

Series 1

In December 2008, in the first closing of the 12% Senior Note offering, the Company issued units consisting of $1,077,500 principal amount of 12% Senior Promissory Notes (“Series 1 Senior Notes”) and five-year warrants to purchase a total of 862,000 shares of the Company’s common stock at $1.00 per share. On January 30, 2009, the Company conducted the second and final closing of the Series 1 Senior Note offering whereby the Company sold an additional $680,000 principal amount of Senior Notes and a five-year warrant to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the Senior Note Offering were sold in 2008 and 2009. The Senior Notes originally bore an interest rate of 12% per annum, payable semi-annually on June 1st and December 1st of each year after issuance. The Senior Notes mature on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions. The Senior Notes are unsecured, and are senior to the other Convertible Debt. The Company is not permitted to issue additional notes or evidence of indebtedness that are senior in priority to the Senior Notes, however, the Company was permitted to issue notes up to an aggregate principal amount of $2,500,000 which are of equal priority with the Senior Notes. In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of these notes by $439,372. The total principal of the Series 1 Senior Notes at December 31, 2010 was $2,196,875 and $526,325 of accrued interest.

On January 3, 2011, the shares underlying the Exchange Agreement with the Senior Note holders were approved by the NYSE Amex and these notes became convertible into the Company’s common stock.

During the three months ended March 31, 2011, note holders converted $2,196,875 of principal and $552,328 of interest, representing 100% of the outstanding balance of these notes. The Company issued 5,931,529 shares of its common stock upon the conversion of the notes.

Series 2

On May 4, 2009, the Company conducted a first closing of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,327,250 principal amount of Series 2 Senior Notes and five-year warrants to purchase a total of 2,123,600 shares of the Company’s common stock at $0.98 per share (the “Warrant Shares”). On June 12, 2009, the Company conducted the second closing of a private offering under Regulation D for the sale to accredited investors of units consisting of $468,500 principal amount of Series 2 Senior Notes (“Series 2 Senior Notes”) and five-year warrants to purchase a total of 749,600 shares of the Company’s common stock at $1.11 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was 115% of the five (5) day volume weighted average closing price of the Company’s common stock on NYSE Amex US for the five (5) trading days prior to the date of the closing. In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $448,941. The total principal of these notes at December 31, 2010 was $2,244,688 and accrued interest was $457,769.

During the three months ended March 31, 2011, note holders converted $1,588,438 of principal and $381,042 of interest, representing 71% of the outstanding balance of these notes. The Company issued 5,000,606 shares of its common stock upon the conversion of the Series 2 Senior Notes. The balance of the Series 2 Senior Notes as of March 31, 2011 was $656,250 in principal and $131,421 of accrued interest.

Exchange Agreement

The Company did not make the required interest payments on the Series 1 Senior Notes or the Series 2 Senior Notes (collectively “the Senior Notes”) due on December 1, 2009 or March 1, 2010. The Company did not have sufficient cash to satisfy these Notes and carry on current operations. Consequently, under the terms of the Series 1 and 2 Senior Notes, the interest rate increased from 12% to 18% per annum. The failure to pay interest as scheduled represented an Event of Default under the terms of the Series 1 and 2 Senior Notes and all senior debt was classified as current. However, none of the holders declared default, or declared the outstanding Senior Notes and other contractual obligations immediately due.

In order to resolve the defaults and to preserve as much cash as possible for operations, management put together an exchange agreement (the “Debt Exchange”) to enter into with its the debt holders, subject to shareholder approval (“Shareholder Approval”) of such share issuances, pursuant to which the debt holders would exchange their outstanding Senior Notes or other debt obligations for shares of the Company’s common stock. Some of the key provisions of the Debt Exchange agreement were as follows:

First, all of the issuances pursuant to the proposed Debt Exchanges were subject to Shareholder Approval. To that end, the Company filed its initial Preliminary Proxy Statement on Schedule 14A on February 1, 2010; the Company was to obtain the required Stockholder Approval by September 15, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the Senior Notes would fall back into default, pursuant to which the note holders could declare the full amount owed on the Senior Notes immediately due and payable, if the Company failed to hold the meeting by the required dates. Once the Company obtained Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement would be convertible into shares of common stock and the holders thereof would waive all current and future defaults under the debt.

Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended.

Third, the issuance of all of the shares of common stock to be issued under these Debt Exchanges was subject to NYSE Amex listing approval.

Under the terms of the Debt Exchange agreement, the Senior Notes would become convertible once all items above were met. The number of shares of common stock to be issued to the note holder upon conversion shall be an amount equal to the quotient of: the amount of principal sought to be exchanged divided by seventy percent (70%) of the VWAP for the five (5) trading days immediately preceding the date of the exchange request; provided however, in no event shall the exchange price be less than $0.28.

In September 2010, the Company amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Senior Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Senior Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Senior Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. Due to the SEC’s review of the periodic reports that we were required to mail with the proxy statement, seeking the Stockholder Approval, we were unable to hold the related meeting until December 3, 2010. Our stockholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011. All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remains in effect and no other consideration is owed to the note holders pursuant to this default. The total for the additional penalty was $888,275 and was included in loss on extinguishment of debt for the year ended December 31, 2010. As of the date of this filing, we have not received notice from any note holders declaring a default. Any shares of common stock to be issued pursuant to the Debt Exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

On January 3, 2011 when the NYSE Amex approved the listing of the shares, all conditions of the exchange were satisfied and the Series 1 and 2 Senior Notes were exchanged for Senior Convertible Notes (as all of the shares underlying the Debt Exchange Agreement are eligible for resale pursuant to Rule 144 as promulgated under the Securities Act of 1933, as amended – we requested all of the outstanding Series 1 and Series 2 Note holders to waive the registration requirement). As a result of the Debt Exchange agreement the Senior Notes were considered extinguished and new Senior Convertible Notes issued. In accordance with relevant accounting guidance, the Company determined the new Senior Convertible Notes contained a beneficial conversion feature. The Company recorded $4,441,563 as the fair value of the beneficial conversion feature to additional paid-in capital and loss on extinguishment.

As of March 31, 2011, principal and interest in the amount of approximately $4,718,683, representing 85% of the Senior Convertible Notes have been converted into shares of the Company's common stock (see above).

Activity in connection with the Company’s Senior Convertible Notes during the three months ended March 31, 2011, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value at December 31, 2010	$1,346,875	$850,000	$1,659,063	$585,625	$4,441,563
Additional penalties and trigger events note increase	-	-	-	-	-
Principal converted	(1,346,875)	(850,000)	(1,252,813)	(335,625)	(3,785,313)
Carrying Value at March 31, 2011	$-	$-	$406,250	$250,000	$656,250

The Bridge Loan Agreement

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “Senior Notes”. Interest under the Bridge Loan was set at 12% per annum. However, because the Company did not repay the Bridge Loan as scheduled on or before October 9, 2009, the interest rate was increased to 18% per annum, retroactive to September 10, 2009. Since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the current principle value of the Bridge Loan $83,000 as of December 31, 2009. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, the Company issued to the Lender a two-year warrant to purchase 116,000 shares of the Company’s common stock exercisable at $0.60 per share (the “Two-Year Warrant”). This warrant was valued at $34,800 using the Black-Scholes model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the Bridge Loan Agreement. Under the appropriate accounting guidance, the Company recorded the value of the warrant at its relative fair value and recorded the relative fair value of the warrants as a debt discount which was amortized to interest expense over the term of the bridge loan. The Company paid cash fees associated with this debt of $15,000, which was recorded as debt issuance costs. The Company recorded interest expense of approximately $49,800 related to the debt issuance costs as of December 31, 2010.

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

Pursuant to the Bridge Loan Exchange Agreement, we were required to obtain shareholder approval by September 15, 2010. Since our failure to obtain shareholder approval by September 15, 2010 would subject us to being in default of the Bridge Loan, on September 13, 2010, we sought the Bridge Loan holder’s agreement to instead hold the meeting on or before November 15, 2010. In consideration for their agreement to extend the time in which we were to obtain shareholder approval, and waive any defaults related to our failure to hold the meeting by September 15, 2010, we agreed to increase the principal balance of the Bridge Loan by 25% and pay an additional $5,000 in legal fees related to the default. In accordance with relevant accounting guidance, the Company recorded the 25% increase of $57,360 to the principal balance as a loss on extinguishment.

On September 14, 2010, the Company recorded a beneficial conversion feature of the principal balance of the note, which resulted in the recording of $140,360 as debt discount and amortization expense of $140,360 through  December 31, 2010. As a result of this agreement, we agreed to issue the holder 592,261 shares (instead of 404,526), which includes interest payments due through December 31, 2010. The issuance of shares pursuant to the amendment was subject to our receipt of NYSE AMEX listing approval and Shareholder Approval. If we did not receive Shareholder Approval, the exercise price of the warrants would remain at their pre-agreement amounts and the Company will have to pay the principal and accrued interest in cash. The Shareholder Approval was received on December 3, 2010 and the NYSE Amex listing approval was received on January 3, 2011.

As of December 31, 2010, the principal of the Bridge Loan was $140,360 and related accrued interest was $25,474.

During the three months ended March 31, 2011, aggregated principal and interest in the amount of $165,834 was converted into 592,261 shares of the Company’s common stock.

January 2011 Notes

On January 30, 2011, the Company entered into a securities purchase agreement with 5 accredited investors in a private equity financing of $8,437,500 and received approximately $7,500,000 in gross proceeds pursuant to the sale of convertible notes pursuant to the securities purchase agreement. Net proceeds from the financing were approximately $6,820,000. In connection with the closing of the transactions, the Company issued Convertible Promissory Notes in the aggregate principal amount of $8,437,500 (the “January 2011 Notes”), at a purchase price of $888.88 for each $1,000 of principal amount of notes, which are initially convertible into an aggregate of 14,062,500 shares of the Company’s common stock (“2011 Note Shares”) to the Investors. The Investors also received: (i) Series A Warrants (“Series A Warrants”) to purchase an aggregate of 14,062,500 shares of our common stock (“Series A Warrant Shares”) at an initial exercise price of $0.67 per share and (ii) Series B Warrants (“Series B Warrants,” together with the Series A Warrant, the “Warrants”) to purchase an aggregate of 7,031,250 shares of our common stock (the “Series B Warrant Shares,” together with the Series A Warrant Shares, the “Warrant Shares”) at an initial exercise price of $0.8175 per share for their investment. Each of the Warrants has a term of five (5) years from the date the Warrants are initially exercisable.

Pursuant to the terms of the securities purchase agreement, the Company was required to have a shareholder meeting no later than April 30, 2011 seeking shareholder approval for (a) the issuance of all January 2011 Note Shares and Warrant Shares without any restrictions or limitations pursuant to the NYSE Amex and (b) an increase in the Company’s authorized shares of common stock to 400,000,000 (“Shareholder Approval”). Prior to obtaining Shareholder Approval the Company is required to reserve that number of shares of its common stock which represents 100% of the January 2011 Shares and the Series A Warrant Shares; after obtaining Shareholder Approval, the Company is required to reserve that number of shares of its common stock which represents 130% of the shares of common stock issuable upon conversion of the January 2011 Notes and exercise of the Warrants. Failure to obtain Shareholder Approval by the required dates constitutes an event of default under the January 2011 Notes.

Pursuant to the securities purchase agreement and January 2011 Notes, for so long as any January 2011 Notes or Warrants remain outstanding, the Company cannot issue or sell any rights, warrants or options to subscribe for or purchase shares of its common stock or directly or indirectly convertible into or exchangeable or exercisable for shares of its common stock at a price which varies or may vary with the market price of its common stock, including by way of one or more reset(s) to any fixed price unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable conversion price of the January 2011 Notes or the then applicable exercise price of the Warrants. For so long as any January 2011 Notes or Warrants are outstanding, unless or until the Company has received Shareholder Approval, the Company shall not take any action if the effect of such action would be to cause the exercise price of the Warrants or the conversion price of the January 2011 Notes to be reduced or to cause the number of January 2011 Note Shares or Warrant Shares to be increased. For so long as any January 2011 Notes are outstanding, neither the Company nor our subsidiaries shall incur any debt, other than trade payables incurred in the ordinary course of business consistent with past practice, certain unsecured indebtedness incurred by the Company that is made expressly subordinate to the January 2011 Notes, and in connection with certain scheduled transactions contemplated by our subsidiaries.

The January 2011 Notes mature on December 1, 2011 and are convertible at any time at the Buyers’ option; however the January 2011 Notes cannot be converted if such conversion would result in a Buyer beneficially owning more than 4.99% of the Company’s outstanding common stock. The Company is required to pay a certain portion of the January 2011 Note (“Installment Amount”) back on the first day of each month during the term of the January 2011 Note, beginning on March 1, 2011, and the Company has the option to pay the Installment Amount in shares of its common stock, if certain conditions as set forth in the January 2011 Notes are met, in cash or in any combination of shares of its common stock and cash. The Installment Amount for each January 2011 Notes is equal to the lesser of (A) the product of (i) $843,750 multiplied by (ii) a Buyer’s pro rata portion of all of the January 2011 Notes sold pursuant to the financing and (B) the outstanding principal amount under such Buyer’s January 2011 Note as of such payment date. If the Company elects to pay any portion of the Installment Amount in cash, it has to pay an amount in cash equal to 100% of the applicable redemption amount; if the Company fails to do so, the Buyer has the right to require the Company to convert all or any portion of such amount owed into shares of common stock at the then current conversion price. If the Company elects to pay any portion of the Installment Amount in shares of common stock, then the Company is required to issue such number of shares of its common stock equal to the quotient of the formula set forth in the January 2011 Notes. Upon the occurrence of an Event of Default under the January 2011 Note, a or a Change of Control – as that term is defined in the January 2011 Notes, the Buyer has the right to force the Company to redeem all or any portion of such Buyer’s January 2011 Notes in cash at a price equal to 125% of the greater of (x) the amount of the January 2011 Note sought to be redeemed and (y) the product of (A) the quotient of the amount sought to be redeemed divided by the then current conversion price and (B) the greatest closing sale price of our common stock on any trading day during the period beginning on the date immediately preceding (y) in the event of an event of default, such event of default, or (x) in the event of Change of Control, the earlier to occur of (1) the consummation of the Change of Control and (2) the public announcement of such Change of Control, and ending on the date the Buyer delivers redemption notice.

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

The conversion price of the January 2011 Notes and exercise price of the Warrants are each subject to adjustment if the Company issues additional shares of its common stock or securities convertible or exercisable into shares of its common stock at a price below the conversion price or exercise price, respectively, as well as upon subdivision or combination of its common stock and other events similar to the aforementioned events. Upon any anti-dilution adjustment of the exercise price of the Warrants, the number of Warrant Shares issuable upon exercise of such Warrants will be proportionately increased. The exercise price of the Warrants is also subject to further adjustment pursuant to other specified events in the Warrant. The warrants may be exercised on a cashless basis as long as a registration statement is not declared effective. The number of net shares issuable upon a cashless exercise is calculated as follows: (A x B) – (A x C) /D where A) is the number of warrants being exercise, B) is the WAP of the common stock on the day preceding the date of exercise, C) is the warrant exercise price, and D) is the common stock closing price on the date of exercise.

The January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times. In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligations.

The Company also entered into a Registration Rights Agreement with the Buyers pursuant to which it is required to file the registration statement by February 9, 2011 providing for the resale of 130% of the shares of common stock issuable upon conversion of the January 2011 Notes and exercise of the Warrants, although certain exceptions to the amount required to be registered at any one time as a result of certain securities laws are contained in the registration rights agreement. The Company is also required to have the registration statement declared effective within 60 days after the closing of this financing (or 90 days if there is a full review by the Securities and Exchange Commission). We are also required to keep the registration effective at all times until the earlier of (i) the date as of which the Buyers may sell all of the January 2011 Note Shares and Warrant Shares without restriction or limitation pursuant to Rule 144 of the Securities Act of 1933, as amended and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) promulgated thereunder or (ii) the date on which the Buyers shall have sold all of the January 2011 Note Shares and Warrant Shares required to be registered under the Registration Rights Agreement. If the Company fails to file the registration statement by the required date, have it effective by the required date or maintain the effectiveness as required, that the Company shall be required to pay to the Buyers an amount in cash equal to 1.5% of the purchase price for the January 2011 Note Shares and Warrant Shares included in the applicable registration statement. Such amount shall be due on the date of such failure and every 30 days thereafter for which the failure is not cured and if the payments are not made on time, they shall bear interest at the rate of 1.5% per month. The registration statement was filed on February 9, 2011. On March 10, 2011, the Company received notice from the SEC that it did not meet the eligibility requirements for the S-3 filing to register the shares on such form and therefore must seek to register the shares on Form S-1. The Company intends to file an S-1 registration as soon as practicable after filing the Form 10-K for the year ended December 31, 2010, as such information is required in the registration statement. As of April 1, 2011, the registration was not effective and the Company paid in cash $126,563 of additional interest for the registration penalty.

The embedded conversion feature of the January 2011 Notes and Warrants was recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the January 2011 Notes and the exercise price of the Warrants. In addition, the Company issued five-year warrants to purchase 839,552 shares of the Company’s common stock exercisable at $0.67 per share to placement agents in association with the January 2011 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $4,994,441 and $11,144,007 respectively, as computed using the Binomial Lattice option pricing model.

The Company established a debt discount of $8,437,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the three months ended March 31, 2011, the Company recorded amortization of the debt discount of $2,531,250 which includes accelerated amortization of $843,750 for principal payment made on March 1, 2011.

The Company also incurred debt issuance costs of $680,000, which were deducted from the net proceeds. In addition, the fair value of the placement agent warrants was recorded as a debt issuance cost in the amount of $386,194. These costs are included in debt issuance costs in the condensed consolidated balance sheet at March 31, 2011, and are being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. During the three months ended March 31, 2011, $225,604 was amortized as interest expense.

On March 1, 2011, the Company made the first installment due of $843,750 and the balance of the notes is $7,593,750.

On May 3, 2011, the Company failed to make the third installment on the January 2011 Notes and an event of default occurred. As a result, all of the five investors submitted an Event of Default Redemption Notice to the Company, pursuant to which they seek to redeem their January 2011 Notes in full (see note 14).

Embedded Conversion Features and Warrants

The 2010 Notes and the January 2011 Notes carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. The Company uses the Binomial Lattice model to estimate the fair value of the derivative instruments at their grant dates, triggering dates, and quarter ends.

The warrants carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the following assumptions. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature will no longer be available to the holder. As of March 31, 2011, the Company has not filed a registration statement which has resulted in the continuance of the cashless exercise feature. The Company also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date the registration statement is declared effective. For the 2010 Notes, based on the cashless exercise notices received by the Company through the date of this filing and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 90% likelihood that the investors would exercise under the cashless exercise provision and 10% likelihood that they would effect a standard exercise via cash. For January 2011 Notes, considering $0 intrinsic value of the warrants as of March 31, 2011, and the fact that there was no exercise notices received, the Company considered a 0% likelihood that the investors would exercise under the cashless exercise provision.

The Company, through its valuation expert, performed the following steps to estimate the fair value of the warrants on their grant date, at each quarter end and at year end. The Company values the warrants (assuming standard cash exercises,) under the Binomial Lattice option pricing model (“Binomial Model — Normal”). In addition, the Company values the same warrants under a separate Binomial Lattice option pricing model (“Binomial Model — Cashless”), assuming that the holder would exercise under the cashless exercise feature prior to the date of the registration statement being declared effective. Under the Binomial Model — Cashless, the Company uses a much shorter expected term (commensurate with the assumed date that the Company expect the registration statement to be declared effective), resulting in different volatility amounts and discount rates. One other factor that is considered for the value estimated under the Binomial Model — Cashless is that if the holder of the warrant decided to exercise under the cashless exercise feature, the number of warrant shares available to the holder is then computed under the formula prescribed by the warrant agreement. On some dates, it results in potentially more shares being issued to the holder than what are stated on the holder’s warrant agreement and on some dates it results in potentially less shares being issued to the holder than what are stated on the warrant agreement.

The total values computed under each Binomial Model are then assigned a likelihood or probability that the investor may exercise under either scenario. The Company used 90%/10% and 0%/10% for 2010 Notes, and January 2011 Notes, respectively, cashless exercise /cash exercise proportion, to arrive at the estimated fair value assigned to warrant as of their grant dates, and March 31, 2011.

See Note 7 for more information on accounting for derivative liabilities related to embedded conversion features and warrants with down round protection and assumptions used for valuation of these derivative liabilities.

Other Debt

Consulting Agreement

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of Cantone Asset’s service, the Company agreed to pay monthly consulting fees of $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.60 per share (the “Cantone Warrant”). This warrant was valued at $88,000 using the Black-Scholes model with a discount rate of 2.38% and a volatility of 0.9727%.

In March 2010, in an effort to further reduce its cash expenditures, the Company also amended the consulting agreement with Cantone Asset. Under the amended consulting agreement, Cantone Asset agreed to accept shares of the Company’s common stock in lieu of the Cash Consulting Fee and as consideration therefore, the Company agreed to reduce the warrant exercise price of the Cantone Warrants to $0.28 per share (the “Amendment”). Pursuant to the Amendment, and subject to stockholder approval, the Company would issue Cantone Asset an aggregate of 514,286 shares of the Company’s common stock (the “Amendment Shares”), which did not include the shares of common stock underlying the Cantone Warrants. Pursuant to the Amendment, the Company was required to obtain shareholder approval by September 15, 2010. As previously stated the Company was unable to hold a meeting by such date due to the SEC’s review of the periodic reports that were required to be mailed with the corresponding proxy statement. Accordingly, the Company sought and obtained Cantone Asset’s agreement to instead hold the shareholder meeting by November 15, 2010; in exchange for which, we agreed to increase the cash fee owed to Cantone Asset by 25% and instead of paying the amount owed in cash we agreed to issue them 642,857 Amendment Shares (the “Extension”), which would be full and complete payment of all fees owed to Cantone Asset under the Agreement and the Amendment. Pursuant to the Extension, Cantone Asset also agreed to waive any defaults related to the Company’s failure to hold the shareholder meeting by September 15, 2010. The shareholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011. The 642,857 amendment shares were issued on January 12, 2011, which represents full and complete payment of all fees owed to Cantone Asset under the Agreement and the Amendment.

NOTE 9 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverage, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $42,000 and $85,000 are included in accrued salaries and wages in the accompanying condensed condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, the Company paid $86,378 under this arrangement to the Company’s former CEO.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a statement of claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleges damages of $CDN 20 million and seeks injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The claim for injunctive relief seeks to establish that the AcuVector license agreement with Dr. Chang is still in effect. The Company performed extensive due diligence to determine that AcuVector had no interest in the technology when the Company acquired it. The Company is confident that AcuVector’s claims are without merit and that the Company will receive a favorable result in the case. As the final outcome is not determinable, no accrual or loss relating to this action is reflected in the accompanying condensed consolidated financial statements. A motion to dismiss has been filed but has not yet been heard.

The Company is also defending a companion case filed in the same court the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The University of Alberta claims, among other things, that Dr. Chang failed to remit the payment of the University’s portion of the monies paid by the Company to Dr. Chang for the CIT technology purchased by the Company from Dr. Chang in 2001. In addition to other claims against Dr. Chang relating to other technologies developed by him while at the University, the University also claims that the Company conspired with Dr. Chang and interfered with the University’s contractual relations under certain agreements with Dr. Chang, thereby damaging the University in an amount which is unknown to the University at this time. The University has not claimed that the Company is not the owner of the CIT technology, just that the University has an equitable interest therein or the revenues there from. A motion to dismiss has been filed but has not yet been heard.

If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected and its future prospects for exploiting or licensing the CIT technology will be significantly impaired.

On June 11, 2010, Hudson Bay Fund, L.P. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to the Company’s April 8, 2010 Convertible Promissory Notes. The claim alleges that a Trigger Event occurred, because the registration statement contemplated by the Registration Rights Agreement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance. The Company noted this Trigger Event and recorded in its financial statements the increase of principal. Moreover, the claim alleged that an additional Trigger Event occurred because the Company did not cure the first Trigger Event within five trading days. As a result to the Second Trigger Event, Hudson Bay alleges that the outstanding balance of the note should be immediately increased by an additional 125%. On January 21, 2011, Hudson agreed to exchange the notes for an aggregate of 1,140,357 shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of the exchange, such notes are no longer outstanding, and the Company and Hudson accordingly agreed to execute and file an order dismissing the June 11, 2010 complaint, with prejudice. The dismissal order was filed on January 21, 2011.

On December 10, 2010, Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) filed a complaint against us regarding the warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting. The Plaintiffs believe that the effective price of the 2010 Notes we issued is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO. The Plaintiffs amended their complaint to allege that the issuance of shares to two of our other note holders in settlement of a lawsuit with such note holders also triggered their anti-dilution rights. Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting. We do not agree with Plaintiffs claims.

To date, we have expended a large amount of cash and time on this lawsuit and numerous depositions have been scheduled. Considering the potential outcome of this lawsuit and attorney fees associated with litigating same, management believed it to be in the Company and our shareholders’ best interest to settle this lawsuit.

Accordingly, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs, which was amended on May 23, 2011. Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required. Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex have previously approved for issuance to the Plaintiffs. To account for the time it would  take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes shall be delivered upon Court Approval; they bear 8% interest and mature four months after issuance.  As amended, Plaintiffs maintain the right to convert the note into shares of our common stock at a pre-determined formula as set forth in the notes, which is subject to adjustment although no shares shall be issued until we have NYSE Amex or shareholder approval of same, if required.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued. Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.   We received Court Approval on May 24, 2011 and shall issue the required shares (see Note 14).

On December 1, 2010, the two note holders with whom we entered into the October 14, 2010 forbearance agreement, in lieu of the extension letter agreement we entered into with our other 2010 Note Financing note holders, submitted a letter stating that we defaulted on the  Forbearance Agreement since we did not have the shareholder meeting on November 15, 2010.  These two holders claim that because we did not hold the meeting on November 15, 2010, the Forbearance Agreement then allows them to seek all recourse available under the terms of the original note and the Forbearance Agreement specifically asserts that only one Trigger Event occurred and that they are therefore entitled to an additional 25% increase in their note balance.  The Company is attempting to negotiate a settlement with these note holders.  As of December 31, 2010, we increased the balance of the notes by $868,522 for the 25% that is contractually due, but currently under negotiations.  On May 26, 2011, these two note holders submitted default notices to us demanding payment of the note in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  The default notices demand payment by June 1, 2011 or threaten legal action.  As of the date of this Report, we are not aware that any legal action has been instituted regarding this default and we are working with these two note holders to reach a settlement regarding their claimed default.

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

On February 2, 2011, JPI closed a $900,000 financing (the “Bridge Financing”).  In connection with the closing of the Bridge Financing, JPI issued 10% Convertible Debentures to six accredited investors’ in the aggregate principal amount of $900,000 (the “JPI Debentures”).  On March 17, 2011, JPI conducted an additional closing of the Bridge Financing in the amount of $100,000 increasing the aggregate principal amount of the JPI Debentures to $1,000,000, which will be used to underwrite legal and accounting expenses associated with an anticipated merger transaction and reverse merger process (“proposed transaction”).  As part of the agreement, the Company secured the JPI Debentures with its common stock in the event that JPI does not complete a proposed transaction or other event which results in its stock becoming publicly traded on a U.S. equity market on or before September 30, 2011(the “Going Public Deadline”).  The JPI Debentures could then be exchanged for common shares of our Company at a conversion price of $0.28 per share (the “RPC Conversion Price”) unless a majority of the holders of the JPI Debentures consent in writing to an extension of the Going Public Deadline; provided, however, that the Going Public Deadline shall not be extended for more than six months in total.  The RPC Conversion Price is subject to full ratchet anti-dilution protection.

The Company has applied the disclosure provisions of ASC 460, “Guarantees” in connection with the JPI Debentures agreement. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of March 31, 2011, JPI was unable to complete any proposed transaction.  Under the terms of the JPI Debenture transaction, if JPI does not complete any of the required events by the going public deadline and the Company is required to issue shares of its common stock, pursuant thereto the maximum dollar value of the shares is to be issued is $1,000,000 and accrued interest. If by the Going Public Deadline, the Company is required to fulfill its obligation under the guarantee, the Company would satisfy the guarantee through the issuance of its common stock. Due to the Conversion Price being subject to full ratchet anti-dilution provisions, an estimate of the final liability and number of shares to be issued cannot be made until such event would occur. There are currently no separate agreements that provide recourse for the Company to recover any amounts from JPI or third parties should the Company be required to pay any amounts or otherwise perform under the guarantee and there are no assets held either as collateral or by third parties that, under the guarantee, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.

If the guarantee were to become a liability, depending upon when it occurs, the issuance of shares at the RPC Conversion Price may cause an adjustments to the notes and warrants issued pursuant to the private financing closed in January 2011.

NOTE 11 — SHARE-BASED COMPENSATION

The Company has six share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. A detailed description of the Company’s share-based compensation plans and option grants outside the option plans is contained in the notes to the audited December 31, 2010 consolidated financial statements on Form 10-K.

For the three months ended March 31, 2011 and 2010, the Company recorded share-based compensation expense to employees and directors of $0 and $173,758, respectively. Substantially all of such compensation expense is reflected within the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures.

Summary of Activity

As of March 31, 2011, all outstanding stock options are fully vested.  There were no options granted during the three months ended March 31, 2011.

The following is a status of all stock options outstanding at March 31, 2011 and 2010 and  the changes during the three months then ended:

	March 31,		March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding and exercisable, beginning of period	7,368,001	$0.75	1,858,001	$1.90
Granted	-	-	-	-
Expired/forfeited	(146,001)	0.81	-	-
Exercised	-	-	-	-
Outstanding and exercisable, end of period	7,222,000	$0.74	1,858,001	$1.90

On December 3, 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the grant to employees, including executive officers, of restricted common stock, as well as cash or other share-based awards and other benefits. A maximum of 6,000,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of the Company’s common then outstanding or (y) 1,000,000.  As of January 1, 2011, the aggregate number of shares available for granting awards under the 2010 Plan was increased  by 1 million.  As of March 31, 2011, 1,250,000 shares are available for issuance under the 2010 Plan.

NOTE 12 — STOCKHOLDERS’ DEFICIT

Common Stock Issued for Services

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services, vesting over a period of 24 months.  As of December 31, 2010, 383,333 shares were vested.  During the three months ended March 31, 2011, the remaining 16,667 were vested. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the three months ended March 31, 2011 and 2010, the Company recorded general and administrative expense of $10,167 and $13,310, respectively, related to this agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the year ended December 31, 2010, 470,667 shares were earned with the remaining 9,333 shares earned during the three months ended March 31, 2011.  The Company recorded general and administrative expense of $7,466 during the three months ended March 31, 2011 related to this agreement.

On March 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.  During the year ended December 31, 2010, 646,000 shares were earned with the remaining 74,000 shares earned during the three months ended March 31, 2011.  The Company recorded general and administrative expense of $47,600 during the three months ended March 31, 2011 related to this agreement.

On August 1, 2010, the Company entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011.  The Company granted Catawaba 200,000 shares of its common stock in exchange for services. The shares were approved by NYSE Amex on December 3, 2010. The shares and were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the three months ended March 31, 2011, $26,000 was amortized and expensed as consulting fees.

On August 1, 2010, the Company entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. The Company granted First International 200,000 shares of its common stock in exchange for services. The shares were approved by NYSE Amex on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the three months ended March 31, 2011, $13,000 was amortized and expensed as consulting fees.

On August 1, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received on December 3, 2010.  During the three months ended March 31, 2011, 157,333 shares were earned and valued at $120,160 and recorded to general and administrative expense related to the agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received on December 9, 2010. During the three months ended March 31, 2011, 224,000 shares were earned and valued $136,560 and recorded to general and administrative expense related to the agreement.

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes (see Note 8).  We agreed to increase the cash fee owed to Cantone Asset by 25% to a total owed of $180,000, and instead of paying the amount owed in cash we agreed to issue them 642,857 shares of the Company’s common stock as full payment of the amount owed, subject to NYSE Amex approval.  NYSE Amex approved the shares on January 3, 2011 and the shares were issued in January 2011.  The expense of $180,000 for the consulting agreement was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011.

Shares Issued in Connection with Conversion of Debt

During the three months ended  March 31, 2011, note holders of the 2008 Convertible Debt  converted $317,500 of principal and $53,555 of accrued interest into 476,692 shares of the Company’s common stock (see Note 8).

During the three months ended  March 31, 2011, note holders of the Series 1 Senior Notes converted $2,196,875 of principal and $552,328 of accrued interest into 5,931,529 shares of the Company’s common stock (see Note 8).

During the three months ended  March 31, 2011, note holders of the Series 2 Senior Notes converted $1,588,438 of principal and $381,042 of accrued interest into 5,000,606 shares of the Company’s common stock (see Note 8).

During the three months ended  March 31, 2011, note holders of the 2010 Notes converted an aggregate of $17,193,513 of principal and $845,137 of accrued interest into 43,504,711 shares of the Company’s common stock (see Note 8).

During the three months ended  March 31, 2011, the note holder of the Bridge Loan converted the full amount of $140,360 of principal and $25,474 of accrued interest into 592,261 shares of the Company’s common stock (see Note 8).

Warrants

The Company issues warrants pursuant to debt financings, consulting, and service agreements.

A summary of activity with respect to warrants outstanding follows:

	2010
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding and exercisable, as of January 1, 2011	27,138,685	$0.74
Granted	22,192,482	0.73
Expired/forfeited	-	-
Exercised	(17,917,302)	0.01
Outstanding and exercisable, as of March 31, 2011	31,413,865	$0.86

The following table summarizes information about warrants outstanding at March 31, 2011:

Exercise Price	Number of Warrant Shares (1)	Weighted Average Remaining Contractual Life (Years)
$0.28 - $0.38	5,531,421	3.45
$0.60 - $0.89	22,554,772	4.79
$1.13 - $1.18	289,460	4.11
$1.20 - $1.25	542,181	3.41
$1.33 - $1.39	225,937	4.13
$1.48 - $1.64	781,418	4.34
$ 2.69	172,357	2.46
$ 4.74	1,316,319	0.75
	31,413,865

(1)	Includes certain warrants which can be exercised for no consideration under the cashless exercise provisions as defined in the warrant agreements (see Note 8).

On May 27, 2010, the Company granted a four-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.23 per share to be earned over a 2 year period. The warrants were valued using the Black-Scholes option pricing model under expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and a zero dividend rate. As a result of the valuation, the Company recorded $400,000 as prepaid consulting expense.  During the three months ended March 31, 2011, $50,000 was amortized and  as of March 31, 2011 the remaining prepaid expense balance was $233,331.

In January 2011, three warrant holders exercised their warrants to purchase 400,000 shares of the Company’s common stock for $112,000.  In relation to the warrant exercise, the Company paid $10,080 in commissions for net proceeds of $101,920.

During the three months ended March 31, 2011, holders of warrants issued in connection with the convertible debt exercised 17,517,302 of warrants using the cashless exercise provision.  The Company issued 14,858,346 shares of its common stock in exchange for the warrants.

In January 2011, as part of the Debt Exchange agreement with the Series 1 and Series 2 Senior Notes (see Note 8), an aggregate of 3,931,200 warrants previously issued to the note holders, the placement agent warrants, and the Bridge Loan warrants were re-priced from the original exercise price ranging from $0.98 to $1.13 to an exercise price of $0.28.  The Company revalued the warrants based on the Black-Scholes option pricing model for the difference in value of the warrants immediately before the modification and the fair value immediately after the modification.  Accordingly, the Company recorded to interest expense an aggregate of $485,246.

In January 2011, in relation to the January 2011 Notes, an aggregate of 21,933,302 warrants were issued to the note holders and placement agents (see Note 8) with an exercise price ranging from $0.67 to $0.82.  The warrants were valued using the Binomial Lattice model (see Note 2).

During the three months ended March 31, 2011, principal and interest of the 2008 Convertible Debt was converted to equity (see Note 8).  As a result of the 50% warrant coverage feature of the notes, the Company issued 259,180 warrants with an exercise price of $1.55 per share.

NOTE 13 — SEGMENT REPORTING

The Company has one reportable segment, Corporate, which is comprised of the In-vitro diagnostics business.

The following table presents net revenues by geographic region for the corporate reportable segment for the three months ended March 31, 2011 and 2010:

	2011		2010
	Sales Amount	Percentage	Sales Amount	Percentage
Net revenues made in the U.S.	$3,750	12.2%	$12,352	33.5%

Net revenues made outside of the U.S.	$26,905	87.8%	$24,490	66.5%

	$30,655	100.0%	$36,842	100.0%

NOTE 14 — SUBSEQUENT EVENTS

In April 2011, the Company entered into a series of Debt Exchange Agreements whereby the outstanding balances of several of the Convertible Notes, including premium, were exchanged for shares of the Company’s common stock and therefore such Convertible Notes are no longer due and payable. The aggregate premium of $209,274 was recorded as an extinguishment of debt. In addition, a total of $15,000 of legal expenses was incurred and was included in the total amount converted, as follows:

•
holders of the Series 2 Senior Notes converted $600,000 of principal and $115,368 of accrued interest, premium of $87,781 and legal fees of $10,000 (see above), into 2,708,593 shares of the Company’s common stock;

•
note holders of the 2010 Notes converted $479,806 of principal and $92,967 of accrued interest, premium of $121,494 and legal fees of $5,000 (see above), into 1,849,819 shares of the Company’s common stock.

On April 1, 2011, the Company made the second installment due of $843,750 on the January 2011 Notes and the carrying principal balance was $6,750,000 as of June 6, 2011.

On April 5, 2011, the Company made a payment of $126,563 due to the failure to have the registration statement registering the shares underlying the January 2011 Notes and Warrants declared effective by April 1, 2011. The May and June registration penalty of $253,125 was accrued, but unpaid as of June 6, 2011.

On May 3, 2011, the Company failed to make the third installment on the January 2011 Notes and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes will accrue late charges at an interest rate of 24% per annum. All of the five investors have submitted an Event of Default Redemption Notice to the Company.  Pursuant to such notice, each of the note holders exercised their redemption right requiring us to redeem the entire outstanding amount of the note at 125% and to pay late charges of 24% per annum until such payment is made.   As of June 6, 2011, approximately $188,000 of late charges, and approximately $1.7 million increase of the outstanding balance was accrued. As of June 6, 2011, the outstanding balance on these notes is of approximately $8.9 million.  We are currently trying to negotiate a settlement with the January 2011 note holders regarding this payment, but as of the date of this filing, we have not yet entered into any formal settlements and there is no guarantee that we will be able to enter into any such settlement.  If we are unable to restructure or convert the January 2011 notes into equity, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we may be required to cease our business activities and the equity of our stockholders will be effectively eliminated.

On May 5, 2011, the Company issued 80,000 shares of its common stock as compensation to its two new board members. The stock was valued at $30,400 based on the market price of our common stock on the issuance date.

On May 10, 2011, we entered into a Settlement Agreement with Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) (see Note 10), which was amended on May 23, 2011. Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required. Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex has previously approved for issuance to the Plaintiffs. In addition, to account for the time it would take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the notes. The notes were delivered upon Court Approval; they bear 8% interest and mature four months after issuance. As amended, Plaintiffs maintain the right to convert the note into shares of our common stock at a pre-determined formula as set forth in the notes, which is subject to adjustment although no shares shall be issued until we have NYSE Amex or shareholder approval of same, if required. Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the settlement agreement shall be issued. Upon the occurrence of an Event of Default, the note will become immediately due and payable. Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date. The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes. Pursuant to the Settlement Agreement, we agreed to pay Plaintiffs’ attorney fees of $75,000. Once the initial shares and promissory note are issued, the parties shall file a Stipulation of Discontinuance of the lawsuit with the relevant court. The Plaintiffs shall return all outstanding warrants to us if the note is paid or satisfied through issuance of common shares on the maturity date. We received Court Approval on May 24, 2011 and shall issue the required securities; however, the note must be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time. Based on the available amount of shares the NYSE Amex previously approved for the Plaintiffs, upon Court Approval we issued the Plaintiffs an aggregate of 500,000 shares of our common stock valued at $140,400 and issued promissory notes for an aggregate amount of $10,771,665.  Accordingly we will record a settlement expense of $10,912,065 in our second quarter ending June 30, 2011 adjusted for the impact of the exercise of 396,445 common stock warrant held by the plaintiffs.

On May 26, 2011, two 2010 note holders submitted default notices to us demanding payment of their 2010 notes in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  The default notices demand payment by June 1, 2011 or threaten legal action (see Note 8).  We are currently negotiating a settlement with these note holders.

During May 2011, one warrant holder rescinded their warrant exercise and reissued it for an additional 2,931,444 shares of our common stock. In addition, the company received NYSE Amex approval for the additional shares needed for the cashless exercise of warrants exercised during the three months ended March 31, 2011 and we issued 2,589,864 additional shares of our common stock.

On April 21, 2011, following our April 14, 2011 appeals hearing (the “Hearing”) before the NYSE Amex (the “Exchange”) Listing Qualifications Panel (the “Panel”), the Panel decided to grant our request for additional time up to June 23, 2011 to demonstrate and regain compliance with the Exchange’s continued listing requirements.

As disclosed in our April 21, 2011 8-K, one of the conditions to regaining compliance is that we file our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission on or before June 23, 2011 (the “Extension Date”); we filed such 10-K on May 25, 2011. As disclosed in the Form 12b-25 we filed on May 17, 2011 regarding our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we were not able to complete, or file, such 10-Q until we completed and filed the Form 10-K. Although, as we previously disclosed in a Press Release and Current Report on Form 8-K filed on May 24, 2011, we planned to file the 10-Q for the quarter ended March 31, 2011 by June 7, 2011, because that timing exceeds the extended filing deadline permitted under Rule 12b-25 of the Securities Exchange Act of 1934, as amended and Exchange rules, we are not compliant with the listing standards set forth in Section 134 and 1101 of the Exchange’s Company Guide and have violated our listing agreement with the Exchange, pursuant to which the Exchange is authorized to suspend and remove our securities from the Exchange pursuant to Section 1003(d) of the Company Guide. Due to the above, the Exchange’s rules and procedures required its Staff to issue us a delinquency notice about same. We received such notice on May 24, 2011. However, due to the Panel’s decision discussed above, although this noncompliance subjects us to the delisting procedures and requirements of Section 1009 of the Company Guide, the Exchange similarly granted us until the Extension Date to file the Form 10-Q to demonstrate compliance with the listing standards noted herein and regain compliance of same. If we fail to regain compliance by such time, the Exchange Staff will continue with delisting proceedings.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the U.S. Securities and Exchange Commission (SEC).

Overview

The Company

We are a vertically integrated pharmaceutical company, reporting as one segment, with the following distinct business divisions or units:

•	Manufacturer and Distributor of Onko-Sure® a Proprietary In-Vitro Diagnostic (“IVD”) Cancer Test;

•	A Cancer Therapeutics Technology.

Our Revised Strategic Focus

We refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure®, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the second half of fiscal year 2009, we repositioned various business assets that we believe will enable us to monetize the value of such assets through either new partnerships, separate potential IPO’s, or possible sales. These special assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); and (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”).

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

We manufacture and distribute our proprietary Onko-Sure® cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“USFDA”), Good Manufacturing Practices (“GMP”) approved manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

For the three months ended March 31, 2011 and 2010, the Company generated approximately $30,700 and $36,800 respectively, in the sales of the Company’s Onko-Sure® IVD cancer diagnostic test kits, which is a decrease of approximately 17% in sales of this product.  We believe, subject to receipt of adequate financing, revenues from Onko-Sure® will significantly increase  in 2011 due to the creation of additional distribution agreements which are anticipated to move the IVD cancer diagnostic test kit in markets throughout the world.  In addition to increasing our distribution network, we are also negotiating partnership agreements with laboratories certified under the Clinical Laboratory Improvement Act (“CLIA”) which will purchase Onko-Sure® test kit for in-house use.  However, the success of our distribution strategy for these products in 2011 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate, which will have a material adverse effect on anticipated 2011 revenues.

In connection with the deconsolidation of JPI, effective September 29, 2009, we have reclassified JPI as a business investment, rather than as a condensed consolidated operating subsidiary.  As of December 31, 2010, we have fully impaired our investment in JPI.

ONKO-SURE® AND IN-VITRO CANCER DIAGNOSTICS

Onko-Sure® Test Kit

On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70 to the more consumer friendly, trademarked brand name “Onko-Sure®,” which we believe communicates it as a high quality, innovative consumer cancer test. We are also installed a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

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

In-Vitro Cancer Research and Development

During the three months ended March 31, 2011, we incurred expenses of $46,774 in research and development related to the Onko-Sure®, as compared to $51,036 for the same period in 2010. These expenditures were incurred as part of our efforts to improve the existing Onko-Sure® and develop the next generation Onko-Sure®.

We expect expenditures for research and development to grow during 2011 due to additional staff and consultants needed to support research to continually improve our Onko-Sure® test kit as well research potential veterinary use of the test.  In addition, we will continue to research the validity of our next generation version our current Onko-Sure® test kit.  We anticipate additional costs will be incurred to fund research to expand on the clinical utility of Onko-Sure® and development costs associated with entry into new markets.

Cancer Therapeutics

In 2001, we acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. Our CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology. To date, we have not generated any revenues and incurred minimal expenses, mostly related to patent protection, for this technology.  As of December 31, 2010, we fully impaired the value of our intangible asset related to this technology.

In December 2010, we formed NuVax Therapeutics, Inc. with Javia’s CEO Dr. Umesh Bhatia by creating a platform to expand the planned collaboration to include significantly expanded clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. All rights to our CIT technology will be transferred to NuVax, currently our 100% wholly-owned subsidiary.  All further development and commercialization of CIT and other to-be licensed novel cancer fighting technologies will be made at NuVax.  As of June 6, 2011, we have not generated any revenues and incurred minimal expenses for NuVax.

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
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. We consider historical demand and forecast in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

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

Allowance for Doubtful Accounts. We evaluate the collectability of accounts receivable based on a combination of factors.  In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believes will be collected.  For all other customers, we records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment, and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.

Impairment  of Long-Lived Assets. We evaluate the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We use our best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. We consider the following factors or conditions, among others, that could indicate the need for an impairment review:

•	significant under performance relative to expected historical or projected future operating results;

•	market projections for cancer research technology;

•	our ability to obtain patents, including continuation patents, on technology; and

•	significant negative industry or economic trends, including legal factors.

If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management.  Based on our analysis, we determined the long-lived assets were fully impaired and recorded an impairment charge for the remaining carrying value of our CIT intangible asset and  investment in JPI as of December 31, 2010. There were no further impairments as of March 31, 2011.  There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our technologies and prevent future long-lived asset impairment.

Revenue Recognition. Revenues from the sales of the Company`s products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

We have entered into several distribution agreements for various geographic locations with third parties. Under the terms of  some of the agreements, we sell products to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide us quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by us. Until the price is fixed and determinable, we defer the recognition of revenues under these arrangements.

Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our condensed condensed consolidated operating results and cash flows from operating activities.

Litigation. We account for litigation losses in accordance with accounting principles generally accepted in the United States, (“GAAP”), loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we often are initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our condensed consolidated results of operations and cash flows from operating activities.

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

We account for equity awards issued to employees following GAAP which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

Derivative Financial Instruments. We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. We have issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. We compute the fair value of these derivative liabilities on the grant date, triggering dates and period end dates using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, we have determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	For the Three Months
	Ended March 31,		Difference
	2011	2010	$	%

Net revenues	$30,655	$36,842	$(6,187)	-16.79%
Cost of sales	9,575	21,935	(12,360)	-56.35%
Gross profit	21,080	14,907	6,173	41.41%

Operatingexpenses:
Research and development	46,774	51,036	(4,262)	-8.35%
Selling, general and administrative	1,862,812	1,355,182	507,630	37.46%
Total operating expenses	1,909,586	1,406,218	503,368	35.80%
Loss from operations	(1,888,506)	(1,391,311)	(497,195)	35.74%
Other income (expense):
Interest expense	(14,401,457)	(1,162,674)	(13,238,783)	*
Other expense, net	(186)	(263)	77	-29.28%
Change in fair value of derivative liabilities	9,304,157	(42,994)	9,347,151	*
Loss on extinguishment of debt	(4,441,563)	-	(4,441,563)	100.00%
Total other expense, net	(9,539,049)	(1,205,931)	(8,333,118)	*
Loss from operations before provision for income taxes	(11,427,555)	(2,597,242)	(8,830,313)	*
Provision for income taxes	-	-	-	*
Net loss	$(11,427,555)	$(2,597,242)	$(8,830,313)	*

* Percentage difference is over 100%

Net Revenues

Net revenues for the three months ended March 31, 2011 was $30,655 compared to $36,842 for the same period in 2010. This decrease of 17% is due to a slight decrease in orders for the  Onko-Sure® test kits.  We had approximately $28,700 of orders in-hand at March 31, 2011, which weren’t shipped until April 2011; therefore, we could not recognize the revenue until shipment was made.  Revenues were earned from the sale of Onko-Sure ® test kits. We increased efforts to develop our distribution networks. With USFDA clearance of our Onko-Sure ® product, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in 2011.

We presently have exclusive distribution agreements, subject to minimum purchase requirements, in place for Onko-Sure® test kits in the U.S., Canada, Puerto Rico, India, Greece, Turkey, Israel, Vietnam, Australia, New Zealand, the United Kingdom, European Union, the Middle East, Russia, Hong Kong, Lao, Cambodia, and Taiwan. We also have a non-exclusive agreement for South Korea and research use only in China.  As of March 31, 2011, only one distributor met the minimum requirements.

In our effort to make progress in the marketing and distributing our Onko-Sure ® test in the India market, in April 2010 we executed a distribution agreement with Jaiva Guar Diagno (“JaivaGD”). Due to the inability of JaivaGD to obtain adequate financing, obtain governmental as well as private support for the launch of Onko-Sure ® in India, JaivaGD substantially reduced their purchase forecast for FY 2011. At this time, JaivaGD is unable to forecast the timing or the number, if any, of Onko-Sure ® test kits that will eventually be purchased for the India market.  As of June 6, 2011, we have not received an order from India.

Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of Onko-Sure® test kits in 2011 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.

We have a limited supply of one of the key components of the Onko-Sure® test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 21,000 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand. Although we are investigating or outsourcing of this component so that we are in a position to have an unlimited supply of Onko-Sure® in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed.

Gross Profit

Gross profit increased approximately 41% to $21,080 for the three months ended March 31, 2011 from $14,907  for the three months ended March 31, 2010 due to improvement of manufacturing process and management of raw materials.

The major components of cost of sales include raw materials, wages and salary and production overhead.  Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of expanding our research and development of the Onko-Sure® test kit.  During the three months ended March 31, 2011, we incurred $46,774 on research and development expenses related to the Onko-Sure® test kit, compared to $51,036 for the same period in 2010.  This is a decrease of approximately 8%.

We expect research and development expenditures to increase during of 2011 due to:

•	Additional staff and consultants needed to support a sales growth expected as a result of marketing activities;

•	Additional costs involved with consultants and the research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure®;

•	Costs necessary to conduct additional clinical studies; and

•	Additional collaboration costs to cover validation of this product for other types of cancers worldwide.

Selling, General and Administrative

Selling, general and administrative expenses were $1,862,812 for the three months ended March 31, 2011 as compared  to $1,355,182  in 2010.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.  Included in selling, general and administrative expenses were non-cash expenses incurred during the three months ended March 31, 2011 and 2010, respectively, of approximately $509,952 and $342,311 for common stock, options and warrants issued to consultants for services and approximately $0 and $173,758 for options issued to employees and directors. The increase in selling, general and administrative expenses is primarily due to increase of cash and non-cash expenses of investor relations and secondarily due to increased accounting and other professional fees.  The decrease in the remaining categories of the selling, general and administrative expenses is due to management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses incurred:

	For the three months ended
	March 31,
	2011	2010	$ Change	%

Investor relations (including value of warrants/common stock shares)	$443,300	$461,337	$(18,037)	-4%
Salary and wages (including value of options)	414,866	407,486	7,380	2%
Accounting, legal, and other professional fees	691,530	87,540	603,990	690%
Stock Exchange Fees	70,000	85,393	(15,393)	-18%
Directors fees (including value of options)	6,750	72,500	(65,750)	-91%
Rent and office expenses	50,630	31,462	19,168	61%
Employee benefits	33,266	31,312	1,954	6%
Travel and entertainment	88,347	30,092	58,255	194%
Insurance	20,389	25,406	(5,017)	-20%
Taxes and licenses	11,684	22,576	(10,892)	-48%
Other	32,050	100,078	(68,028)	-68%
Total	$1,862,812	$1,355,182	$507,630	37%

As described in Note 14 - Subsequent events, we entered into an amended settlement agreement on May 23, 2011 which will result in a settlement expense of $10,912,065 in our second quarter ending June 30, 2011 adjusted for the impact of the cancellation of 396,445 common stock warrants held by the plaintiff.

Other Income (Expense)

The increase of approximately $8,333,000  in total other expenses, net is primarily due to increase in interest expense of $13,238,783, an increase of  $4,441,563 loss on extinguishment of debt, and a gain of $9,304,157 from  the decrease  in fair value of derivative liabilities for the three months ended March 31, 2011.

Interest Expense

Interest expense for the three months ended  March 31, 2011 and 2010 was $14,401,457 and $1,162,674, respectively.

Interest expense increased due to the issuance of convertible debt instruments with warrants treated as derivative liabilities, penalties related to trigger events and defaults on convertible debt, and the amortization of the related debt discounts and debt issuance costs during the three months ended March 31, 2011.

The significant increase in interest expense is primarily due to (i) $8,252,254 in excess fair value of the debt discount, recorded at origination, for the January 2011 Financing for the derivatives associated with the conversion feature and warrants, (ii) $5,235,021 of amortization of debt discounts and debt issuance costs on convertible debt balances,  (iii) $485,246 in incremental costs of re-pricing warrants in connection with the exchange of the Senior Notes into convertible debt, and (iv) $126,563 in registration penalties paid.

The following table describes the components of our interest expense by our debt issuances for the three months ended March 31, 2011.

			Fair Value of Derivatives in Excess of Debt Discounts	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Total
			[1]	[5]	[5]
Convertible Debt:
2nd Closing			$-	$95,447	$1,434,457	$1,529,904
3rd Closing			-	25,322	706,906	732,228
4th Closing			-	16,207	199,829	216,036
Jan 2011 Notes			8,252,254	225,603	2,531,250	11,009,107

Incremental cost of re-pricing of warrants	[2	]	-	-	-	485,246
Registration penalties	[3	]	-	-	-	126,563
Interest on Debt	[4	]	-	-	-	302,374
Total Interest expense			$8,252,254	$362,579	$4,872,442	$14,401,457

[1]
This amount represents the excess fair value of the derivative liability associated with the embedded conversion feature and warrants beyond the full debt discount taken (see Note 8 of the accompanying condensed consolidated financial statements).

[2]	This amount represents the incremental costs associated with the re-pricing of warrants issued in connection with the Senior Notes exchanged for convertible debt in January 2011.

[3]
Registration penalties paid due to registration of shares underlying January 2011 Notes not being declared effective as of March 31, 2011 (see Note 8 of the accompanying condensed consolidated financial statements).

[4]
This amount represents the interest portion of the debt based on the respective interest rates as noted in footnote 8, during the three months ended March 31, 2011 (see Note 8 of the accompanying condensed consolidated financial statements).

[5]	Total amortization of debt discount and debt issuance costs for the three months ended March 31, 2011 was $5,235,021.

Liquidity and Capital Resources

For the three months ended March 31, 2011, the Company’s cash  increased  by $4,030,087 to $4,083,468, compared to a net increase in cash of $31,533 to $43,678 for the same period in 2010.  This was mainly due to the financing completed in January 2011.

Historically, our operations have not been a source of liquidity. At March 31, 2011, we had a significant amount of relatively short term indebtedness, much of which was in default or past due, and we may be unable to satisfy its obligations to pay interest and principal thereon.  In addition, the January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Note agreement restricts the use of proceeds to pay any other debt obligation.  As of March 31, 2011, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accrued interest of approximately $654,000;

(ii)
Approximately $46,000 in unsecured convertible notes (2008 Convertible Notes) originally bearing default interest at 10% per annum increased to 18% per annum due to failure to pay the notes by September 29, 2010;

(iii)	Approximately $1,367,000 in unsecured convertible notes (2010 Notes) bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of Trigger Event, due one year from issuance;

(iv)	Approximately $656,000 in senior unsecured promissory notes (Series 2 Senior Notes) bearing interest at 18% interest, which were exchanged for convertible notes as of January 3, 2011; and

(v)
Approximately $7,594,000 in unsecured convertible notes (January 2011 Notes), due one year from issuance.  The January 2011 Notes contain a monthly cash  payment due of $843,750 until such time as an effective registration statement is filed, after which, the January 2011 Notes can be converted into the Company’s common stock.  In addition, until a registration statement is declared effect, the January 2011 Notes contain a Registration penalty equal to 1.5% of the original purchase price of the Notes (a total of $126,563) for each month the registration statement remains ineffective.  On May 3, 2011, the Company failed to make the third installment and  an  event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes will accrue interest at a rate of 24% per annum. All of the five investors have submitted an Event of Default Redemption Notice to the Company. Pursuant to such notice, each of the note holders exercised their redemption right requiring us to redeem the entire outstanding amount of the note at 125% and to pay late charges of 24% per annum until such payment is made. As of June 6, 2011, approximately $188,000 of late charges, and approximately $1.7 million increase of the outstanding balance was accrued. As of June 6, 2011, the outstanding balance on these notes is of approximately $8.9 million.

We are currently trying to negotiate a settlement with the January 2011 Note holders regarding the payment default, and subsequent other defaults, but as of the date of this filing, we have not yet entered into any formal settlements and there is no guarantee that we will be able to enter into any such settlement.

We obtained stockholder approval on December 3, 2010 to restructure and convert a significant portion of the indebtedness referred to in (ii) through (iv) above, and NYSE Amex approval on January 3, 2011; however, there can be no assurance that such indebtedness will be restructured or converted into equity, which is at the debt holder’s discretion. Absent full conversion of these debts or the receipt of a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

Operating activities

We used $2,041,338 from operating activities in the three months ended March 31, 2011, compared with cash used in operating activities of $511,467 for the same period in 2010.

The primary driver of cash used in operations during the three months ended March 31, 2011 and 2010 was the net loss of approximately $11.4 million and $2.6 million, respectively. The effect of the net loss during the three months ended March 31, 2011 was partially offset by significant non-cash activity such as:

(i)	approximately $5,235,000 for the amortization of debt issuance costs and debt discounts,

(ii)	approximately $591,000 representing the fair market value of common stock, warrants and options expensed for services,

(iii)	approximately $485,000 representing the incremental value of shares and warrants issued to former note holders,

(iv)	approximately $4,442,000 representing loss on extinguishment of debt, and

(v)	approximately $8,252,000 representing interest expense related to fair value of derivative instruments granted.

The effect of the net loss was further offset by an aggregate gain from change in fair value of derivative liabilities of approximately $9.3 million.

Investing activities

We used $6,745 in investing activities in the three months ended March 31, 2011 compared with $0 for the same period in 2010. The primary reason for the change was the purchase of equipment in 2011.

Financing activities

Net cash provided by financing activities was $6,078,170 for the three months ended March 31, 2011, primarily consisting of the net proceeds of $6,820,000 from the issuance of convertible debt, net proceeds of $101,920 from the exercise of warrants into common stock and,  payments on the January 2011 Notes of $843,750. Net cash provided  by financing activities was $543,000 for the three months ended March 31, 2010, primarily consisting of the net proceeds of $403,000 from the issuance of convertible debt and net proceeds of $140,000 from the exercise of warrants.

Our cash position was significantly improved by the January 2011 Convertible Note financing.

As of June 6, 2011 we had $1.8 million of cash on hand.  The January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligation.  We are currently in default of our January 2011 Note agreement.

Future Capital Needs

We expect to incur additional capital expenditures at our U.S. facilities in 2011 in the form of upgrading our information technology systems, further development of the Onko-Sure® test kit and upgrading manufacturing lines in Tustin. It is anticipated that these projects will be funded primarily through the issuance of additional debt or equity instruments.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements, however, we have executed certain contractual indemnities and guarantees, under which we may be required to make payments or issue equity to a guaranteed or indemnified party. We have agreed to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, we have indemnified our lessor for certain claims arising from the use of the facilities. Pursuant to the Sale and Purchase Agreements, we have indemnified the holders of  registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, we have agreed to indemnify the former owners of JPI against losses up to a maximum of $2,500,000 for damages resulting from breach of representations or warranties in connection with the JPI acquisition. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

On February 2, 2011, JPI closed a $900,000 financing (the “Bridge Financing”). In connection with the closing of the Bridge Financing, JPI issued 10% Convertible Debentures to six accredited investors’ in the aggregate principal amount of $900,000 (the “JPI Debentures”). On March 17, 2011, JPI conducted an additional closing of the Bridge Financing in the amount of $100,000 increasing the aggregate principal amount of the JPI Debentures to $1,000,000, which will be used to underwrite legal and accounting expenses associated with an anticipated merger transaction and reverse merger process (“proposed  transaction”).  As part of the agreement, the Company secured the JPI Debentures with its common stock in the event that JPI does not complete a proposed  transaction or other event which results in its stock becoming publicly traded on a U.S. equity market on or before September 30, 2011(the “Going Public Deadline”).  The JPI Debentures could then be exchanged for common shares of our Company at a conversion price of $0.28 per share (the “RPC Conversion Price”) unless a majority of the holders of the JPI Debentures consent in writing to an extension of the Going Public Deadline; provided, however, that the Going Public Deadline shall not be extended for more than six months in total. The RPC Conversion Price is subject to full ratchet anti-dilution protection.

The Company has applied the disclosure provisions of ASC 460, “Guarantees” in connection with the JPI Debentures agreement. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of March 31, 2011, JPI was unable to complete any proposed transaction.  Under the terms of the JPI Debenture transaction, if JPI does not complete any of the required events by the going public deadline and the Company is required to issue shares of its common stock, pursuant thereto the maximum dollar value of the shares is to be issued is $1,000,000 and accrued interest.  Due to the Conversion Price being subject to full ratchet anti-dilution provisions, an estimate of the final liability and number of shares to be issued cannot be made until such event would occur. There are currently no separate agreements that provide recourse for the Company to recover any amounts from JPI or third parties should the Company be required to pay any amounts or otherwise perform under the guarantee and there are no assets held either as collateral or by third parties that, under the guarantee, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.

Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $11,427,555 and $2,597,242 for the three months ended March 31, 2011 and 2010, respectively, and had an accumulated deficit of $149,577,961 at March 31, 2011. In addition, we used cash in operating activities of continuing operations of $2,041,338 and had a working capital deficit of approximately $20 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about our ability to continue as a going concern.

The Company’s monthly cash requirement of $550,000 for operating expenses does not include any extraordinary items or expenditures, including cash payments for debt penalties or recurring principal and interest payments, payments for clinical trials for our Onko-Sure® test kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees related to outstanding legal proceedings.

We raised net proceeds of approximately $6.8 million in connection with convertible note and warrant purchase agreements during the three months ended March 31, 2011.

Management’s plans include seeking financing, conversion of certain existing notes payable to preferred and common stock, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.  The Company is currently not in compliance with the NYSE Amex listing requirements more fully described in Note 14.  If we do not regain compliance, we may be delisted from NYSE Amex.  If we are delisted this may affect our ability to raise additional equity.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Sure® test kits, (ii) the absence of any commitments or firm orders from the Company’s distributors, (iii) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties, (iv) failure to regain compliance with NYSE Amex continued listing requirements by June 23, 2011. The Company’s limited sales to date for the Onko-Sure® test kit make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta are successful in their claims, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impaired.  Furthermore, if our current indebtedness is not restructured or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due.  Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.   In the event we are unable to restructure or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of  March 31, 2011  (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were not effective during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of December 31, 2010 and  March 31, 2011, our internal control over financial reporting was not effective at the reasonable assurance level:

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

b)
We do not have a qualified financial reporting professional employed or under contract at JPI, our foreign investment, with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”).

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

f)
We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements. The complexity of our operations and transactions, specifically related to the accounting and reporting of debt and equity transactions, including derivative instruments resulted in significant audit adjustments during the three months ended March 31, 2011.

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

Remediation of Material Weakness

As of December 31, 2010 and March 31, 2011, there were control deficiencies which constitute material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we:

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

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010 and March 31, 2011. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.

Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the three months ended March 31, 2011 and 2010  in conformity with accounting principles generally accepted in the United States of America.

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

Our Audit Committee, Board of Directors, and management have assigned the highest priority to their correction. Throughout the remainder of 2011, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 10, 2010, Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) filed a complaint against us regarding the warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting.  The Plaintiffs believe that the effective price of the Notes we issued pursuant to the 2010 Note Financing is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO.  The Plaintiffs amended their complaint to allege that the issuance of shares to two of our other note holders in settlement of a lawsuit with such note holders also triggered their anti-dilution rights.  Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting.  We disagreewith Plaintiffs claims.

To date, we have expended a large amount of cash and time on this lawsuit and numerous depositions have been scheduled.  Considering the potential outcome of this lawsuit and attorneys fees associated with litigating same, management believed it to be in the company and our shareholders’ best interest to settle this lawsuit.

Accordingly, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs, which was amended on May 23, 2010.  Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required.  Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex have previously approved for issuance to the Plaintiffs.

To account for the time it may take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes were delivered upon Court Approval; they bear 8% interest and mature four months after issuance.  As amended, Plaintiffs maintain the right to convert the note into shares of our common stock at a pre-determined formula as set forth in the notes, which is subject to adjustment although no shares shall be issued until we have NYSE Amex or shareholder approval of same, if required.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued.  Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.

Pursuant to the Settlement Agreement, we agreed to pay Plaintiffs’ attorney fees of $75,000.  Once the initial shares and promissory note are issued, the parties shall file a Stipulation of Discontinuance of the lawsuit with the relevant court.  The Plaintiffs shall return all outstanding warrants to us if the note is paid or satisfied through issuance of common shares on the maturity date.

We received Court Approval on May 24, 2011 and shall issue the required securities; however, the note must be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time.  Based on the available amount of shares the NYSE Amex previously approved for the Plaintiffs, upon Court Approval we issued the Plaintiffs an aggregate of 500,000 shares of our common stock valued at $140,400 and issued promissory notes for an aggregate amount of $10,771,665.

On October 14, 2010, we entered into a forbearance agreement with two investors of the 2010 closings. These investors negotiated the terms of such forbearance agreement in lieu of entering into the Extension letter agreement we entered into with the other 2010 Note Financing note holders.  As a result of the Forbearance Agreement $682,693 was added to the principal balance of these investors’ notes.  These two investors claim that because we did not hold the shareholder meeting on November 15, 2010, the forbearance agreement allows them then to seek all recourse available under the terms of the original note and the forbearance agreement specifically asserts that only one trigger event occurred, they are entitled to an additional 25% increase in their note balance.  We are attempting to negotiate a settlement with these two holders since we ultimately held the meeting and the delay was out of our control as a result of the SEC comment period.  However, as of the date of this Report, we have not reached any agreement.  The Company is negotiating a settlement.   As of December 31, 2010, we increased the outstanding note balance of these two note holders by $868,522 for the 25% that is contractually due, but currently under negotiations.  On May 26, 2011, these two note holders submitted default notices to us demanding payment of the note in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  The default notices demand payment by June 1, 2011 or threaten legal action.  As of the date of this filing, we are not aware that any legal action has been instituted regarding this default and we are working with these two note holders to reach an amicable settlement regarding their claimed default.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Information relating to sales of the Company’s securities that were not registered under the Securities Act is disclosed in the Current Reports on Form 8-K that the Company filed on February 3, 2011 and we are therefore not furnishing such information herein.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)
We previously disclosed information relating to defaults on our January 2011 Notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on May 11, 2011 and therefore we are not required to provide such information herein.

(b)	Not applicable.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 18, 2009.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 12, 2010.)

10.1	Amendment to Alpha Capital Anstalt and Whalehaven Capital Fund Ltd .’ Settlement Agreement dated May 23, 2011.

31.1	Certification of Principal Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Radient Pharmaceuticals Corporation

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIENT PHARMACEUTICALS
CORPORATION
(Registrant)

Date: June 8, 2011	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
President and Chief Executive Officer

Date: June 8, 2011	By:	/s/ Akio Ariura
Akio Ariura,
Chief Operating Officer, Chief Financial
Officer and Secretary
(Principal Financial Officer)