Form 10-Q
period 2011-06-30
RADIENT PHARMACEUTICALS Corp
filed 2011-08-15
CIK 838879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 12, 2011, the Company had 198,043,822 of common shares issued and outstanding.

Radient Pharmaceuticals Corporation

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2011	5

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosure About Market Risks	58

Item 4. Controls and Procedures	58

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Removed and Reserved	64

Item 5. Other Information	64

Item 6. Exhibits	65

Signatures	66
EX-31.1
EX-31.2
EX-32.1
EX 32.2

RADIENT PHARMACEUTICALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,515,807	$53,381
Accounts receivable, net of allowance of $0	2,101	2,603
Inventories	108,579	82,904
Prepaid expenses and other current assets	120,280	134,915
Prepaid consulting	183,329	330,998
Debt issuance costs	-	170,827
Total current assets	1,930,096	775,628
Property and equipment, net	86,689	75,962
Other assets	5,370	5,370
Total assets	$2,022,155	$856,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$786,494	$1,065,768
Accrued salaries and wages	107,257	294,604
Accrued interest expense	570,067	2,209,733
Derivative liabilities	6,074,985	29,065,864
Deferred revenue	-	24,750
Current portion of notes payable and convertible debt, net	30,834,879	21,091,211
Total current liabilities	38,373,682	53,751,930

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
145,539,264 and 38,402,173 shares issued at June 30, 2011 and
December 31, 2010; 147,953,190 and 37,502,173 shares outstanding at
June 30, 2011 and December 31, 2010, respectively	147,954	37,503
Additional paid-in capital	143,015,159	85,217,933
Accumulated deficit	(179,514,640)	(138,150,406)
Total stockholders’ deficit	(36,351,527)	(52,894,970)
Total liabilities and stockholders’ deficit	$2,022,155	$856,960

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACUETICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$124,716	$45,552	$155,371	$82,394
Cost of sales	19,578	8,178	29,153	30,113
Gross profit	105,138	37,374	126,218	52,281

Operating expenses:
Research and development	92,289	243,779	139,063	294,815
Selling, general and administrative	1,943,391	2,768,978	3,806,203	4,124,160
Total operating expenses	2,035,680	3,012,757	3,945,266	4,418,975
Loss from operations	(1,930,542)	(2,975,383)	(3,819,048)	(4,366,694)
Other income (expense):
Interest expense	(27,323,247)	(20,939,255)	(41,724,704)	(22,101,929)
Other expense, net	(133)	(1,614)	(319)	(1,877)
Change in fair value of derivative liabilities	10,528,574	2,801,583	19,832,731	2,758,589
Impairment on investment in JPI	-	(2,761,993)	-	(2,761,993)
Legal settlement expense	(10,987,055)	-	(10,987,055)	-
Loss on extinguishment of debt	(224,276)	-	(4,665,839)	-
Total other expense, net	(28,006,137)	(20,901,279)	(37,545,186)	(22,107,210)
Loss before provision for income taxes	(29,936,679)	(23,876,662)	(41,364,234)	(26,473,904)
Provision for income taxes	-	-	-	-
Net loss	$(29,936,679)	$(23,876,662)	$(41,364,234)	$(26,473,904)

Basic and diluted loss per common share:
Net loss	$(0.25)	$(0.82)	$(0.40)	$(0.99)

Weighted average common shares outstanding
basic and diluted	117,450,887	29,245,417	104,113,843	26,729,016

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACUETICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
For The Six Months Ended June 30, 2011

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2011	37,502,173	$37,503	-	$-	$85,217,933	$(138,150,406)	$(52,894,970)

Common stock issued for consulting services	1,420,857	1,421	-	-	583,119	-	584,540

Common stock issued to employees and directors for services	80,000	80	-	-	30,320	-	30,400

Common stock issued for legal settlement	500,000	500	-	-	139,900	-	140,400

Common stock issued for conversion of debt and accrued interest	83,911,993	83,912	-	-	28,193,554	-	28,277,466

Common stock issued for exercise of warrants, net of commissions of $10,080	24,538,167	24,538	-	-	77,382	-	101,920

Reclassification of derivative liabilities due to conversion of debt and exercise of warrants	-	-	-	-	25,370,773	-	25,370,773

Beneficial conversion feature	-	-	-	-	4,441,563	-	4,441,563

Reclassification of warrants and beneficial conversion feature not previously classified as derivatives	-	-	-	-	(1,524,631)	-	(1,524,631)

Repricing of warrants					485,246		485,246
Net loss	-	-	-	-	-	(41,364,234)	(41,364,234)
Balance, June 30, 2011	147,953,190	$147,954	-	$-	$143,015,159	$(179,514,640)	$(36,351,527)

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACEUTICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(41,364,234)	$(26,473,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,733	67,000
Amortization of debt discount and debt issuance costs	12,090,171	5,257,361
Impairment on investment in JPI	-	2,761,993
Interest expense related to fair value of derivative instruments granted	12,801,800	12,733,818
Interest expense related to re-pricing of warrants issued to note holders	485,246	-
Interest expense related to incremental value of shares and warrants issued to note holders	-	81,780
Additional principal added for penalties and triggering events	15,646,058	3,237,295
Loss on extinguishment of debt	4,665,839	-
Loss on settlement	10,912,055	-
Share-based compensation related to options granted to employees and directors for services	30,400	173,758
Share-based compensation related to common stock and warrants expensed for services	732,209	1,620,789
Change in fair value of derivative liabilities	(19,832,731)	(2,758,589)
Changes in operating assets and liabilities:
Accounts receivable	502	-
Inventories	(25,675)	4,888
Prepaid expenses and other assets	14,636	130,726
Accounts payable and other accrued expenses	107,207	(1,438,290)
Deferred revenue	(24,750)	-
Net cash used in operating activities	(3,741,534)	(4,601,375)

Cash flows from investing activities:
Purchase of property and equipment	(30,460)	(15,123)
Net cash used in investing activities	(30,460)	(15,123)

Cash flows from financing activities:
Payments on convertible debt, January 2011 financing	(1,687,500)	-
Proceeds from issuance of convertible debt, net of original issue discount and cash offering costs	6,820,000	6,308,000
Proceeds from the exercise of warrants, net of commission and expenses	101,920	818,488
Net cash provided by financing activities	5,234,420	7,126,488

Net change in cash	1,462,426	2,509,990
Cash, beginning of period	53,381	12,145
Cash, end of period	$1,515,807	$2,522,135

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, “Us”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2011, and its results of operations for the three and six months ended June 30, 2011 and 2010, the statement of stockholders’ deficit for the six months ended June 30, 2011,  and cash flows for the six months ended June 30, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the December 31, 2010 audited consolidated financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since inception, Radient Pharmaceuticals Corporation, a Delaware Corporation, has been engaged in the commercial development of and obtaining various governmental regulatory approvals for our proprietary diagnostic tumor-marker test kit, Onko-Sure®, which detects the presence of multiple types of cancer.

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

In December 2010, we formed NuVax Therapeutics, Inc. (“NuVax”), a wholly-owned subsidiary, to expand clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. All rights to our CIT technology will be transferred to NuVax, currently our 100% wholly-owned subsidiary.  All further development and commercialization of CIT and other to-be licensed novel cancer fighting technologies will be made at NuVax.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from operations of $41,364,234 and $26,473,904 for the six months ended June 30, 2011 and 2010, respectively, and had an accumulated deficit of $179,514,640 at June 30, 2011. In addition, the Company used cash from operating activities of $3,741,534 for the six months ended June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At August 12, 2011, the Company had cash on hand in the U.S. of approximately $940,000. The Company requires approximately $525,000 per month for operating expenses to fund the costs associated with our financing activities; SEC reporting; legal and accounting expenses of being a public company; other general and administrative expenses; research and development, regulatory compliance, and distribution activities related to our Onko-Sure® test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; and compensation of executive management and our employees.

The monthly cash requirement of $525,000 for operating expenses does not include any extraordinary items or expenditures, payments for research on clinical trials for our Onko-Sure® test kit, and research conducted through CLIA Laboratories.

The Company raised net proceeds of approximately $6.8 million in a closing of convertible note and warrant purchase agreements in January 2011 (see Note 8).   On May 2, 2011, the Company failed to make the third required installment payment under such notes and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes began accruing interest at a rate of 24% per annum. As of May 6, 2011, all of the five investors submitted an Event of Default Redemption Notice to the Company.  As a result of the default, the Company entered into an agreement to exchange the original notes for new convertible notes and convertible preferred shares (see Note 14).

Management’s plans include seeking financing, conversion of certain existing notes payable to preferred and common stock, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.  On June 23, 2011, we were delisted from the NYSE Amex and subsequently our stock has traded on the OTCQX exchange.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of substantive distribution network for the Company’s Onko-Sure® test kits, (ii) the absence of any commitments or firm orders from the Company’s distributors, and (iii) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. The Company’s limited sales to date for the Onko-Sure® test kit make it impossible to identify any trends in the Company’s business prospects. Moreover, if either AcuVector and/or the University of Alberta are successful in their claims, the Company may be liable for substantial damages, the Company’s rights to the CIT technology will be adversely affected, and the Company’s future prospects for licensing the CIT technology will be significantly impacted.  As of December 31, 2010, the Company fully impaired the carrying value of the CIT Technology.  If we are unable to obtain additional financing and are unable to restructure our current indebtedness or convert such into equity, cash generated at our current operating level is not sufficient to pay interest and principal on these obligations as they become due.  Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.   In the event we are unable to restructure or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively eliminated.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments.  We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing the Company’s operations through the issuance of securities.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Radient and its wholly-owned subsidiary, NuVax.  All intercompany accounts and transactions have been eliminated.  NuVax had no operations for the six months ended June 30, 2011.

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

The Company has entered into several distribution agreements for various geographic locations with third parties.  Under the terms of some of the agreements, the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide the Company quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under these arrangements. As of June 30, 2011, the Company had $0 of deferred revenue related to these arrangements recorded in the accompanying condensed consolidated balance sheet.  During the six months ended June 30, 2011, we recognized $24,750 of deferred revenues under this agreement.

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

Product Research and Development

Internal product research and development costs are expensed as incurred.  Non-refundable third party research and development costs are expensed when the contracted work has been performed.  Product research and development costs were $139,063 and $294,815 for the six months ended June 30, 2011 and 2010, respectively.

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

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2011, the Company issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the issuance date was $18,822,734 computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, the Company determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

During the six months ended June 30, 2011, certain convertible debt holders from the 2010 Closings and the Promissory Notes converted a total of $22,042,084 which represented principal and accrued interest. This along with the two installment payments of the January 2011 financing resulted in a decrease of $6,943,474 in the derivative liabilities related to the embedded conversion feature of the converted debt.  In addition, during the six months ended June 30, 2011, 18,383,888 warrants were exercised by warrant holders. This resulted in a decrease of $18,427,299, representing the fair value of the warrants reclassified to additional paid-in capital.

In addition, under the provisions of FASB ASC 815-40, Contract’s in Entity Own Equity, specifically ASC 815-40-35-8, the warrants and embedded conversion features not previously recorded as derivative liabilities were reevaluated as the number of authorized but unissued shares was insufficient to satisfy the maximum number of shares that could be required to net share settle the contract.  On May 24, 2011, it was determined that the Company had insufficient authorized shares and reclassified the conversion features of the remaining convertible debt, non-employee options, and warrants as derivative liabilities.  As these instruments carried standard terms, the Company determined it was appropriate to use the Black-Scholes valuation model to value these options, warrants and conversion features.  On May 24, 2011, the fair value of the options and warrants was $1,476,775 and the conversion features was $47,856.

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate change due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying condensed consolidated statement of operations.  The Company recorded an aggregate gain of $19,832,731 and $2,758,589 due to change in the fair value of the derivative liabilities as a component of other expense, net during the six months ended June 30, 2011 and 2010, respectively.

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

The company estimated its effective tax rate for the six months ended June 30, 2011 at 40% based on the estimated annual loss and the related computed estimated annual tax provision. The related income tax benefit from the loss is offset by a full valuation allowance. There were no changes to the amount of unrecognized tax benefits as disclosed in the annual Form 10-K as of and for the year ended December 31, 2010. As of June 30, 2011, the company is not currently under Internal revenue service or state tax examinations.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic and diluted net loss per share:
Numerator: Net loss	$(29,936,679)	$(23,876,662)	$(41,364,234)	$(26,473,904)
Denominator: Weighted-average common shares outstanding, basic and diluted	117,450,887	29,245,417	104,113,843	26,729,016

Basic and diluted net loss per share	$(0.25)	$(0.82)	$(0.40)	$(0.99)

As of June 30, 2011 and 2010, the potentially dilutive effect of 78,462,286 and 60,902,116, representing common share equivalents consisting of options, warrants, and convertible debt which was computed using the treasury stock method.  These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive.

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the three and six-months then ended.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were $21,383 and $632 for the six months ended June 30, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  In addition to the basic insurance coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At June 30, 2011, the Company had approximately $1,266,000 in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

Customers

During the six months ended June 30, 2011 and 2010, we had four and three customers which represented approximately 83% and 89% of our total net revenues, respectively.  Of these, one customer was based in the U.S. and represented approximately 18% and 30% of our net revenues and three and two customers were based outside the U.S. and represented approximately 65% and 60% of our net revenues, respectively.

Below is a table showing our major customers and percentage of net revenues for the six months ended June 30, 2011 and 2010:

		% of Net Revenues
Customer	Location	2011	2010
A	U.S.	0%	30%
B	U.S.	18%	0%
Total U.S.		18%	30%

C	Taiwan	26%	31%
D	Vietnam	12%	29%
E	Korea	27%	0%
Total Foreign		65%	60%

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$127,600	$-
Cash paid during the period for taxes	$22,596	$-

Supplemental disclosure of non-cash activities:
Voluntary conversion of convertible debt and accrued interest	$28,277,466	$2,396,544
Fair value of stock issued in connection to legal settlement	$140,400	$-
Fair value of stock recorded as prepaid consulting	$-	$1,850,000
Reclassification to derivative liabilities due to insufficient authorized shares	$1,524,631	$-
Reclassification of derivative liabilities to equity due to conversion or exercise of warrants	$25,370,773	$343,847
Amount paid directly from proceeds in connection with 2010 Convertible Debt unrelated to the financing	$-	$35,000
Conversion of warrants to common stock (cashless)	$24,138	$-
Debt discounts related to derivative liabilities	$7,886,194	$6,091,092
Debt issuance costs and OID related to January 2011 Notes	$1,617,500	$-
Debt issuance costs included in accounts payable	$-	$866,501
Additional derivative liability for penalty on St. George debt	$-	$19,430
Conversion of accounts payable to shares of common stock	$-	$45,000

Recent Accounting Pronouncements

New pronouncements issued but not effective until after June 30, 2011, are not expected to have a significant effect on the Company’s condensed consolidated financial position or results of operations.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Raw materials	$63,598	$70,402
Work-in-process	43,126	6,562
Finished goods	1,855	5,940
	$108,579	$82,904

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Office equipment	$151,867	$140,132
Lab equipment	98,192	79,467
	250,059	219,599
Less accumulated depreciation	(163,370)	(143,637)
	$86,689	$75,962

Depreciation expense was $19,733 and $17,000 for the six months ended June 30, 2011 and 2010, respectively.

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

During the six months ended June 30, 2011 and 2010, amortization expense totaled $0 and $50,000 respectively.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Prepaid insurance	$13,408	$54,133
Legal retainers	55,000	44,430
Accounting and other consulting expenses	51,872	36,352
Total prepaid expenses	$120,280	$134,915

NOTE 7 — DERIVATIVE INSTRUMENTS

The Company estimates the fair value of common stock purchase warrants that contains down-round protection features and embedded conversion features of its convertible debt that contains down-round protection features using the Binomial Lattice model. On May 24, 2011, it was determined that the Company had insufficient authorized shares and reclassified the conversion features of the remaining convertible debt, non-employee options, and warrants as derivative liabilities.  As these instruments carried fixed conversion features and exercise prices, the Company determined it was appropriate to use the Black-Scholes valuation model to value these options, warrants and conversion features.

In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2011:

For the six months
ended June 30, 2011
Annual dividend yield	—
Expected life (years)	0.02 – 5.86
Risk-free interest rate	0.01% — 2.5%
Expected volatility	104.4% — 254.6%

In applying the Black-Scholes valuation model, the Company used the following assumptions during the six months ended June 30, 2011:

For the six months
ended June 30, 2011
Annual dividend yield	—
Expected life (years)	0.19 – 4.62
Risk-free interest rate	0.03% — 1.81%
Expected volatility	115% — 189.8%

For the warrants that include optional cashless exercise provisions, the Company applied a 90%/10% and 0%/100%  probability that the holder will exercise under either the cashless exercise or the cash exercise scenario, for the warrants related to 2010 and  2011 closings, respectively. The cashless exercise provision expires once the underlying the warrants’ shares are registered.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s non-employee options, warrants, and embedded conversion features of its convertible debt measured at fair value on a recurring basis as of June 30, 2011:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Derivative liabilities:
Embedded conversion features	$1,806,254	$7,912,388
Warrants and non-employee options	4,268,731	21,153,476
Total derivative liability	$6,074,985	$29,065,864

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Decrease in fair value included in other income (expense), net	$(10,528,574)	$(2,801,583)	$(19,832,731)	$(2,758,589)

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the six months ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Embedded Conversion Features:
Balance at beginning of year	$7,912,388	$44,358
Derivative liabilities added	9,591,844	4,678,560
Reclassification to equity in connection with conversion of underlying debt to equity	(6,943,474)	(259,975)
(Gain)/Loss on change in fair value included in net loss	(8,754,504)	(1,795,925)
Ending balance	$1,806,254	$2,667,018

Warrants and non-employee options:
Balance at beginning of year	$21,153,476	$310,400
Derivative liabilities added	12,620,781	14,155,780
Reclassification to equity in connection with exercise of underlying stock warrants	(18,427,299)	(83,872)
(Gain)/Loss on change in fair value included in net loss	(11,078,227)	(962,664)
Ending balance	$4,268,731	$13,419,644

NOTE 8 — DEBT

Debt consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Debt:
Convertible Notes issued September 2008, net of unamortized discount of $0 at June 30, 2011 and December 31, 2010, respectively	$46,442	$363,942

First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $1,410,422 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $0 at December 31, 2010	-	472,937

Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $4,181,576 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $1,466,389 at December 31, 2010	-	8,172,418

Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $3,388,304 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $0 and $749,428 at June 30, 2011 and December 31, 2010, respectively	639,971	6,534,543

Fourth Closing of 2010 Convertible Note, issued April 26, 2010, including additional $480,108 principal and interest for trigger events, net of unamortized discount of $199,828 at December 31, 2010	-	965,448

Senior Notes, net of unamortized discount of $0 at June 30, 2011 and December 31, 2010, respectively	25,000	4,441,563

Bridge note, including additional $104,138 principal and interest for penalties, net of unamortized discount of $0 at December 31, 2010	-	140,360

January 2011 Notes, issued January 31, 2011, including additional $2,303,213 prinicpal for registration penalties and lates fees, and $13,248,548 for default penalties, net of unamortized discount of $0 at June 30, 2011	22,301,761	-

Promissory Notes, issued May 24, 2011, net of unamortized discount of $0 at June 30, 2011	7,821,705	-

Total debt, net of unamortized discount, all current	$30,834,879	$21,091,211

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

During the six months ended June 30, 2011, convertible note holders converted an aggregate of $25,839,692 of principal, representing 75% of the total outstanding balance, and $2,213,496 of accrued interest, into a total of 83,911,993 shares of the Company’s common stock.  The following table summarizes the conversion of the notes (the Company did not receive any conversions notices for the January 2011 Notes):

Debt	Gross Principal Balance @ 12/31/10	Principal Additions	Interest Accrued to conversion or YTD	Principal Conversion Amount	Interest Conversion Amount	Gross Principal Balance Due	Interest Balance Due	Principal % Converted	Number of Shares Issued
2008 Convertible 10% Debt	$363,942	$-	$65,422	$(317,500)	$(53,555)	$46,442	$11,867	87.24%	476,692

2010 Financings:
1st Close	472,937	-	41,722	(472,937)	(41,722)	-	-	100.00%	1,029,248
2nd Close	9,638,807	32,934	727,626	(9,671,741)	(697,842)	-	29,784	100.00%	30,381,442
3rd Close	7,283,971	61,363	685,910	(6,705,363)	(257,207)	639,971	428,703	91.29%	14,505,363
4th Close	1,165,278	-	85,721	(1,165,278)	(80,042)	-	5,679	100.00%	2,642,809
	18,560,993	94,297	1,540,979	(18,015,319)	(1,076,813)	639,971	464,166	97.06%	48,558,862

Senior Note Series 1	2,196,875		552,328	(2,196,875)	(552,328)	-	-	100.00%	5,931,529
Senior Note Series 2	2,244,688		512,653	(2,219,688)	(505,326)	25,000	7,327	98.89%	7,852,649
	4,441,563	-	1,064,981	(4,416,563)	(1,057,654)	25,000	7,327	99.44%	13,784,178

Bridge Note	140,360		25,474	(140,360)	(25,474)	-	-	100.00%	592,261

Promissory Notes	-	10,771,655	86,707	(2,949,950)	-	7,821,705	86,707	27.39%	20,500,000

Total Convertible Debt	$23,506,858	$10,865,952	$2,783,563	$(25,839,692)	$(2,213,496)	$8,533,118	$570,067	75.17%	83,911,993

Activity in connection with the Company’s convertible debt for the six months ended June 30, 2011, is as follows:

	10% Notes Issued Sept '08	2010 Notes (all closings)	Senior Notes (Series 1 and Series 2)	Bridge Loan	January 2011 Notes	Promissory Notes	Total
Carrying Value Before Discount at December 31, 2010	$363,942	$18,560,993	$4,441,563	$140,360	$-	$-	$23,506,858
Face value of debt issued in 2011	-	-	-	-	8,437,500	10,771,655	19,209,155
Penalties added to principal		94,297			15,551,761		15,646,058
Payments on debt	-	-	-	-	(1,687,500)		(1,687,500)
Portion of note converted to equity	(317,500)	(18,015,319)	(4,416,563)	(140,360)	-	(2,949,950)	(25,839,692)
Carrying Value Before Discount at June 30, 2011	46,442	639,971	25,000	-	22,301,761	7,821,705	30,834,879

Discount, net of accumulated amortization at December 31, 2010	-	(2,415,650)	-	-	-	-	(2,415,650)
Discount attributable to 2011 notes	-	-	-	-	(8,437,500)	-	(8,437,500)
Amortization expense	-	2,415,650	-	-	8,437,500	-	10,853,150
Discount, net of accumulated amortization at June 30, 2011	-	-	-	-	-	-	-

Net Carrying Value at June 30, 2011	$46,442	$639,971	$25,000	$-	$22,301,761	$7,821,705	$30,834,879

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

During the six months ended June 30, 2011, note holders converted $317,500 of principal and $53,555 of interest, representing 87% of the outstanding balance of the note balance as of December 31, 2010.  The Company issued 476,692 shares of its common stock upon the conversion of the notes.  The balance as of June 30, 2011 was $46,442 in principal and $11,867 of accrued interest.

2010 Note and Warrant Purchase Agreements

During year ended December 31, 2010, the Company completed four closings of convertible note and warrant purchase agreements (“Purchase Agreements”), aggregating to approximately $11 million.  The convertible notes issued in the four 2010 Closings, (collectively “2010 Notes”) matured one year from the date of their respective issuance and carried an original 20% issuance discount. The Purchase Agreement for the First closing included a five-year warrant to purchase 1,100,000 shares of the Company’s common stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note).  The Purchase Agreements for the Second, Third, and Fourth closings included a five-year warrant to purchase up to 12,048,668 shares of the Company’s common stock at initial exercise prices ranging from $0.28 to $0.89 per share.  The 2010 Note holders may convert the 2010 Notes, in whole or in part, into shares of the Company’s common stock. The Conversion Price is equal to the greater of the Floor Price (as defined in the Notes) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion.

The embedded conversion feature of the 2010 Notes and related warrants were recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the 2010 Notes and the exercise price of the Warrants. The Company originally recorded a debt discount of $10,783,530, representing the value of the embedded conversion feature and warrants. The debt discount is being amortized on a straight-line method over the terms of the debt, which approximates the effective-interest method.  During the six months ended June 30, 2011, the Company recorded $2,415,650 of amortization of the debt discount, which included $242,090 in accelerated amortization due to the conversions.  The balance of the debt discount at June 30, 2011 was $0.

The Company also incurred debt issuance costs totaling $821,300 in association with the 2010 Notes.  Those costs are included in other assets in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, and are being amortized over the life of the debt using the effective interest method.  During the six months ended June 30, 2011, the Company recorded $170,826 of amortization of the debt issuance costs.  The balance of the debt issuance costs at June 30, 2011 was $0.

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

As a result of the Trigger Events, the principal amount of the 2010 Notes was increased from $11,057,365 to $14,081,712.  In addition, pursuant to the terms of the Registration Rights Agreement, the Company recorded an additional $410,000 as interest expense which represents the maximum amount of $10,000 payable to each convertible note holder in the four closings due to failure to obtain effectiveness of registration statement.

Additionally, we were required under the terms of the 2010 Notes to obtain stockholder approval, on or before July 15, 2010 for the First Closing and on or before August 31, 2010, for the Second, Third, and Fourth Closings. Due to the SEC review of our proxy statement and periodic reports that we are required to submit to our shareholders with the Proxy Statement, we were unable to file and mail our definitive proxy statement so as to give our shareholders proper notice of an August 31, 2010 meeting and therefore were not able to have a meeting or obtain shareholder approval on such date. This failure constituted an Event of Default under the 2010 Notes, pursuant to which the note holders were entitled to declare the entire principal and interest due on the notes then immediately payable. In light of the default, to maintain good relationships with the investors of the 2010 Notes, we requested the 2010 Notes’ investors to waive the July 15, 2010 and August 31, 2010 shareholder meeting date requirement and instead allow us to hold the meeting on or before November 15, 2010, as well as waive any defaults related thereto, in exchange for which we increased the balance of the notes by 25% (the “Extension”).  As a result of the 25% increase from the Extension, the principal amount of such notes was increased to $18,872,264.

On October 14, 2010, the Company entered into a forbearance agreement (“Forbearance Agreement”) with two investors (ISP Holdings, LLC and St. George Investments, LLC) of the 2010 Notes. These investors negotiated the terms of the Forbearance Agreement in lieu of entering into the Extension the other 2010 Notes investors signed. Pursuant to the Forbearance Agreement, the two investors refrained and temporarily forbore from exercising and enforcing their remedies against the Company due to the Event of Default and in return the Company agreed as a compensation for damages to the two investors to increase the outstanding balance of the 2010 Notes to ISP Holdings, LLC by 68% and increase the outstanding balance of the 2010 Notes to St. George Investments, LLC by 25%. In addition, the Company agreed to obtain the required Shareholder Approval to issue the shares underlying the 2010 Notes and warrants on or before November 15, 2010.  In relation to this agreement, the Company recorded $381,920 in additional principal, and offsetting interest expense, for the liquidation damages of the warrants and $300,773 as a loss on extinguishment of debt and is reflected in other expenses, net, in the accompanying condensed consolidated statements of operations.  Since we did not hold the meeting by November 15, 2010 (due to the SEC comment period), these two note holders submitted notice to us that the balance of their note shall increase by another 25% under the terms of the Forbearance Agreement.  As of December 31, 2010, we increased the outstanding note balance of these two note holders by $868,522 for the 25% that was contractually due, but were under negotiations.  Since we had not entered into any settlement, on May 26, 2011, these two note holders submitted default notices to us demanding payment of the note in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  On June 6, 2011, an agreement was reached with these note holders and an aggregate total of additional penalties in the amount of $94,297 were added to the principal of their notes.

In April 2011, the Company entered into a Debt Exchange Agreement whereby the outstanding balance of one of the Convertible Notes, including premiums, was exchanged for shares of the Company’s common stock.  As part of this exchange,  the note holder of the 2010 Note converted $479,806 of principal and $92,967 of accrued interest, premiums of $121,494 and legal fees of $5,000 into 1,849,819 shares of the Company’s common stock.  The premium was recorded as extinguishment of debt.

During the six months ended June 30, 2011, as detailed in the table above, a total of $18,015,319 of principal and $1,076,813 of accrued interest of this debt, representing 97% of the total 2010 Notes outstanding was converted into 48,558,862 shares of the Company’s common stock.

Convertible Senior Notes

Series 1

In December 2008, in the first closing of the 12% Senior Note offering, the Company issued units consisting of $1,077,500 principal amount of 12% Senior Promissory Notes (“Series 1 Senior Notes”) and five-year warrants to purchase a total of 862,000 shares of the Company’s common stock at $1.00 per share.  On January 30, 2009, the Company conducted the second and final closing of the Series 1 Senior Note offering whereby the Company sold an additional $680,000 principal amount of Senior Notes and a five-year warrant to purchase a total of 544,000 shares of common stock at $1.13 per share. Accordingly, a total of $1,757,500 in Senior Notes and Warrants to purchase 1,406,000 shares of common stock in the Senior Note Offering were sold in 2008 and 2009.  The Senior Notes originally bore an interest rate of 12% per annum, payable semi-annually on June 1st and December 1st of each year after issuance.  The Senior Notes matured on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions.  The Senior Notes are unsecured, and are senior to the other Convertible Debt.  The Company was not permitted to issue additional notes or evidence of indebtedness that are senior in priority to the Senior Notes, however, the Company was permitted to issue notes up to an aggregate principal amount of $2,500,000 which were of equal priority with the Senior Notes.  In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of these notes by $439,372.  The total principal of the Series 1 Senior Notes at December 31, 2010 was $2,196,875 and $526,325 of accrued interest.

On January 3, 2011, the shares underlying the Exchange Agreement with the Senior Note holders were approved by the NYSE Amex and these notes became convertible into the Company’s common stock.

During the six months ended June 30, 2011, note holders converted $2,196,875 of principal and $552,328 of interest, representing 100% of the outstanding balance of these notes.  The Company issued 5,931,529 shares of its common stock upon the conversion of the notes.

Series 2

On May 4, 2009, the Company conducted a first closing of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,327,250 principal amount of  Series 2 Senior Notes and five-year warrants to purchase a total of 2,123,600 shares of the Company’s common stock at $0.98 per share (the “Warrant Shares”). On June 12, 2009, the Company conducted the second closing of a private offering under Regulation D for the sale to accredited investors of units consisting of $468,500 principal amount of Series 2 Senior Notes (“Series 2 Senior Notes”) and five-year warrants to purchase a total of 749,600 shares of the Company’s common stock at $1.11 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was 115% of the five (5) day volume weighted average closing price of the Company’s common stock on NYSE Amex for the five (5) trading days prior to the date of the closing.   In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $448,941.  The total principal of these notes at December 31, 2010 was $2,244,688 and accrued interest was $457,769.

In April 2011, the Company entered into a series of Debt Exchange Agreements whereby the outstanding balances of several of the Convertible Notes, including premiums, were exchanged for shares of the Company’s common stock.  Holders of the Series 2 Senior Notes converted $600,000 of principal and $115,368 of accrued interest, premiums of $87,781 and legal fees of $10,000 into 2,708,593 shares of the Company’s common stock.  The premiums were recorded as an extinguishment of debt.

During the six months ended June 30, 2011, note holders converted $2,219,688 of principal and $505,326 of interest, representing 99% of the outstanding balance of these notes.  The Company issued 7,852,649 shares of its common stock upon the conversion of the Series 2 Senior Notes.  The balance of the Series 2 Senior Notes as of June 30, 2011 was $25,000 in principal and $7,327 of accrued interest.

Exchange Agreement

The Company did not make the required interest payments on the Series 1 Senior Notes or the Series 2 Senior Notes (collectively “the Senior Notes”) due on December 1, 2009 or March 1, 2010. The Company did not have sufficient cash to satisfy these Notes and carry on current operations. Consequently, under the terms of the Series 1 and 2 Senior Notes, the interest rate increased from 12% to 18% per annum. The failure to pay interest as scheduled represented an Event of Default under the terms of the Series1 and 2 Senior Notes and all senior debt was classified as current. However, none of the holders declared default, or declared the outstanding Senior Notes and other contractual obligations immediately due.

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

In September 2010, the Company amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Senior Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Senior Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Senior Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. Due to the SEC’s review of the periodic reports that we were required to mail with the proxy statement, seeking the Stockholder Approval, we were unable to hold the related meeting until December 3, 2010.  Our stockholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011.  All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remained in effect and no other consideration was owed to the note holders pursuant to this default. The total for the additional penalty was $888,275 and was included in loss on extinguishment of debt for the year ended December 31, 2010.  As of the date of this filing, we have not received notice from any note holders declaring a default. Any shares of common stock to be issued pursuant to the Debt Exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

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

As of June 30, 2011, principal and interest in the amount of approximately $5,474,218, representing 99% of the Senior Convertible Notes have been converted into shares of the Company’s common stock (see above).

Activity in connection with the Company’s Senior Convertible Notes debt during the six months ended June 30, 2011, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value at December 31, 2010	$1,346,875	$850,000	$1,659,063	$585,625	$4,441,563
Principal converted	(1,346,875)	(850,000)	(1,659,063)	(560,625)	(4,416,563)
Carrying Value at June 30, 2011	$-	$-	$-	$25,000	$25,000

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

During the six months ended June 30, 2011, aggregated principal and interest in the amount of $165,834 was converted into 592,261 shares of the Company’s common stock.

January 2011 Notes

On January 30, 2011, the Company entered into a securities purchase agreement with 5 accredited investors (“Investors”) in a private equity financing of $8,437,500 and received approximately $7,500,000 in gross proceeds from the sale of convertible notes pursuant to the securities purchase agreement.  Net proceeds from the financing were approximately $6,820,000.  In connection with the closing of the transactions, the Company issued Convertible Promissory Notes in the aggregate principal amount of $8,437,500 (the “January 2011 Notes”), at a purchase price of $888.88 for each $1,000 of principal amount of notes, which are initially convertible into an aggregate of 14,062,500 shares of the Company’s common stock (“2011 Note Shares”) to the Investors.  The Investors also received: (i) Series A Warrants (“Series A Warrants”) to purchase an aggregate of 14,062,500 shares of our common stock  (“Series A Warrant Shares”) at an initial exercise price of $0.67 per share and (ii) Series B Warrants (“Series B Warrants,” together with the Series A Warrant, the “Warrants”) to purchase an aggregate of 7,031,250 shares of our common stock (the “Series B Warrant Shares,” together with the Series A Warrant Shares, the “Warrant Shares”) at an initial exercise price of $0.8175  per share for their investment.  Each of the Warrants has a term of five (5) years from the date the Warrants are initially exercisable.

Pursuant to the terms of the securities purchase agreement, the Company was required to have a shareholder meeting no later than April 30, 2011 seeking shareholder approval for (a) the issuance of all January 2011 Note Shares and Warrant Shares without any restrictions or limitations pursuant to the NYSE Amex and (b) an increase in the Company’s authorized shares of common stock to 400,000,000 (“Shareholder Approval”).  Prior to obtaining Shareholder Approval the Company is required to reserve that number of shares of its common stock which represents 100% of the January 2011 Shares and the Series A Warrant Shares; after obtaining Shareholder Approval, the Company is required to reserve that number of shares of its common stock which represents 130% of the shares of common stock issuable upon conversion of the January 2011 Notes and exercise of the Warrants.  Failure to obtain Shareholder Approval by the required dates constitutes an event of default under the January 2011 Notes.  Due to our inability to file our proxy statement we were unable to hold the required shareholders meeting.

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

The January 2011 Notes mature on December 1, 2011 and are convertible at any time at the Investors’ option; however the January 2011 Notes cannot be converted if such conversion would result in a Investor beneficially owning more than 4.99% of the Company’s outstanding common stock.  The Company is required to pay a certain portion of the January 2011 Note (“Installment Amount”) back on the first day of each month during the term of the January 2011 Note, beginning on March 1, 2011, and the Company has the option to pay the Installment Amount in shares of its common stock, if certain conditions as set forth in the January 2011 Notes are met, in cash or in any combination of shares of its common stock and cash.  The Installment Amount for each January 2011 Notes is equal to the lesser of (A) the product of (i) $843,750 multiplied by (ii) a Investors’ pro rata portion of all of the January 2011 Notes sold pursuant to the financing and (B) the outstanding principal amount under such Investors’ January 2011 Note as of such payment date.  If the Company elects to pay any portion of the Installment Amount in cash, it has to pay an amount in cash equal to 100% of the applicable redemption amount; if the Company fails to do so, the Investor has the right to require the Company to convert all or any portion of such amount owed into shares of common stock at the then current conversion price.  If the Company elects to pay any portion of the Installment Amount in shares of common stock, then the Company is required to issue such number of shares of its common stock equal to the quotient of the formula set forth in the January 2011 Notes.  Upon the occurrence of an Event of Default under the January 2011 Note, a or a Change of Control – as that term is defined in the January 2011 Notes, the Investor has the right to force the Company to redeem all or any portion of such Investors’ January 2011 Notes in cash at a price equal to 125% of the greater of (x) the amount of the January 2011 Note sought to be redeemed and (y) the product of (A) the quotient of the amount sought to be redeemed divided by the then current conversion price and (B) the greatest closing sale price of our common stock on any trading day during the period beginning on the date immediately preceding (y) in the event of an event of default, such event of default, or (x) in the event of Change of Control, the earlier to occur of (1) the consummation of the Change of Control and (2) the public announcement of such Change of Control, and ending on the date the Investor delivers redemption notice.

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

The Company also entered into a Registration Rights Agreement with the Investors pursuant to which it was required to file the registration statement by February 9, 2011 providing for the resale of 130% of the shares of common stock issuable upon conversion of the January 2011 Notes and exercise of the Warrants, although certain exceptions to the amount required to be registered at any one time as a result of certain securities laws are contained in the registration rights agreement.  The Company was also required to have the registration statement declared effective within 60 days after the closing of this financing (or 90 days if there is a full review by the Securities and Exchange Commission).  We were also required to keep the registration effective at all times until the earlier of (i) the date as of which the Investors may sell all of the January 2011 Note Shares and Warrant Shares without restriction or limitation pursuant to Rule 144 of the Securities Act of 1933, as amended and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) promulgated thereunder or (ii) the date on which the Investors shall have sold all of the January 2011 Note Shares and Warrant Shares required to be registered under the Registration Rights Agreement.  If the Company failed to file the registration statement by the required date, have it effective by the required date or maintain the effectiveness as required, that the Company shall be required to pay to the Investors an amount in cash equal to 1.5% of the purchase price for the January 2011 Note Shares and Warrant Shares included in the applicable registration statement.  Such amount shall be due on the date of such failure and every 30 days thereafter for which the failure is not cured and if the payments are not made on time, they shall bear interest at the rate of 1.5% per month.  The registration statement was filed on February 9, 2011.  On March 10, 2011, the Company received notice from the SEC that it did not meet the eligibility requirements for the S-3 filing to register the shares on such form and therefore must seek to register the shares on Form S-1.  As of April 1, 2011, the registration statement was not effective and the Company paid in cash $126,563 of additional interest for the registration penalty.  The Company accrued an additional registration penalty of $253,125 for May and June 2011.

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

The Company established a debt discount of $8,437,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method.  Due to the default event in May 2011, the notes became due and payable at that time and the amortization of the debt discount was accelerated.  For the six months ended June 30, 2011, the Company recorded amortization of the debt discount of $8,437,500.  The balance of the debt discount was $0 at June 30, 2011.

The Company also incurred debt issuance costs of $680,000, which were deducted from the net proceeds.  In addition, the fair value of the placement agent warrants was recorded as a debt issuance cost in the amount of $386,194.  These costs were being amortized over the life of the debt using the straight-line method, which approximates the effective interest method.  Due to the default event in May 2011, the notes became due and payable at that time and the amortization of the debt issuance costs was accelerated.  During the six months ended June 30, 2011, $1,066,195 was amortized as interest expense.  The balance of the debt discount was $0 at June 30, 2011.

On March 1, 2011 and April 1, 2011, the Company made the first two installments due of $843,750 each.  On May 3, 2011, the Company failed to make the third installment on the January 2011 Notes and an event of default occurred.  As a result, all of the five investors submitted an Event of Default Redemption Notice to the Company as of May 6, 2011.  The Company also incurred $326,425 in late charges at a rate of 24% per annum on the unpaid installments.  At the time of the default the Company increased the balance owed to the note holders by 125% for default penalties, bringing the balance of the notes including registration penalties, default penalties, and late fees to $9,053,213.  However, the note holders claimed that there had been a dilutive issuance of stock and the conversion rate in effect at the time of default was $0.1589.  Using this conversion rate to calculate the default penalty resulted in an additional penalty of $13,248,548.  The balance of the note, including late charges, interest, and penalties was $22,301,761 as of June 30, 2011.

Effective July 1, 2011, the Company entered into an Exchange Agreement with each of the January 2011 note holders in order to settle our obligations for these notes (see note 14).

Promissory Notes

On May 10, 2011, we entered into a Settlement Agreement with Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) (see Note 10), which was amended on May 23, 2011.  Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we are not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required.  Under the terms of the Settlement Agreement, upon Court Approval, we shall issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex has previously approved for issuance to the Plaintiffs.   In addition, to account for the time it would take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note (the “Promissory Notes”) for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the notes.  We received Court Approval on May 24, 2011.  The notes were delivered upon Court Approval; they bear 8% interest and mature four months after issuance.  The note must be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time.

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

On or about June 23, 2011, we advised Plaintiffs that due to the fact that each of the convertible notes held by Whalehaven and Alpha Capital are, by their stated terms, immediately convertible at the option of the holders into more than ten percent (10%) of the issued and outstanding shares of common stock of the Company, each of the Plaintiffs is an affiliate of the Company as defined in Rule 144(a) promulgated under the Securities Act.  As such, any additional Settlement Shares issued to the Plaintiffs under the Settlement Agreement would have to comply with the applicable provisions of the Securities Act and specifically Rule 144 promulgated thereunder with regard to resales. Accordingly we advised plaintiffs that  the additional 20.5 million shares issued to Plaintiffs pursuant to Section 3(a)(10) may only be resold  in compliance with Rule 144.  These shares are not “restricted securities” within the meaning of Rule 144(a); they are not subject to the holding period limitations of Rule 144(d).  However, they are subject to the other relevant provisions of Rule 144, including (i) the limitation of the amount of securities that may be sold by an affiliate pursuant to Rule 144(e)(1) and the manner of sale pursuant to Rule 144(f).

Based on the available amount of shares the NYSE Amex previously approved for the Plaintiffs, upon Court Approval on May 24, 2011, we issued the Plaintiffs an aggregate of 500,000 shares of our common stock valued at $140,400 and issued promissory notes for an aggregate amount of $10,771,655.  As a result of this agreement, we recorded legal settlement expense of $10,987,055.

On June 23, 2011, we were delisted from the NYSE Amex and no longer required NYSE Amex approval to issue the shares due to the promissory note holders.  On June 29, 2011, we issued to the promissory note holders an aggregate of 20,500,000 shares of our common stock valued at $2,949,950.  The balance of the promissory note and accrued interest was $7,821,705 and $86,707 as of June 30, 2011, respectively.

In addition, the promissory note contains an embedded conversion feature.  The conversion feature was valued using the binominal pricing model and $2,684,286 was recorded as an addition to the derivative liability.

Embedded Conversion Features and Warrants

The 2010 Notes, the January 2011 Notes, and the Promissory Notes carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. The Company uses the Binomial Lattice model to estimate the fair value of the derivative instruments at their grant dates, conversion or exercise dates, principal payment dates, penalty and triggering dates, and quarter ends.

The warrants related to the 2010 Notes and the January 2011 Notes carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the following assumptions.  As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature will no longer be available to the holder. As of June 30, 2011, the Company has not filed a registration statement which has resulted in the continuance of the cashless exercise feature.  The Company also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date the registration statement is declared effective. For the 2010 Notes, based on the cashless exercise notices received by the Company through the date of this filing and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 90% likelihood that the investors would exercise under the cashless exercise provision and 10% likelihood that they would effect a standard exercise via cash. For January 2011 Notes, considering $0 intrinsic value of the warrants as of June 30, 2011, and  the fact that  there was  no exercise notices received, the Company considered  a 0% likelihood  that the investors would exercise under the cashless exercise provision.

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

The total values computed under each Binomial Model are then assigned a likelihood or probability that the investor may exercise under either scenario. The Company used 90%/10% and 0%/10% for 2010 Notes, and January 2011 Notes, respectively, cashless exercise /cash exercise proportion, to arrive at the estimated fair value assigned to warrant as of their grant dates, and as of June 30, 2011.

See Note 7 for more information on accounting for derivative liabilities related to embedded conversion features and warrants with down round protection and assumptions used for valuation of these derivative liabilities.

Other Debt

Consulting Agreement

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of Cantone Asset’s service, the Company agreed to pay monthly consulting fees of $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.60 per share (the “Cantone Warrant”). This warrant was valued at $88,000 using the Black-Scholes model with a discount rate of 2.38% and a volatility of 97.27%.

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

NOTE 9 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverage, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $0 and $85,000 are included in accrued salaries and wages in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.  During the six months ended June 30, 2011, the Company paid $150,831 under this arrangement to the Company’s former CEO.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

AcuVector Group

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

If either AcuVector or the University is successful in their claims, the Company may be liable for substantial damages, its rights to the technology will be adversely affected and its future prospects for exploiting or licensing the CIT technology will be significantly impacted.

Hudson Bay Fund

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

Forbearance Agreement

On December 1, 2010, the two note holders with whom we entered into the October 14, 2010 forbearance agreement, in lieu of the extension letter agreement we entered into with our other 2010 Note Financing note holders, submitted a letter stating that we defaulted on the  Forbearance Agreement since we did not have the shareholder meeting on November 15, 2010.  These two holders claim that because we did not hold the meeting on November 15, 2010, the Forbearance Agreement then allows them to seek all recourse available under the terms of the original note and the Forbearance Agreement specifically asserts that only one Trigger Event occurred and that they are therefore entitled to an additional 25% increase in their note balance.  As of December 31, 2010, we increased the balance of the notes by $868,522 for the 25% that is contractually due, but currently under negotiations.  On May 26, 2011, these two note holders submitted default notices to us demanding payment of the note in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  The default notices demand payment by June 1, 2011 or threaten legal action.  On June 6, 2011, we reached a settlement regarding their claimed default.  As a result we recorded additional default penalties of $94,297 (see Note 8).

Alpha Capital and Whalehaven

On December 10, 2010, Alpha Capital Anstalt (“Alpha Capital”) and Whalehaven Capital Fund Ltd. (“Whalehaven Capital and with Alpha Capital, the “Plaintiffs”) filed a complaint against us regarding the number of warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting.  The Plaintiffs alleged that the effective price of the notes we issued pursuant to the private financing we completed in March and April 2010, and of the shares we later issued to two such note holders in settlement of a lawsuit with same, is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO.  Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting.  The Plaintiffs sought relief from the court involving additional shares issuable pursuant to the exercise of the warrants they received in the RDO and cash damages.

As reported in the Company’s Form 8-K dated May 17, 2011, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs pursuant to which we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”).  On May 24, 2011 we received court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the court approved settlement, the parties filed a Stipulation of Discontinuance of the lawsuit with the relevant court.  As part of the Settlement Agreement, Alpha Capital and Whalehaven Capital retained all of the warrants the Plaintiffs received in the RDO and in the private financing we closed in March and April 2010.   We are obligated to issue to Alpha Capital and Whalehaven Capital as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex had previously approved for issuance to the Plaintiffs.  On May 25, 2011, we issued an aggregate of 500,000 shares of our common stock in accordance with the Settlement Agreement; 283,000 shares to Alpha Capital and 217,000 shares to Whalehaven.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued.  On June 23, 2011, the Company was no longer listed on NYSE Amex; and therefore, on June 29, 2011, we issued an aggregate of 20,500,000 of our common shares; 11,603,000 shares to Alpha Capital and 8,897,000 shares to Whalehaven Capital.  In addition, and in order to account for the time it may take to receive shareholder approval to authorize sufficient additional shares that are issuable to them, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes bear 8% interest and mature four months after issuance.  We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes.  Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.  (See Note 8).

On June 23, 2011, we advised Plaintiffs that due to the fact that each of the convertible notes held by Whalehaven and Alpha Capital are, by their stated terms, immediately convertible at the option of the holders into more than ten percent (10%) of the issued and outstanding shares of common stock of the Company, each of the Plaintiffs is an affiliate of the Company as defined in Rule 144(a) of the Securities Act.  As such, any additional Settlement Shares issued to the Plaintiffs under the Settlement Agreement would have to comply with the applicable provisions of the Securities Act and specifically Rule 144 promulgated thereunder with regard to any resale.  Accordingly we advised plaintiff’s that the additional 20.5 million shares issued to them pursuant to Section 3(a)(10) may only be resold by Plaintiffs in compliance with Rule 144.  These shares are not “restricted securities” within the meaning of Rule 144(a), they are not subject to the holding period limitations of Rule 144(d).  However, they are subject to the other relevant provisions of Rule 144, including (i) the limitation of the amount of securities that may be sold by an affiliate pursuant to Rule 144(e)(1) and the manner of sale pursuant to Rule 144(f).

On July 19, 2011 Plaintiffs wrote a letter to the Court disputing our position that they are affiliates and seeking judgment in default of the Settlement Agreement.  We strongly believe that a default has not occurred; we maintain that we are in compliance with the terms of the Settlement Agreement and we are vigorously defending our position.

Class Action

On March 11, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by misrepresenting the relationship between us and third parties in the Company’s clinical studies of its Onko-Sure® test kits. The Company believes there is no basis to the suit filed by The Rosen Law Firm and it has been fully transparent in its relationship with third parties.

Iroquois Group

As reported in the Company’s Form 8-K dated May 11, 2011, we were in default to each of Iroquois Master Fund Ltd., Cranshire Capital, L.P., Freestone Advantage Partners, L.P., Bristol Investment Fund, Ltd. and Kingsbrook Opportunities Master Fund LP, (collectively, the “2011 Note holders”), the holders of our convertible notes due December 1, 2011 (the “2011 Notes”) in the original principal amount of $8,437,500. As a result of such defaults, our total liabilities (including accrued interest, penalties and default redemption payments) to the 2011 Note holders aggregated $22,301,761. We entered into an exchange agreement on June 29, 2011, with each of the 2011 Note holders (the “Exchange Agreement”) in order to settle our obligations to each of the 2011 Note holders.  This transaction was legally consummated and recorded for financial reporting purposes on July 1, 2011. (See Note 14).

Pursuant to the terms of the Exchange Agreement, each 2011 Note holder agreed to exchange its claims against the Company, its subsidiaries and certain of their respective current and former officers, directors and representatives for (i) the Company’s 4% convertible notes ($4,950,000 original principal amount in the aggregate (the “Notes”)), (ii) shares of 4% Series A Convertible Preferred Stock of the Company (with an aggregate stated value of $6,701,000 (the “Preferred Stock”)) under a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), and (iii) a warrant, expiring 5 years from the date of the receipt of Stockholder Approval (as defined in the Exchange Agreement),  to purchase additional shares of our common stock (94,468,113 shares of common stock in the aggregate under all the warrants (the “Warrants”)). Under the Exchange Agreement, each of the 2011 Note holders and their affiliated and related persons and entities also received a mutual full release from the Company.

Each of the Notes and shares of Preferred Stock are initially convertible into shares of our common stock at a conversion price of $0.185 per share, provided that if we make certain dilutive issuances (with limited exceptions), the conversion price of the Notes and the shares of Preferred Stock will be lowered to the per share price for the dilutive issuances. The Warrants are initially exercisable for shares of our common stock at an exercise price of $0.185 per share, provided that if we make certain dilutive issuances (with limited exceptions), the exercise price of the Warrants will be lowered to the per share price for the dilutive issuances.  The Warrants may also be exercised on a “cashless basis.” The conversion prices of the Notes and the shares of Preferred Stock and the exercise price of the Warrants are also subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of a Note and shares of Preferred Stock and the exercisability of a Warrant may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 9.9% (in the case of a Note and the shares of Preferred Stock held by such holder) or 4.9% (in the case of the Warrant held by such holder) of our common stock.

Each of the Notes automatically converts into shares of our common stock in four equal installments commencing August 1, 2011 ($1,237,500 in the aggregate under all the Notes). The automatic conversion price under each of the Notes will be equal to the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the applicable automatic conversion date (the “Note Automatic Conversion Price”).  We must make a pre-automatic conversion delivery of shares (the “Note Pre-Automatic Conversion Shares”) to each holder of a Note 20 trading days prior to the applicable automatic conversion date based the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the required delivery date of Note Pre-Automatic Conversion Shares. On the automatic conversion date, to the extent we owe a Note holder additional shares in excess of the Note Pre-Automatic Conversion Shares delivered to such holder, we will issue such Note holder additional shares of common stock, and to the extent we have issued excess shares of common stock, such shares of common stock will be applied to future issuances of shares of common stock to such Note holder.

Commencing August 1, 2011, 167,525 shares of Preferred Stock automatically converts into shares of our common stock in four equal installments. The automatic conversion price with respect to each such share of Preferred Stock automatically converted will be equal to the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the applicable automatic conversion date (the “Preferred Automatic Conversion Price”).  We must make a pre-automatic conversion delivery of shares (the “Preferred Pre-Automatic Conversion Shares”) to each holder of each such shares of Preferred Stock 20 trading days prior to the applicable automatic conversion date based the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the required delivery date of Preferred Pre-Automatic Conversion Shares. On the automatic conversion date, to the extent we owe a holder of such shares of Preferred Stock additional shares in excess of the Preferred Pre-Automatic Conversion Shares delivered to such holder, we will issue such holder additional shares of common stock, and to the extent we have issued excess shares of common stock, such shares of common stock will be applied to future issuances of shares of common stock to such holder.   (See Note 14).

Following a fairness hearing held on June 30, 2011, in the Supreme Court of the State of New York (the “Court”), the Court entered an order approving (i) the fairness of the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement, (ii) the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement and (iii) the issuance of the Notes, the shares of Preferred Stock and the Warrants pursuant to the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “3(a)(10) Order”).  Based on the terms of the Notes and the Certificate of Designations, the Company delivered 28,829,599 shares of common stock in the aggregate on July 1, 2011 constituting Preferred Pre-Automatic Conversion Shares and Note Pre-Automatic Conversion Shares.

On August 1, 2011, we amended the Notes as follows:

(i)           The term Automatic Conversion Price (as defined in the Note) is hereby deleted in its entirety and replaced with the following:

“Automatic Conversion Price” means, with respect to a particular date of determination, the lower of (i) the Conversion Price then in effect and (ii) the price which is equal to the product of (1) 70% multiplied by (2) the quotient of (A) the sum of each of the three (3) lowest Closing Bid Prices of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the applicable Installment Date (or, solely with respect to the First Installment Date, the sum of each of the three (3) lowest Closing Bid Prices of the Common Stock during the period commencing on the Issuance Date and ending on the Trading Day immediately preceding the First Installment Date) (each such period, an “Automatic Conversion Measuring Period”) divided by (B) three (3). All such determinations to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during any such Automatic Conversion Measuring Period. In the event of a dispute as to the determination of the Automatic Conversion Price, then such dispute shall be resolved pursuant to Section 21.

(ii)           The term Installment Date (as defined in the Note) is hereby deleted in its entirety and replaced with the following:

“Installment Date” means each of the following dates: (i) August 22, 2011 (the “First Installment Date”), (ii) September 22, 2011, being the twenty-second (22nd) Trading Day immediately following the First Installment Date (the “Second Installment Date”); (iii) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Second Installment Date (the “Third Installment Date”); and (iv) the Maturity Date.

(iii)           The term Pre-Installment Date (as defined in the Note) is hereby deleted in its entirety and replaced with the following:

“Pre-Installment Date” means each of the following dates: (i) the Issuance Date, (ii) August 24, 2011 (the “Second Pre-Installment Date”); (iii) September 22, 2011, being the twentieth (20th) Trading Day immediately following the Second Pre-Installment Date (the “Third Pre-Installment Date”); and (iv) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Third Pre-Installment Date.

The Holder hereby waives the following solely with respect to itself under the Certificate of Designations:

(1)           the Triggering Event (as defined in the Certificate of Designations) that would occur on each Automatic Conversion Date (as defined in the Certificate of Designations) only if: (x) Automatic Conversions (as defined in the Certificate of Designations) actually occur on each date set forth below as if the definition of Automatic Conversion Date read as follows:

“Automatic Conversion Date” means each of the following dates: (i) August 22, 2011 (the “First Automatic Conversion Date”), (ii) September 22, 2011, being the twenty-second (22nd) Trading Day immediately following the First Automatic Conversion Date (the “Second Automatic Conversion Date”); (iii) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Second Automatic Conversion Date (the “Third Automatic Conversion Date”); and (iv) November 17, 2011, being the twentieth (20th) Trading Day immediately following the Third Automatic Conversion Date.

and (y) the Automatic Conversion Price (as defined in the Certificate of Designations) for the First Automatic Conversion Date (i.e. August 22, 2011) is treated as if it was equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) then in effect and (ii) the price which is equal to the product of (1) 70% multiplied by (2) the quotient of (A) the sum of each of the three (3) lowest Closing Bid Prices (as defined in the Certificate of Designations) of the Common Stock during the period commencing on the Trading Day immediately following the Initial Issuance Date (as defined in the Certificate of Designations) and ending on August 19, 2011, divided by (B) three (3) (appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such period).

(2)           the Triggering Event that would occur on each Pre-Automatic Conversion Date (as defined in the Certificate of Designations) only if Pre-Automatic Conversion Shares (as defined in the Certificate of Designations) are actually delivered to the Holder on each date set forth below as if the definition of Pre-Automatic Conversion Date read as follows:

“Pre-Automatic Conversion Date” means each of the following dates: (i) the Initial Issuance Date, (ii) August 24, 2011 (the “Second Pre-Automatic Conversion Date”); (iii) September 22, 2011, being the twentieth (20th) Trading Day immediately following the Second Pre-Automatic Conversion Date (the “Third Pre-Automatic Conversion Date”); and (iv) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Third Pre-Automatic Conversion Date.

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

The Company has applied the disclosure provisions of ASC 460, “Guarantees” in connection with the JPI Debentures agreement. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of June 30, 2011, JPI was unable to complete any proposed transaction.  Under the terms of the JPI Debenture transaction, if JPI does not complete any of the required events by the going public deadline and the Company is required to issue shares of its common stock, pursuant thereto the maximum dollar value of the shares is to be issued is $1,000,000 and accrued interest. If by the Going Public Deadline, the Company is required to fulfill its obligation under the guarantee, the Company would satisfy the guarantee through the issuance of shares of its common stock. Due to the Conversion Price being subject to full ratchet anti-dilution provisions, an estimate of the final liability and number of shares to be issued cannot be made until such event would occur. There are currently no separate agreements that provide recourse for the Company to recover any amounts from JPI or third parties should the Company be required to pay any amounts or otherwise perform under the guarantee and there are no assets held either as collateral or by third parties that, under the guarantee, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.

If the guarantee were to become a liability, depending upon when it occurs, the issuance of shares at the RPC Conversion Price may cause an adjustment to the notes and warrants issued pursuant to the private financing closed in January 2011.

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

For the six months ended June 30, 2011 and 2010, the Company recorded share-based compensation expense to employees and directors of $30,400 (see Note 12) and $173,758, respectively. Substantially all of such compensation expense is reflected within the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures.

Summary of Activity

As of June 30, 2011, all outstanding stock options are fully vested.  There were no options granted during the six months ended June 30, 2011.

The following is a status of all stock options outstanding at June 30, 2011 and 2010 and the changes during the six months then ended:

	June 30,
	2011
	Options	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	7,368,001	$0.75
Granted	-	-
Expired/forfeited	(296,001)	1.00
Exercised	-	-
Outstanding and exercisable, end of period	7,072,000	$0.74

On December 3, 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the grant to employees, including executive officers, of restricted common stock, as well as cash or other share-based awards and other benefits. A maximum of 6,000,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of the Company’s common then outstanding or (y) 1,000,000.  As of January 1, 2011, the aggregate number of shares available for granting awards under the 2010 Plan was increased by 1 million.  As of June 30, 2011, 1,250,000 shares are available for issuance under the 2010 Plan.

NOTE 12 — STOCKHOLDERS’ EQUITY DEFICIT

Common Stock Issued for Services

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services, vesting over a period of 24 months.  As of December 31, 2010, 383,333 shares were vested.  During the three months ended March 31, 2011, the remaining 16,667 were vested. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the six months ended June 30, 2011 and 2010, the Company recorded general and administrative expense of $10,167 and $65,643, respectively, related to this agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the year ended December 31, 2010, 470,667 shares were earned with the remaining 9,333 shares earned during the three months ended March 31, 2011.  The Company recorded general and administrative expense of $7,466 and $142,000 during the six months ended June 30, 2011 and 2010, respectively, related to this agreement.

On March 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.  During the year ended December 31, 2010, 646,000 shares were earned with the remaining 74,000 shares earned during the three months ended March 31, 2011.  The Company recorded general and administrative expense of $47,600 and $170,400 during the six months ended June 30, 2011 and 2010, respectively, related to this agreement.

On August 1, 2010, the Company entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011.  The Company granted Catawaba 200,000 shares of its common stock in exchange for services. The shares were approved by NYSE Amex on December 3, 2010. The shares and were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the six months ended June 30, 2011, $34,667 was amortized and expensed as consulting fees.

On August 1, 2010, the Company entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. The Company granted First International 200,000 shares of its common stock in exchange for services. The shares were approved by NYSE Amex on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the six months ended June 30, 2011, $13,000 was amortized and expensed as consulting fees.

On August 1, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received on December 3, 2010.  During the six months ended June 30, 2011, 276,000 shares were earned and valued at $152,667 and recorded to general and administrative expense related to the agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received on December 9, 2010. During the six months ended June 30, 2011, 402,000 shares were earned and valued at $186,640 and recorded to general and administrative expense related to the agreement.

On September 10, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes (see Note 8).  We agreed to increase the cash fee owed to Cantone Asset by 25% to a total owed of $180,000, and instead of paying the amount owed in cash we agreed to issue them 642,857 shares of the Company’s common stock as full payment of the amount owed, subject to NYSE Amex approval.  NYSE Amex approved the shares on January 3, 2011 and the shares were issued in January 2011.  The expense of $180,000 for the consulting agreement was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.

On January 1, 2011, the Company entered into an agreement for the issuance of 250,000 shares of common stock to Cantone Asset Management pursuant to a consulting agreement for consulting services to be provided from January 1, 2011 through December 31, 2011.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued.  On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval.  The shares due and vested under this agreement were valued on this date at $37,500.  The Company recorded $18,750 to general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.  As the shares have not been issued as of June 30, 2011 due to unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On April 27, 2011, the Company entered into an agreement for the issuance of 750,000 shares of common stock to Catawaba pursuant to a consulting agreement for consulting services to be provided from May 1, 2011 through December 31, 2011.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued.  On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval.  The 321,428 shares earned and vested under this agreement were valued on this date and $48,214 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.  As the shares have not been issued as of June 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On May 1, 2011, the Company entered into an agreement for the issuance of 750,000 shares of common stock to First International pursuant to a consulting agreement for consulting services to be provided from May 1, 2011 through December 31, 2011.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued.  On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval.  The 321,428 shares earned and vested under this agreement were valued on this date and $48,214 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.  As the shares have not been issued as of June 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On May 5, 2011, the Company issued 80,000 shares of its common stock as compensation to its two new board members.  The stock was valued at $30,400 based on the market price of our common stock on the issuance date.

On June 1, 2011, the Company entered into an agreement for the issuance of 800,000 shares of common stock to Garden State pursuant to a consulting agreement for consulting services to be provided from June 1, 2011 through December 31, 2011.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued.  On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval.  The 200,000 shares earned and vested under this agreement were valued on this date and $30,000 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.  As the shares have not been issued as of June 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On June 1, 2011, the Company entered into an amended consulting agreement with JFS Investments for the issuance of 1,800,000 shares of common stock for consulting services to be provided from June 1, 2011 through May 31, 2012.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued.  On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval.  The 450,000 shares earned and vested under this agreement were valued on this date and $67,500 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.  As the shares have not been issued as of June 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

Shares Issued in Connection with Conversion of Debt and Legal Settlement

During the six months ended June 30, 2011, note holders of the 2008 Convertible Debt converted $317,500 of principal and $53,555 of accrued interest into 476,692 shares of the Company’s common stock (see Note 8).

During the six months ended June 30, 2011, note holders of the Series 1 Senior Notes converted $2,196,875 of principal and $552,328 of accrued interest into 5,931,529 shares of the Company’s common stock (see Note 8).

During the six months ended June 30, 2011, note holders of the Series 2 Senior Notes converted $2,219,688 of principal, $505,326 of accrued interest, and $97,781 of premiums and legal expenses into 7,852,649 shares of the Company’s common stock (see Note 8).

During the six months ended June 30, 2011, note holders of the 2010 Notes converted an aggregate of $18,015,319 of principal, $1,076,813 of accrued interest, and $126,495 of premiums and legal expenses into 48,558,862 shares of the Company’s common stock (see Note 8).

During the six months ended June 30, 2011, the note holder of the Bridge Loan converted the full amount of $140,360 of principal and $25,474 of accrued interest into 592,261 shares of the Company’s common stock (see Note 8).

During the six months ended June 30, 2011, the note holders of the Promissory notes converted $2,949,950 in principal into 20,500,000 shares of the Company’s common stock.   In addition, as part of the legal settlement with these note holders, the Company issued to 500,000 shares of the Company’s common stock valued at $140,400 (see Note 8).

Warrants

The Company issues warrants pursuant to debt financings, consulting, and service agreements.

A summary of activity with respect to warrants outstanding follows:

	June 30,
	2011
	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	27,138,685	$0.74
Granted	22,192,482	0.73
Expired/forfeited	-	-
Exercised	(18,783,888)	0.01
Outstanding and exercisable, end of period	30,547,279	$0.88

The following table summarizes information about warrants outstanding at June 30, 2011:

Exercise Price	Number of Warrant Shares (1)	Weighted Average Remaining Contractual Life (Years)
$0.28 - $0.38	4,664,835	3.09
$0.60 - $0.89	22,554,772	4.54
$1.13 - $1.18	289,460	3.86
$1.20 - $1.25	542,181	3.16
$1.33 - $1.39	225,937	3.88
$1.48 - $1.64	781,418	4.09
$2.69	172,357	2.21
$4.74	1,316,319	0.50
	30,547,279

(1)	Includes certain warrants which can be exercised for no consideration under the cashless exercise provisions as defined in the warrant agreements (see Note 8).

On May 27, 2010, the Company granted a four-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.23 per share to be earned over a 2 year period. The warrants were valued using the Black-Scholes option pricing model under expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and a zero dividend rate. As a result of the valuation, the Company recorded $400,000 as prepaid consulting expense.  During the six months ended June 30, 2011, $100,002 was amortized and as of June 30, 2011 the remaining prepaid expense balance was $183,329.

In January 2011, three warrant holders exercised their warrants to purchase 400,000 shares of the Company’s common stock for $112,000.  In relation to the warrant exercise, the Company paid $10,080 in commissions for net proceeds of $101,920.

During the six months ended June 30, 2011, holders of warrants issued in connection with the convertible debt exercised 18,383,888 of warrants using the cashless exercise provision.  The Company issued 24,138,167 shares of its common stock in exchange for the warrants.

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

In January 2011, in relation to the January 2011 Notes, an aggregate of 21,933,302 warrants were issued to the note holders and placement agents (see Note 8) with an exercise price ranging from $0.67 to $0.8175.  The warrants were valued using the Binomial Lattice model (see Note 2).

During the six months ended June 30, 2011, principal and interest of the 2008 Convertible Debt was converted to equity (see Note 8).  As a result of the 50% warrant coverage feature of the notes, the Company issued 259,180 warrants with an exercise price of $1.55 per share.

NOTE 13 — SEGMENT REPORTING

The Company has one reportable segment, Corporate, which is comprised of the In-vitro diagnostics business.

The following table presents net revenues by geographic region for the corporate reportable segment for the six months ended June 30, 2011 and 2010:

	2011		2010
	Sales Amount	Percentage	Sales Amount	Percentage
Net revenues made in the U.S.	$49,476	31.8%	$28,997	35.2%

Net revenues made outside of the U.S.	$105,895	68.2%	$53,397	64.8%

	$155,371	100.0%	$82,394	100.0%

NOTE 14 — SUBSEQUENT EVENTS

January 2011 Notes exchange into July 2011 Notes and Preferred Stock

We entered into an exchange agreement on June 29, 2011, with an effective date of July 1, 2011, with each of the January 2011 Note holders (the “Exchange Agreement”) in order to settle our obligations of January 2011 Notes (see Note 8).  Pursuant to the terms of the Exchange Agreement, each January 2011 Note holder agreed to exchange its claims against the Company, its subsidiaries and certain of their respective current and former officers, directors and representatives for (i) the Company’s 4% convertible notes ($4,950,000 original principal amount in the aggregate (the “July 2011 Notes”)), (ii) shares of 4% Series A Convertible Preferred Stock of the Company (with an aggregate stated value of $6,701,000 (the “Preferred Stock”)) under a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), and (iii) a warrant, expiring 5 years from the date of the receipt of Stockholder Approval (as defined in the Exchange Agreement), to purchase additional shares of our common stock (94,468,113 shares of common stock in the aggregate under all the warrants (the “Warrants”)). Under the Exchange Agreement, each of the January 2011 Note holders and their affiliated and related persons and entities also received a mutual full release from the Company.

Each of the July 2011 Notes and shares of Preferred Stock are initially convertible into shares of our common stock at a ceiling conversion price of $0.185 per share, provided that if we make certain dilutive issuances (with limited exceptions), the conversion price of the July 2011 Notes and the shares of Preferred Stock will be lowered to the per share price for the dilutive issuances. The Warrants are initially exercisable for shares of our common stock at an exercise price of $0.185 per share, provided that if we make certain dilutive issuances (with limited exceptions), the exercise price of the Warrants will be lowered to the per share price for the dilutive issuances.  The conversion prices of the July 2011 Notes and the shares of Preferred Stock and the exercise price of the Warrants are also subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of a July 2011 Note and shares of Preferred Stock and the exercisability of the Warrant may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 9.9% (in the case of a July 2011 Note and the shares of Preferred Stock held by such holder) or 4.9% (in the case of the Warrant held by such holder) of our common stock.

Each of the July 2011 Notes automatically converts into shares of our common stock in four equal installments commencing August 1, 2011 ($1,237,500 in the aggregate under all the Notes). The automatic conversion price under each of the Notes will be equal to the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the applicable automatic conversion date (the “July 2011 Note Automatic Conversion Price”). We must make a pre-automatic conversion delivery of shares (the “July 2011 Note Pre-Automatic Conversion Shares”) to each holder of a Note 20 trading days prior to the applicable automatic conversion date based the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the required delivery date of July 2011 Note Pre-Automatic Conversion Shares. On the automatic conversion date, to the extent we owe a July 2011 Note holder additional shares in excess of the July 2011 Note Pre-Automatic Conversion Shares delivered to such holder, we will issue such July 2011 Note holder additional shares of common stock, and to the extent we have issued excess shares of common stock, such shares of common stock will be applied to future issuances of shares of common stock to such July 2011 Note holder.

Commencing August 1, 2011, 167,525 shares of Preferred Stock automatically convert into shares of our common stock in four equal installments.   The automatic conversion price with respect to each such share of Preferred Stock automatically converted will be equal to the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the applicable automatic conversion date (the “Preferred Automatic Conversion Price”). We must make a pre-automatic conversion delivery of shares (the “Preferred Pre-Automatic Conversion Shares”) to each holder of each such shares of Preferred Stock 20 trading days prior to the applicable automatic conversion date based the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the required delivery date of Preferred Pre-Automatic Conversion Shares. On the automatic conversion date, to the extent we owe a holder of such shares of Preferred Stock additional shares in excess of the Preferred Pre-Automatic Conversion Shares delivered to such holder, we will issue such holder additional shares of common stock, and to the extent we have issued excess shares of common stock, such shares of common stock will be applied to future issuances of shares of common stock to such holder.

Under the Exchange Agreement, we are also obligated to (i) file an amended preliminary proxy statement with the SEC by July 5, 2011, to seek shareholder approval of an increased amount of authorized shares to 750,000,000 shares of common stock, (ii) fix a date for the shareholders meeting no later than 20 days after receipt of final SEC comments relating to such proxy statement and (iii) obtain shareholder approval for the above proposal by no later than August 31, 2011. If we fail to comply with any of the foregoing, it will constitute an event of default under the July 2011 Notes and a triggering event with respect to the Preferred Stock.  The proxy was duly filed and the date of the shareholders meeting has been set for August 19, 2011.

If an event of default occurs under the July 2011 Notes or the terms of the Certificate of Designation, we must redeem in cash any July 2011 Notes and shares of Preferred Stock submitted to us for redemption at 125% of the greater of (i) the amount submitted for redemption unconverted principal amount and (ii) the greatest equity value of the shares of common stock underlying the July 2011 Note or shares of Preferred Stock submitted for redemption from the date immediately preceding the default until the date so submitted for redemption.

The July 2011 Notes contain embedded conversion feature that will be recorded as derivative liability in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the July 2011 Notes. The fair value on the grant date of the embedded conversion feature amounts to $4,410,891, as computed using the Binomial Lattice option pricing model.

The Company has determined that the Preferred Stock should be recorded as a liability in the amount of its stated value of $6,701,000.  The Preferred Stock also contains an embedded conversion feature that should be recorded as a derivative liability.  The fair value on the grant date of the embedded conversion feature amounts to $5,971,188, as computed using the Binomial Lattice option pricing model.

The Warrants will be recorded as derivative liabilities due to the down-round protection of the exercise price. The fair value of the Warrants on the grant date amounts to $13,225,536, as computed using the Binomial Lattice option pricing model.  As a result, the Company will record a debt discount of $11,651,000, representing the value of the embedded conversion feature inherent in the July 2011 Notes and Preferred Stock, as limited to the face amount of these instruments. The debt discount will be amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method.

The Exchange transaction will be accounted for as an extinguishment of debt and the Company will record a loss on extinguishment of $1,305,854.

The net effect of this transaction on our balance sheet is shown in the following pro-forma balance sheet as if the transaction occurred as of June 30, 2011:

				June 30,
	June 30,	Proforma		2011
	2011	adjustment		(Proforma)
ASSETS
Current assets	$1,930,096	$-		$1,930,096

Other assets	92,059	-		92,059

Total assets	$2,022,155	$-		$2,022,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$893,751	$-		$893,751
Accrued interest expense	570,067	-		570,067
Derivative liabilities	6,074,985	21,357,615	(1)	27,432,600
Convertible debt, net of discount of $4,950,000	30,834,879	(22,301,761	)(1)	8,533,118
Series A Convertible Preferred Stock, 670,100 shares issued, at fair value of $6,701,000, net of unamortised debt discount
of $6,701,000	-	-		-
Total current liabilities	38,373,682	(944,146)		37,429,536

Stockholders’ equity:
Preferred stock	-	-		-
Common stock	147,954	-		147,954
Additional paid-in capital	143,015,159	2,250,000	(1)	145,265,159
Accumulated deficit	(179,514,640)	(1,305,854	)(1)	(180,820,494)
Total stockholders’ equity	(36,351,527)	944,146		(35,407,381)

Total liabilities and stockholders’ equity	$2,022,155	$-		$2,022,155

(1)  Adjustment to record the July 1, 2011 exchange agreement as if it was consummated on June 30, 2011.  The entry reclassifies the derivative liabilities with the extinguished convertible notes to additional paid-in capital, records the extinguished convertible notes, records the face amount of the new convertible notes and preferred stock, net of fair value of the derivative liabilities for the embedded conversion features of the new instruments and the fair value of the detachable warrants, and results in an extinguishment loss of approximately $1,305,000.

On July 1, 2011, in accordance with the terms of the July 2011 Notes and Preferred Stock, the Company issued 28,829,599 shares of common stock in aggregate  constituting  the first July 2011 Notes Pre-Installment and Pre-Automatic conversion of Preferred Stock related to 2011 Exchange transaction.

On August 1, 2011, the first automatic conversions required under the terms of the July 2011 Notes and Preferred Stock were due.  To comply with the first automatic conversions, the Company was required to issue approximately 53.8 million shares of its common stock in aggregate. The Company did not have sufficient authorized and unissued shares of common stock to complete the automatic conversions and the Company obtained an extension of the first installment date from the July 2011 Note holders and Preferred Stock shareholders.  Accordingly, the Company amended the terms of the July 2011 Notes and Preferred Stock as follows:

•
Modified the Automatic Conversion Price (as defined in the July 2011 Notes and Preferred Stock) to be determined with respect to the First Installment Date by redefining the Automatic Conversion Measuring Period to start on the issuance date of the July 2011 Notes and Preferred Stock and ending on the trading day immediately preceding the First Installment Date.

•
Specified the Installment Dates for the automatic conversions required under the terms of the July 2011 Notes and Preferred Stock as: August 22, 2011(First Installment), September 22, 2011 (Second Installment), October 20, 2011(Third Installment), and November 17, 2011(Maturity Date).

•
Specified the Pre-Installment dates related to the automatic conversions required under the terms of the July 2011 Notes and Preferred Stock as: the Issuance Date, August 24, 2011, September 22, 2011, and October 20, 2011.

•	Waived any Triggering Events that would occur on the original Automatic and Pre-Automatic Conversion Dates as defined in the Preferred Stock Certificate of Designation.

Additionally, in accordance with the August 1, 2011 Amendment, the Company shall issue an aggregate of 17,000,000 additional shares of common stock to the July 2011 Note-holders and Preferred Shareholders representing additional pre-installment and pre-automatic conversion shares on the date of the Amendment.  On August 2, 2011, the Company issued the 17,000,000 shares of common stock related to the Amendment of 2011 Exchange Notes.

Other transactions

On July 18, 2011, note holders of the 2010 Notes converted $400,000 of principal into 4,139,073 shares of the Company’s common stock.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Our Revised Strategic Focus

We refocused our business on the development, manufacture and marketing of advanced, pioneering medical diagnostic products, including our Onko-Sure®, a proprietary In-Vitro Diagnostic (“IVD”) Cancer Test. During the second half of fiscal year 2009, we repositioned various business assets that we believe will enable us to monetize the value of such assets either through new partnerships, separate potential IPO’s, or possible sales. These special assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); and (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”).

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

For the six months ended June 30, 2011 and 2010, the Company generated $155,371 and $82,394 respectively, in the sales of the Company’s Onko-Sure® IVD cancer diagnostic test kits, which is an increase of approximately 88% in sales.  Of the current year amount, $24,750 represents the recognition of deferred revenues.  We believe, subject to receipt of adequate financing, revenues from Onko-Sure® will significantly increase in 2011 due to the creation of additional distribution agreements which are anticipated to move the IVD cancer diagnostic test kit in markets throughout the world.  In addition to increasing our distribution network, we are also negotiating partnership agreements with laboratories certified under the Clinical Laboratory Improvement Act (“CLIA”) which will purchase Onko-Sure® test kit for in-house use.  However, the success of our distribution strategy for these products in 2011 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate, which will have a material adverse effect on anticipated 2011 revenues.

In connection with the deconsolidation of JPI, effective September 29, 2009, we reclassified JPI as a business investment, rather than as a condensed consolidated operating subsidiary.  As of December 31, 2010, we have fully impaired our investment in JPI.

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

As of June 30, 2011, we are in the process of introducing and the distribution of Onko-Sure® into the veterinary marketplace.

In-Vitro Cancer Research and Development

During the six months ended June 30, 2011, we incurred expenses of $139,063 in research and development related to the Onko-Sure®, as compared to $294,815 for the same period in 2010. These expenditures were incurred as part of our efforts to improve the existing Onko-Sure® and develop the next generation Onko-Sure®.

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

In March 2011, NuVax signed an exclusive license agreement with the University of Florida Research Foundation, Inc. (“UFRF”), for the development and marketing of a cancer therapeutic product developed by the UFRF.   In July 2011, the UFRF terminated the agreement due to lack of funding.

As of August 12, 2011, we have not generated any revenues and incurred minimal expenses for NuVax.  Until we can complete funding for NuVax, we will continue to have minimal activity in NuVax.

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

If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management.  Based on our analysis, we determined the long-lived assets were fully impaired and recorded an impairment charge for the remaining carrying value of our CIT intangible asset and investment in JPI as of December 31, 2010. There were no further impairments as of June 30, 2011.  There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

Results of Operations for the Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,		Difference
	2011	2010	$	%
Net revenues	$155,371	$82,394	$72,977	88.57%
Cost of sales	29,153	30,113	(960)	-3.19%
Gross profit	126,218	52,281	73,937	141.42%

Operatingexpenses:
Research and development	139,063	294,815	(155,752)	-52.83%
Selling, general and administrative	3,806,203	4,124,160	(317,957)	-7.71%
	3,945,266	4,418,975	(473,709)	-10.72%
Loss from operations	(3,819,048)	(4,366,694)	547,646	-12.54%
Other income (expense):
Interest expense	(41,724,704)	(22,101,929)	(19,622,775)	88.78%
Other expense, net	(319)	(1,877)	1,558	-83.00%
Change in fair value of derivative liabilities	19,832,731	2,758,589	17,074,142	*
Impairment on investment in JPI	-	(2,761,993)	2,761,993	100.00%
Legal settlement	(10,987,055)	-	(10,987,055)	100.00%
Loss on extinguishment of debt	(4,665,839)	-	(4,665,839)	100.00%
Total other expense, net	(37,545,186)	(22,107,210)	(15,437,976)	69.83%
Loss from operations before provision for income taxes	(41,364,234)	(26,473,904)	(14,890,330)	56.25%
Provision for income taxes	-	-	-
Net loss	$(41,364,234)	$(26,473,904)	$(14,890,330)	56.25%

* Percentage difference is over 100%

Net Revenues

Net revenues for the six months ended June 30, 2011 was $155,371 compared to $82,394 for the same period in 2010. This is an increase of 89% and is due to increased sales activity and orders for the Onko-Sure® test kits and the recognition of $24,750 in deferred revenues.  Revenues were earned from the sale of Onko-Sure ® test kits. We increased efforts to develop our distribution networks. With USFDA clearance of our Onko-Sure ® product for clinical use, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in 2011.

We presently have distribution agreements in place for Onko-Sure® test kits in the U.S., Canada, Puerto Rico, India, Greece, Turkey, Israel, Vietnam, Australia, New Zealand, the United Kingdom, European Union, the Middle East, Russia, Hong Kong, Lao, Cambodia, Taiwan, and for South Korea.  We also have a research use only distribution agreement in China.
In our effort to make progress in the marketing and distributing our Onko-Sure ® test kit in the India market in April 2010 we executed a distribution agreement with Jaiva Guar Diagno (“JaivaGD”). Due to the inability of JaivaGD to obtain adequate financing, obtain governmental as well as private support for the launch of Onko-Sure ® in India, JaivaGD substantially reduced their purchase forecast for FY 2011. At this time, JaivaGD is unable to forecast the timing or the number, if any, of Onko-Sure ® test kits that will eventually be purchased for the India market.  As of August 12, 2011, we have not received an order from India.

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

Gross Profit

Gross profit increased approximately 141% to $126,218 for the six months ended June 30, 2011 from $52,281 for the six months ended June 30, 2010 due to increase in net revenues, improvement of manufacturing process and management of raw materials.

The major components of cost of sales include raw materials, wages and salary and production overhead.  Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of expanding our research and development of the Onko-Sure® test kit.  During the six months ended June 30, 2011, we incurred $139,063 on research and development expenses related to the Onko-Sure® test kit, compared to $294,815 for the same period in 2010.  This is a decrease of approximately 53%.

We expect research and development expenditures to increase during 2011 due to:

•	Additional staff and consultants needed to support a sales growth expected as a result of marketing activities;

•	Additional costs involved with consultants and the research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure®;

•	Costs necessary to conduct additional clinical studies;

•	The introduction and distribution of Onko-Sure® into the veterinary marketplace; and

•	Additional collaboration costs to cover validation of this product for other types of cancers worldwide.

Selling, General and Administrative

Selling, general and administrative expenses were $3,806,203 for the six months ended June 30, 2011 as compared to $4,124,160 in 2010.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.  Included in selling, general and administrative expenses were non-cash expenses incurred during the six months ended June 30, 2011 and 2010, respectively, of $673,540 and $1,620,789 for common stock, options and warrants issued to consultants for services and $30,400 and $173,758 for options and common stock issued to employees and directors. The decrease in selling, general and administrative expenses is primarily due to (i) decrease in cash and non-cash expenses of investor relations of approximately $953,000, (ii) increase in accounting, legal, and other professional fees of approximately $662,000, (iii) increase in travel and entertainment of approximately $92,000, and (iv) decrease in stock exchange fees of approximately $60,000.  The decrease in the remaining categories of the selling, general and administrative expenses is due to management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses incurred:

	For the six months ended
	June 30,
	2011	2010	Change	% Change

Investor relations (including value of warrants/common stock shares)	$887,543	$1,840,701	$(953,158)	-51.78%
Salary and wages (including value of options)	815,544	882,270	(66,726)	-7.56%
Accounting, legal, and other professional fees	1,443,144	781,214	661,930	84.73%
Stock Exchange Fees	82,500	142,500	(60,000)	-42.11%
Directors fees (including value of options)	110,900	86,694	24,206	27.92%
Rent and office expenses	97,381	76,907	20,474	26.62%
Employee benefits	68,472	66,218	2,254	3.40%
Travel and entertainment	161,882	70,133	91,749	130.82%
Insurance	40,751	40,889	(138)	-0.34%
Taxes and licenses	26,696	33,057	(6,361)	-19.24%
Other	71,390	103,577	(32,187)	-31.08%
Total	$3,806,203	$4,124,160	$(317,957)	-7.71%

Other Income (Expense)

The increase of $15,437,976 in total other expenses, net is primarily due to increase in interest expense of $19,622,775, the $4,665,839 loss on extinguishment of debt, the $10,987,055 in legal settlement expense, mitigated by an increase in a gain in fair value of derivative liabilities of $17,074,142 and the decrease in the non-recurring impairment on investment in JPI of $2,761,993 from the prior year for the six months ended June 30, 2011.

Interest Expense

Interest expense for the six months ended June 30, 2011 and 2010 was $41,724,704 and $22,101,929, respectively.

Interest expense increased due to the issuance of convertible debt instruments with warrants treated as derivative liabilities, penalties related to trigger events and defaults on convertible debt, and the amortization of the related debt discounts and debt issuance costs during the six months ended June 30, 2011.

Interest expense is primarily comprised of (i) $8,179,688 in excess fair value of the debt discount, recorded at origination, for the January 2011 Financing for the derivatives associated with the conversion feature and warrants, (ii) $4,622,112 in accrued interest and penalties added to derivatives, (iii) $12,090,168 of amortization of debt discounts and debt issuance costs on convertible debt balances,  (iv) $485,246 in incremental costs of re-pricing warrants in connection with the exchange of the Senior Notes into convertible debt, and (v) $15,678,324 in registration and default penalties and late fees paid for the January 2011 Financing.

The following table describes the components of our interest expense by our debt issuances for the six months ended June 30, 2011.

		Fair Value of Derivatives in Excess of Debt Discounts	Penalties Added To Principal	Interest and Penalties Added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Total
		[1], [6]	[5]	[6]	[7]	[7]
Convertible Debt:
1st Closing		$-	$-	$1,090	$-	$-	$1,090
2nd Closing			32,934	45,693	112,613	1,466,391	1,657,631
3rd Closing		-	61,363	53,782	42,006	749,429	906,580
4th Closing		-	-	4,214	16,207	199,830	220,251
Jan 2011 Notes		8,179,688	-	1,820,700	1,066,195	8,437,500	19,504,083
Promissory Notes		-	-	2,696,633	-	-	2,696,633

Incremental cost of re-pricing of warrants	[2]	-	-	-	-	-	485,246
Registration, default, and late payment penalties	[3]	-	15,551,761	-	-	-	15,551,761
Registration penalties paid in cash	[3]	-	-	-	-	-	126,563
Interest on debt	[4]	-	-	-	-	-	574,867
Total Interest expense		$8,179,688	$15,646,058	$4,622,112	$1,237,021	$10,853,150	$41,724,704

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

[3]  This amount represents registration penalties of $253,125 due to the registration of the shares underlying the January 2011 Notes not being declared effective as of March 31, 2011, late payment penalties of $326,425, and default penalties of $15,098,774 for the January 2011 Financing (see Note 8 of the accompanying condensed consolidated financial statements).

[4]  This amount represents the interest portion of the debt based on the respective interest rates as noted, during the six months ended June 30, 2011 (see Note 8 of the accompanying condensed consolidated financial statements).

[5]  This represents penalties added to certain 2010 note holders in regards to their forbearance agreement (see Note 8 of the accompanying condensed consolidated financial statements).

[6]  This represents the fair value of the derivative liability associated with the interest and penalties added to the notes (see Note 8 of the accompanying condensed consolidated financial statements).  Total interest recorded as a result of derivative liabilities for the six months ended June 30, 2011 was $12,801,800.

[7]  Total amortization of debt discount and debt issuance costs for the six months ended June 30, 2011 was $12,090,171.

Results of Operations for the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,		Difference
	2011	2010	$	%
Net revenues	$124,716	$45,552	$79,164	173.79%
Cost of sales	19,578	8,178	11,400	139.40%
Gross profit	105,138	37,374	67,764	181.31%

Operatingexpenses:
Research and development	92,289	243,779	(151,490)	-62.14%
Selling, general and administrative	1,943,391	2,768,978	(825,587)	-29.82%
	2,035,680	3,012,757	(977,077)	-32.43%
Loss from operations	(1,930,542)	(2,975,383)	1,044,841	-35.12%
Other income (expense):
Interest expense	(27,323,247)	(20,939,255)	(6,383,992)	30.49%
Other expense, net	(133)	(1,614)	1,481	-91.76%
Change in fair value of derivative liabilities	10,528,574	2,801,583	7,726,991	*
Impairment on investment in JPI	-	(2,761,993)	2,761,993	100.00%
Legal settlement	(10,987,055)	-	(10,987,055)	100.00%
Loss on extinguishment of debt	(224,276)	-	(224,276)	100.00%
Total other expense, net	(28,006,137)	(20,901,279)	(7,104,858)	33.99%
Loss from operations before provision for income taxes	(29,936,679)	(23,876,662)	(6,060,017)	25.38%
Provision for income taxes	-	-	-
Net loss	$(29,936,679)	$(23,876,662)	$(6,060,017)	25.38%

* Percentage difference is over 100%

Net Revenues

Net revenues for the three months ended June 30, 2011 was $124,716 compared to $45,552 for the same period in 2010. This increase of 174% is due to increased sales activity and orders for the Onko-Sure® test kits and the recognition of $24,750 in deferred revenues.  We have increased efforts to develop our distribution networks. With USFDA clearance of our Onko-Sure ® product for clinical use, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions, and due to our overall commercialization efforts, we expect that sales will continue to increase in 2011.

We presently have distribution agreements in place for Onko-Sure® test kits in the U.S., Canada, Puerto Rico, India, Greece, Turkey, Israel, Vietnam, Australia, New Zealand, the United Kingdom, European Union, the Middle East, Russia, Hong Kong, Lao, Cambodia, Taiwan, and South Korea.  We also have a research use only distribution agreementin China.
In our effort to make progress in the marketing and distributing our Onko-Sure ® test kit in the India market in April 2010 we executed a distribution agreement with Jaiva Guar Diagno (“JaivaGD”). Due to the inability of JaivaGD to obtain adequate financing, obtain governmental as well as private support for the launch of Onko-Sure ® in India, JaivaGD substantially reduced their purchase forecast for FY 2011. At this time, JaivaGD is unable to forecast the timing or the number, if any, of Onko-Sure ® test kits that will eventually be purchased for the India market.  As of August 12, 2011, we have not received an order from India.

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

Gross Profit

Gross profit increased approximately 181% to $105,138 for the three months ended June 30, 2011 from $37,374 for the three months ended June 30, 2010 due to increased net revenues, improvement of manufacturing process and management of raw materials.

The major components of cost of sales include raw materials, wages and salary and production overhead.  Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of expanding our research and development of the Onko-Sure® test kit.  During the three months ended June 30, 2011, we incurred $92,289 on research and development expenses related to the Onko-Sure® test kit, compared to $243,779 for the same period in 2010.  This is a decrease of approximately 62%.

We expect research and development expenditures to increase during 2011 due to:

•	Additional staff and consultants needed to support a sales growth expected as a result of marketing activities;

•	Additional costs involved with consultants and the research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure®;

•	Costs necessary to conduct additional clinical studies;

•	The introduction and distribution of Onko-Sure® into the veterinary marketplace; and

•	Additional collaboration costs to cover validation of this product for other types of cancers worldwide.

Selling, General and Administrative

Selling, general and administrative expenses were $1,943,391 for the three months ended June 30, 2011 as compared to $2,768,978 in 2010.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.  Included in selling, general and administrative expenses were non-cash expenses incurred during the three months ended June 30, 2011 and 2010, respectively, of $82,588 and $1,278,478 for common stock, options and warrants issued to consultants for services and approximately $30,400 and $0 for options and common stock issued to employees and directors. The decrease in selling, general and administrative expenses is primarily due to (i) decrease in cash and non-cash expenses of investor relations of approximately $935,000, (ii) increase in accounting, legal, and other professional fees of approximately $58,000, (iii) increase in directors fees of approximately $90,000, (iv) increase in travel and entertainment of approximately $34,000, and (v) decrease in stock exchange fees of approximately $45,000.The decrease in the remaining categories of the selling, general and administrative expenses is due to management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses incurred:

	For the three months ended
	June 30,
	2011	2010	Change	% Change

Investor relations (including value of warrants/common stock shares)	$444,243	$1,379,364	$(935,121)	-67.79%
Salary and wages (including value of options)	400,678	474,784	(74,106)	-15.61%
Accounting and other professional fees	751,613	693,674	57,939	8.35%
Stock Exchange Fees	12,500	57,107	(44,607)	-78.11%
Directors fees (including value of options)	104,150	14,194	89,956	633.76%
Rent and office expenses	46,751	45,445	1,306	2.87%
Employee benefits	35,206	34,906	300	0.86%
Travel and entertainment	73,535	40,041	33,494	83.65%
Insurance	20,363	15,483	4,880	31.52%
Taxes and licenses	15,012	10,481	4,531	43.23%
Other	39,340	3,499	35,841	1024.32%
Total	$1,943,391	$2,768,978	$(825,587)	-29.82%

Other Income (Expense)

The increase of $7,104,854 in total other expenses, net is primarily due to increase in interest expense of $6,383,992, $224,276 loss on extinguishment of debt, the $10,987,055  legal settlement expense, mitigated by an increase in a gain in fair value of derivative liabilities of $7,726,995 and the decrease in the non-recurring impairment on investment in JPI of $2,761,993 from the prior year for the three months ended June 30, 2011.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $27,323,247 as compared to $20,939,255, in 2010.

Interest expense increased due to the issuance of convertible debt instruments with warrants treated as derivative liabilities, penalties related to trigger events and defaults on convertible debt, and the amortization of the related debt discounts and debt issuance costs during the three months ended June 30, 2011.

Interest expense is comprised of (i) $15,551,761 in registration and default penalties and late fees paid for the January 2011 Financing, (ii) $4,549,547 in accrued interest and penalties added to derivatives, (iii) $6,855,146 of amortization of debt discounts and debt issuance costs on convertible debt balances, and (iv) $94,297 in penalties added to the 2010 Notes in relation to the forbearance agreement.

The following table describes the components of our interest expense by our debt issuances for the three months ended June 30, 2011.

		Fair Value of Derivatives in Excess of Debt Discounts	Penalties Added To Principal	Interest and Penalties Added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Total
		[1]	[4]	[5]	[6]	[6]
Convertible Debt:
2nd Closing		$-	$32,934	$4,819	$17,166	$31,933	$86,852
3rd Closing		-	61,363	27,395	16,684	42,522	147,964
Jan 2011 Notes		-	-	1,820,700	840,591	5,906,250	8,567,541
Promissory Notes		-	-	2,696,633	-	-	2,696,633

Registration, default, and late payment penalties	[2]	-	15,551,761	-	-	-	15,551,761

Interest on debt	[3]	-	-	-	-	-	272,496
Total Interest expense		$-	$15,646,058	$4,549,547	$874,441	$5,980,705	$27,323,247

[1]  This amount represents the excess fair value of the derivative liability associated with the embedded conversion feature beyond the full debt discount taken (see Note 8 of the accompanying condensed consolidated financial statements).

[2]  This amount represents registration penalties of $126,562 due to the registration of the shares underlying the January 2011 Notes not being declared effective as of March 31, 2011, late payment penalties of $326,425, and default penalties of $15,098,774 for the January 2011 Financing (see Note 8 of the accompanying condensed consolidated financial statements).

[3]  This amount represents the interest portion of the debt based on the respective interest rates as noted, during the three months ended June 30, 2011 (see Note 8 of the accompanying condensed consolidated financial statements).

[4]  This represents penalties added to certain 2010 note holders in regards to their forbearance agreement (see Note 8 of the accompanying condensed consolidated financial statements).

[5]  This represents the fair value of the derivative liability associated with the interest and penalties added to the notes (see Note 8 of the accompanying condensed consolidated financial statements).  Total interest amount added to derivative liability for the three months ended June 30, 2011 was $4,549,547.

[6]  Total amortization of debt discount and debt issuance costs for the three months ended June 30, 2011 was $6,855,146.

Liquidity and Capital Resources

For the six months ended June 30, 2011, the Company’s cash increased by $1,462,426 to $1,515,807, compared to a net increase in cash of $2,509,990 to $2,522,135 for the same period in 2010.  This was mainly due to the financing completed in the respective periods.

Historically, our operations have not been a source of liquidity. At June 30, 2011, we had a significant amount of relatively short term indebtedness, and we may be unable to satisfy our obligations to pay interest and principal thereon.  As of June 30, 2011, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accrued interest of approximately $570,000;

(ii)
Approximately $46,000 in unsecured convertible notes (2008 Convertible Notes) originally bearing default interest at 10% per annum increased to 18% per annum due to failure to pay the notes by September 29, 2010;

(iii)	Approximately $640,000 in unsecured convertible notes (2010 Notes) bearing interest at 12% per annum, increased to 18% per annum upon the occurrence of Trigger Event, due one year from issuance;

(iv)	Approximately $25,000 in senior unsecured convertible notes (Series 2 Senior Notes) bearing interest at 18% interest;

(v)
Approximately $22,302,000 in unsecured convertible notes (January 2011 Notes), due in December 2011.  The January 2011 Notes contain a monthly cash  payment due of $843,750 until such time as an effective registration statement is filed, after which, the January 2011 Notes can be converted into the Company’s common stock.  In addition, until a registration statement is declared effective, the January 2011 Notes contain a Registration penalty equal to 1.5% of the original purchase price of the Notes (a total of $126,563) for each month the registration statement remains ineffective.  On May 3, 2011, the Company failed to make the third installment and an event of default occurred. As of May 6, 2011, all of the five investors submitted an Event of Default Redemption Notice to the Company, declaring the notes in default.  Pursuant to such notice, each of the note holders exercised their redemption right requiring us to redeem the entire outstanding amount of the note at 125% and to pay late charges of 24% per annum until such payment is made. As of June 30, 2011, approximately $15,700,000 of default penalties, registration penalties and late charges was accrued.  We entered into an exchange agreement with the January 2011 Note holders effective July 1, 2011 (see Note 14 in the accompanying condensed consolidated financial statements); and

(vi)	Approximately $7,822,000 in unsecured convertible promissory notes (Promissory Notes), due four months from issuance, bearing an interest rate of 8% per annum.

There can be no assurance that the convertible indebtedness will be converted into equity, which is at the debt holder’s discretion.  Absent full conversion of these debts or the receipt of a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or our operating obligations which we may incur in the future.

Operating activities

We used approximately $3.7 million and $4.6 million for the six months ended June 30, 2011 and 2010, respectively in our operating activities.  The major components are comprised of a net loss of approximately $41.4 million and $26.5 million for the six months ended June 30, 2011 and 2010, partially offset by the following non-cash activities such as:

(i)	approximately $12,090,000 for the amortization of debt issuance costs and debt discounts,

(ii)	approximately $732,000 representing the fair market value of common stock, warrants and options expensed for services,

(iii)	approximately $485,000 representing the incremental value of re-pricing shares and warrants issued to former note holders,

(iv)	approximately $4,666,000 representing loss on extinguishment of debt,

(v)	approximately $15,646,000 representing additional principal added for penalties

(vi)	approximately $10,912,000 representing legal settlement expenses, and

(vii)	approximately $12,802,000 representing interest expense related to fair value of derivative instruments granted.

The effect of the net loss was further offset by an aggregate gain from change in fair value of derivative liabilities of approximately $19.8 million.

Investing activities

We used net cash of $30,460 in investing activities for the six months ended June 30, 2011 compared with $15,123 for the same period in 2010 for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $5,234,420 for the six months ended June 30, 2011, primarily consisting of the net proceeds of $6,820,000 from the issuance of convertible debt, net proceeds of $101,920 from the exercise of warrants into common stock and, reduced by payments on the January 2011 Notes of $1,687,500. Net cash provided by financing activities was $7,126,488 for the six months ended June 30, 2010, primarily consisting of the net proceeds of $6,308,000 from the issuance of convertible debt and net proceeds of $818,488 from the exercise of warrants.

As of August 12, 2011 we had approximately $950,000 of cash on hand.  The January 2011 Notes contain certain covenants which include a cash reserve covenant whereby the Company shall maintain in its bank accounts no less than $2,250,000 in unrestricted cash at all times.  In addition, the January 2011 Notes agreement restricts the use of proceeds to pay any other debt obligation.  We are currently in default of our January 2011 Note agreement; however, we exchanged the January 2011 Notes and cured the related default through an exchange of debt instruments on July 1, 2011, as described in Note 14 to the condensed consolidated financial statements in which this restriction was eliminated.

Future Capital Needs

We expect to incur additional capital expenditures at our U.S. facilities in 2011 in the form of potential expansion or move, further development of the Onko-Sure® test kit and upgrading manufacturing lines in Tustin. It is anticipated that these projects will be funded primarily through the issuance of additional debt or equity instruments.

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

The Company has applied the disclosure provisions of ASC 460, “Guarantees” in connection with the JPI Debentures agreement. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of June 30, 2011, JPI was unable to complete any proposed transaction.  Under the terms of the JPI Debenture transaction, if JPI does not complete any of the required events by the going public deadline and the Company is required to issue shares of its common stock, pursuant thereto the maximum dollar value of the shares is to be issued is $1,000,000 and accrued interest.  Due to the Conversion Price being subject to full ratchet anti-dilution provisions, an estimate of the final liability and number of shares to be issued cannot be made until such event would occur. There are currently no separate agreements that provide recourse for the Company to recover any amounts from JPI or third parties should the Company be required to pay any amounts or otherwise perform under the guarantee and there are no assets held either as collateral or by third parties that, under the guarantee, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.

Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $41,364,234 and $26,473,904 for the six months ended June 30, 2011 and 2010, respectively, and had an accumulated deficit of $179,514,640 at June 30, 2011.  In addition, we used cash in operating activities of continuing operations of $3,741,534 and had a working capital deficit of approximately $36.4 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about our ability to continue as a going concern.

The Company’s monthly cash requirement of $525,000 for operating expenses does not include any extraordinary items or expenditures, including cash payments for debt penalties or recurring principal and interest payments, payments for clinical trials for our Onko-Sure® test kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees related to outstanding legal proceedings.

We raised net proceeds of approximately $6.8 million in connection with convertible note and warrant purchase agreements during the six months ended June 30, 2011.

Management’s plans include seeking financing, conversion of certain existing notes payable and related warrant obligations to preferred and common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our Onko-Sure® kits, (ii) the absence of any significant commitments or firm orders from our distributors, (iii) existing defaults and potential defaults in existing indebtedness, and (iv) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the Onko-Sure ® test kit and the lack of distributors meeting their quarterly minimum purchase requirements make it impossible to identify any trends in our business prospects. Moreover, if either AcuVector and/or the University of Alberta are successful in their claims, we may be liable for substantial damages, our rights to the CIT technology will be adversely affected, and our future prospects for licensing the CIT technology will be significantly impacted.   In addition, a class action lawsuit has been filed, alleging the Company had violated federal securities laws by misrepresenting the relationship between us and third parties in the Company’s clinical studies of its Onko-Sure® test kits.  If this lawsuit is successful, it may have an impact on the Company’s operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of  June 30, 2011  (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were not effective during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of December 31, 2010 and June 30, 2011, our internal control over financial reporting was not effective at the reasonable assurance level:

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

Remediation of Material Weakness

As of December 31, 2010 and June 30, 2011, there were control deficiencies which constitute material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we:

1.
Have added staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures.

2.	Have issued policies and procedures regarding the delegation of authority.

3.	We implemented a 20-step process for the issuance of press releases which includes several layers of review and approvals.

4.
We have strengthened our internal policies and enhanced our processes for ensuring consistent treatment of complex derivative valuations and the validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience, and training.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010 and June 30, 2011. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness have been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.

Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the six months ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

Hudson Bay

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

Forbearance Agreement

On December 1, 2010, the two note holders with whom we entered into the October 14, 2010 forbearance agreement, in lieu of the extension letter agreement we entered into with our other 2010 Note Financing note holders, submitted a letter stating that we defaulted on the  Forbearance Agreement since we did not have the shareholder meeting on November 15, 2010.  These two holders claim that because we did not hold the meeting on November 15, 2010, the Forbearance Agreement then allows them to seek all recourse available under the terms of the original note and the Forbearance Agreement specifically asserts that only one Trigger Event occurred and that they are therefore entitled to an additional 25% increase in their note balance.  The Company is attempting to negotiate a settlement with these note holders.  As of December 31, 2010, we increased the balance of the notes by $868,522 for the 25% that is contractually due, but currently under negotiations.  On May 26, 2011, these two note holders submitted default notices to us demanding payment of the note in full, including principal, interest, penalties and legal fees, accrued up to June 1, 2011 for an aggregate total of $1,306,619.  The default notices demand payment by June 1, 2011 or threaten legal action.  On June 6, 2011, we reached a settlement regarding their claimed default.  As a result we recorded additional default penalties of $94,297 (see Note 8).

Alpha Capital and Whalehaven

On December 10, 2010, Alpha Capital Anstalt (“Alpha Capital”) and Whalehaven Capital Fund Ltd. (“Whalehaven Capital and with Alpha Capital, the “Plaintiffs”) filed a complaint against us regarding the number of warrants they received in the Registered Direct Offering (“RDO”) that we completed in November 2009 and the shareholder vote obtained at our December 3, 2010 annual shareholder meeting.  The Plaintiffs alleged that the effective price of the notes we issued pursuant to the private financing we completed in March and April 2010, and of the shares we later issued to two such note holders in settlement of a lawsuit with same, is lower than what we claim it to be and that such alleged effective price requires a greater reset to the exercise price of the warrants they received in the RDO.  Additionally, they allege that we solicited votes against one of the proposals related to the RDO that was proposed at the December 3, 2010 annual shareholder meeting.  The Plaintiffs sought relief from the court involving additional shares issuable pursuant to the exercise of the warrants they received in the RDO and cash damages.

 As reported in the Company’s Form 8-K dated May 17, 2011, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs pursuant to which we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”).  On May 24, 2011 we received court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the court approved settlement, the parties filed a Stipulation of Discontinuance of the lawsuit with the relevant court.  As part of the Settlement Agreement, Alpha Capital and Whalehaven Capital retained all of the warrants the Plaintiffs received in the RDO and in the private financing we closed in March and April 2010.   We are obligated to issue to Alpha Capital and Whalehaven Capital as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex has previously approved for issuance to the Plaintiffs.  On May 25, 2011, we issued an aggregate of 500,000 shares of our common stock in accordance with the Settlement Agreement; 283,000 shares to Alpha Capital and 217,000 shares to Whalehaven.  Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued.  On June 23, 2011, the Company was no longer listed on NYSE Amex; and therefore, on June 29, 2011, we issued an aggregate of 20,500,000 of our common shares; 11,603,000 shares to Alpha Capital and 8,897,000 shares to Whalehaven Capital.  On June 29, 2011, we agreed to issue 11,603,000 of our shares to Alpha Capital and 8,897,000 shares to Whalehaven Capital.  In addition, and in order to account for the time it may take to receive shareholder approval to authorize sufficient additional shares that are issuable to them, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes.  The notes bear 8% interest and mature four months after issuance.  We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes.  Upon the occurrence of an event of default, the note will become immediately due and payable.  Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date.  The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.  (See Note 8).

On or about June 23, 2011, we advised Plaintiffs that due to the fact that each of the convertible notes held by Whalehaven and Alpha Capital are, by their stated terms, immediately convertible at the option of the holders into more than ten percent (10%) of the issued and outstanding shares of common stock of the Company, each of the Plaintiffs is an affiliate of the Company as defined in Rule 144(a) of the Securities Act.  As such, any additional Settlement Shares issued to the Plaintiffs under the Settlement Agreement would have to comply with the applicable provisions of the Securities Act and specifically Rule 144 promulgated thereunder with regard to resales of such shares. Accordingly the additional 20.5 million shares issued to Plaintiffs pursuant to Section 3(a)(10) must be resold in compliance with Rule 144.  These shares are not “restricted securities” within the meaning of Rule 144(a), they are not subject to the holding period limitations of Rule 144(d).  However, they are subject to the other relevant provisions of Rule 144, including (i) the limitation of the amount of securities that may be sold by an affiliate pursuant to Rule 144(e)(1) and the manner of sale pursuant to Rule 144(f).

On July 19, 2011 Plaintiffs wrote a letter to the Court disputing our position that they are affiliates and seeking judgment in default of the Settlement Agreement.  We strongly believe that a default has not occurred; we maintain that we are in compliance with the terms of the Settlement Agreement and we are vigorously defending our position.

Class Action

On March 11, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by misrepresenting the relationship between us and third parties in the Company’s clinical studies of its Onko-Sure® test kits. The Company believes there is no basis to the suit filed by The Rosen Law Firm and it has been fully transparent in its relationship with third parties.

Iroquois Group

As reported in the Company’s Form 8-K dated May 11, 2011, we were in default to each of Iroquois Master Fund Ltd., Cranshire Capital, L.P., Freestone Advantage Partners, L.P., Bristol Investment Fund, Ltd. and Kingsbrook Opportunities Master Fund LP, (collectively, the “2011 Noteholders”), the holders of our convertible notes due December 1, 2011 (the “2011 Notes”) in the original principal amount of $8,437,500. As a result of such defaults, our total liabilities (including accrued interest, penalties and default redemption payments) to the 2011 Noteholders aggregated $22,301,761. We entered into an exchange agreement on June 29, 2011, with each of the 2011 Noteholders (the “Exchange Agreement”) in order to settle our obligations to each of the 2011 Noteholders.

Pursuant to the terms of the Exchange Agreement, each 2011 Noteholder agreed to exchange its claims against the Company, its subsidiaries and certain of their respective current and former officers, directors and representatives for (i) the Company’s 4% convertible notes ($4,950,000 original principal amount in the aggregate (the “Notes”)), (ii) shares of 4% Series A Convertible Preferred Stock of the Company (with an aggregate stated value of $6,701,000 (the “Preferred Stock”)) under a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), and (iii) a warrant, expiring 5 years from the date of the receipt of Stockholder Approval (as defined in the Exchange Agreement),  to purchase additional shares of our common stock (94,468,113 shares of common stock in the aggregate under all the warrants (the “Warrants”)). Under the Exchange Agreement, each of the 2011 Noteholders and their affiliated and related persons and entities also received a mutual full release from the Company.

Each of the Notes and shares of Preferred Stock are initially convertible into shares of our common stock at a conversion price of $0.185 per share, provided that if we make certain dilutive issuances (with limited exceptions), the conversion price of the Notes and the shares of Preferred Stock will be lowered to the per share price for the dilutive issuances. The Warrants are initially exercisable for shares of our common stock at an exercise price of $0.185 per share, provided that if we make certain dilutive issuances (with limited exceptions), the exercise price of the Warrants will be lowered to the per share price for the dilutive issuances.  The Warrants may also be exercised on a “cashless basis.” The conversion prices of the Notes and the shares of Preferred Stock and the exercise price of the Warrants are also subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of a Note and shares of Preferred Stock and the exercisability of a Warrant may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 9.9% (in the case of a Note and the shares of Preferred Stock held by such holder) or 4.9% (in the case of the Warrant held by such holder) of our common stock.

Each of the Notes automatically converts into shares of our common stock in four equal installments commencing August 1, 2011 ($1,237,500 in the aggregate under all the Notes). The automatic conversion price under each of the Notes will be equal to the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the applicable automatic conversion date (the “Note Automatic Conversion Price”).  We must make a pre-automatic conversion delivery of shares (the “Note Pre-Automatic Conversion Shares”) to each holder of a Note 20 trading days prior to the applicable automatic conversion date based the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the required delivery date of Note Pre-Automatic Conversion Shares. On the automatic conversion date, to the extent we owe a Note holder additional shares in excess of the Note Pre-Automatic Conversion Shares delivered to such holder, we will issue such Note holder additional shares of common stock, and to the extent we have issued excess shares of common stock, such shares of common stock will be applied to future issuances of shares of common stock to such Note holder.

167,525 shares of Preferred Stock automatically converts into shares of our common stock in four equal installments commencing August 1, 2011. The automatic conversion price with respect to each such share of Preferred Stock automatically converted will be equal to the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the applicable automatic conversion date (the “Preferred Automatic Conversion Price”).  We must make a pre-automatic conversion delivery of shares (the “Preferred Pre-Automatic Conversion Shares”) to each holder of each such shares of Preferred Stock 20 trading days prior to the applicable automatic conversion date based the lower of (i) the conversion then in effect or (ii) 70% of the arithmetic average of the three lowest closing bid prices of our common stock during the 20 trading day period prior to the required delivery date of Preferred Pre-Automatic Conversion Shares. On the automatic conversion date, to the extent we owe a holder of such shares of Preferred Stock additional shares in excess of the Preferred Pre-Automatic Conversion Shares delivered to such holder, we will issue such holder additional shares of common stock, and to the extent we have issued excess shares of common stock, such shares of common stock will be applied to future issuances of shares of common stock to such holder.   (See Note 14 in the accompanying condensed consolidated financial statements).

Following a fairness hearing held on June 30, 2011, in the Supreme Court of the State of New York (the “Court”), the Court entered an order approving (i) the fairness of the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement, (ii) the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement and (iii) the issuance of the Notes, the shares of Preferred Stock and the Warrants pursuant to the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “3(a)(10) Order”).  Based on the terms of the Notes and the Certificate of Designations, the Company delivered 28,829,599 shares of common stock in the aggregate on July 1, 2011 constituting Preferred Pre-Automatic Conversion Shares and Note Pre-Automatic Conversion Shares.

On August 1, 2011, we amended the Notes as follows:

(i)           The term Automatic Conversion Price (as defined in the Note) is hereby deleted in its entirety and replaced with the following:

“Automatic Conversion Price” means, with respect to a particular date of determination, the lower of (i) the Conversion Price then in effect and (ii) the price which is equal to the product of (1) 70% multiplied by (2) the quotient of (A) the sum of each of the three (3) lowest Closing Bid Prices of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the applicable Installment Date (or, solely with respect to the First Installment Date, the sum of each of the three (3) lowest Closing Bid Prices of the Common Stock during the period commencing on the Issuance Date and ending on the Trading Day immediately preceding the First Installment Date) (each such period, an “Automatic Conversion Measuring Period”) divided by (B) three (3). All such determinations to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during any such Automatic Conversion Measuring Period. In the event of a dispute as to the determination of the Automatic Conversion Price, then such dispute shall be resolved pursuant to Section 21.

(ii)           The term Installment Date (as defined in the Note) is hereby deleted in its entirety and replaced with the following:

“Installment Date” means each of the following dates: (i) August 22, 2011 (the “First Installment Date”), (ii) September 22, 2011, being the twenty-second (22nd) Trading Day immediately following the First Installment Date (the “Second Installment Date”); (iii) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Second Installment Date (the “Third Installment Date”); and (iv) the Maturity Date.

(iii)           The term Pre-Installment Date (as defined in the Note) is hereby deleted in its entirety and replaced with the following:

“Pre-Installment Date” means each of the following dates: (i) the Issuance Date, (ii) August 24, 2011 (the “Second Pre-Installment Date”); (iii) September 22, 2011, being the twentieth (20th) Trading Day immediately following the Second Pre-Installment Date (the “Third Pre-Installment Date”); and (iv) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Third Pre-Installment Date.

The Holder hereby waives the following solely with respect to itself under the Certificate of Designations:

(1)           the Triggering Event (as defined in the Certificate of Designations) that would occur on each Automatic Conversion Date (as defined in the Certificate of Designations) only if: (x) Automatic Conversions (as defined in the Certificate of Designations) actually occur on each date set forth below as if the definition of Automatic Conversion Date read as follows:

“Automatic Conversion Date” means each of the following dates: (i) August 22, 2011 (the “First Automatic Conversion Date”), (ii) September 22, 2011, being the twenty-second (22nd) Trading Day immediately following the First Automatic Conversion Date (the “Second Automatic Conversion Date”); (iii) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Second Automatic Conversion Date (the “Third Automatic Conversion Date”); and (iv) November 17, 2011, being the twentieth (20th) Trading Day immediately following the Third Automatic Conversion Date.

and (y) the Automatic Conversion Price (as defined in the Certificate of Designations) for the First Automatic Conversion Date (i.e. August 22, 2011) is treated as if it was equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) then in effect and (ii) the price which is equal to the product of (1) 70% multiplied by (2) the quotient of (A) the sum of each of the three (3) lowest Closing Bid Prices (as defined in the Certificate of Designations) of the Common Stock during the period commencing on the Trading Day immediately following the Initial Issuance Date (as defined in the Certificate of Designations) and ending on August 19, 2011, divided by (B) three (3) (appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such period).

(2)           the Triggering Event that would occur on each Pre-Automatic Conversion Date (as defined in the Certificate of Designations) only if Pre-Automatic Conversion Shares (as defined in the Certificate of Designations) are actually delivered to the Holder on each date set forth below as if the definition of Pre-Automatic Conversion Date read as follows:

“Pre-Automatic Conversion Date” means each of the following dates: (i) the Initial Issuance Date, (ii) August 24, 2011 (the “Second Pre-Automatic Conversion Date”); (iii) September 22, 2011, being the twentieth (20th) Trading Day immediately following the Second Pre-Automatic Conversion Date (the “Third Pre-Automatic Conversion Date”); and (iv) October 20, 2011, being the twentieth (20th) Trading Day immediately following the Third Pre-Automatic Conversion Date.

In the ordinary course of business, there could be other potential claims and lawsuits brought by or against us. However, other than the above, we are not a party to any material legal proceeding and to our knowledge no such proceeding is currently contemplated or pending.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

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

RADIENT PHARMACEUTICALS CORPORATION (Registrant)

Date: August 15, 2011	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Akio Ariura
Akio Ariura,
Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer)