Form 10-Q
period 2011-09-30
RADIENT PHARMACEUTICALS Corp
filed 2011-11-14
CIK 838879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ________________
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

As of November 11, 2011, the Company had 745,890,057 and 747,790,057 of common shares issued and outstanding, respectively.

Radient Pharmaceuticals Corporation
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2011	5

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosure About Market Risks	61

Item 4. Controls and Procedures	61

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	66

Item 4. Removed and Reserved	66

Item 5. Other Information	66

Item 6. Exhibits	66

Signatures	67
EX-31.1
EX-31.2
EX-32.1
EX 32.2

RADIENT PHARMACEUTICALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$329,645	$53,381
Cash held in escrow	159,763	-
Accounts receivable	101	2,603
Inventories	87,607	82,904
Prepaid expenses and other current assets	88,724	134,915
Prepaid consulting	195,162	330,998
Debt issuance cost	-	170,827
Total current assets	861,002	775,628
Property and equipment, net	76,187	75,962
Other assets	-	5,370
Total assets	$937,189	$856,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,340,951	$1,065,768
Accrued salaries and wages	106,502	294,604
Accrued interest expense	532,180	2,209,733
Derivative liabilities	7,710,706	29,065,864
Deferred revenue	-	24,750
Convertible notes and preferred stock, net of discounts of $3,532,989 and $2,415,647, respectively	12,787,150	16,509,288
Current portion of notes payable	-	4,581,923
Total current liabilities	23,477,489	53,751,930

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 670,100 and 0 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 647,390,057 and 38,402,173 shares issued at September 30, 2011 and December 31, 2010 respectively; 647,290,057 and 37,502,173 shares outstanding at September 30, 2011 and December 31, 2010, respectively	647,291	37,503
Additional paid-in capital	154,379,974	85,217,933
Accumulated deficit	(177,567,565)	(138,150,406)
Total stockholders’ deficit	(22,540,300)	(52,894,970)
Total liabilities and stockholders’ deficit	$937,189	$856,960

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACUETICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$102,238	$34,446	$257,609	$116,840
Cost of sales	15,559	6,697	44,712	36,810
Gross profit	86,679	27,749	212,897	80,030

Operating expenses:
Research and development	10,541	45,874	149,604	340,689
Selling, general and administrative	1,877,851	2,320,540	5,684,054	6,444,700
Total operating expenses	1,888,392	2,366,414	5,833,658	6,785,389
Loss from operations	(1,801,713)	(2,338,665)	(5,620,761)	(6,705,359)
Other income (expense):
Interest expense	(8,724,581)	(11,560,549)	(50,449,285)	(33,662,478)
Other income (expense), net	(2)	31,874	(321)	29,997
Change in fair value of derivative liabilities	12,312,333	2,922,826	32,145,064	5,681,415
Impairment on investment in JPI	-	-	-	(2,761,993)
Loss on legal settlement	-	-	(10,987,055)	-
Gain (loss) on extinguishment of debt	1,001,275	(1,002,270)	(3,664,564)	(1,002,270)
Loss on guarantee	(840,237)	-	(840,237)	-
Total other income (expense), net	3,748,788	(9,608,119)	(33,796,398)	(31,715,329)
Income (loss) before provision for income taxes	1,947,075	(11,946,784)	(39,417,159)	(38,420,688)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,947,075	$(11,946,784)	$(39,417,159)	$(38,420,688)

Basic and diluted income (loss) per common share:
Net income (loss)	$0.01	$(0.39)	$(0.24)	$(1.38)

Weighted average common shares outstanding basic and diluted	282,898,894	30,809,860	164,363,750	27,836,210

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACUETICALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
For The Nine Months Ended September 30, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2011	37,502,173	$37,503	$85,217,933	$(138,150,406)	$(52,894,970)

Common stock issued for consulting services	1,442,857	1,443	585,697	-	587,140
Stock-based employee and director compensation	120,000	120	31,060	-	31,180
Common stock issued for legal settlement	500,000	500	139,900	-	140,400
Common stock issued for conversion of debt, preferred stock and accrued interest	583,186,860	583,187	32,092,868	-	32,676,055
Common stock issued for the exercise of warrants, net of commission of $10,080	24,538,167	24,538	77,382	-	101,920
Reclassification of derivative liabilities due to conversion of debt and exercise of warrants	-	-	32,832,956	-	32,832,956
Beneficial conversion feature	-	-	4,441,563	-	4,441,563
Repricing of warrants	-	-	485,246	-	485,246
Reclassification of warrants and beneficial conversion feature not previously classified as derivatives	-	-	(1,524,631)	-	(1,524,631)
Net loss	-	-		(39,417,159)	(39,417,159)
Balance, September 30, 2011	647,290,057	$647,291	$154,379,974	$(177,567,565)	$(22,540,300)
See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities
Net loss	$(39,417,159)	$(38,420,688)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,234	102,180
Amortization of debt discount and debt issuance costs	20,208,179	10,762,676
Impairment on investment in JPI	-	2,761,993
Interest expense related to fair value of derivative instruments granted	12,911,550	13,830,523
Interest income from note receivable	-	(26,937)
Interest expense related to re-pricing of warrants issued to note holders	485,246	-
Interest expense related to incremental value of shares and warrants issued to note holders	-	81,780
Additional principal added for penalties and triggering events	16,165,257	7,978,167
Loss on extinguishment of debt	3,664,564	1,002,270
Loss on settlement	10,987,055	-
Loss on guarantee	840,237	-
Share-based compensation related to options granted to employees and directors for services	31,180	173,758
Share-based compensation related to common stock and warrants expensed for services	1,526,099	2,355,289
Change in fair value of derivative instruments	(32,145,064)	(5,681,415)
Changes in operating assets and liabilities:
Accounts receivable	2,502	-
Inventories	(4,702)	5,846
Prepaid expenses and other assets	51,562	109,623
Accounts payable and other accrued expenses	(113,125)	(1,132,703)
Deferred revenue	(24,750)	-
Net cash used in operating activities	(4,801,135)	(6,097,638)

Cash flows from investing activities:
Purchase of property and equipment	(30,459)	(24,482)
Advances for note receivable	-	(100,000)
Net cash used in investing activities	(30,459)	(124,482)

Cash flows from financing activities:
Payments on convertible debt, January 2011 financing	(1,814,062)	-
Proceeds from issuance of convertible debt, net of original issue discount and cash offering costs	6,820,000	6,308,000
Proceeds from the exercise of warrants and options, net of commission and expenses	101,920	818,488
Net cash provided by financing activities	5,107,858	7,126,488
Net change in cash	276,264	904,368
Cash, beginning of period	53,381	12,145
Cash, end of period	$329,645	$916,513

See Accompanying Notes to Condensed Consolidated Financial Statements

RADIENT PHARMACEUTICALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended September 30, 2011 and 2010

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated financial statements of Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “We”, “Us”, or “Our”), (formerly AMDL, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2011, and its results of operations for the three and nine months ended September 30, 2011 and 2010, the statement of stockholders’ deficit for the nine months ended September 30, 2011, and cash flows for the nine months ended September 30, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the December 31, 2010 audited consolidated financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since inception, Radient, a Delaware Corporation, has been engaged in the commercial development of and obtaining various governmental regulatory approvals for o proprietary diagnostic tumor-marker test kit, Onko-Sure®, which detects the presence of multiple types of cancer.

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

During the third and fourth quarters of 2009, the Company repositioned various business assets in order to monetize the value of such assets through either new partnership, separate reverse mergers, or sale. These special assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, JPI; and (ii) our 100% ownership of a proprietary cancer vaccine therapy technology, Combined Immunogene Therapy (“CIT”).

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

The Company is actively engaged in the research, development, manufacturing, sale and marketing of Onko-Sure®, a proprietary IVD Cancer Test in the United States, Canada, China, Chile, Europe, India, Korea, Taiwan, Vietnam, Japan  and other markets throughout the world. The Company manufactures and distributes Onko-Sure® at the Company’s licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. The Company is a United States Food and Drug Administration (“USFDA”) Good Manufacturing Practices (“GMP”) approved manufacturing facility. The Company maintains a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $39,417,159 and $38,420,688 for the nine months ended September 30, 2011 and 2010, respectively, and had an accumulated deficit of $177,567,565 at September 30, 2011. In addition, the Company used cash from operating activities of $4,801,135 for the nine months ended September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On September 30, 2011, the Company had cash on hand in the U.S. of approximately $330,000. The Company requires approximately $330,000 per month based on the three month history and $450,000 per month on an annualized basis for operating expenses to fund the costs associated with our financing activities; SEC reporting; legal and accounting expenses of being a public company; other general and administrative expenses; research and development, regulatory compliance, and distribution activities related to our Onko-Sure® test kit; the operation of a USFDA approved pharmaceutical manufacturing facility; and compensation of executive management and our employees. Based on our current cash position, without additional financing we may not be able to pay our obligations past November 30, 2011.

The monthly cash requirement for operating expenses does not include any extraordinary items or expenditures, payments for research on clinical trials for our Onko-Sure® test kit, and research conducted through CLIA Laboratories.

The Company raised net proceeds of approximately $6.8 million in a closing of convertible note and warrant purchase agreements in January 2011 (“January 2011 Notes”) (see Note 8). On May 2, 2011, the Company failed to make the third required installment payment under such notes and an event of default occurred. Therefore, starting May 2, 2011, the January 2011 Notes began accruing interest at a rate of 24% per annum. As of May 6, 2011, all of the five investors submitted an Event of Default Redemption Notice to the Company. As a result of the default, the Company entered into an agreement to exchange the original notes for new convertible notes and convertible preferred shares “July 2011 Exchange Notes”. Due to lack of authorized unissued  shares of common stock, the Company was unable to issue  shares of common stock to satisfy the 2nd Installment  and 3rd Pre-installment due at October 4 and October 7, 2011, respectively.  Due to such limitation, and in accordance with the exchange agreement, the July 2011 Exchange Notes are in default. As of the date of this report, only one of the five investors submitted an Event of Default Notice without pursuing any further rights of redemption and remedies.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Radient and its wholly-owned subsidiary, NuVax. All intercompany accounts and transactions have been eliminated. NuVax had no operations for the nine months ended September 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of inventories, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, and valuation of common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the sales of the Company’s products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

The Company has entered into several distribution agreements for various geographic locations with third parties. Under the terms of some of the agreements, the Company sells product to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide the Company quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by the Company. Until the price is fixed and determinable, the Company defers the recognition of revenues under these arrangements. As of September 30, 2011, the Company had no deferred revenue related to these arrangements recorded in the accompanying condensed consolidated balance sheet. During the nine months ended September 30, 2011, we recognized $24,750 of deferred revenues under this agreement.

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

Product Research and Development

Internal product research and development costs are expensed as incurred. Non-refundable third party research and development costs are expensed when the contracted work has been performed. Product research and development costs were $149,604 and $340,689 for the nine months ended September 30, 2011 and 2010, respectively.

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

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the nine months ended September 30, 2011, the Company issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the issuance date was $18,822,734 computed using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, the Company determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

During the nine months ended September 30, 2011, certain convertible debt holders from the 2010 Closings and the Promissory Notes converted a total of $20,142,149 which represented principal, penalties and accrued interest. This along with the exchange of old notes of $22,301,761 of the January 2011 financing and the two cash installment payments of $1,687,500 of the Exchanged July 2011 notes and the automatic conversions associated with the Exchanged July 2011 Notes of $3,458,561 in principal balance resulted in a decrease of $12,296,281 in the derivative liabilities related to the embedded conversion feature of the converted debt and preferred stock liability. In addition, during the nine months ended September 30, 2011, 18,383,888 warrants were exercised by warrant holders. This and the exchange of the warrants related to January 2011 financing, resulted in a decrease of $20,536,674, representing the fair value of the warrants reclassified to additional paid-in capital for the nine months ended September 30, 2011.

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

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate change due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying condensed consolidated statement of operations. The Company recorded an aggregate gain of $32,145,064 and $5,681,415 due to change in the fair value of the derivative liabilities as a component of other expense, net during the nine months ended September 30, 2011 and 2010, respectively.

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

The company estimated its effective tax rate for the nine months ended September 30, 2011 at 40% based on the estimated annual loss and the related computed estimated annual tax provision. The related income tax benefit from the loss is offset by a full valuation allowance. There were no changes to the amount of unrecognized tax benefits as disclosed in the annual Form 10-K as of and for the year ended December 31, 2010. As of September 30, 2011, the Company is not currently under Internal Revenue Service or state tax examinations.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic and diluted net loss per share:
Numerator: Net income (loss)	$1,947,075	$(11,946,784)	$(39,417,159)	$(38,420,688)
Denominator: Weighted-average common shares outstanding, basic and diluted	282,898,894	30,809,860	164,363,750	27,836,210
Basic and diluted net loss per share	$0.01	$(0.39)	$(0.24)	$(1.38)

As of September 30, 2011 and 2010, the potentially dilutive effect of 8,424,089,028 and 91,589,703, representing common share equivalents consisting of options, warrants, and convertible debt with accrued interest computed using the treasury stock method have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive.

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the three and nine months ended September 30, 2011 and 2010, respectively.

Based on management's analysis of the total number of shares issuable on an as-if converted or exercised basis, and the removal of the related gain on change in fair value of derivative liabilities associated with certain convertible instruments and warrants, the net income would revert back to a net loss position for the three months ended September 30, 2011.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $70,640 and $17,724 for the nine months ended September 30, 2011 and 2010, respectively.

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

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure® test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 20,000 test kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand. Although we are investigating to produce this component in house so that we are in a position to have an unlimited supply of Onko-Sure® in the future, at this time we cannot give an estimate of time needed to complete this anti-fibrinogen-HRP replacement.”

The Company is subject to the risk of failure in maintaining its existing regulatory approvals, in obtaining other regulatory approval, as well as the delays until receipt of such approval, if obtained. Therefore, the Company is subject to substantial business risks and uncertainties inherent in such an entity, including the potential of business failure.

Concentrations of Credit Risk

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. At September 30, 2011, the Company had approximately $80,000 in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

Customers

During the nine months ended September 30, 2011 and 2010, we had four and three customers which represented approximately 84% and 91% of our total net revenues, respectively. Of these, one customer was based in the U.S. and represented approximately 21% and 39% of our net revenues and three and two customers were based outside the U.S. and represented approximately 63% and 52% of our net revenues, for the nine months ended September 30, 201, respectively.

Below is a table showing our major customers and percentage of net revenues for the nine months ended September 30, 2011 and 2010:

		% of Net Revenues
Customer	Location	2011	2010
A	U.S.	21%	0%
B	U.S.	0%	39%
Total U.S.		21%	39%

C	Taiwan	29%	22%
D	Vietnam	12%	30%
E	Korea	22%	0%
Total Foreign		63%	52%

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$127,600	-
Cash paid during the period for taxes	$22,596	-

Supplemental disclosure of non-cash activities:
Voluntary conversion of convertible debt, preferred stock and accrued interest	$32,676,055	$2,905,880
Fair value of stock issued in connection to legal settlement	$140,400
Fair value of stock and warrants recorded as prepaid consulting	$106,000	$1,721,089
Reclassification to derivative liabilities due to insufficient authorized shares	$1,524,631	-
Reclassification of derivative liabilities to equity due to conversion and payments of convertible debt and accrued interest and exercise of warrants	$32,832,956	$438,702
Amount paid directly from proceeds in connection with 2010 Convertible Debt unrelated to the financing	$-	$35,000
Conversion of warrants to common stock (cashless)	$24,138	-
Debt discounts related to derivative liabilities	$19,537,194	$6,181,165
Debt issuance costs and OID related to January 2011 Notes	$1,617,500	-
Debt issuance costs included in accounts payable	$-	$876,501
Additional derivative liability for penalty on St. George debt	$-	$19,430
Conversion of accounts payable to shares of common stock	$-	$45,000
Cash held in escrow for JPI guarantee	$159,763	-
January 2011 financing debt exchange	$22,301,761	-
Beneficial conversion feature	$4,441,563	$275,150

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (“ASU 11-4”). ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 11-4 is effective for fiscal year 2012. We are currently evaluating the impact that ASU 11-4 will have on our consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Raw materials	$67,632	$70,402
Work-in-process	19,975	6,562
Finished goods	-	5,940
	$87,607	$82,904

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Office equipment	$151,867	$140,132
Lab equipment	98,193	79,467
	250,060	219,599
Less accumulated depreciation	(173,873)	(143,637)
	$76,187	$75,962

Depreciation expense was $30,234 and $27,344 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2010:

As of
December 31,
2010
(Audited)
Intellectual Property	$2,000,000
Impairment	(1,058,333)
Accumulated Amortization	(941,667)
Net balance at end of period	$-

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy (“CIT”) technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. In October 2011 these lawsuits were dismissed.

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

During the nine months ended September 30, 2011 and 2010, amortization expense totaled $0 and $75,000 respectively.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Prepaid insurance	$18,010	$54,133
Legal retainers	47,956	44,430
Accounting and other consulting expenses	22,758	36,352
Total prepaid expenses	$88,724	$134,915

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

In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the nine months ended September 30, 2011:

For the nine months
ended September 30, 2011
Annual dividend yield	—
Expected life (years)	0.02 – 5.86
Risk-free interest rate	0.01% — 2.5%
Expected volatility	104.4% — 310.1%

In applying the Black-Scholes valuation model, the Company used the following assumptions during the nine months ended September 30, 2011:

For the nine months
ended September 30, 2011
Annual dividend yield	-
Expected life (years)	0.02 – 4.26
Risk-free interest rate	0.02% — 0.96%
Expected volatility	121.5% — 303%

For the warrants that include optional cashless exercise provisions, the Company applied a 90%/10% and 0%/100% (the most profitable exercise provision to the holder) probability that the holder will exercise under either the cashless exercise or the cash exercise scenario, for the warrants related to 2010 and 2011 closings, respectively. The cashless exercise provision expires once the underlying the warrants’ shares are registered.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s non-employee options, warrants, and embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2011:

	Level 3
	Carrying Value at
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Derivative liabilities:
Embedded conversion features	$6,115,015	$7,912,388
Warrants and non-employee options	1,595,691	21,153,476
Total derivative liability	$7,710,706	$29,065,864

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Decrease in fair value included in other income (expense), net	$12,312,333	$2,922,826	$32,145,064	$5,681,415

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the nine months ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Embedded Conversion Features:
Balance at beginning of year	$7,912,389	$44,358
Derivative liabilities added	17,776,544	5,775,266
Reclassification to equity in connection with conversion of underlying debt to equity	(12,296,281)	(354,830)
Net change in fair value included in net loss	(7,277,637)	(1,656,998)
Ending balance	$6,115,015	$3,807,796

Warrants and non-employee options:
Balance at beginning of year	$21,153,475	$310,400
Derivative liabilities added	25,846,317	14,155,780
Reclassification to equity in connection with exercise of underlying stock warrants	(20,536,674)	(83,872)
Net change in fair value included in net loss	(24,867,427)	(4,024,417)
Ending balance	$1,595,691	$10,357,891

NOTE 8 — DEBT

Debt consists of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Debt:
Convertible Notes issued September 2008, net of unamortized discount of $0 at September 30, 2011 and December 31, 2010, respectively	$46,442	$363,942

First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $1,410,422 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $0 at December 31, 2010	-	472,937

Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $4,181,576 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $1,466,389 at December 31, 2010	-	8,172,418

Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $3,546,386 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $0 and $749,428 at September 30, 2011 and December 31, 2010, respectively	-	6,534,543

Fourth Closing of 2010 Convertible Note, issued April 26, 2010, including additional $480,108 principal and interest for trigger events, net of unamortized discount of $199,828 at December 31, 2010	-	965,448

Senior Notes, net of unamortized discount of $0 at September 30, 2011 and December 31, 2010, respectively	25,000	4,441,563

Bridge note, including additional $104,138 principal and interest for penalties, net of unamortized discount of $0 at December 31, 2010	-	140,360

Legal Settlement Promissory Notes, issued May 24, 2011, including additional $234,554 principal for settlement, net of unamortized discount of $0 at September 30, 2011	8,056,258	-

July 2011 Convertible Notes, issued July 1, 2011 in connection with the Exchange Agreement, net of unamortized discount of $1,501,012 at September 30, 2011	1,979,597	-

July 2011 Series A Convertible Preferred Stock, issued July 1, 2011 in connection with the Exchange Agreement, net of unamortized discount of $2,031,977 at September 30, 2011	2,679,853	-

Total debt, net of unamortized discount, all current	$12,787,150	$21,091,211

The significant terms of the Company’s debt issued prior to December 31, 2010 are described in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 3, 2011, the shares underlying the Exchange Agreements (see below) with the Senior Note holders and the Bridge Loan were approved by the NYSE Amex and these notes became convertible into the Company’s common stock.

During the nine months ended September 30, 2011, convertible note holders converted an aggregate of $30,096,308 of principal, representing 63% of the total outstanding balance, and $2,579,747 of accrued interest, into a total of 583,186,860 shares of the Company’s common stock. The following table summarizes the conversion of the notes:

Debt	Gross Principal Balance @ 12/31/10	Principal Additions	Interest Accrued to conversion or YTD	Principal Conversion Amount	Interest Conversion Amount	Gross Principal Balance Due	Interest Balance Due	Principal % Converted	Number of Shares Issued
2008 Convertible 10% Debt	$363,942	$-	$67,529	$(317,500)	$(53,555)	$46,442	$13,974	87.24%	476,692

2010 Financings:
1st Close	472,937	-	41,722	(472,937)	(41,722)	-	-	100.00%	1,029,248
2nd Close	9,638,807	32,934	727,626	(9,671,741)	(697,842)	-	29,784	100.00%	30,381,442
3rd Close	7,283,971	219,446	842,589	(7,503,417)	(509,170)	-	333,419	100.00%	14,505,363
4th Close	1,165,278	-	85,721	(1,165,278)	(80,042)	-	5,679	100.00%	67,464,928
	18,560,993	252,380	1,697,658	(18,813,373)	(1,328,776)	-	368,882	100.00%	113,380,981

Senior Note Series 1	2,196,875	-	552,328	(2,196,875)	(552,328)	-	-	100.00%	5,931,529
Senior Note Series 2	2,244,688	-	611,572	(2,219,688)	(603,108)	25,000	8,464	98.89%	7,852,649
	4,441,563	-	1,163,900	(4,416,563)	(1,155,436)	25,000	8,464	99.44%	13,784,178

Bridge Note	140,360	-	25,474	(140,360)	(25,474)	-	-	100.00%	592,261

Legal Settlement Promissory Notes	-	11,006,209	61,801	(2,949,950)	-	8,056,259	61,801	26.80%	20,500,000

July 2011 Convertible Notes	-	4,950,000	12,789	(1,469,392)	(7,013)	3,480,608	5,776	29.68%	184,579,960

July 2011 Series A Convertible Preferred Stock	-	6,701,000	17,311	(1,989,170)	(9,493)	4,711,830	7,818	29.68%	249,872,788
Total Convertible Debt	$23,506,858	$22,909,589	$3,046,462	$(30,096,308)	$(2,579,747)	$16,320,139	$466,715	64.84%	583,186,860

Activity in connection with the Company’s convertible debt for the nine months ended September 30, 2011, is as follows:

			Senior Notes		Legal Settlement			Jul-11
	10% Notes Issued Sept '08	2010 Notes (all closings)	(Series 1 and Series 2)	Bridge Note	Promissory Notes	Jan-11 Notes	Jul-11 Notes	Series A Convertible Preferred Stock	Total

Carrying Value Before Discount at December 31, 2010	$363,942	$18,560,993	$4,441,563	$140,360	$-	$-	$-	$-	$23,506,858
Face value of debt issued in 2011	-	-	-	-	10,771,655	8,437,500	4,950,000	6,701,000	30,860,155
Penalties added to principal		252,380			234,553	15,551,761	-	-	16,038,694
Payments on debt	-	-	-	-		(1,687,500)	-	-	(1,687,500)
Portion of note converted to equity	(317,500)	(18,813,373)	(4,416,563)	(140,360)	(2,949,950)	-	(1,469,391)	(1,989,170)	(30,096,307)
Exchanged with July 11, 2011 Notes and Series Convertible Preferred Stock	-	-	-	-		(22,301,761)	-	-	(22,301,761)
Carrying Value Before Discount at September 30, 2011	46,442	-	25,000	-	8,056,258	-	3,480,609	4,711,830	16,320,139

Discount, net of accumulated amortization at December 31, 2010	-	(2,415,650)	-	-	-	-	-	-	(2,415,650)
Discount attributable to 2011 notes	-	-	-	-	-	(8,437,500)	(4,950,000)	(6,701,000)	(20,088,500)
Amortization expense	-	2,415,650	-	-	-	8,437,500	3,448,988	4,669,023	18,971,161
Discount, net of accumulated amortization at September 30, 2011	-	-	-	-	-	-	(1,501,012)	(2,031,977)	(3,532,989)

Net Carrying Value at September 30, 2011	$46,442	$-	$25,000	$-	$8,056,258	$-	$1,979,597	$2,679,853	$12,787,150

September - 2008 Convertible Notes

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

Pursuant to a Letter Agreement dated September 24, 2010, the Company sought the remaining 2008 Convertible Debt holders’ agreement to waive the current default and allow the Company until November 15, 2010 to issue them the shares underlying the 2008 Convertible Debt. In consideration for waiving the default and extending the maturity date to November 15, 2010, we increased the principal balance of the 2008 Convertible Debt outstanding as of September 14, 2010 by $56,635 or 25% of the outstanding balance on September 14, 2010 (the “25% Increase”) and increased the interest rate to 18%, which rate applies to the interest due from September 15, 2010 until the Debt is converted pursuant to the 2008 Letter Agreement. The 2008 Convertible Debt holders were entitled to the Bonus Interest, which was calculated as a one-time fee of $113,269 or 50% of the outstanding principal balance on September 14, 2010. The amount of the 25% Increase and Bonus Interest was combined and directly applied to the principal amount of the Debts outstanding on September 14, 2010. The outstanding balance of the 2008 Convertible Debt immediately before the 2008 Letter Agreement was $226,538. Finally, we agreed to adjust the Conversion Price of the 2008 Convertible Debt to equal 80% of the VWAP for the 5 trading days immediately preceding the date we receive NYSE Amex approval of the additional shares to be issued pursuant to the adjusted price (the “Adjusted Shares”); provided however, that in no event shall the Conversion Price be less than $0.28 per share.

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

During the nine months ended September 30, 2011, note holders converted $317,500 of principal and $53,555 of interest, representing 87% of the outstanding balance of the note balance as of December 31, 2010. The Company issued 476,692 shares of its common stock upon the conversion of the notes. The balance as of September 30, 2011 was $46,442 in principal and $13,974 of accrued interest.

2010 Note and Warrant Purchase Agreements

During year ended December 31, 2010, the Company completed four closings of convertible note and warrant purchase agreements (“Purchase Agreements”), aggregating to approximately $11 million. The convertible notes issued in the four 2010 Closings, (collectively “2010 Notes”) matured one year from the date of their respective issuance and carried al 20% original issuance discount. The Purchase Agreement for the First closing included a five-year warrant to purchase 1,100,000 shares of the Company’s common stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note). The Purchase Agreements for the Second, Third, and Fourth closings included a five-year warrant to purchase up to 12,048,668 shares of the Company’s common stock at initial exercise prices ranging from $0.28 to $0.89 per share. The 2010 Notes were convertible, in whole or in part, into shares of the Company’s common stock. The Conversion Price was equal to the greater of the Floor Price (as defined in the Notes) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion.

The embedded conversion feature of the 2010 Notes and related warrants were recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the 2010 Notes and the exercise price of the Warrants. The Company originally recorded a debt discount of $10,783,530, representing the value of the embedded conversion feature and warrants. The debt discount was being amortized on a straight-line method over the terms of the debt, which approximated the effective-interest method. During the nine months ended September 30, 2011, the Company recorded $2,415,650 of amortization of the debt discount, which included $242,090 in accelerated amortization due to the conversions. The balance of the debt discount at September 30, 2011 was $0.

The Company also incurred debt issuance costs totaling $821,300 in association with the 2010 Notes. Those costs are included in other assets in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, and are being amortized over the life of the debt using the effective interest method. During the nine months ended September 30, 2011, the Company recorded $170,826 of amortization of the debt issuance costs. The balance of the debt issuance costs at September 30, 2011 was $0.

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

On August 3, 2011, the Company received from one investor (St. George Investments, LLC) of the 2010 closings a Notice of conversion to convert $200,000 into 4,520,796 shares of common stock. At that time, the Company had insufficient authorized number of shares available for issuance. On August 19, 2010, the Company increased its number of authorized shares, and on August 25, 2011, issued the shares due under the conversion.

On August 18, 2010, the Company received a forbearance agreement (“Forbearance Agreement”) from the investor, as a proposal of settling the delay in the issuance of the shares in accordance with the conversion terms. The Company, its legal advisers and the investor entered in several discussions which resulted in the investor agreeing to temporarily forbear from exercising and enforcing their remedies against the Company due to the event of default and, in return, the Company agreed to the following compensation for damages.

On August 22, 2011, the Company did not execute the Forbearance Agreement, but acknowledged by e-mail the terms stipulated in the agreement the conversion mechanisms of the penalties included in the Forbearance Agreement. This is considered the date of effectiveness of the Forbearance Agreement.

As a result of the penalty, the Company increased the debt balance by $158,082, and recorded such amount in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2011.  Also, the Company recorded the fair value of the embedded conversion feature of the debt as additional interest expense for penalties added with a corresponding increase to derivative liability on August 22, 2011 (the date both parties agreed to the proposed penalties). Since the terms of the debt did not change, there was no debt discount associated with this transaction.

On September 29, 2011, one note holder submitted a conversion exercise notice form for $70,000 convertible into 30,172,414. The Company could not process the conversion, due to insufficient authorized shares of common stock. Currently, the Company is negotiating a Forbearance agreement for the default in issuing the shares, with settlement of penalties to be paid in additional shares of the Company`s common stock. As of the date of this report the outcome is uncertain.

During the nine months ended September 30, 2011, as detailed in the table above, a total of $18,813,373 of principal and $1,328,776 of accrued interest of this debt was converted into 113,380,981 shares of the Company’s common stock. As of September 30, 2011, the entire principal of   the 2010 Notes was converted, and $368,882 of accrued interests is outstanding.

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

During the nine months ended September 30, 2011, note holders converted $2,196,875 of principal and $552,328 of interest, representing 100% of the outstanding balance of these notes. The Company issued 5,931,529 shares of its common stock upon the conversion of the notes.

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

During the nine months ended September 30, 2011, note holders converted $2,219,688 of principal and $603,108 of interest, representing 99% of the outstanding balance of these notes. The Company issued 7,852,649 shares of its common stock upon the conversion of the Series 2 Senior Notes. The balance of the Series 2 Senior Notes as of September 30, 2011 was $25,000 in principal and $8,464 of accrued interest.

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

First, all of the issuances pursuant to the proposed Debt Exchanges were subject to Shareholder Approval. The Company obtained the required Stockholder Approval by November 10, 2010. Based on the terms of the various exchange and/or extension/wavier agreements, all of the Senior Notes would fall back into default, pursuant to which the note holders could declare the full amount owed on the Senior Notes immediately due and payable, if the Company failed to hold the meeting by the required dates. Once the Company obtained Shareholder Approval to issue the shares pursuant to a particular Debt Exchange, upon such issuance, the debt related to such exchange agreement would be convertible into shares of common stock and the holders thereof would waive all current and future defaults under the debt.

Second, the Company agreed to use its best efforts to register the shares issuable pursuant to the exchange agreements in the next registration statement to be filed under the Securities Act of 1933, as amended.

Third, the issuance of all of the shares of common stock to be issued under these Debt Exchanges was subject to NYSE Amex listing approval.

Under the terms of the Debt Exchange agreement, the Senior Notes would become convertible once all items above were met. The number of shares of common stock issuable to the note holder upon conversion was an amount equal to the quotient of: the amount of principal sought to be exchanged divided by seventy percent (70%) of the VWAP for the five (5) trading days immediately preceding the date of the exchange request; provided however, in no event shall the exchange price be less than $0.28.

On September 2010, the Company amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Senior Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Senior Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Senior Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. Due to the SEC’s review of the periodic reports that we were required to mail with the proxy statement, seeking the Stockholder Approval, we were unable to hold the related meeting until December 3, 2010. Our stockholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011. All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remained in effect and no other consideration was owed to the note holders pursuant to this default. The total for the additional penalty was $888,275 and was included in loss on extinguishment of debt for the year ended December 31, 2010. As of the date of this filing, we have not received notice from any note holders declaring a default. Any shares of common stock to be issued pursuant to the Debt Exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

On January 3, 2011 when the NYSE Amex approved the listing of the shares, all conditions of the exchange were satisfied and the Series 1 and 2 Senior Notes were exchanged for Senior Convertible Notes (as all of the shares underlying the Debt Exchange Agreement are eligible for resale pursuant to Rule 144 as promulgated under the Securities Act of 1933, as amended, we requested all of the outstanding Series 1 and Series 2 Note holders to waive the registration requirement). As a result of the Debt Exchange agreement the Senior Notes were considered extinguished and new Senior Convertible Notes issued. In accordance with relevant accounting guidance, the Company determined the new Senior Convertible Notes contained a beneficial conversion feature. The Company recorded $4,441,563 as the fair value of the beneficial conversion feature to additional paid-in capital and loss on extinguishment.

As of September 30, 2011, principal and interest in the amount of approximately $5,474,217, representing 99% of the Senior Convertible Notes have been converted into shares of the Company’s common stock (see above).

Activity in connection with the Company’s Senior Convertible Notes during the nine months ended September 30, 2011, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value at December 31, 2010	$1,346,875	$850,000	$1,659,063	$585,625	$4,441,563
Principal converted	(1,346,875)	(850,000)	(1,659,063)	(560,625)	(4,416,563)
Carrying Value at September 30, 2011	$-	$-	$-	$25,000	$25,000

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

During the nine months ended September 30, 2011, aggregated principal and interest in the amount of $165,834 was converted into 592,261 shares of the Company’s common stock.

January 2011 Notes

On January 30, 2011, the Company entered into a securities purchase agreement with five accredited investors (“Investors”) in a private equity financing of $8,437,500 and received approximately $7,500,000 in gross proceeds from the sale of convertible notes pursuant to the securities purchase agreement. Net proceeds from the financing were approximately $6,820,000. In connection with the closing of the transactions, the Company issued Convertible Promissory Notes in the aggregate principal amount of $8,437,500 (the “January 2011 Notes”), at a purchase price of $888.88 for each $1,000 of principal amount of notes, which are initially convertible into an aggregate of 14,062,500 shares of the Company’s common stock (“2011 Note Shares”) to the Investors. The Investors also received: (i) Series A Warrants (“Series A Warrants”) to purchase an aggregate of 14,062,500 shares of our common stock (“Series A Warrant Shares”) at an initial exercise price of $0.67 per share and (ii) Series B Warrants (“Series B Warrants,” together with the Series A Warrant, the “Warrants”) to purchase an aggregate of 7,031,250 shares of our common stock (the “Series B Warrant Shares,” together with the Series A Warrant Shares, the “Warrant Shares”) at an initial exercise price of $0.8175 per share for their investment. Each of the Warrants has a term of five (5) years from the date the Warrants are initially exercisable.

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

The Warrants are initially exercisable upon the earlier of: (i) the six month anniversary after the closing of the financing, (ii) the date that the Company’s common stock ceases to be listed or quoted on the NYSE Amex and (ii) the date that the Company obtains Shareholder Approval. At any time following nine months after the closing, if the Company’s stock price is at or above 200% of the initial exercise price of a Warrant and certain other conditions are met, the Company can force the Buyers to exercise up to 50% of the then unexercised portion of that Warrant. The Warrants cannot be exercised if such exercise would result in a Buyer beneficially owning more than 4.99% of the Company’s outstanding common stock.

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

The Company established a debt discount of $8,437,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. Due to the default event in May 2011, the notes became due and payable at that time and the amortization of the debt discount was accelerated. For the nine months ended September 30, 2011, the Company recorded amortization of the debt discount of $8,437,500. The balance of the debt discount was $0 at September 30, 2011.

The Company also incurred debt issuance costs of $680,000, which were deducted from the net proceeds. In addition, the fair value of the placement agent warrants was recorded as a debt issuance cost in the amount of $386,194. These costs were being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. Due to the default event in May 2011, the notes became due and payable at that time and the amortization of the debt issuance costs was accelerated. During the nine months ended September 30, 2011, $1,066,195 was amortized as interest expense. The balance of the debt discount was $0 at September 30, 2011.

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

Effective July 1, 2011, the Company entered into an Exchange Agreement with each of the January 2011 note holders in order to settle our obligations for these notes. Pursuant to the terms of the Exchange Agreement, each January 2011 Note holder agreed to exchange its claims against the Company, its subsidiaries and certain of their respective current and former officers, directors and representatives for (i) the Company’s 4% convertible notes ($4,950,000 original principal amount in the aggregate (the “July 2011 Notes”)), (ii) shares of 4% Series A Convertible Preferred Stock of the Company (with an aggregate stated value of $6,701,000 (the “Preferred Stock”)) under a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), and (iii) a warrant, expiring 5 years from the date of the receipt of Stockholder Approval (as defined in the Exchange Agreement), to purchase additional shares of our common stock (94,468,113 shares of common stock in the aggregate under all the warrants (the “Warrants”)). Under the Exchange Agreement, each of the January 2011 Note holders and their affiliated and related persons and entities also received a mutual full release from the Company.

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

The Preferred Stock and Exchange Notes are different in form, but in substance, they are almost identical, except for minor differences having to do with interest rate in case of default.  Both instruments are mandatorily convertible in Companies shares of common stock based on the same formula and on the same dates.  Both the Preferred Stock and the Exchange Notes should be recorded at their face value of $6,701,000 and $4,950,000, respectively. Both the Company and the five note holders agreed that the Company is indebted to them for a total sum of $11,651,000.  The preferred stock should only be considered “stock” in name but is in essence debt.  The stated value of $10/share is a mutually agreed upon value that represents the amount RPC owes to the preferred shareholders. The Preferred Stock is due to be fully converted in four months and is, in essence, very similar to short term debt.

The Preferred Stock is convertible into a variable number of shares of the Company's common stock. Therefore, in accordance with ASC 480-10-25-14, the Preferred Stock is classified as a liability.

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

Under the Exchange Agreement, we were also obligated to (i) file an amended preliminary proxy statement with the SEC by July 5, 2011, to seek shareholder approval of an increased amount of authorized shares to 750,000,000 shares of common stock, (ii) fix a date for the shareholders meeting no later than 20 days after receipt of final SEC comments relating to such proxy statement and (iii) obtain shareholder approval for the above proposal by no later than August 31, 2011. If we failed to comply with any of the foregoing, it would have constituted an event of default under the July 2011 Notes and a triggering event with respect to the Preferred Stock. The proxy was duly filed and the date of the shareholders meeting was held on August 19, 2011.

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

The July 2011 Notes contain embedded conversion feature that was recorded as derivative liability in accordance with relevant accounting guidance due to the down-round protection of the conversion price. The fair value on the grant date of the embedded conversion feature amounted to $3,430,693, as computed using the Binomial Lattice option pricing model.

The Company determined that the Preferred Stock should be recorded as a liability in the amount of the stated value of $6,701,000. The Preferred Stock also contains an embedded conversion feature that was recorded as derivative liability. The fair value on the grant date of the embedded conversion feature amounts was $4,644,257, as computed using the Binomial Lattice option pricing model.

The Warrants was recorded as derivative liability due to the down-round protection of the exercise price. The fair value of the Warrants on the grant date was $13,225,536, computed using the Binomial Lattice option pricing model. The Company recorded a debt discount of $11,651,000, which represents the fair value of the embedded conversion feature inherent in the July 2011 Notes, Preferred Stock and warrants, limited to the face amount of the July 2011 Notes and Preferred Stock. During the nine months ended September 30, 2011, the Company recorded amortization of debt discount of $3,448,988 and $4,669,023, which includes the accelerated debt discount of $973,988 and $1,318,523 for conversions for the July 2011 Notes and Preferred Stock, respectively. The remaining unamortized debt discount was $1,501,012 and $2,031,977 for the July 2011 Notes and Preferred Stock, respectively. The debt discount is amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method.

The Exchange transaction was accounted for as an extinguishment of debt and the Company recorded a gain on extinguishment of $1,001,275 in the accompanying consolidated statement of operations for the nine months ended September 30, 2011.

On July 1, 2011, in accordance with the terms of the July 2011 Notes and Preferred Stock, the Company issued in aggregate 28,829,599 shares of common stock constituting the first July 2011 Notes pre-installment and pre-automatic conversion of Preferred Stock related to 2011 Exchange transaction.

On August 1, 2011, the first automatic conversions required under the terms of the July 2011 Notes and Preferred Stock became due. To comply with the first automatic conversions, the Company was required to issue approximately 53.8 million shares of its common stock. The Company did not have sufficient authorized and unissued shares of common stock to complete the automatic conversions and the Company obtained an extension of the first installment date from the July 2011 Note holders and Preferred Stock shareholders.

The amended terms of the July 2011 Notes and Preferred Stock as follows:

•
Modified the automatic conversion price (as defined in the July 2011 Notes and Preferred Stock) to be determined with respect to the First Installment Date by redefining the Automatic Conversion Measuring Period to start on the issuance date of the July 2011 Notes and Preferred Stock and ending on the trading day immediately preceding the First Installment Date.

•
Modified the installment dates for the automatic conversions required under the terms of the July 2011 Notes and Preferred Stock as: August 22, 2011(First Installment), October 4, 2011 (Second Installment), November 4, 2011(Third Installment), and December 8, 2011 (Maturity Date).

•
Modified the pre-installment dates related to the automatic conversions required under the terms of the July 2011 Notes and Preferred Stock as: the Issuance Date, September 6, 2011, October 7, 2011, and November 9, 2011.

•	Waived any triggering events that would occur on the original Automatic and Pre-Automatic Conversion Dates as defined in the Preferred Stock Certificate of Designation.

On August 22, 2011, the Company calculated the true up shares issuable for the 1st Installment and Automatic conversion resulting in the issuance in installments, a total of 83,059,466 shares of common stock.

On September 6, 2011, the Company calculated that 322,563,682 shares of common stock which were issued for the 2nd pre-installment and pre-automatic conversions. Due to the 9.9% beneficial ownership cap limitation, the Company issued common shares at various dates during the period.

The true up shares issuable for the 2nd installment and automatic conversion was 1,398,814,459 shares of common stock and was due on October 4, 2011. The shares issuable exceeded the shares of available authorized common stock, as such, the Company was unable to satisfy its contractual obligation and as a result, in accordance with the agreement, entered in default.

As of each of the pre-installment and installment dates, the Company calculates the amount of the partial prepayment using an allocation percentage based on the number of common shares issued at the pre-installment versus the total number of common shares ultimately issued on the installment date.

Using same methodology, the Company determined that for derivative liability valuation purpose, the dates of the pre-installments and installments, along with the end of reporting period will constitute valuation events which is consistent with the contractual terms of the agreement.

Please see below the summary of share issuances and the related amounts of liabilities extinguished during the quarter ended September 30, 2011.

		No. of shares issuable for Conversion of			Liability amount extinguished
	Date	Notes	Preferred Stock	Total	Principal on Notes	Interest on Notes	Preferred Stock	Dividends on Preferred	Total
1st Pre-Installment	7/1/11	12,248,433	16,581,169	28,829,602	$318,858	$-	$431,649	$-	$750,507
1st Installment	8/22/11	35,288,332	47,771,132	83,059,464	918,643	7,013	1,243,601	9,493	2,178,750
Subtotal		47,536,765	64,352,301	111,889,066	1,237,501	7,013	1,675,250	9,493	2,929,257
2nd Pre-Installment	9/6/11	137,043,192	185,520,490	322,563,682	231,891	-	313,920	-	545,811
Total as of September 30, 2011		184,579,957	249,872,791	434,452,748	$1,469,392	$7,013	$1,989,170	$9,493	$3,475,068

Settlement Agreement Promissory Notes

On May 10, 2011, we entered into a Settlement Agreement with Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) (see Note 10), which was amended on May 23, 2011. Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we were not obligated to issue the shares until we receive court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required. Under the terms of the Settlement Agreement, upon Court Approval, we were required to issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex has previously approved for issuance to the Plaintiffs. In addition, to account for the time it would take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note (the “Promissory Notes”) for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the notes. We received Court Approval on May 24, 2011. The notes were delivered upon Court Approval; they bear 8% interest and mature four months after issuance. The note were required to be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time.

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

In addition, the promissory note contains an embedded conversion feature. As such, the conversion feature was valued on the grant date using the Binominal lattice option pricing model and $2,684,286 was recorded as an addition to the derivative liability.

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

As reported in our Current Report Form 8-K filed on July 25, 2011, on July 19, 2011 the Plaintiffs wrote a letter to the U.S. District Court - Southern District of New York alleging we failed to perform our obligations under the Original Settlement Agreement. The Company disputed this allegation.

On August 25, 2011, we entered into new settlement agreement with Plaintiffs which amended and restated the Original Settlement Agreement (the “Final Settlement Agreement”), which was approved by the Court on August 26, 2011. A complete copy of the Final Settlement Agreement and related documents are included in our 8-K filed on August 29, 2011. The Final Settlement Agreement was separately consented to by Iroquois Master Fund Ltd., Cranshire Capital, LP, Bristol Investment Fund Ltd., Kingsbrook Opportunities Master Fund LP and Freestone Advantage Partners LP (collectively, the “2011 Note holders”).

Under the terms of the Final Settlement Agreement, we issued 8% convertible promissory notes (“Notes”) in the principal amount of $4,559,842.41 to the Plaintiffs. The balance of the promissory notes after all the stock issuances was in the amount of $7,821,705 in aggregate for Alpha and Whalehaven. The Final Settlement Agreement required issuance of new notes in the aggregate of $8,056,258. The difference of $234,554 was treated as a penalty and recorded to the interest expense for the nine months ended September 30, 2011.

We are obligated to retire the Notes in monthly installments, commencing January 31, 2012, by payment in cash or (at our sole option) by delivery shares of our common stock in an amount equal to 6.25% of the initial principal amount of each Note, plus accrued interest. In the event we elect to make installment payments in common stock, we will be obligated to make monthly delivery of shares of common stock that are not subject to any restrictions on resale under Rule 144 under the Securities Act (“Non-Restricted Shares”) valued at 80% of the three lowest volume weighted average closing prices of our common stock over the 20 trading days immediately prior to each installment payment date. It is our present intention to amortize the Notes with our common stock, although we may elect to pay one or more such installments in cash.

The Notes permit the Plaintiffs to convert the Notes into our common stock, although the Final Settlement Agreement and the Notes contain “blocker” provisions designed to prevent the Plaintiffs from becoming “beneficial owners” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act “) of more than 9.99% of our common stock.

In addition, we agreed to issue Plaintiffs additional Non-Restricted Shares (the “True Up Shares”) to adjust, based on recent reductions in the closing prices of our publicly trades shares, the number of shares we previously issued to the Plaintiffs in connection with prior conversions of the notes we issued under the Original Settlement Agreement. The True Up Shares are issuable on one occasion only for each individual Plaintiff, at the Plaintiff request, any time between November 2, 2011 and January 3, 2012.

We agreed to reserve an aggregate of 175 million shares of authorized and previously unissued common stock for potential issuance to the Plaintiffs for issuance upon their conversion of the Notes. We further agreed to keep a sufficient number of shares of Common Stock for purposes of enabling issuing all of the Settlement Shares pursuant to the Final Settlement Agreement and the Notes.

On October 11, 2011, the Company’s Board of Directors consented to reserve all Common Stock shares available for issuance as of that date of approximately 103 million shares. The Company is currently negotiating terms to cure this default.

Pursuant to the Final Settlement Agreement we were released from all liability and claims from Plaintiffs arising under the Original Settlement Agreement.

During the nine months ended September 30, 2011, note holders converted $2,949,950 of principal and $0 of interest, representing 27% of the outstanding balance of the promissory notes. The Company issued 20,500,000 shares of its common stock upon conversion of the notes. The balance as of September 30, 2011 was $8,056,258 in principal and $61,801 of accrued interest.

On October 27 and October 31, 2011, Alpha and Whalehaven, respectively, exercised their right for True Up. (See Note 14 Subsequent Events).

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

On February 2, 2011, JPI closed a $900,000 financing (the “Bridge Financing”). In connection with the closing of the Bridge Financing, JPI issued 10% Convertible Debentures to six accredited investors’ in the aggregate principal amount of $900,000 (the “JPI Debentures”). On March 17, 2011, JPI conducted an additional closing of the Bridge Financing in the amount of $100,000 increasing the aggregate principal amount of the JPI Debentures to $1,000,000, which will be used to underwrite legal and accounting expenses associated with an anticipated merger transaction and reverse merger process (“proposed transaction”). As part of the agreement, the Company secured the JPI Debentures with its common stock in the event that JPI does not complete a proposed transaction or other event which results in its stock becoming publicly traded on a U.S. equity market on or before September 30, 2011(the “Going Public Deadline”). The JPI Debentures could then be exchanged for common shares of our Company at a conversion price of $0.28 per share (the “RPC Conversion Price”) unless a majority of the holders of the JPI Debentures consent in writing to an extension of the Going Public Deadline; provided, however, that the Going Public Deadline shall not be extended for more than six months in total. The RPC Conversion Price is subject to full ratchet anti-dilution protection through the Going Public Deadline.

The Company has applied the disclosure provisions of ASC 460, “Guarantees” in connection with the JPI Debentures agreement. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of September 30, 2011, JPI was unable to complete any proposed transaction. Under the terms of the JPI transaction, if JPI does not complete any of the required events by the going public deadline and the Company is required to issue shares of its common stock, pursuant thereto the maximum dollar value of the shares is to be issued is $1,000,000 and accrued interest. If by the Going Public Deadline, the Company is required to fulfill its obligation under the guarantee, the Company would satisfy the guarantee through the issuance of shares of its common stock. The Conversion Price is being subject to full ratchet anti-dilution provisions, and was computed to be $0.01 as of September 30, 2011. The Company estimated the number of shares issuable as of September 30, 2011 an aggregate of 106,547,222 shares of common stock, for conversion of the $1 million guarantee and associated interest of $65,466.

As of September 30, 2011, the guarantee became a liability, and the Company recorded $1 million as accrued expenses with $840,237 charged as loss on guarantee, as a result of $159,763 being held by JPI in an escrow account as of September 30, 2011.

On October 19, 2011, the amount of $159,763 held in the escrow account for the JPI Guarantee was released to the Company. These funds represent the remaining cash balance from the $1 million cash investment in JPI used to underwrite legal and accounting expenses associated with the proposed merger transaction and reverse merger of JPI.

The shares issuable exceeded the Companies shares of common stock available which is limited to the 750 million authorized. The Company was unable to satisfy its contractual obligation and as a result, in accordance with the agreement entered into default as of that day. The Company is currently negotiating the terms for a settlement. (See Note 14 Subsequent Events)

Embedded Conversion Features and Warrants

The 2010 Notes, the January 2011 Notes, the July 2011 Exchanged Notes, and the Promissory Notes carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. The Company uses the Binomial Lattice model to estimate the fair value of the derivative instruments at their grant dates, conversion or exercise dates, principal payment dates, penalty and triggering dates, and quarter ends.

The warrants related to the 2010 Notes, the January 2011 Notes, and the July 2011 Exchanged Notes carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the following assumptions. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature will no longer be available to the holder. As of September 30, 2011, the Company has not filed a registration statement which has resulted in the continuance of the cashless exercise feature. The Company also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date the registration statement is declared effective. For the 2010 Notes, based on the cashless exercise notices received by the Company through the date of this filing and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 90% likelihood that the investors would exercise under the cashless exercise provision and 10% likelihood that they would effect a standard exercise via cash. For January 2011 Notes and the July 2011 Exchanged Notes, considering $0 intrinsic value of the warrants as of September 30, 2011, and the fact that there was no exercise notices received, the Company considered a 0% likelihood that the investors would exercise under the cashless exercise provision.

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

The total values computed under each Binomial Model are then assigned a likelihood or probability that the investor may exercise under either scenario. The Company used 90%/10% for 2010 Notes and 0%/10% for January 2011 Notes and July 2011 Exchanged Notes for the cashless exercise /cash exercise proportion, respectively, to arrive at the estimated fair value assigned to warrant as of their grant date valuation events, and as of September 30, 2011.

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

NOTE 9 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverage, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 at December 31, 2009 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $0 and $85,000 are included in accrued salaries and wages in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, the Company paid $150,831 under this arrangement to the Company’s former CEO.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

AcuVector Group

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a statement of claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleged damages of $CDN 20 million and sought injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The Company filed a motion to dismiss all claims and the motion was granted in favor of the Company dismissing the action on September 30, 2011.

The Company also defended a companion case filed in the same court the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003; the case was also dismissed in its entirety on September 30, 2011. At this time, the Company is filing the formal judgement roll with the court.

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

On August 19, 2011, the Company entered into a Memorandum of Understanding with Alpha Capital and Whalehaven.

On August 25, 2011, a Final Settlement Agreement was reached to settle the July 19, 2011 Letter.

On August 26, 2011, the Final Settlement Agreement was recorded and approved in the Court.

Class Action

On March 11, 2011, a putative shareholder class action was filed against the Company and two of its officers alleging that they violated federal securities laws by misrepresenting the relationship between the Company and third parties involved in the Company’s clinical studies of the Onko-Sure® test kit. The trial court granted in part, and denied in part, the defendants’ motions to dismiss the complaint, and the case is now proceeding to discovery. The Company and defendant officers vehemently deny the allegations in the complaint and are vigorously defending the action. Due to the uncertain nature of litigation and the early stage of the lawsuit, we cannot calculate the potential damages – nor does the complaint seek any specific monetary amount of damages.

January 2011 Noteholders

As reported in the Company’s Form 8-K dated May 11, 2011, we were in default to each of Iroquois Master Fund Ltd., Cranshire Capital, L.P., Freestone Advantage Partners, L.P., Bristol Investment Fund, Ltd. and Kingsbrook Opportunities Master Fund LP, (collectively, the “2011 Note holders”), the holders of our convertible notes due December 1, 2011 (the “2011 Notes”) in the original principal amount of $8,437,500. As a result of such defaults, our total liabilities (including accrued interest, penalties and default redemption payments) to the 2011 Note holders aggregated $22,301,761. We entered into an exchange agreement on June 29, 2011, with each of the 2011 Note holders (the “Exchange Agreement”) in order to settle our obligations to each of the 2011 Note holders. This transaction was legally consummated and recorded for financial reporting purposes on July 1, 2011. (See Note 8).

Following a fairness hearing held on September 30, 2011, in the Supreme Court of the State of New York (the “Court”), the Court entered an order approving (i) the fairness of the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement, (ii) the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement and (iii) the issuance of the Notes, the shares of Preferred Stock and the Warrants pursuant to the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “3(a)(10) Order”). (See Note 8).

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

For the nine months ended September 30, 2011 and 2010, the Company recorded share-based compensation expense to employees and directors of $31,180 (see Note 12) and $173,758, respectively. Substantially all of such compensation expense is reflected within the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Share-based compensation expense recognized in the periods presented is based on awards that have vested or are ultimately expected to vest. Historically, options have vested upon grant, thus it was not necessary for management to estimate forfeitures.

Summary of Activity

As of September 30, 2011, all outstanding stock options are fully vested. There were no options granted during the nine months ended September 30, 2011.

The following is a status of all stock options outstanding at September 30, 2011 and 2010 and the changes during the nine months then ended:

	September 30,
	2011
	Options	Weighted Average Exercise Price
Outstanding and exercisable, January 1, 2011	7,368,001	$0.75

Granted	-	-

Expired/forfeited	(406,001)	0.87

Exercised	-	-

Outstanding and exercisable, September 30, 2011	6,962,000	$0.75

On December 3, 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the grant to employees, including executive officers, of restricted common stock, as well as cash or other share-based awards and other benefits. A maximum of 6,000,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of the Company’s common then outstanding or (y) 1,000,000. As of January 1, 2011, the aggregate number of shares available for granting awards under the 2010 Plan was increased by 1 million. As of September 30, 2011, 1,360,000 shares are available for issuance under the 2010 Plan.

NOTE 12 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issued for Services

On January 22, 2009, the Company entered into an agreement with B&D Consulting for investor relations services through July 7, 2010. The Company granted B&D Consulting 400,000 shares of the Company’s common stock in exchange for services, vesting over a period of 24 months. As of December 31, 2010, 383,333 shares were vested. During the three months ended March 31, 2011, the remaining 16,667 were vested. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the nine months ended September 30, 2011 and 2010, the Company recorded general and administrative expense of $10,167 and $65,643, respectively, related to this agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the year ended December 31, 2010, 470,667 shares were earned with the remaining 9,333 shares earned during the three months ended March 31, 2011. The Company recorded general and administrative expense of $7,466 and $291,797 during the nine months ended September 30, 2011 and 2010, respectively, related to this agreement.

On March 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. During the year ended December 31, 2010, 646,000 shares were earned with the remaining 74,000 shares earned during the three months ended March 31, 2011. The Company recorded general and administrative expense of $47,600 and $378,200 during the nine months ended September 30, 2011 and 2010, respectively, related to this agreement.

On August 1, 2010, the Company entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011. The Company granted Catawaba 200,000 shares of its common stock in exchange for services. The shares were approved by NYSE Amex on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the nine months ended September 30, 2011, $34,667 was amortized and expensed as consulting fees.

On August 1, 2010, the Company entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. The Company granted First International 200,000 shares of its common stock in exchange for services. The shares were approved by NYSE Amex on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the nine months ended September 30, 2011, $13,000 was amortized and expensed as consulting fees.

On August 1, 2010, the Company entered into an agreement for the issuance of 480,000 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received on December 3, 2010. During the nine months ended September 30, 2011, 280,000 shares valued at $153,287 were earned and recorded to general and administrative expense related to the agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 720,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex Approval was received on December 9, 2010. During the nine months ended September 30, 2011, 420,000 shares were earned and valued at $188,620 and recorded to general and administrative expense related to the agreement.

On September 10, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes (see Note 8). We agreed to increase the cash fee owed to Cantone Asset by 25% to a total owed of $180,000, and instead of paying the amount owed in cash we agreed to issue them 642,857 shares of the Company’s common stock as full payment of the amount owed, subject to NYSE Amex approval. NYSE Amex approved the shares on January 3, 2011 and the shares were issued in January 2011. The expense of $180,000 for the consulting agreement was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

On January 1, 2011, the Company entered into an agreement for the issuance of 250,000 shares of common stock to Cantone Asset Management pursuant to a consulting agreement for consulting services to be provided from January 1, 2011 through December 31, 2011. The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued. On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval. The shares due and vested under this agreement were valued on this date at $37,500. The Company recorded $28,125 to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. The shares have not been issued as of September 30, 2011 due to unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On April 27, 2011, the Company entered into an agreement for the issuance of 750,000 shares of common stock to Catawaba pursuant to a consulting agreement for consulting services to be provided from May 1, 2011 through December 31, 2011. On August 8, 2011, the agreement was amended solely for the purpose of reevaluating the services.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued. On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval. The 535,712 shares earned and vested under this agreement were valued on this date and $224,999 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. As the shares have not been issued as of September 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On May 1, 2011, the Company entered into an agreement for the issuance of 750,000 shares of common stock to First International pursuant to a consulting agreement for consulting services to be provided from May 1, 2011 through December 31, 2011. On August 8, 2011, the agreement was amended solely for the purpose of reevaluating the services.  The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued. On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval. The 525,712 shares earned and vested under this agreement were valued on this date and $224,999 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. As the shares have not been issued as of September 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On May 5, 2011, the Company issued 80,000 shares of its common stock as compensation to its two new board members. The stock was valued at $30,400 based on the market price of our common stock on the issuance date.

On June 1, 2011, the Company entered into an agreement for the issuance of 800,000 shares of common stock to Garden State pursuant to a consulting agreement for consulting services to be provided from June 1, 2011 through December 31, 2011. The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued. On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval. The 500,000 shares earned and vested under this agreement were valued on this date and $75,000 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. As the shares have not been issued as of September 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On June 1, 2011, the Company entered into a consulting agreement with JFS Investments for the issuance of 1,800,000 shares of common stock for consulting services to be provided from June 1, 2011 through May 31, 2012. On August 7, 2011, the agreement was amended solely for the purpose of reevaluating the services.   The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued. On June 23, 2011, the Company became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval. The 900,000 shares earned and vested under this agreement were valued on this date and $144,000 was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. As the shares have not been issued as of September 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

In August 2011, the Company entered into a six month consulting agreement with Brighton Capital for the issuance of 1,200,000 shares of common stock for consulting services. The shares were valued at $106,000 on the effective date of  July 15, 2011 and was recorded as prepaid consulting to be amortized ratably over the service period of six months. During the nine months ended September 30, 2011, $44,167 was amortized as consulting expense and is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. As the shares have not been issued as of September 30, 2011 due to the unavailability of authorized shares, the value of the earned shares has been recorded to accrued expenses.

On August 25, 2011, the Company issued 40,000 shares of its common stock as compensation to its new board member. The stock was valued at $780 based on the market price of our common stock on the issuance date.

Shares Issued in Connection with Conversion of Debt and Legal Settlement

During the nine months ended September 30, 2011, note holders of the 2008 Convertible Debt converted $317,500 of principal and $53,555 of accrued interest into 476,692 shares of the Company’s common stock (see Note 8).

During the nine months ended September 30, 2011, note holders of the Series 1 Senior Notes converted $2,196,875 of principal and $552,328 of accrued interest into 5,931,529 shares of the Company’s common stock (see Note 8).

During the nine months ended September 30, 2011, note holders of the Series 2 Senior Notes converted $2,219,688 of principal, $505,326 of accrued interest, premiums and legal expenses into 7,852,649 shares of the Company’s common stock (see Note 8).

During the nine months ended September 30, 2011, note holders of the 2010 Notes converted an aggregate of $18,813,373 of principal, $1,202,281 of accrued interest, premiums and legal expenses into 113,380,981 shares of the Company’s common stock (see Note 8).

During the nine months ended September 30, 2011, the note holder of the Bridge Note  converted the full amount of $140,360 of principal and $25,474 of accrued interest into 592,261 shares of the Company’s common stock (see Note 8).

During the nine months ended September 30, 2011, the note holders of the Promissory Notes converted $2,949,950 in principal into 20,500,000 shares of the Company’s common stock. In addition, as part of the legal settlement with these note holders, the Company issued to 500,000 shares of the Company’s common stock valued at $140,400 (see Note 8).

During the nine months ended September 30, 2011, the note holders of 2011 Exchange Convertible Notes converted notes and preferred stock in the aggregate of $3,458,562 principal and $16,506 of accrued interest into 434,452,748 shares of the Company’s common stock (see Note 8).

Warrants

The Company issues warrants pursuant to debt financings, consulting, and service agreements.

A summary of activity with respect to warrants outstanding follows:

	September 30,
	2011
	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, January 1, 2011	27,138,685	$0.75

Granted	116,660,595	0.29

Expired/forfeited	(21,209,750)	0.72

Exercised	(18,783,888)	0.01

Outstanding and exercisable, September 30, 2011	103,805,642	$0.27

The following table summarizes information about warrants outstanding at September 30, 2011:

Exercise Price (2)	Number of Warrant Shares (1)	Weighted Average Remaining Contractual Life (Years)
$0.009-$0.66	100,477,342	4.75
$1.13-$1.64	1,839,624	3.50
$2.69	172,357	1.96
$4.74	1,316,319	0.25
	103,805,642

(1)	Includes certain warrants which can be exercised for no consideration under the cashless exercise provisions as defined in the warrant agreements (see Note 8)

(2)
On August 1, 2011, first determination date, the exercise price for 839,552 Placement Agent warrants issued in connection with January 2011 financing was reduced to $0.05 per share.  The adjustment is effective August 15, 2011 and was made pursuant to the original contractual agreement and is calculated on the first day the securities may be resold without restriction or limitation pursuant to Rule 144. If the arithmetic average of the Weighted Average Prices for each of the ten (10) Trading Days immediately following the First Determination Date (the "First Adjustment Price") is less than the then existing Exercise Price, then on the tenth (10th) Trading Day following the First Determination Date, the Exercise Price then in effect shall be reduced (but in no event increased) to the First Adjustment Price. The warrants are accounted for as derivatives and the modification of the exercise price was captured though the binomial valuation process and recorded as a change in fair value of derivative liabilities.

On September 6, 2011, the exercise price for the 611,119 warrants outstanding  in connection with Second and Fourth of 2010 Closings was adjusted to $0.009.  The adjustment was made pursuant to the down round provisions of the original contractual agreement and was triggered by September 6, 2011 second Pre-installment for the 2011 Exchange Notes. (See Note 8). The warrants are accounted for as derivatives and the modification of the exercise price was captured though the binomial valuation process, with the effect recorded in change in fair value for the period.

On May 27, 2010, the Company granted a four-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.23 per share to be earned over a 2 year period. The warrants were valued using the Black-Scholes option pricing model under expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and a zero dividend rate. As a result of the valuation, the Company recorded $400,000 as prepaid consulting expense. During the nine months ended September 30, 2011, $150,002 was amortized and as of September 30, 2011 the remaining prepaid expense balance was $133,329.

In January 2011, three warrant holders exercised their warrants to purchase 400,000 shares of the Company’s common stock for $112,000. In relation to the warrant exercise, the Company paid $10,080 in commissions for net proceeds of $101,920.

During the nine months ended September 30, 2011, holders of warrants issued in connection with the 2010 Convertible Debt  closings exercised 18,383,888 of warrants using the cashless exercise provision. The Company issued 24,138,167 shares of its common stock in exchange for the warrants.

In January 2011, as part of the Debt Exchange agreement with the Series 1 and Series 2 Senior Notes (see Note 8), an aggregate of 3,931,200 warrants previously issued to the note holders, the placement agent warrants, and the Bridge Loan warrants were re-priced from the original exercise price ranging from $0.98 to $1.13 to an exercise price of $0.28. The Company revalued the warrants based on the Black-Scholes option pricing model for the difference in value of the warrants immediately before the modification and the fair value immediately after the modification. Accordingly, the Company recorded to interest expense an aggregate of $485,246 during the nine months ended September 30, 2011.

In January 2011, in relation to the January 2011 Notes, an aggregate of 21,933,302 warrants were issued to the note holders and placement agents (see Note 8) with an exercise price ranging from $0.67 to $0.8175. The warrants were valued using the Binomial Lattice model (see Note 2). In July 2011, these warrants were cancelled and exchange with new warrants as part of the July 2011 transaction. The warrants were valued using the Binomial Lattice model and an aggregate of $2,109,375 was reclassified from derivative liabilities to equity during the nine months ended September 30, 2011(see Note 2).

During the nine months ended September 30, 2011, principal and interest of the 2008 Convertible Debt was converted to equity (see Note 8). As a result of the 50% warrant coverage feature of the notes, the Company issued 259,180 warrants with an exercise price of $1.55 per share.

NOTE 13 — SEGMENT REPORTING

The Company has one reportable segment, Corporate, which is comprised of the In-vitro diagnostics business.

The following table presents net revenues by geographic region for the Corporate reportable segment for the nine months ended September 30, 2011 and 2010:

	2011		2010
	Amount	Percentage	Amount	Percentage
Net revenues in the U.S.	$75,206	29.2%	$49,735	42.6%

Net revenues outside of the U.S.	182,403	70.8%	67,105	57.4%

	$257,609	100.0%	$116,840	100.0%

NOTE 14 — SUBSEQUENT EVENTS

2011 Stock Option Plan

On October 3, 2011, the Company’s Board of Directors approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the grant to employees, including executive officers, consultants and directors of restricted common stock, as well as cash or other stock-based awards and other benefits. The purpose of the 2011 Plan is to enable us to attract and retain qualified persons as employees, officers and directors and others, whose services are required by us, and to motivate such persons by providing them with equity participation in the Company.

Under the 2011 Plan, an aggregate of up to 10% of the total fully diluted issued and outstanding shares of common stock may be issued and awarded, up to a maximum of not more than 500 million shares of common stock.

The 2011 Plan is administered by the Compensation Committee, which has, subject to specified limitations, the full authority to grant equity awards and establish the terms and conditions for vesting and exercise thereof. Awards of restricted stock under the 2011 Plan may qualify for the “performance-based compensation” exception under the Internal Revenue Code of 1986 (the “IRC”) Section 162(m) pursuant to their expected terms. Cash-based awards and awards of restricted stock, performance units and stock may qualify under Section 162(m) of the IRC if the terms of the award state, in terms of an objective formula or standard, the method of computing the amount of compensation payable under the award and preclude discretion to increase the amount of compensation payable under the terms of the award.

The 2011 Plan is subject to the Company’s shareholders approval, which was approved on November 4, 2011.

Alpha and Whalehaven

Under the terms of the August Final Settlement Agreement, we agreed to issue Alpha and Whalehaven additional Non-Restricted Shares (the “True Up Shares”) to adjust, based on recent reductions in the closing prices of our publicly traded shares, the number of shares we previously issued to them  in connection with prior conversions of the notes we issued under the Original Settlement Agreement.  The True Up Shares are issuable on one occasion only for each individual note holder, at the note holder`s request, any time between November 2, 2011 and January 3, 2012.

On October 27, 2011 Alpha exercised its right for True Up Shares, 711,974,689 True Up Shares as determined to be issuable. Due to restrictions for Maximum percentage of 9.99% Beneficial Ownership, Alpha requested issuance in installments at their preference, as such, on November 3, 2011, 54 million shares were issued.

On October 31, 2011 Whalehaven exercised its right for True Up Shares, 545,931,123 True Up Shares as determined to be issuable. Due to restrictions for Maximum percentage of 9.99% Beneficial Ownership, Whalehaven requested issuance in installments at their preference, as such, on November 3, 2011, 44.5 million shares were issued.

January 2011 Notes exchanged into July 2011 Notes and Preferred Stock

On October 7, 2011, the 3rd Pre-Installment of note and preferred stock conversion was due. The Company estimated 1.9 million shares are issuable. On November 4, 2011, the Company received shareholder approval to increase its authorized number of shares. On November 4, 2011, the Company has available the shares to cover the issuance under the 3rd Pre-Installment, and intends to issue the shares up to the 9.99% Beneficial Ownership, at each of the investor`s request.

November 4, 2011 Stockholder meeting

 On November 4, 2011, the Company held a Special Meeting of Stockholders at its California office for the following purposes:

1.	To amend our Certificate of Incorporation in order to increase our authorized shares of common stock from 750,000,000 to 5,000,000,000 shares;

2.	To amend our Certificate of Incorporation to authorize the board of directors to implement a reverse stock split at a 1:25 ratio at any time on or before June 30, 2012 (the “First Reverse Split”);

3.
To amend our Certificate of Incorporation to authorize the board of directors to implement a second reverse stock split at a 1:2 ratio at any time on or before June 30, 2012 (the “Second Reverse Split”);

4.
To amend our Certificate of Incorporation to authorize the board of directors to implement a third reverse stock split at a 1:2 ratio at any time on or before June 30, 2012 (the “Third Reverse Split”);

5.
To authorize the board of directors pursuant to Section 242(c) of the Delaware General Corporation Law to abandon any one or more the First Reverse Split, Second Reverse Split and the Third Reverse Split;

6.
To authorize the 2011 stock option plan whereby an aggregate of up to 10% of the total fully diluted issued and outstanding shares of common stock may be issued and awarded to employees, consultants and directors of the Company, up to a maximum of not more than 500 million shares of common stock; and

7.	To transact such other business as may properly come before the meeting and any postponement or adjournment thereof.

Holders of record of RPC common stock at the close of business on September 7, 2011, were entitled to vote at the meeting. All six proposals were approved by the shareholders on November 4, 2011.

On November 4, 2011, the Company amended its Certificate of Incorporation to increase the authorized shares of its common stock to 5,000,000,000 shares.

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no further subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto.

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

For the nine months ended September 30, 2011 and 2010, the Company generated $257,609 and $116,840 respectively, in the sales of the Company’s Onko-Sure® IVD cancer diagnostic test kits, which is an increase of approximately 120% in sales We believe, subject to receipt of adequate financing, that revenues from Onko-Sure® will significantly increase in 2011 assisting in initiatives including outreach to healthcare professionals and the negotiation of additional distribution agreements anticipated to expand the IVD cancer diagnostic test into key international markets. In addition to increasing our distribution network, we are also negotiating lab partner agreements with laboratories certified under the Clinical Laboratory Improvement Act (“CLIA”) which will purchase Onko-Sure® DR-70 for cancer testing. However, the success of our distribution strategy for these products in 2011 is dependent upon a number of factors. Accordingly, we may not be able to implement our distribution strategy at the rate we anticipate, which will have a materially adverse effect on anticipated 2011 revenues  In connection with the deconsolidation of JPI, effective September 29, 2009, we reclassified JPI as a business investment, rather than as a condensed consolidated operating subsidiary. As of December 31, 2010, we have fully impaired our investment in JPI.

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

In-Vitro Cancer Research and Development

During the nine months ended September 30, 2011, we incurred expenses of $149,604 in research and development related to the Onko-Sure®, as compared to $340,689 for the same period in 2010. These expenditures were incurred as part of our efforts to produce  Onko-Sure® components which will increase our manufacturing capacity, improve the existing Onko-Sure® and develop the next generation Onko-Sure®.

We expect expenditures for research and development to grow during 2011 due to additional staff and consultants needed to support additional research in different cancer types, support research to continually improve our Onko-Sure® test kit as well as research potential veterinary use of the test.

In addition, we will continue to research the validity of our next generation version of our current Onko-Sure® test kit. We anticipate additional costs will be incurred to fund research, to expand on the clinical utility of Onko-Sure® and development costs associated with entry into new markets.

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

In January 2011, NuVax signed four exclusive license agreements with the University of Florida Research Foundation, Inc. (“UFRF”), for the development and marketing of a cancer therapeutic product developed by the UFRF. In July 2011, the UFRF terminated the agreements due to lack of funding.

On August 29, 2011, due to lack of funding and activity, Umesh Batia resigned as CEO and Director of NuVax.

As of the date of this report, we have not generated any revenues and incurred minimal expenses for NuVax. Until we can complete funding for NuVax, we will continue to have minimal activity in NuVax.

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

If we determine that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, our management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management. Based on our analysis, we determined the long-lived assets were fully impaired and recorded an impairment charge for the remaining carrying value of our CIT intangible asset and investment in JPI as of December 31, 2010. There were no further impairments as of September 30, 2011. There can be no assurance, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our technologies and prevent future long-lived asset impairment.

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

Deferred Income Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets.

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

Results of Operations for the Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Difference
	2011	2010	$	%

Net revenues	$257,609	$116,840	$140,769	120.48%
Cost of sales	44,712	36,810	7,902	21.47%
Gross profit	212,897	80,030	132,867	166.02%

Operating expenses:
Research and development	149,604	340,689	(191,085)	56.09%
Selling, general and administrative	5,684,054	6,444,700	(760,646)	-11.80%
Total operating expenses	5,833,658	6,785,389	(951,731)	-14,03%
Loss from operations	(5,620,761)	(6,705,359)	(1,084,598)	-16.18%
Other income (expense):
Interest expense	(50,449,285)	(33,662,478)	(16,786,807)	49.87%
Other income (expense), net	(321)	29,997	(30,318)	-101.07%
Change in fair value of derivative liabilities	32,145,064	5,681,415	26,463,649	465.79%
Impairment on investment in JPI	-	(2,761,993)	2,761,993	-100.00%
Loss on legal settlement	(10,987,055)	-	(10,987,055)	100.00%
Gain (loss) on extinguishment of debt	(3,664,564)	(1,002,270)	(2,662,294)	265.63%
Loss on guarantee	(840,237)	-	(840,237)	100%
Total other income (expense), net	(33,796,398)	(31,715,329)	(2,081,069)	6.56%
Loss before provision for income taxes	(39,417,159)	(38,420,688)	(996,471)	2.59%
Provision for income taxes	-	-	-	-
Net income (loss)	$(39,417,159)	$(38,420,688)	$(996,471)	2.59%

Net Revenues

Net revenues for the nine months ended September 30, 2011 was $257,609 compared to $116,840 for the same period in 2010. This is an increase of approximately 120% and is due to increased sales activity and orders for the Onko-Sure® test kits and the recognition of $24,750 in deferred revenues. Revenues were earned from the sale of Onko-Sure ® test kits. We increased efforts to develop our distribution networks and marketing of Onko-Sure®.  With USFDA clearance of our Onko-Sure ® product for clinical use, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions. Due to our overall commercialization efforts, we expect that sales will continue to increase in 2011.

We presently have distribution agreements in place for Onko-Sure® test kits in the U.S., Canada, Puerto Rico, India, Greece, Turkey, Israel, Vietnam, Australia, New Zealand, the United Kingdom, European Union, the Middle East, Russia, Hong Kong, Lao, Cambodia, Taiwan, and for South Korea. We also have a research use only distribution agreement in China.

In our effort to make progress in the marketing and distributing our Onko-Sure ® test kit in the India market in April 2010 we executed a distribution agreement with Jaiva Guar Diagno (“JaivaGD”). Due to the inability of JaivaGD to obtain adequate financing, obtain governmental as well as private support for the launch of Onko-Sure ® in India, JaivaGD substantially reduced their purchase forecast for FY 2011. At this time, JaivaGD is unable to forecast the timing or the number, if any, of Onko-Sure ® test kits that will eventually be purchased for the India market. As of the date of this report, we have  received an order from India for 6 kits.

Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of Onko-Sure® test kits in 2011 could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products.

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure® test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. We currently have two lots remaining which are estimated to produce approximately 20,000 test kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand. Although we are investigating to produce this component in house so that we are in a position to have an unlimited supply of Onko-Sure® in the future, at this time we cannot give an estimate of time needed to complete this anti-fibrinogen-HRP replacement.”

Gross Profit

Gross profit increased approximately 166% to $212,897 for the nine months ended September 30, 2011 from $80,030 for the nine months ended September 30, 2010 due to increase in net revenues, improvement of manufacturing process and management of raw materials.

The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of expanding our research and development of the Onko-Sure® test kit. During the nine months ended September 30, 2011, we incurred $149,604 on research and development expenses related to the Onko-Sure® test kit, compared to $340,689 for the same period in 2010. This is a decrease of approximately 56%.

Subject to our ability to raise funding through financings, we expect research and development expenditures to increase during 2011 due to:

•	Additional staff and consultants needed to support a sales growth expected as a result of marketing activities;
•	Additional costs involved with consultants and the research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure®;
•	Costs necessary to conduct additional clinical studies;
•	Exploring the use of Onko-Sure® for the veterinary marketplace;
•	Research associated with antibody purification, and
•	Additional collaboration costs to cover validation of this product for other types of cancers worldwide.

Selling, General and Administrative

Selling, general and administrative expenses were $5,684,054 for the nine months ended September 30, 2011 as compared to $6,444,700 in 2010.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses. Included in selling, general and administrative expenses were non-cash expenses incurred during the nine months ended September 30, 2011 and 2010, respectively, of $1,526,099 and $2,355,289 for common stock, options and warrants issued to consultants for services and $31,180 and $173,758 for options and common stock issued to employees and directors. The decrease in selling, general and administrative expenses is primarily due to decrease in cash and non-cash expenses of investor relations of approximately $1,308,000 offset by increase of $528,000 in accounting, legal, and other professional fees.

The table below details the major components of selling, general and administrative expenses incurred:

	For the nine months ended
	September 30,
	2011	2010	Change	% Change

Investor relations (including value of warrants/common stock shares)	$1,541,695	2,849,673	$(1,307,978)	-45.90%
Salary and wages (including value of options)	1,252,225	1,306,297	(54,072)	-4.14%
Accounting and other professional fees	1,875,342	1,346,966	528,376	39.23%
Stock Exchange Fees	102,500	103,318	(818)	-0.79%
Directors fees (including value of options)	144,680	122,968	21,712	17.66%
Rent and office expenses	153,289	138,241	15,048	10.89%
Employee benefits	99,589	96,411	3,178	3.30%
Travel and entertainment	198,581	159,091	39,490	24.82%
Insurance	60,840	42,592	18,248	42.84%
Taxes and licenses	58,306	72,494	(14,188)	-19.57%
Other	197,007	206,649	(9,642)	-4.67%
Total	$5,684,054	$6,444,700	$(760,646)	-11.80%

Other Income (Expense)

The increase of $2,081,069 in total other expenses, net is primarily due to increase of $26,463,649 in gain due to decrease in fair value of derivatives liabilities, offset by $2,662,294 increase in loss on extinguishment of debt, the $10,987,055 increase in loss on legal settlement expense and the $16,786,807 increase in interest expense from the prior year for the nine months ended September 30, 2011.

Interest Expense

Interest expense for the nine months ended September 30, 2011 and 2010 was $50,449,285 and $33,662,478, respectively.

Interest expense increased due to the issuance of convertible debt instruments with warrants treated as derivative liabilities, penalties related to trigger events and defaults on convertible debt, and the amortization of the related debt discounts and debt issuance costs during the nine months ended September 30, 2011.

Interest expense is primarily comprised of (i) $8,179,688 in excess fair value of the debt discount, recorded at origination, for the January 2011 Financing and July Exchanged Notes for the derivatives associated with the conversion feature and warrants, (ii) $4,731,862  in accrued interest and penalties added to derivatives, (iii) $20,208,179 of amortization of debt discounts and debt issuance costs on convertible debt balances, (iv) $485,246 in incremental costs of re-pricing warrants in connection with the exchange of the Senior Notes into convertible debt, and (v) $15,551,761 in registration and default penalties and late fees added to the principal for the January 2011 Financing.

The following table describes the components of our interest expense by our debt issuances for the nine months ended September 30, 2011.

		Fair Value of Derivatives in Excess of Debt Discounts	Penalties Added To Principal	Interest and Penalties Added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Other	Total
		[1], [6]	[5]	[6]	[7]	[7]
Convertible Debt:
1st Closing		$-	$-	$1,090	$-	$-	$-	$1,090
2nd Closing			32,934	45,693	112,613	1,466,391	-	1,657,631
3rd Closing		-	219,446	100,489	42,006	749,429	-	1,111,370
4th Closing		-	-	4,214	16,207	199,830	-	220,251
January and July 2011 Notes		8,179,688	-	1,826,674	1,066,194	16,555,509	-	27,628,065
Promissory Notes		-	234,553	2,753,702	-	-	-	2,988,255
Incremental cost of re-pricing of warrants	[2]	-	-	-	-	-	485,246	485,246
Registration, default, and late payment penalties	[3]	-	15,551,761	-	-	-	-	15,551,761
Registration penalties paid in cash	[3]	-	-	-	-	-	126,563	126,563
Interest on debt	[4]	-	-	-	-	-	679,053	679,053
Total interest expense		$8,179,688	$16,038,694	$4,731,862	$1,237,020	$18,971,159	$1,290,862	$50,449,285

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

[4] This amount represents the interest portion of the debt based on the respective interest rates as noted, during the nine months ended September 30, 2011 (see Note 8 of the accompanying condensed consolidated financial statements).

[5] This represents penalties added to certain note holders in regards to their forbearance agreement and defaults (see Note 8 of the accompanying condensed consolidated financial statements).

[6] This represents the fair value of the derivative liability associated with the interest and penalties added to certain convertible  notes (see Note 8 of the accompanying condensed consolidated financial statements).

[7] Total amortization of debt discount and debt issuance costs for the nine months ended September 30, 2011 was $20,208,179.

Results of Operations for the Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,		Difference
	2011	2010	$	%

Net revenues	$102,238	$34,446	$67,792	196.81%
Cost of sales	15,559	6,697	$8,862	132.33%
Gross profit	86,679	27,749	58,930	212.37%

Operating expenses:
Research and development	10,541	45,874	$(35,333)	-77.02%
Selling, general and administrative	1,877,851	2,320,540	$(442,689)	-19.08%
Total operating expenses	1,888,392	2,366,414	(478,022)	-20.20%
Loss from operations	(1,801,713)	(2,338,665)	(536,952)	-22.96%
Other income (expense):
Interest expense	(8,724,581)	(11,560,549)	2,835,968	-24.53%
Other income (expense), net	(2)	31,874	(31,872)	-99.99%
Change in fair value of derivative liabilities	12,312,333	2,922,826	9,389,507	321.25%
Gain (loss) on extinguishment of debt	1,001,275	(1,002,270)	2,003,545	-199.90%
Loss on guarantee	(840,237)	-	(840,237)	-100.00%
Total other income (expense), net	3,748,788	(9,608,119)	13,356,907	-139.02%
Loss before provision for income taxes	1,947,075	(11,946,784)	13,893,859	-116.30%
Provision for income taxes	-	-	-	-
Net income (loss)	$1,947,075	$(11,946,784)	13,893,859	-116.30%

Net Revenues

Net revenues for the three months ended September 30, 2011 was $102,238 compared to $34,446 for the same period in 2010. This increase of approximately 197% is due to increased sales activity and orders for the Onko-Sure® test kits. We have increased efforts to develop our distribution networks and increased our sales force in our endeavor to increase commercialization of our product. With USFDA clearance of our Onko-Sure ® product for clinical use, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions as well as selling directly to CLIA laboratories. Due to our overall commercialization efforts, we expect sales will continue to increase in 2012.

Gross Profit

Gross profit increased approximately 212% to $86,679 for the three months ended September 30, 2011 from $27,749 for the three months ended September 30, 2010 due to increased net revenues, improvement of manufacturing process and management of raw materials.

The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of expanding our research and development of the Onko-Sure® test kit. During the three months ended September 30, 2011, we incurred $10,541 on research and development expenses related to the Onko-Sure® test kit, compared to $45,874 for the same period in 2010. This is a decrease of approximately 77%.

Subject to our abilities to raise fundings through financings, we expect research and development expenditures to increase during 2011 due to:

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

Selling, General and Administrative

Selling, general and administrative expenses were $1,877,851 for the three months ended September 30, 2011 as compared to $2,320,540 in 2010.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director fees, regulatory compliance, professional fees related to patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.

 Included in selling, general and administrative expenses were non-cash expenses incurred during the three months ended September 30, 2011 and 2010, respectively, of $654,152 for investor relations and $1,018,662 for common stock, options and warrants issued to consultants for services and approximately $33,800 and $11,000 for options and common stock issued to employees and directors. The decrease in selling, general and administrative expenses is primarily due to (i) decrease in cash and non-cash expenses of investor relations of approximately $365,000, (ii) Decrease in accounting, legal, and other professional fees of approximately $149,000, (iii) increase in directors fees of approximately $23,000, (iv) decrease in travel and entertainment of approximately $52,000, and (v) increase in stock exchange fees of approximately $59,000.

The decrease the selling, general and administrative expenses is due to management’s continued efforts to manage selling, general and administrative expenses.

The table below details the major components of selling, general and administrative expenses incurred:

	For the three months ended
	September 30,
	2011	2010	Change	% Change

Investor relations (including value of warrants/common stock shares)	$654,152	1,018,662	$(364,510)	-35.78%
Salary and wages (including value of options)	436,681	449,302	(12,621)	-2.81%
Accounting and other professional fees	432,198	581,496	(149,298)	-25.67%
Stock Exchange Fees	20,000	(39,182)	59,182	-151.04%
Directors fees (including value of options)	33,780	11,000	22,780	207.09%
Rent and office expenses	55,908	47,518	8,390	17.66%
Employee benefits	31,116	30,193	923	3.06%
Travel and entertainment	36,699	88,958	(52,259)	-58.75%
Insurance	20,089	1,703	18,386	1079.61%
Taxes and licenses	31,610	31,778	(168)	-0.53%
Other	125,618	99,112	26,506	26.74%
Total	$1,877,851	$2,320,540	$(442,689)	-19.08%

Other Income (Expense)

The decrease of $13,356,907 in total other income (expense), net is primarily due to decrease in interest expense of $2,835,968, $2,003,545 decrease in loss on extinguishment of debt and an increase in change  in fair value of derivative liabilities of $9,389,507 from the prior year for the three months ended September 30, 2011.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $8,724,581 as compared to $11,560,549, in 2010.

Interest expense decreased in the three months ended September 30, 2011 compared with the three months ended September 30, 2011 is due to lower amortization of the related debt discounts and debt issuance costs   already amortized in previous quarters.  Interest expense is comprised of (i) $158,083 in penalties added to the 2010 Notes in relation to the forbearance agreement, (ii) $234,553 in penalties added to the Promissory Notes for final settlement agreement, (iii) $109,750 in accrued interest and penalties added to derivatives, and $8,118,008 of amortization of debt discounts related to January 2011 Notes and July 2011 exchange of convertible debt.

The following table describes the components of our interest expense by our debt issuances for the three months ended September 30, 2011.

	Fair Value of Derivatives in Excess of Debt Discounts	Penalties Added To Principal	Interest and Penalties Added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Other	Total
		(1)	(2)		(3)	(4)
Convertible Debt:
3rd Closing	$-	$158,083	$46,707	$-	$-	$-	$204,790
January and July 2011 Notes	-	-	5,974	-	8,118,008	-	8,123,982
Promissory Notes	-	234,553	57,069	-	-	-	291,622
Interest on debt	-	-		-	-	104,187	104,187
Total interest expense	$-	$392,636	$109,750	$-	$8,118,008	$104,187	$8,724,581

(1)	This represents penalties added to certain note holders in regard to their forebearance and settlement agreements (see Note 8of the accompanying condensed consolidated financial statements).

(2)
This represents the fair trade value of the derivative liability associated with the interest and penalties added to the notes (see Note 8of the accompanying condensed consolidated financial statements).

(3)	This amount represents total amortization of debt discount for the three months ended September 30, 2011.

(4)
This amount represents the interest portion of the notes based on the respective interest rates as noted, during the three months ended September September 30, 2011 (see Note 8of the accompanying condensed consolidated financial statements).

Liquidity and Capital Resources

For the nine months ended September 30, 2011, the Company’s cash increased by $276,264 to $329,645, compared to a net increase in cash of $904,368 to $916,513 for the same period in 2010. This was mainly due to the financing completed in the respective periods.

Historically, our operations have not been a source of liquidity. At September 30, 2011, we had a significant amount of relatively short term indebtedness, and we may be unable to satisfy our obligations to pay interest and principal thereon. As of September 30, 2011, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accrued interest of approximately $532,000;

(ii)
Approximately $46,000 in unsecured convertible notes (2008 Convertible Notes) originally bearing default interest at 10% per annum increased to 18% per annum due to failure to pay the notes by September 29, 2010;

(iii)	Approximately $25,000 in senior unsecured convertible notes (Series 2 Senior Notes) bearing interest at 18% interest;

(iv)	Approximately $3,481,000 in convertible notes (July 2011 Notes), due in December 2011 bearing interest at 4%;

(v)	Approximately $4,712,000 in Series A convertible preferred stock (July 2011 Preferred Liability), due in December 2011, bearing dividend at 4%;

(vi)	Approximately $8,056,000 in unsecured convertible promissory notes (Promissory Notes), due April 15, 2013, bearing an interest rate of 8% per annum, and;

There can be no assurance that the convertible indebtedness will be converted into equity, which is at the debt holder’s discretion and limited by the authorized number of  common shares. Absent full conversion of these debts or the receipt of a new financing or series of financings, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or our operating obligations which we may incur in the future.

Operating activities

We used approximately $4.8 million and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively in our operating activities. The major components are comprised of a net loss of approximately $39.4 million and $38.4 million for the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, operating activities includes the following non-cash activities such as:

(i)	approximately $20,200,000 for the amortization of debt issuance costs and debt discounts,
(ii)	approximately $1,526,000 representing the fair market value of common stock, warrants and options expensed for services,
(iii)	approximately $485,000 representing the incremental value of re-pricing shares and warrants issued to former note holders,
(iv)	approximately $3,665,000 representing loss on extinguishment of debt,
(v)	approximately $16,165,000 representing additional principal added for penalties
(vi)	approximately $10,987,000 representing legal settlement expenses, and
(vii)	approximately $12,912,000 representing interest expense related to fair value of derivative instruments granted.

The effect of the net loss was further offset by an aggregate gain from change in fair value of derivative liabilities of approximately $32,145,000.

Investing activities

We used net cash of $30,459 in investing activities for the purchase of equipment for the nine months ended September 30, 2011 compared with $124,482 for the same period in 2010 for the purchase of equipment and the advance for a note receivable.

Financing activities

Net cash provided by financing activities was $5,107,858 for the nine months ended September 30, 2011, primarily consisting of the net proceeds of $6,820,000 from the issuance of convertible debt, net proceeds of $101,920 from the exercise of warrants into common stock and, reduced by payments on the January 2011 Notes of $1,814,062. Net cash provided by financing activities was $7,126,488 for the nine months ended September 30, 2010, primarily consisting of the net proceeds of $6,308,000 from the issuance of convertible debt and net proceeds of $818,488 from the exercise of warrants.

As of September 30, 2011, we had approximately $330,000 of cash on hand.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (“ASU 11-4”). ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 11-4 is effective for fiscal year 2012. We are currently evaluating the impact that ASU 11-4 will have on our consolidated financial statements.

Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $39,417,159 and $38,420,688 for the nine months ended September 30, 2011 and 2010, respectively, and had an accumulated deficit of $177,567,565 at September 30, 2011. In addition, we used cash in operating activities of continuing operations of $4,801,135 and had a working capital deficit of approximately $26.1 million, based on the face amount of the current portion of debt. These factors raise substantial doubt about our ability to continue as a going concern.

The Company’s monthly cash requirement of $330,000 per month based on the three month history and $450,000 per month on a annualized basis for operating expenses does not include any extraordinary items or expenditures, including cash payments for debt penalties or recurring principal and interest payments, payments for clinical trials for our Onko-Sure® test kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees related to outstanding legal proceedings. Based on our current cash position, without additional financing we may not be able to pay our obligations past November 30, 2011.

We raised net proceeds of approximately $6.8 million in connection with convertible note and warrant purchase agreements during the nine months ended September 30, 2011.

Management’s plans include seeking financing, conversion of certain existing notes payable and related warrant obligations to preferred and common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our Onko-Sure® kits, (ii) the absence of any significant commitments or firm orders from our distributors, (iii) existing defaults and potential defaults in existing indebtedness, and (iv) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the Onko-Sure ® test kit and the lack of distributors meeting their quarterly minimum purchase requirements make it impossible to identify any trends in our business prospects

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. We may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were not effective during the period and as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of December 31, 2010 and September 30, 2011, our internal control over financial reporting was not effective at the reasonable assurance level:

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

Remediation of Material Weakness

As of December 31, 2010 and September 30, 2011, there were control deficiencies which constitute material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we:

1.
have added staff members and outside consultants with appropriate levels of experience and accounting expertise to the finance department to ensure that there is sufficient depth and experience to implement and monitor the appropriate level of control procedures;

2.	have issued policies and procedures regarding the delegation of authority;
3.	implemented a 20-step process for the issuance of press releases which includes several layers of review and approvals; and
4.
strengthened our internal policies and enhanced our processes for ensuring consistent treatment of complex derivative valuations and the validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience, and training.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010 and September 30, 2011. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness have been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.

Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the nine months ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Our Audit Committee, Board of Directors, and management have assigned the highest priority to their correction. Throughout the remainder of 2011 and in 2012, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

AcuVector Group

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a statement of claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleged damages of $CDN 20 million and sought injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The Company filed a motion to dismiss all claims and the motion was granted in favor of the Company dismissing the action on September 30, 2011.

The Company also defended a companion case filed in the same court the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003; the case was also dismissed in its entirety on September 30, 2011. At this time, the Company is filing the formal judgement roll with the court.

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

On August 19, 2011, the Company entered into a Memorandum of Understanding with Alpha Capital and Whalehaven.

On August 25, 2011, a Final Settlement Agreement was reached to settle the July 19, 2011 Letter.

On August 26, 2011 the Final Settlement Agreement was recorded and approved in the Court.

Class Action

On March 11, 2011, a putative shareholder class action was filed against the Company and two of its officers alleging that they violated federal securities laws by misrepresenting the relationship between the Company and third parties involved in the Company’s clinical studies of the Onko-Sure® test kit. The trial court granted in part, and denied in part, the defendants’ motions to dismiss the complaint, and the case is now proceeding to discovery. The Company and defendant officers vehemently deny the allegations in the complaint and are vigorously defending the action. Due to the uncertain nature of litigation and the early stage of the lawsuit, we cannot calculate the potential damages – nor does the complaint seek any specific monetary amount of damages.

January 2011 Noteholders

As reported in the Company’s Form 8-K dated May 11, 2011, we were in default to each of Iroquois Master Fund Ltd., Cranshire Capital, L.P., Freestone Advantage Partners, L.P., Bristol Investment Fund, Ltd. and Kingsbrook Opportunities Master Fund LP, (collectively, the “2011 Note holders”), the holders of our convertible notes due December 1, 2011 (the “2011 Notes”) in the original principal amount of $8,437,500. As a result of such defaults, our total liabilities (including accrued interest, penalties and default redemption payments) to the 2011 Note holders aggregated $22,301,761. We entered into an exchange agreement on June 29, 2011, with each of the 2011 Note holders (the “Exchange Agreement”) in order to settle our obligations to each of the 2011 Note holders. This transaction was legally consummated and recorded for financial reporting purposes on July 1, 2011. (See Note 8).

Following a fairness hearing held on September 30, 2011, in the Supreme Court of the State of New York (the “Court”), the Court entered an order approving (i) the fairness of the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement, (ii) the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement and (iii) the issuance of the Notes, the shares of Preferred Stock and the Warrants pursuant to the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “3(a)(10) Order”). (See Note 8).

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

ITEM 3. Defaults upon Senior Securities

(a)
We previously disclosed information relating to defaults on our July 2011 Exchange Notes and our Alpha and Whalehaven Promissory Notes in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on August 29, 2011 and therefore we are not required to provide such information herein.

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
RADIENT PHARMACEUTICALS CORPORATION
(Registrant)

Date: November 14, 2011	By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Akio Ariura
Akio Ariura,
Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)