Form 10-K
period 2011-12-31
RADIENT PHARMACEUTICALS Corp
filed 2012-06-29
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

Commission File Number 1-16695

Radient Pharmaceuticals Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0413161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2492 Walnut Avenue, Suite 100 Tustin, California 92780-7039 (Address of principal executive offices)	(714) 505-4460 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTCQB

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2011 based on the closing price on that date of $4.88 on the OTC Market was approximately $21.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 1,347,936,151 shares of the Registrant’s common stock outstanding as of June 15, 2012.

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

PART I

Item 1. Business

Recently, we have been experiencing severe working capital shortages. Additionally, substantially all of the holders of approximately $14.0 million of our notes and redeemable preferred shares had previously declared defaults and demanded repayment of these obligations, which we were unable to pay.

On May 15, 2012, we completed an agreement with the 2011 Noteholders, severally and not jointly, for the exercise of an aggregate of $150,000 worth of our Series A Common Stock Purchase Warrants at an exercise price of $0.02619 per share (the “May Agreement”). The proceeds received from such Warrant exercise, shall be used solely and exclusively to enable us to keep our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, which the Securities and Exchange Commission declared effective on February 14, 2012, current and maintain compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

As a condition to the exercise of the Warrants, we agreed that following the date of the May Agreement and through and including 5:00 p.m. (EDT) on August 31, 2012, we will not file in any U.S. Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code or seek to liquidate under Chapter 7 of such Code. Additionally, each of the 2011 Noteholders, severally and not jointly, agreed to forebear from exercising any of their rights and remedies, whether at law or in equity, against us and our current and former directors and officers for a period that shall not exceed the earlier to occur of (i) August 31, 2012, or (ii) a breach by us of any of our other covenants and agreements contained in the prior agreements with the 2011 Noteholders or in the current Agreement, including, without limitation, our commitment to file with the SEC our 2011 Form 10-K by June 30, 2012 and our March 31, 2012 Form 10-Q by July 15, 2012. The 2011 Noteholders further agreed that in the absence of a further breach of the terms of the May Agreement or any of the other agreements between us and the 2011 Noteholders, that each of the previously issued default notices shall be deemed to be withdrawn ab initio.

Accordingly, we are filing this Report by such deadline and are vigorously working towards filing the 10-Q for the quarter ended March 31, 2012 timely as well. If we breach this, or any other covenant, or breach any terms of our agreements with the 2011 Noteholders, we risk them re-establishing their previous claims and defaults, which may cause us to cease operations, declare bankruptcy or take other actions that would be terminate our business.

As of the date of this Report, we have not entered into any formal arrangements, but continue to look for business transactions that will help us achieve revenue and maintain our operations. However, without completing such a transaction or receiving any additional financing, we cannot guarantee that we will be able to maintain operations.

As a result of our working capital deficiencies, we have recently laid off a substantial portion of our work force and are currently operating on a minimal basis with only two employees and three former employee consultants. The current focus of our operations is to ensure that our existing Onko-Sure® customers and any future customers are able to place orders and receive kits on a timely basis. We have an Onko-Sure® production continuity arrangement in place with one vendor. At the current time, the Company believes that it does not require any additional staff to perform this limited manufacturing, quality control and selling process.

The Company appointed a committee of three independent directors to assess available options open to the Company to enable us to continue operations. Due to the shortage of working capital, we were unable to pay premiums associated with our Directors and Officers insurance. As a consequence, on June 25, 2012, we were informed by two members of our Board of Directors of their resignation. As a result, we have only one independent Director serving on our Board at this time. Although our remaining sales team continues to work towards completing pending and future sales of our Onko-Sure ® test kit, if these sales are not completed and we do not otherwise raise additional funds in the immediate future, it is likely that we will be forced to cease all operations and might seek protection from our creditors under the United States bankruptcy laws.

We manufacture our proprietary Onko-Sure® cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are an FDA approved Good Manufacturing Practices manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

We are engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure ® test kit, which is a proprietary in-vitro diagnostic (or IVD) cancer test. We market our Onko-Sure® test kits in the United States, Canada, Chile, Europe, India, Korea, Japan, Taiwan, Vietnam and other markets throughout the world. Our product is sold either directly to Clinical Laboratory Improvement Amendments (“CLIA”) certified reference laboratories or to third party distributors, who then resell to CLIA certified reference laboratories in the United States as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market.

Our Onko-Sure® IVD test enables physicians and their patients to detect and/or monitor the treatment/recurrence of solid tumors by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). Onko-Sure® is a simple, non-invasive blood test designed to be used for the detection and/or monitoring of 19 different types of cancer including: lung, breast, tongue, stomach, liver, colon, rectal, bladder, brain, hematological, prostate, ovarian, esophageal, cervical, uterine, liver, trophoblastic, thyroid, malignant lymphoma, and pancreatic cancers. We believe that Onko-Sure® can be a valuable diagnostic tool in the worldwide battle against cancer. Because the Onko-Sure® test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the Onko-Sure® test kit results with other clinically relevant diagnostic modalities. While the Onko-Sure®, like other blood biomarker tests, could be helpful in cancer detection, the attending physician is required to use other testing methods to confirm the type of cancer.

Onko-Sure® is sold as a blood test for cancer in Europe (CE Mark certified), India, Japan, Taiwan, Korea, Vietnam, and in Chile (research use). In the United States, it is cleared by the Food and Drug Administration (FDA) for the monitoring of colorectal cancer treatment and recurrence, and is approved in Canada (by Health Canada) for lung cancer detection and treatment/recurrence monitoring. We believe that Onko-Sure® has the potential to be used as a general cancer screening test. We are involved with research conducted with CLIA laboratories to expand on the clinical utility of Onko-Sure®.

We manufacture and distribute our cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“FDA”), “good manufacturing practices” compliant facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

On September 25, 2009, we changed our corporate name from “AMDL, Inc.” to Radient Pharmaceuticals Corporation.

On November 4, 2011, the Company filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation to increase its authorized common stock shares to 5 billion and preferred stock shares to 25 million. In addition, the Company affected a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1:25 (the “Reverse Split”).  The Reverse Split provides that each twenty-five (25) outstanding shares of the Corporation’s common stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of common stock. The Reverse Split was declared effective on February 10, 2012 by FINRA and has been retroactively reflected in the Company’s December 31, 2011 Annual Report on Form 10-K.

IVD DIAGNOSTICS DIVISION

IVD Industry and Market

During fiscal 2011 and 2010, we had three and four customers which represented approximately 64% and 94% of our net revenues, respectively. For the year ended December 31, 2011 and 2010, two customers were based in the U.S. and represented approximately 42% and 59% of our net revenues and one and three customers were based outside the US and represented approximately 22% and 35% of our net revenues, respectively.

Below is a table showing our major customers and percentage of sales for each:

		% of Net Revenues
Customer	Location	2011	2010
A	US	19%	35%
B	US	23%	24%
Total US		42%	59%

C	Vietnam	* %	20%
D	Taiwan	* %	15%
E	Korea	22%	* %

Total Foreign		22%	35%

*	less than 10% of net revenues

On July 3, 2008 we received a determination letter from the USFDA approving our application to market Onko-Sure® test kit as an immunology and microbiology device to monitor colorectal cancer under the category “Tumor Associated Antigens Immunological Test System” as a Class II IVD device. The receipt of United States Food and Drug Administration (“USFDA”) clearance for marketing our proprietary Onko-Sure® cancer test kit in July 2008 has given us significant visibility in the in-vitro diagnostics (“IVD”) industry. The growth of the IVD marketplace has been driven by an increase in the incidence of cancer, other chronic and infectious diseases, emerging technologies and increasing patient awareness. Cancer testing is one of the most important growth opportunities for the next three to five years in the diagnostics segment. The National Cancer Institute estimates that about ten million Americans have or have had some form of cancer. Overall costs of the disease are $126 billion annually. (Cancer Diagnostic Testing World Markets, July 2011, www.reportlinker.com/p089470-summary/Cancer-Diagnostic-Testing-World-Markets.html).

Onko-Sure®

In clinical trials, the Onko-Sure® test kit has demonstrated its ability to detect the presence of certain cancers in humans with a high sensitivity between 50% - 100% and specificity between 57% - 100%. Onko-Sure® is a simple, non-invasive blood test used for the detection and/or monitoring of the presence of certain cancers, including: colon, rectal, lung, stomach, tongue, ovarian, uterine, liver, pancreatic, bladder, brain, esophageal, hematological, breast, prostate, cervical, thyroid, lymphoma and trophoblast cancers. A positive Onko-Sure® value is followed with other diagnostic tests to determine the specific type of cancer. Onko-Sure® can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide.

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

Our Onko-Sure® test kits are currently sold in the form of a 96 well test plate, which, after standards are applied, 41 individual tests can be run in duplicate. These tests are typically run in a reference laboratory with test results determined by using a micro-titer reading analyzer. Results are sent to the attending physician who then relays those results to the patient. Typically, a patient can receive results within 3-5 days from the blood draw date.

Onko-Sure® Test Kit Sales and Distribution Strategy

On July 8, 2009, we changed the brand name of our in-vitro diagnostic cancer test from DR-70™to our trademarked brand name “Onko-Sure®,” which we believe is more consumer friendly and communicates it as a high quality, innovative consumer cancer test. We also installed a new tag line — “The Power of Knowing” — which communicates to cancer patients and their physicians that the test is effective in assessing whether a patient’s cancer is progressing during treatment or is in remission.

We market our Onko-Sure® cancer test kits through third party distributors, who then resell directly to CLIA certified reference laboratories in the United States, as well as to clinical reference labs, hospital laboratories and physician operated laboratories in international markets. We are seeking to engage additional distributors who will sell to reference and clinical laboratories in the U.S., and other countries to make the Onko-Sure® test kit available to physicians and patients. Our objectives regarding the development, marketing and distribution of our Onko-Sure® test kit are to:

•	obtain international approvals;

•	develop new distribution channels in new market;

•	distribute greater quantities of kits in approved markets;

•	fully utilize our GMP manufacturing facilities in the U.S. to foster worldwide sales;

•	automate the Onko-Sure® test kit; and

•	eventually create a “rapid test” format of Onko-Sure® test kit to extend sales into rural areas and Physician Owned Labs (“POL”) .

As of December 31, 2011, we had entered into the following distribution agreements:

1.	An exclusive five-year distribution agreement with Grifols USA, LLC (“Grifols”). This distribution agreement allows Grifols USA, LLC to market and sell Onko-Sure® for the monitoring of colorectal cancer to hospitals, clinical laboratories, clinics and other health care organizations in the U.S. and Puerto Rico.

2.	Four distinct exclusive five-year distribution agreements, one three-year distribution agreement, and one two-year distribution agreement, with GenWay Biotech, Inc. (“GenWay”). These six distribution agreements allows Genway to market and sell Onko-Sure® for uses other than colorectal cancer to CLIA-certified laboratories in the U.S. as a lung cancer screen to laboratories in Canada, and the marketing and sales of Onko-Sure® in the United Kingdom, European Union, the Middle East, Russia and Greece.

3.	An exclusive five-year distribution agreement with Pharmaline Saglik Hzmetleri Tic (“Pharmaline”). This distribution agreement allows Phamaline to market and sell Onko-Sure® in Turkey.

4.	An exclusive five-year distribution agreement with Jaiva Guar Diagno (“Jaiva GD”). This distribution agreement allows Jaiva GD to market and sell Onko-Sure® in India.

5.	An exclusive five-year distribution agreement with AMDL Australia PTY Ltd. (“AMDL Australia”). This distribution agreement allows AMDL Australia to market and sell Onko-Sure® in Australia and New Zealand.

6.	An exclusive five-year distribution agreement with Phu Gia Trading Co. Ltd. (“Phu Gia”). This distribution agreement allows Phu Gia to market and sell Onko-Sure® in Vietnam, Laos, and Cambodia.

7.	An exclusive five-year distribution agreement with Bio-Asia Diagnostics Co. Ltd. (“Bio-Asia”). This distribution agreement allows Bio-Asia to market and sell Onko-Sure® exclusively in Hong Kong and non-exclusively for research use only in China.

8.	An exclusive five-year distribution agreement with Uni-Pharma Taiwan (“Uni-Pharma”). This distribution agreement allows Uni-Pharma to market and sell Onko-Sure® in Taiwan, Singapore, and Hong Kong/Macau.

9.	An exclusive five-year distribution agreement with TS Pharm Inc. (“TS Pharm”). This distribution agreement allows TS Pharm to market and sell Onko-Sure® in Caribbean Region.

10.	A non-exclusive five-year distribution agreement with Omnimed Inc. (“Omnimed”). This distribution agreement allows Omnimed to market and sell Onko-Sure® in South Korea.

11.	A non-exclusive five-year distribution agreement with Naroo Ditech Inc. (“Naroo”). This distribution agreement allows Naroo to market and sell Onko-Sure® in Korea.

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

During the year ended December 31, 2011, our exclusive distributors did not meet the minimum purchase requirements.

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

We were screening six commercially available conjugated antibodies to substitute into the current Onko-Sure® test kit and one we produced and conjugated ourselves. The anti-FDP antibody we produced ourselves has performed well in pilot studies and will likely be used in our next generation Onko-Sure® test kit. If the antibody substitution significantly improves Onko-Sure® test kit performance, we will be required to change the reported sensitivity and specificity of the Onko-Sure® test kit. Because of these changes and modifications, we will likely have to submit a new 510(k) premarket notification application, but can continue to sell the existing kit until our current antibody supply is exhausted. If the new antibody does not significantly affect the clinical performance of the test, we can likely substitute it into the currently approved kit without filing a new 510k.

In March 2011, the Company hired a post-Doctoral Fellow and M.D. who formerly worked at the City of Hope Hospital to work on a project to purify the raw antibody serum the Company had stored in order for it to be usable in its test kits.The Company has been able to optimize the antibody purification technique to make an additional 12,000 test kits. When the raw antibody serum the Company has on-hand is purified it will make approximately 94,000 test kits. In addition, our test kits require anti-fibrinogen HRP of which we have a limited quantity. Due to the lack of funds, we suspended the project of investigating alternatives or outsourcing of the anti-fibrinogen HRP to be used in our test kits. Currently, we have two lots remaining which are estimated to produce approximately 21,000 kits. In order to utilize in kits, we will need to purify and quality control the lots. We currently have enough purified and quality checked anti-fibrinogen-HRP to manufacture 200 kits. When funds are available, we will begin the quality control and purification process which will enable us to increase our raw material inventory. Based on our current and anticipated orders, this supply is not adequate to fill all such orders.

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

Onko-Sure® Test Kit Research and Development

During the years ended December 31, 2011 and 2010, we incurred expenses of $115,476 and $673,918, respectively, in research and development costs related to the clinical testing and study of our Onko-Sure® test kit.

Reimbursability of Our IVD Products

We recognize health care cost reimbursement under private and government medical insurance programs is critical to gaining market share in any of the markets where we intend to sell our IVD products. Due to the lack of funds, we suspended our program for reimbursement until additional funds are received.

CANCER THERAPEUTICS

Combination Immunogene Therapy

In 2001, we acquired the CIT technology, which forms the basis for a proprietary cancer vaccine. Our CIT technology is a U.S. patented technology (patent issued May 25, 2004). The Cancer Therapeutics division is engaged in commercializing the CIT technology. To date, we have not generated any revenues and incurred expenses mostly related to patent protection and license fees, for this technology. As of December 31, 2010, we fully impaired the value of our intangible asset related to this technology.

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

After being filed, the court approved an order to dismiss the case. However, opposing counsel, who approved the form of order, filed an appeal on December 23, 2011 (see Item 3. Legal Proceedings).

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

In December 2010, we formed NuVax Therapeutics, Inc. (“NuVax”) with Javia’s CEO Dr. Umesh Bhatia by creating a platform to expand the planned collaboration to include significantly expanded clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. All rights to our CIT technology will be transferred to NuVax, currently our 100% wholly-owned subsidiary. All further development and commercialization of CIT and other to-be licensed novel cancer fighting technologies will be made at NuVax.

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

On August 29, 2011, due to lack of funding and activity, Umesh Batia resigned as CEO and Director of NuVax. As of the date of this report, we have not generated any revenues and incurred license termination fees expenses for NuVax. Until we can complete funding for NuVax, we will continue to have minimal activity in NuVax.

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

EMPLOYEES

As of December 31, 2011, we had 11 full-time employees in the U.S. We supplement our permanent staff with temporary personnel. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services. As of the date of this Report, due to the lack of funding, all but two employees have been laid-off while the remaining staff has been retained on a “as needed” consulting basis. Such consultants get paid an hourly rate for hours worked.

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

Risks Related to our Financial Condition

Our independent registered public accounting firm has included a going concern and “emphasis of a matter” paragraph in their report on our financial statements.

Our independent registered public accounting firm expressed an opinion on our consolidated financial statements which includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant operating loss in 2011, our negative cash flows from operations through December 31, 2011 and our accumulated deficit at December 31, 2011. Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources. The opinion also includes an “emphasis of a matter” paragraph which refers to our default on debt described in Note 16 to the consolidated financial statements. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

We have incurred significant losses and may never generate profits.

We incurred net losses of $86,187,269 and $85,711,853 for the fiscal years ended December 31, 2011 and 2010, respectively, had an accumulated stockholder deficit of $224,337,675 at December 31, 2011. In addition to operational expenses, we incurred significant charges related to interest expense, losses from the extinguishment of debt, loss on legal settlement and loss on guarantee, offset by net gain on change in fair value of derivative liabilities contributed to the increase in our accumulated losses and stockholders’ deficit during the year ended December 31, 2011. There can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

We require significant additional working capital to conduct our business and maintain our operations.

The current level of our revenues is not sufficient to finance our operations on a long-term basis. The $150,000 of net proceeds we received in May pursuant to the letter agreement with the 2011 Noteholders shall only be used to keep our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, which the Securities and Exchange Commission declared effective on February 14, 2012, current and maintain compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended At June 15, 2012, we had cash on hand of approximately $3,000.

Due to the lack of funding, the Company suspended most research and development, marketing as well as incurred a reduction in work force. As a result, the Company currently requires approximately $40,000 per month for operating expenses to fund the costs associated with our SEC reporting; general and administrative expenses; regulatory compliance, and distribution activities related to our Onko-Sure® test kit and the operation of a USFDA approved pharmaceutical manufacturing facility. Based on our current cash position and without additional financing we have been unable to pay all our obligations.

The monthly cash requirement for operating expenses does not include payments for legal, consulting, certain general and administrative expenses and accounting as well as any extraordinary items or expenditures, payments for research on clinical trials for our Onko-Sure® test kit, and research conducted through CLIA Laboratories.

Accordingly, if we do not receive additional financing, we will be unable to increase or maintain our current sales of our Onko-Sure® IVD test kits or otherwise support our operating cash needs. We have suspended most activities except those that are required to preserve the Corporate entity. However, if additional funding is not obtained or we have an increase in sales, we may no longer be able to pay our continuing obligations when due or to continue to operate our business.

As a result, we might be required to cease operations or seek protection under the U.S. bankruptcy laws.

We are relying upon investors exercising our Series A Warrants for cash to obtain needed additional financing.

We registered 16,000,000 Series A Warrant Shares, or only 5.1% of the 313,500,000 shares of common stock initially issuable under the Series A Warrant, under the registration statement that was made effective on February 14, 2012. We may also register for resale in future registration statements additional Series A Warrant Shares, to the maximum extent permitted by the SEC under Rule 415. We require significant additional working capital to continue our business operations, and are relying largely upon the cash exercise of the Series A Warrants to provide such additional working capital. There can be no assurance that we will be able to register sufficient Series A Warrant Shares for resale or that, even if registered, that the holders of the Series A Warrants will elect to exercise all or any portion thereof for cash. . Pursuant to the May 2012 agreement with these warrant holders, $150,000 worth of such warrants were exercised. Even if all remaining 10,272,624 Series A Warrant Shares are exercised for cash, at the adjusted exercise price of $0.05 per share, we will only receive approximately $800,000 in proceeds. As of the date of this report, 5,727,346 Series A Warrants were exercised at the adjusted exercise price of $0.02619. Proceeds were used to pay a portion of legal, accounting and consulting fees necessary to complete our SEC filings.

We have a significant amount of indebtedness that is in default and we are currently unable to satisfy our obligations to pay interest and principal thereon.

As of June 15, 2012, we had the following approximate amounts of outstanding short term indebtedness:

•	Accrued interest of approximately $1,054,088;

•	Approximately $46,000 in unsecured convertible notes bearing interest at 10% per annum increased to 18% per annum due to failure to pay the Notes by September 29, 2010;

•	Approximately $25,000 in senior unsecured convertible promissory notes bearing interest at 18% interest, payable quarterly in cash, which became due between December 2010 and May 2011;

•	Approximately $8.0 million in legal settlement promissory notes, bearing interest at 8% per annum. We are obligated to retire the Notes in monthly installments, commencing January 31, 2012, by payment in cash or (at our sole option) by delivery of shares of our common stock in an amount equal to 6.25% of the initial principal amount of each Note, plus accrued interest;

•	Approximately $4.8 million in outstanding November Notes and $3.4 million in Series B and $500,000 Series C convertible preferred stock which, unless converted into our common stock, matures or is subject to mandatory redemption on November 29, 2012; and

•	Approximately $300,000 in unsecured convertible notes bearing interest at 4% per annum that matures on April 30, 2015.

Absent full conversion of these debts or the receipt of new financing or series of financings, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

In the event we are unable to convert into equity the balance of the outstanding November Notes, RDO Notes and the outstanding redeemable Series B and Series C Preferred Stock, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

There are pending lawsuits against us, which if decided in plaintiffs’ favor may result in the payment of cash damages, additional warrants, and liability for certain of our executive officers.

On March 11, 2011, a class action suit was filed against us, alleging we violated federal securities laws by misrepresenting the relationship between us and third parties involved in our clinical studies of Onko-Sure® test. As of the date of this filing, we hired outside defense counsel, but have not submitted our response to the complaint. We vehemently deny the allegations in the complaint and are proceeding to vigorously defend the suit. Due to the uncertain nature of litigation and the early stage of this lawsuit, we cannot calculate the potential damages – nor does the complaint seek any specific monetary amount of damages.

We have been engaged in litigation with AcuVector and with the Governors of the University of Alberta over our CIT technology. Formal orders to dismiss were filed and approved by the Court. However, opposing counsel, who approved the form of order, filed an appeal on December 23, 2011. Although we believe both actions are without merit and that the dismissal order should be upheld, it is possible the appeal will be granted and then, if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our right to the technology will be adversely affected and our future prospects for exploiting or licensing the CIT technology will be significantly impaired. As of the date of this report, due to our financial situation, we were unable to maintain the retainer with counsel representing us in these matters and they therefore withdrew as counsel. According, we are not represented by legal counsel at this time and cannot guarantee we will be able to retain new counsel. This will have a negative impact on our ability to defend the appeal.

On December 8, 2010, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against us in the Superior Court of California, Los Angeles County. Ironridge claims that we breached a contract with them by allegedly discussing and then entering into transactions to settle certain of our outstanding liabilities with our creditors during a 30-day exclusivity period, during which Ironridge claims they had the exclusive right to do so. Ironridge is seeking damages in excess of $30.0 million. We believe that the Ironridge claims are totally without merit and intend to defend our position vigorously.

On May 16 and May 21, 2012, two former employees filed a Notice of Claim and Conference with the Labor Commissioner of the State of California against us for unpaid wages accrued from February 2012 to March 2012 and accrued vacation pay.

If the material weaknesses or other deficiencies in our internal accounting procedures are not remediated, we will not comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007.

Our management concluded the consolidated financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2011 and 2010, fairly present in all material respects our consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 and 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2011 and 2010. During its evaluation, as of December 31, 2011 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described elsewhere in this Report . As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

We are taking steps to remediate our material weaknesses. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in our internal controls will not be discovered in the future.

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

Virtually all of our operating revenues come from the sale of Onko-Sure® to distributors and research users. Historically, we have not received any substantial orders from any of our customers or distributors of Onko-Sure® test kits. Through December 31, 2011, total sales of Onko-Sure® test kits were $313,559 as compared to $231,662 in total sales of such product in fiscal 2010. Due to the lack of funds, we are unable to continue the sales and marketing of our kits which impacts our efforts to increase or maintain our distribution network. In addition, the amount of Onko-Sure® test kits purchased by our distributors can be adversely affected by a number of factors, including market challenges of commercializing a recently approved biotech product, budget cycles and the amount of resources available for marketing programs, demand creation activities, and outreach to appropriate healthcare professionals and targeted markets. At this time, until we receive additional financing, it is likely that our sales efforts will cease.

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

We have do not have any product liability insurance.

We currently produce products for clinical studies and for investigational purposes. We are producing our products in commercial sale quantities, which will increase as we receive various regulatory approvals in the future. There can be no assurance, however, that users will not claim that effects other than those intended may result from our products, including, but not limited to claims alleged to be related to incorrect diagnoses leading to improper or lack of treatment in reliance on test results. In the event that liability claims arise out of allegations of defects in the design or manufacture of our products, one or more claims for damages may require the expenditure of funds in defense of such claims or one or more substantial awards of damages against us, and may have a material adverse effect on us by reason of our inability to defend against or pay such claims. Our severe working capital shortages has prevented us from being able to pay the premiums associated with our products liability insurance. As a result, products liability insurance was cancelled June 1, 2012.

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

We have a limited supply of one of the key components of the Onko-Sure®

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure® test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. Currently, we have two lots remaining which are estimated to produce approximately 21,000 kits. In order to utilize in kits, we will need to purify and quality control the lots. We currently have enough purified and quality checked anti-fibrinogen-HRP to manufacture 200 kits. We will need to purify and quality check additional lots to fill expected orders. We have been investigating alternatives and engaging in research and development to produce this component in house so that we can be in a position to have an unlimited supply of Onko-Sure® in the future. Due to the lack of funding, we suspended research and development including the initial validation studies which were scheduled to be completed by the end of the third quarter of fiscal 2012. Without such replacement, we will not be able to produce any additional kits once our current supply is used.

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

Our Business depends on retaining and maintaining good relations with our employees.

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel and there can be no assurance we will be able to retain all of such employees. As of April 17, 2013 all employees except for two were laid off.

Temporary or extended lay-offs due to financial constraints may result in vacancies or the need to hire less skilled or efficient employees. The loss of these persons or our inability to attract and retain highly skilled employees could have an adverse effect on our business and future operations. As of the date of this report, two former employees have filed a Notice of Claim and Conference with the Labor Commissioner, State of California for payment of accrued wages.

Due to our current and recent financial condition, we have been unable to pay the premiums on our Officer and Director liability insurance.

Our severe working capital shortage has prevented us from being able to pay the premiums associated with our Director and Officer Insurance.  As a direct result of the loss of such insurance, two of our directors decided to resign.  Although our remaining officers and directors are currently continuing in their roles, there can be no guarantee that they too will not have to resign if we are unable to reacquire such insurance.  Additionally, if we are unable to reacquire and maintain such insurance, it will probably be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Risks Relating to Our Securities

There have been material decreases in the market prices of our common stock.

As of June 15, 2012 the closing bid price of our common stock was $0.0001 per share. From January 2011 through June 15, 2012, our common stock has had a trading range with a low price of $0.0001 per share and a high price of $41.75 per share. In contrast, during the two years ending December 31, 2011 and 2010, our common stock has had a trading range with a low price of $0.055 per share and a high price of $41.75 per share. There can be no assurance that the market prices of our common stock will not materially decrease again, especially as holders of our convertible notes and convertible preferred stock and warrants sell the underlying shares issuable upon conversion or exercise of such securities, whether in accordance with the sale limits agreed upon or otherwise. From January 2011 through June 15, 2012, our common stock traded an average of approximately 5,640,365 shares per day.

The interests of our current stockholders in the equity of our company are subject to substantial dilution.

We have a significant number of warrants and options outstanding and a large amount of convertible notes and convertible preferred stock which “over hang” the market for our common stock. At June 15, 2012, we had:

•	Approximately 313,000,000 of outstanding warrants at a weighted average exercise price of $0.07 per share (subject to adjustment), including approximately 307,754,000 Series A warrants at a weighted average exercise price of $0.055825 per share (subject to adjustment);

•	Approximately 12.9 million options outstanding and vested within sixty days at a weighted average exercise price of $0.38 per share;

•	Approximately $13.1 million in convertible notes;

•	Approximately $3.4 million in outstanding Series B Convertible Preferred Stock;

•	Approximately $500,000 in outstanding Series C Convertible Preferred Stock.

Due to the current price of our stock and the conversion price set forth in each instrument (See Note 8), we would be unable to issue all shares that are potentially issuable due to the limitation of the number of authorized shares of common stock of 5 billion. In the event a portion of warrants, options, convertible notes and preferred stock is exercised or converted, there would be a substantial dilution in the interest of other stockholders as a result of the additional common stock that would be issued.

Our stock price and ability to finance may be adversely affected by our outstanding convertible securities and warrants.

Sales of the shares of our common stock issuable upon exercise of the warrants and upon conversion of our convertible securities, would likely have a depressive effect on the market price of our common stock. Further, the existence of, and/or potential exercise or conversion of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time. As a result, the terms on which we may obtain additional financing during the period any of these warrants or convertible securities remain outstanding may be adversely affected by the existence of such warrants and convertible securities.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders beneficially own, in the aggregate, approximately less than 1% of our outstanding common stock at June 15, 2012. These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

On a fully diluted basis, the percentage of our executive officers and directors will be approximately 0.00%. The percentage of beneficial ownership is based on 5 billion shares outstanding as of June 15, 2012. This is based on 1,347,936,151 shares outstanding as of June 15, 2012 and assuming (i) the conversion of all outstanding notes, (ii) conversion of all outstanding preferred stock and accrued dividends, (iii) exercise of warrants and options, up to the maximum authorized shares of 5 billion common shares.

Our common stock is a “penny stock” and may be difficult to sell.

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

The delisting of our common stock from the OTCQX to OTCQB constitutes an event of default under certain of our outstanding notes which may result in acceleration of the payment of the entire outstanding balance of their notes

We received a notice from the Pink OTC Markets Inc., dated August 23, 2011 notifying us that we were out of compliance with OTCQX Rules for U.S. Companies section 3.2.b, which states, in essence, that our common stock must have a minimum closing bid price of $0.10 per share at least once in every thirty consecutive trading days. If our common stock does not meet that requirement, we have 180 days to regain compliance therewith by maintaining a $0.10 closing bid price for ten consecutive trading days during such grace period. The grace period ended on February 20, 2012 and because our common stock did not meet the closing bid price requirement, our common stock will move down from the OTCQX tier of the OTC Markets to the OTCQB tier of the OTC Markets, as of February 22, 2012. The main difference between the OTCQB and OTCQX is that stocks listed on the OTCQX undergo additional quality review and have different listing standards than those on the OTCQB, although both are tiers of the OTC Markets. Our trading symbol shall remain the same.

The delisting of our common stock from the OTCQX constitutes an event of default under certain of our outstanding notes, including the “2011 Noteholders” (as that term is defined in our Form 8-K dated November 29, 2011). As of June 15, 2012, such notes have a total outstanding balance of approximately $13.0 million. Under the default provisions of such notes, the holders maintain the right to accelerate the payment of the entire outstanding balance of their notes. In addition, the 2011 Noteholders have the right to demand redemption of all of their outstanding Series B Preferred Stock. As of the date of this filing, an aggregate of 338,078 shares of Series B Preferred Stock and 50,000 shares of Series C Preferred Stock is outstanding.

As disclosed in Form 8-K filed on February 23, 2012, our common stock was delisted from the OTCQX tier of the OTC Markets and moved to the OTCQB tier of the OTC Markets. We also disclosed our inability to pay our accounts payable and other obligations in the ordinary course of business. As further disclosed, each such event constitutes an event of default under certain of our outstanding notes, including the “2011 Noteholders” (as that term is defined in our Form 8-K dated November 29, 2011); it also constitutes a triggering event under the terms of our Series B and Series C preferred stock, which can result in redemption of such stock.

Between March 26, 2012 and April 3, 2012, we received an Event of Default Redemption Notice and a Notice of Redemption from four note holders. Pursuant to the Event of Default Redemption Notice, each note holder elected to redeem their respective note in full, thereby requiring immediate payment of the entire outstanding balance of their note. Failure to pay the balance by April 2, 2012, will activate the late charges of 24% per annum until the redemption price is paid in full. Pursuant to the Notice of Redemption, each note holder elected to redeem all of their respective shares of Series B Preferred Stock and Series C Preferred Stock at the current redemption price, which must be paid by April 2, 2012. Failure to pay by April 2, 2012 triggers interest payments at the rate of 2% per month for each unredeemed share until the redemption price is paid in full

These same three note holders also asserted claims against the Company's officers and directors for breaches of fiduciary duties of care, loyalty, good faith and disclosure, self-dealing and waste and spoliation of corporate assets. Pursuant thereto, the note holders asserted damages in amounts equal to at least $4.25 million or $2.25 million, respectively.

Due to the absence of any working capital, we are unable to pay the redemption prices at this time. However, as previously stated, pursuant to the May Agreement, these note holders agreed to certain forbearances regarding these, and other defaults pending we satisfy specific conditions by the contractual deadlines set forth in such agreement. If we do not satisfy these conditions, the note holders may re-establish their previous claims and defaults, which may cause us to cease operations, declare bankruptcy or take other actions that would cause us to terminate our business

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our office in the U.S. consists of a research laboratory and manufacturing facility which occupies 4,395 square feet and is located at 2492 Walnut Avenue, Suite 100, Tustin, California. We leased this facility at a monthly rate of $6,900 per month, including property taxes, insurance and maintenance through December 1, 2010. The lease was extended through August 31, 2011. After August 31, 2011, we leased the facility based on month-to-month lease agreement

Item 3. Legal Proceedings

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a statement of claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleged damages of $CDN 20 million and sought injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The Company filed a motion to dismiss all claims and the motion was granted in favor of the Company dismissing the action on September 30, 2011. The Company also defended a companion case filed in the same court the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The Court approved an order to dismiss the cases. However, opposing counsel, who approved the form of order, filed an appeal on December 23, 2011. Although we believe both actions are without merit and that the dismissal order should be upheld, it is possible the order will be overturned and then if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected and our future prospects for exploiting or licensing the CIT technology will be significantly impaired. As of the date of this report, we are not represented by counsel in these matters. Due to our financial situation, we were unable to maintain the retainer with counsel representing us in these matters and therefore they withdrew as counsel. We will try to defend the appeal, but without legal representation, it may prove difficult to do so.

On June 11, 2010, Hudson Bay Fund, LP. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to their participation in the Second Closing of the Note Financings. The claim alleges that a Trigger Event occurred, because the respective registration statement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance; we noted this Trigger Event and recorded same in our accompanied financial statements. Moreover, the claim alleged that an additional Trigger Event occurred because we did not cure the first Trigger Event within five trading days. As a result of this alleged Second Trigger Event, Hudson Bay alleges that the outstanding balance of the Note should be immediately increased by an additional 125%. On January 21, 2011 Hudson agreed to exchange the notes for an aggregate of 1,140,357 shares of the Company's common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of the exchange, such notes are no longer outstanding and the Company and Hudson accordingly agreed to execute and file an order dismissing the June 11, 2010 compliant, with prejudice. The dismissal order was filed on January 21, 2011.

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

On December 8, 2011, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against us in the Superior Court of California, Los Angeles County. Ironridge claims that we breached a contract with them by allegedly discussing and then entering into transactions to settle certain of our outstanding liabilities with holders of our convertible securities during a 30-day exclusivity period, during which Ironridge claims it had the exclusive right to do so. Ironridge is seeking damages in excess of $30.0 million. We believe that the Ironridge claims are totally without merit, that Ironridge met with substantially all of the holders of such convertible notes and related securities and, in fact, did business with certain of such creditors who elected to deal with Ironridge. As such, we believe that we performed all of our obligations under such contract and intend to defend our position vigorously.

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

As reported in the Company’s Form 8-K dated May 17, 2011, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs pursuant to which we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”). On May 24, 2011 we received court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the court approved settlement, the parties filed a Stipulation of Discontinuance of the lawsuit with the relevant court. As part of the Settlement Agreement, Alpha Capital and Whalehaven Capital retained all of the warrants the Plaintiffs received in the RDO and in the private financing we closed in March and April 2010. We are obligated to issue to Alpha Capital and Whalehaven Capital as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex had previously approved for issuance to the Plaintiffs. On May 25, 2011, we issued an aggregate of 20,000 shares of our common stock in accordance with the Settlement Agreement; 11,320 shares to Alpha Capital and 8,680 shares to Whalehaven. Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued. On June 23, 2011, the Company was no longer listed on NYSE Amex; and therefore, on June 29, 2011, we issued an aggregate of 820,000 of our common shares; 464,120 shares to Alpha Capital and 355,880 shares to Whalehaven Capital. In addition, and in order to account for the time it may take to receive shareholder approval to authorize sufficient additional shares that are issuable to them, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes. The notes bear 8% interest and mature four months after issuance. We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes. Upon the occurrence of an event of default, the note will become immediately due and payable. Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date. The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.

On June 23, 2011, we advised Plaintiffs that due to the fact that each of the convertible notes held by Whalehaven and Alpha Capital are, by their stated terms, immediately convertible at the option of the holders into more than ten percent (10%) of the issued and outstanding shares of common stock of the Company, each of the Plaintiffs is an affiliate of the Company as defined in Rule 144(a) of the Securities Act. As such, any additional Settlement Shares issued to the Plaintiffs under the Settlement Agreement would have to comply with the applicable provisions of the Securities Act and specifically Rule 144 promulgated thereunder with regard to any resale. Accordingly we advised plaintiffs that the additional 20.5 million shares issued to them pursuant to Section 3(a)(10) may only be resold by Plaintiffs in compliance with Rule 144. These shares are not “restricted securities” within the meaning of Rule 144(a), they are not subject to the holding period limitations of Rule 144(d). However, they are subject to the other relevant provisions of Rule 144, including (i) the limitation of the amount of securities that may be sold by an affiliate pursuant to Rule 144(e)(1) and the manner of sale pursuant to Rule 144(f).

On July 19, 2011 Plaintiffs wrote a letter to the Court disputing our position that they are affiliates and seeking judgment in default of the Settlement Agreement. We strongly believe that a default has not occurred; we maintain that we are in compliance with the terms of the Settlement Agreement and we are vigorously defending our position.

On August 19, 2011, the Company entered into a Memorandum of Understanding with Alpha Capital and Whalehaven. On August 25, 2011, a Final Settlement Agreement was reached to settle the July 19, 2011 Letter. On August 26, 2011, the Final Settlement Agreement was recorded and approved in the Court. We have since modified certain terms of the Final Settlement to impose a trading limitation on the Plaintiffs sale of our common stock and a lower ownership cap. The Plaintiffs also waived the installment payments owed to them under their notes, although we remain liable for any principal and interest outstanding on the maturity date.

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

As reported in the Company’s Form 8-K dated November 28, 2011, on November 28, 2011, we entered into separate exchange agreements with each of the 2011 Noteholders (the “November Exchange Agreements”), the form of which is attached hereto as Exhibit 10.3, pursuant to which each 2011 Noteholder agreed to exchange all of its respective Initial Settlement Securities for the securities described below. Due to the occurrence of various events of defaults under the 4% Notes and triggering events under the Preferred Stock, the Company determined it was in its best interest to enter into the November Exchange Agreement. The following securities of the Company will be issued in exchange for the Initial Settlement Securities:

(a)	402,411 shares of the Company’s preferred stock designated as “Series B Convertible Preferred Stock” (the “Series B Preferred Stock”), which Series B Preferred Stock shall, in accordance with its terms, (i) rank senior to all of the Company’s other equity securities, (ii) be initially convertible into approximately 72.1 million shares of the Company’s common stock, $0.001 par value per share, (iii) have a par value of $0.001 per share, (iv) have a stated value of $10.00 per share, (v) accrue dividends at the rate of 4% per annum which shall be payable in shares of common stock, in arrears upon each conversion of such stock and (vi) contain such other rights, preferences and limitations as are set forth in the Certificate of Designations of Series B Convertible Preferred Stock, which is attached as Exhibit 10.4 attached hereto (the “Series B Certificate of Designations”);

(b)	convertible notes, in the form attached hereto as Exhibit 10.5, in the original principal amount of $4,950,000, which notes shall be initially convertible into approximately 88.7 million shares of Common Stock, in accordance with the terms thereof (the “November Notes”) and mature on November 28, 2012;

(c)	warrants to acquire up to approximately 313.5 million shares of Common Stock, in the form attached hereto as Exhibit 10.6 (the “Series A Warrants”), in accordance with the terms of the Series A Warrants; and

(d)	warrants, in the form attached hereto as Exhibit 10.7 (the “Series B Warrants,” together with the Series A Warrants, the “November Warrants”), to acquire 50,000 shares of the Company’s preferred stock designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock,” together with the Series B Preferred Stock, the “November Preferred Stock”), which Series C Preferred Stock shall, in accordance with its terms, (i) rank junior to the Series B Preferred Stock and senior to all of the Company’s other equity securities, (ii) accrue dividends at the rate of 4% per annum, which shall be payable in shares of common stock, in arrears upon each conversion of such stock, (iii) are convertible into shares of Common Stock, (iv) have a par value of $0.001 per share, (v) have a stated value of $10.00 per share and (vi) contain such other rights, preferences and limitations as are set forth in the Certificate of Designations of Series C Convertible Preferred Stock attached hereto as Exhibit 10.8 (the “Series C Certificate of Designations”).

Each of the November Notes, shares of Series B Preferred Stock and shares of Series C Preferred Stock are initially convertible into shares of our common stock at a conversion price equal to the lowest of (i) $0.055825, (the “Fixed Conversion Price”), (ii) the price which is equal to the product of (1) 80% multiplied by (2) the quotient of (A) the sum of each of the three (3) lowest daily weighted average prices of our common stock during the twenty (20) consecutive trading day period immediately preceding the date of the conversion or other applicable date of determination (as applicable) divided by (B) three (3) (as adjusted for any stock split, stock dividend, stock combination or other similar transaction during any such twenty (20) trading day period) and (iii) the price which is equal to 80% of the closing bid price of our common stock on the trading day immediately preceding the date of conversion or other applicable date of determination (as applicable) (as adjusted for any stock split, stock dividend, stock combination or other similar transaction occurring on the applicable date of conversion or other applicable date of determination (as applicable)). However, if we make certain dilutive issuances (with limited exceptions), the conversion price of the November Notes and the shares of November Preferred Stock will be lowered to the per share price for the dilutive issuances. The Series A Warrants are initially exercisable for shares of our common stock at an exercise price of $0.055825 per share; provided however, if we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A Warrants will be lowered to the per share price for the dilutive issuances. The Series A Warrants may also be exercised on a “cashless basis” under various circumstances. The Series B Warrants are exercisable for shares of our Series C Preferred Stock at an exercise price of $10.00 per share. The conversion prices of the Notes, the shares of the November Preferred Stock and the exercise price of the Series A Warrants are also subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions; the exercise price of the Series B Warrants are only subject to adjustment in the case of stock splits, stock dividends or combinations of the Series C Preferred Shares. The convertibility of the November Notes, November Preferred Stock and the exercisability of the Series A Warrants may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 1% of our common stock.

Pursuant to the terms of the Series B Warrants, the Company has the right upon satisfaction of certain conditions (the filing by the Company of this Current Report on Form 8-K with the SEC and the filing by the Company of the Series C Certificate of Designations with the Delaware Secretary of State) to require each of the holders of the Series B Warrants to exercise, on no less than one (1) trading day’s notice, all of their respective Series B Warrant for shares of Series C Preferred Stock. If the Company requires one holder of a Series B Warrant to so exercise its Series B Warrant, the Company is required to take the same action under all of the other Series B Warrants. If any shares of Series C Preferred Stock are issued upon exercise of any Series B Warrants, the Company will use all the proceeds therefrom solely to (a) pay accrued and unpaid legal fees to our legal counsel (not to exceed $65,000 in the aggregate) and (b) provide ongoing working capital for the Company for a period of not less than ninety (90) days following the first date of issuance of any shares of Series C Preferred Stock.

The November Notes accrue interest at the rate of 4% per annum and shall be paid in arrears, in shares of our common stock upon each conversion of the November Note. Upon the occurrence of an event of default and until it is cured, the November Notes shall accrue interest at the rate of 18%. If an event of default occurs or change in control transaction occurs we must redeem in cash any Notes submitted to us for redemption upon the terms set forth in the Notes.

Although the November Notes rank senior to all of the Company’s outstanding and future debt, with a few exceptions, they rank pari passu with the notes held by the Plaintiffs. However, neither of the notes issued to the Plaintiffs may be amended, waived, extended or otherwise modified in any manner or respect without the prior written consent of the holders of the November Notes.

Upon the occurrence of a Triggering Event or Fundamental Transaction, as such terms are defined in the Series B Certificate of Designations and the Series C Certificate of Designations, each holder of shares of the November Preferred Stock has a right to force us to redeem any or all of their shares November Preferred Stock then held by such holder. The transactions contemplated by the November Exchange Agreements were consummated on November 28, 2011.

On May 15, 2012, we completed an Agreement with the 2011 Noteholders, severally and not jointly, for the exercise of an aggregate of $150,000 worth of our Series A Common Stock Purchase Warrants at an exercise price of $0.02619 per share. The proceeds received from such Warrant exercise, shall be used solely and exclusively to enable us to keep our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, which the Securities and Exchange Commission declared effective on February 14, 2012, current and maintain compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

As a condition to the exercise of the Warrants, we agreed that following the date of the Agreement and through and including 5:00 p.m. (EDT) on August 31, 2012, we will not file in any U.S. Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code or seek to liquidate under Chapter 7 of such Code. Additionally, each of the 2011 Noteholders, severally and not jointly, agreed to forebear from exercising any of their rights and remedies, whether at law or in equity, against us and our current and former directors and officers for a period that shall not exceed the earlier to occur of (i) August 31, 2012, or (ii) a breach by us of any of our other covenants and agreements contained in the prior agreements with the 2011 Noteholders or in the current Agreement, including, without limitation, our commitment to file with the SEC our 2011 Form 10-K by June 30, 2012 and our March 31, 2012 Form 10-Q by July 15, 2012. The 2011 Noteholders further agreed that in the absence of a further breach of the terms of the Agreement or any of the other agreements between us and the 2011 Noteholders, that each of the previously issued default notices shall be deemed to be withdrawn ab initio upon execution of the Agreement.

Additionally, as part of the Agreement and in order to provide for payment of past due legal fees, we agreed to issue to our legal counsel, Hunter Taubman Weiss LLP, a $300,000 unsecured convertible 4% Company note payable on April 30, 2015, which shall (i) accrue interest at the annual rate of 4% per annum, (ii) be convertible into our Common Stock at a fixed conversion price of $0.01 per share, (iii) be subject to prepayment at the option of the Company, (iv) contain full ratchet and other customary anti-dilution protection, and (v) not be subject to any mandatory installment or other mandatory prepayment provisions prior to the April 30, 2015 maturity date.

On May 16 and May 21, 2012, two former employees filed a Notice of Claim and Conference with the Labor Commissioner; State of California against us for unpaid wages accrued from February 2012 to March 2012 and accrued vacation pay. The special committee of the Board of Directors is reviewing a plan out forth by management to resolve outstanding salaries and accrued vacation.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the OTC Market, OTCQB under the symbol “RXPC.”

Our stock price, like that of some other cancer diagnostic and pharmaceutical companies, is highly volatile. Our stock price may be affected by a number of factors, and especially significant sales of shares by 2011 Noteholders and holders of our RDO Notes.

In addition, if our revenues or earnings in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Market Information — Our common shares are currently listed on the OTC Market under the symbol “RXPC”. On June 15, 2012, the closing price of our common shares on OTC Market was $0.0002.

Set forth in the following table are the high and low closing prices for the years ended December 31, 2010 and 2011 and for the three months ended March 31, 2012 for our common stock.

	High	Low
Quarter Ended
31-Mar-10	$9.50	$5.50
30-Jun-10	$54.75	$5.75
30-Sep-10	$25.75	$10.00
31-Dec-10	$25.50	$7.25
Quarter Ended
31-Mar-11	$41.75	$9.50
30-Jun-11	$12.81	$3.25
30-Sep-11	$3.88	$0.07
31-Dec-11	$0.30	$0.06
31-Mar-12	$0.08	$0.02

Record Holders. As of June 15, 2012, there were approximately 1,172 record holders of our common stock.

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

12% Convertible Note Financing March and April 2010

On March 22, 2010, we entered into a Note and Warrant Purchase Agreement with one accredited investor. Pursuant to the agreement, we issued the lender a 12% Convertible Promissory Note (“Note”) in the principal amount of $925,000 and a five year warrant (“Warrant”) to purchase up to 44,000 shares of our common stock with an exercise price of $7.00 per share. The Warrant is initially exercisable at the higher of: (i) 105% of the average VWAP for the five trading days immediately preceding the date we issued the Warrant; and (ii) the Floor Price (the same as in the Note) in effect on the date the Warrant is exercised. The Note carries a 20% original issue discount. In addition, we agreed to pay $200,000 to the lender to cover their transaction costs incurred in connection with this transaction; such amount was withheld from the loan at the closing of the transaction. As a result, the total net proceeds we received were $540,000. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. We believe that all of the purchasers are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act. The conversion price of the Convertible Promissory Note is equal to 80% of the volume-weighted average price for the 5 trading days ending on the business day immediately preceding the applicable date the conversion is sought but will be at least $7.00 per share, subject to adjustment upon the occurrence of certain events.

The transaction with the lender was the “First Closing” of a series of similar transactions in April 2010, which together are hereinafter referred to as “2010 Convertible Note Financing.” On April 8, 2010, the Board of Directors authorized the Company to enter into additional Purchase Agreements to issue up to an additional $7,500,000 of 12% Convertible notes and to issue warrants to issue up to an additional 600,000 shares of the Company’s common stock pursuant to the 2010 Convertible Note Financing.

On April 8, 2010, we entered into Note and Warrant Purchase Agreements (the “Agreements”) with 24 accredited investors (“Lenders”) in the “Second Closing” of the sale of 12% Convertible Notes (“Second Closing Notes”) and Warrants. Pursuant to the Agreements, we issued to the Lenders Convertible Promissory Notes in the aggregate principal amount of $5,490,165 and warrants to purchase up to 261,129 shares of our common stock (“Warrants”) with an exercise price of 9.50 per share. The Second Closing Notes mature on April 7, 2011 (“Maturity Date”). The Second Closing Notes contain original issue discounts and fees payable by us aggregating $2,285,165. As a result, the total net proceeds we received were $3,205,000. The Agreements, Notes and Warrants, as well as the terms of this transaction, are substantially the same as those we issued to the investor in the First Closing on March 22, 2010, as disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 26, 2010.

As of the Second Closing, we had 1,074,043 shares of common stock issued and outstanding. The Agreements include an addendum that prohibits us from issuing more than 23,781 shares to the Lenders, unless we receive stockholder approval and NYSE Amex approval to list and issue all shares issuable: (i) upon exercise of all of the Warrants at $9.50 per share, (ii) all of the Notes are converted at that same price (which is the lowest price possible, although the initial conversion price is 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion) and (iii) no shares are issued in payment of interest. We are required under the terms of the Notes to obtain stockholder approval, on or before July 15, 2010, of the issuance of all shares of our common stock issuable pursuant to the Notes and Warrants. If we fail to obtain such approval, an Event of Default under the Notes shall occur. We are also obligated to receive listing approval from NYSE Amex for the shares of common stock issuable upon conversion of the Note and exercise of the Warrant as soon as practicable after closing, but in no event later than May 1, 2010.

On April 13, 2010, we entered into Additional Note and Warrant Purchase Agreements (“Additional Agreements”) with eleven accredited investors (“Lenders”) in a “Third Closing” of the 2010 Convertible Note Financing. Pursuant to the Additional Agreements, we issued to the Lenders additional Convertible Promissory Notes in the aggregate principal amount of $3,957,030 (“Third Closing Notes”) and warrants to purchase up to 188,226 shares of our common stock (“Warrants”). The Third Closing Notes mature on April 12, 2011 (“Maturity Date”). The conversion price of the Third Closing Notes is the highest of (i) 80% of the five day volume weighted average closing price of our common stock preceding the date of conversion, or (ii) $7.00 per share. We agreed to pay to the Lenders one-sixth of the principal amount of the Notes each month commencing on the six month anniversary of the Notes and the balance of the unpaid principal of the Notes on the one year anniversary date of the Notes. The Notes contain original issue discounts and fees payable by us aggregating $1,647,030. As a result, the total net proceeds we received in the Third Closing were $2,310,000. The exercise price of the Warrants issued in the third closing is $9.50 per share.

On April 26, 2010, in the “Fourth Closing,” other accredited investors purchased an aggregate of $685,170 of principal amount of 12% Convertible Notes (“Fourth Closing Notes”) and the Company issued additional warrants to purchase an aggregate of 32,592 shares of the Company’s common stock on terms substantially the same as the First Closing, Second Closing and Third Closing. As part of the Fourth Closing, investors in the 2009 Registered Direct Offering exercised their Right of Participation” and purchased $599,525 of Notes and the Company issued to them warrants to purchase 28,518 shares of the Company’s common stock exercisable at $7.00 per share. The warrants sold to the new investors in the Fourth Closing are exercisable at $22.25 per share. The net proceeds from the Fourth Closing were approximately $400,000.

The Agreements, Notes and Warrants, as well as the terms of this transaction (other than the exercise price of the warrants) in the Second Closing, Third Closing and Fourth Closing, are substantially the same as those we issued to the investor in the First Closing pursuant to the Note and Warrant Purchase Agreements we entered into on March 22, 2010.

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

Any shares of common stock issuable in any of the Closings in excess of NYSE Amex Rule 713 so-called “19.99% Cap” required stockholder approval. After various defaults on the 2010 Notes and related forebearance agreements and settlement discussions, as of December 31, 2011, the entire outstanding principal amount of the notes issued pursuant to the 2010 Convertible Note Financing was converted into common stock.

January 2011 Financing

On January 30, 2011 we entered into a securities purchase agreement with 5 accredited investors (the “2011 Noteholders”) for a private financing (the “January 2011 Financing”). We closed the financing contemplated by the securities purchase agreement on January 31, 2011 and received approximately $7,500,000 in gross proceeds pursuant to the sale of convertible notes pursuant to the securities purchase agreement. Net proceeds from the financing were approximately $6,820,000. In connection with the closing of the transactions, we issued Convertible Promissory Notes in the aggregate principal amount of $8,437,500 (the “Notes”), at a purchase price of $888.88 for each $1,000 of principal amount of Notes, which are initially convertible into an aggregate of 562,500 shares of our common stock (“Note Shares”) to the Investors, and the Investors also received: (i) Series A Warrants (“Series A Warrants”) to purchase an aggregate of 562,500 shares of our common stock (“Series A Warrant Shares”) at an initial exercise price of $16.75 per share and (ii) Series B Warrants (“Series B Warrants,” together with the Series A Warrant, the Warrants’) to purchase an aggregate of 281,250 shares of our common stock (the “Series B Warrant Shares,” together with the Series A Warrant Shares, the “Warrant Shares”) at an initial exercise price of $20.44 per share for their investment. Each of the Warrants has a term of five (5) years from the date the Warrants are initially exercisable. For further information about the Notes and the Warrants, we direct your attention to the Current Report on Form 8-K that we filed with the SEC on January 31, 2011.

Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, served as the placement agent and financial advisor in connection with this financing. In connection with this financing, we paid cash compensation to Reedland in the amount of $500,000 and issued them warrants to purchase up to an aggregate of 33,852 shares of our common stock warrants at an exercise price of $16.75 per share. Each of Reedland’s warrants is exercisable for a period of 5 years.

On August 1, 2011, first determination date, the exercise price for 33,852 Placement Agent warrants issued in connection with January 2011 financing was reduced to $0.05 per share. The adjustment is effective August 15, 2011 and was made pursuant to the original contractual agreement and is calculated on the first day the securities may be resold without restriction or limitation pursuant to Rule 144. If the arithmetic average of the Weighted Average Prices for each of the ten (10) Trading Days immediately following the First Determination Date (the "First Adjustment Price") is less than the then existing Exercise Price, then on the tenth (10th) Trading Day following the First Determination Date, the Exercise Price then in effect shall be reduced (but in no event increased) to the First Adjustment Price. The warrants are accounted for as derivatives and the modification of the exercise price was captured though the binomial valuation process and recorded as a change in fair value of derivative liabilities.

On November 30, 2011, the exercise price for the 33,852 warrants outstanding in connection with placement agent was further adjusted to approximately $0.06, and the number of the warrants increased to 751,950. The adjustment was made pursuant to the down round provisions of the original contractual agreement and was triggered by consideration received for November 30, 2011 exercise of the Series B warrants issued in connection with November 2011 exchange. The warrants are accounted for as derivatives and the modification of the exercise price and number of the warrants was captured though the binomial valuation process, with the effect recorded in change in fair value for the period.

The January 2011 Financing was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated hereunder. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We were required to pay a certain portion of the Notes (“Installment Amount”) back on the first day of each month during the term of the Note, beginning on March 1, 2011, in cash or shares of our common stock. As of May 1, 2011, the outstanding principal of the Notes was $6,750,000. The total Installment Amount due on May 1, 2011 was $843,750. We are also required under the terms of the Notes to maintain a cash balance at all times of no less than $2,250,000 in unrestricted cash (the “Cash Reserve”). The May 1 Installment Amount would have caused our cash balance to go below the Cash Reserve; accordingly we did not make the Installment Amount that was due on May 1, 2011, which is an event of default under the Notes.

Upon the occurrence of an event of default under the Note, the Note holder has the right to force us to redeem all or any portion of such holder’s Note in cash. As of May 10, 2011, we received redemption notices from all of the investors of the financing demanding to redeem the entire amount outstanding on the Notes as of May 1, 2011. Accordingly, we were required to pay $8,618,311 pursuant to the redemption notices and such payment is due within 5 business days of receipt of such notices. Based on when we received the redemption notices, we were required to pay one investor on May 9, 2011 and the remaining 4 investors on or before May 12, 2011.

The amount listed above includes the required late charge equal to interest on the May Installment Amount at the rate of 24% per annum from May 1, 2011 through May 10, 2011; however, such interest will accrue until the date we pay the amount due. Additionally, we were required to pay a registration delay payment of 1.5% of the aggregate purchase price each month until the registration statement registering the shares of common stock underlying the notes and warrants issued pursuant to the financing is declared effective.

In furtherance of our efforts to reserve cash for our operations rather than the repayment of debt, we sought an amicable solution with the 2011 Noteholders regarding the default and payment owed. To that end, we entered into an exchange agreement on June 29, 2011, with each of the 2011 Noteholders (the “Exchange Agreement”) in order to settle our obligations to each of them.

Pursuant to the terms of the Exchange Agreement, each 2011 Noteholder agreed to exchange its claims against the Company, its subsidiaries and certain of their respective current and former officers, directors and representatives for (i) the Company’s 4% convertible notes ($4,950,000 original principal amount in the aggregate (the “4% Notes”), (ii) shares of 4% Series A Convertible Preferred Stock of the Company (with an aggregate stated value of $6,701,000 (the “Preferred Stock”)) under a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), and (iii) a warrant, expiring 5 years from the date of the receipt of Stockholder Approval (as defined in the Exchange Agreement), to purchase additional shares of our common stock (3,778,725 shares of common stock in the aggregate under all the warrants (the “Warrants”) together with the 4% Notes and Preferred Stock, the “Initial Settlement Securities”). Under the Exchange Agreement, each of the 2011 Noteholders and their affiliated and related persons and entities also received a mutual full release from the Company. Following a fairness hearing held on June 30, 2011, in the Supreme Court of the State of New York (the “Court”), the Court entered an order approving (i) the fairness of the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement, (ii) the terms and conditions of the proposed exchange and the transactions contemplated by the Exchange Agreement and (iii) the issuance of the Notes, the shares of Preferred Stock and the Warrants pursuant to the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “3(a)(10) Order”).

On August 1, 2011, the 4% Notes were amended and waivers were given with respect to the Preferred Stock as disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011. On August 26, 2011, we further amended the 4% Notes to change the installment payment dates under the 4% Notes to August 22, 2011, October 4, 2011, and November 4, 2011, and additional waivers were given with respect to the automatic conversion dates under the Preferred Stock so that the automatic conversions were permitted to also occur on August 22, 2011, October 4, 2011, and November 4, 2011. Additionally, the Maturity Date of the Note was changed to December 8, 2011, and waivers were given with respect to the Preferred Stock so that the final automatic conversion occurred on December 8, 2011. All of the foregoing amendments made, and waivers given, on August 26, 2011 were disclosed in a Current Report on Form 8-K filed with the SEC on August 29, 2011.

Due to the occurrence of various events of defaults under the 4% Notes and triggering events under the Preferred Stock, the Company determined it was in its best interest to enter into another exchange agreement with the 2011 Noteholders. Accordingly, on November 28, 2011, we entered into the November Exchange Agreements with each 2011 Noteholders, as more fully explained under Item 3. Legal Proceedings above.

The transactions contemplated by the November Exchange Agreements were consummated on November 28, 2011 and the securities issued pursuant thereto are exempt from the registration requirements of the 1933 Act pursuant to Section 3(a)(9) thereof because such securities are being exchanged by the Company with existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

On May 15, 2012, we completed an agreement with the 2011 Noteholders, severally and not jointly, for the exercise of an aggregate of $150,000 worth of our Series A Common Stock Purchase Warrants at an exercise price of $0.02619 per share, pursuant to which we issued an aggregate of 5,727,376 shares of our common stock. The proceeds received from such Warrant exercise, shall be used solely and exclusively to enable us to keep our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, which the Securities and Exchange Commission declared effective on February 14, 2012, current and maintain compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

Non-Cash Activities

None of the below transactions involved a public offering, and unless otherwise noted below, we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D as promulgated by the SEC.

On January 22, 2009, the Company granted B&D Consulting 16,000 shares of the Company’s common stock in exchange for services, vesting over a period of 24 months. A total of 667 and 8,000 of common stock shares were vested during the years ended December 31, 2011 and 2010, respectively. In accordance with relevant accounting guidance, the shares are valued as they are earned monthly, as such, the Company recorded general and administrative expense of $10,167 and $137,638, for the years ended December 31, 2011 and 2010, respectively related to this agreement.

On September 10, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes (see Note 8). We agreed to increase the cash fee owed to Cantone Asset by 25% to a total owed of $180,000, and instead of paying the amount owed in cash we agreed to issue them 25,714 shares of the Company’s common stock as full payment of the amount owed, subject to NYSE Amex approval. NYSE Amex approved the shares on January 3, 2011 and the shares were issued in January 2011. The expense of $180,000 for the consulting agreement was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2011.

On September 22, 2009, the Company entered into an agreement with Lyons Consulting for investor relations services through September 2010. The Company granted Lyons Consulting 8,000 restricted shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued through the vesting period. The shares were approved by the NYSE Amex US on December 10, 2009. During the year ended December 31, 2010 4,000 shares were earned. The Company recorded $74,500 related to the vested shares during the year ended December 31, 2010.

On November 11, 2009, the Company entered into an agreement with First International Capital Group, Ltd., to provide investor relations services. In connection with the agreement, the Company issued a total of 36,000 shares of the Company’s common stock. The service term was six months (commencing November 24, 2009 and ending May 25, 2010). The value of the common shares using the stock price on date of commencement was $6.00 per share. The total value of $360,000 was recorded as prepaid consulting expense and was amortized over the service period of six months. During the year ended December 31, 2010, the Company amortized $300,000, as general administrative expenses related to this agreement.

On January 7, 2010, the Company entered into an agreement for the issuance of 4,000 shares of common stock to Boston Financial Partners for financial advisory services to be provided for the period January 1, 2010 through July 1, 2010. The shares vest ratably over the seven month period. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received in April 8, 2010. Therefore, the shares for compensation were measured and recorded on the date the Company received NYSE Amex approval and the Company recorded prepaid consulting of $71,000 related to the agreement. The shares were amortized to expense over the service period during the year ended December 31, 2010.

On January 13, 2010, the Company entered into an agreement with B&D Consulting for investor relations services through June 13, 2010. The Company granted B&D Consulting 8,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The shares were earned during the year ended December 31, 2010, and the Company recorded general and administrative expense of $108,000 related to the agreement.

On January 13, 2010, the Company entered into an agreement with Catawaba LTD (“Catawaba”) for investor relations services through September 13, 2010. The Company granted Catawaba 36,000 shares of the Company’s common stock in exchange for services which were valued at $288,000 and was recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, the Company amortized $288,000 related to the consulting agreement, as general and administrative expenses related to the agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 19,200 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $85,200 as prepaid consulting expenses for the initial 4,800 shares that were to be vested over three months and the remaining shares were expensed when earned. During the years ended December 31, 2010, and 2011, 18,827 and 373, respectively, shares were earned. The Company recorded general and administrative expense of $352,440 and $7,466 during the years ended December 31, 2010, and 2011, respectively, related to the agreement.

On February 9, 2010, the Company entered into an agreement for the issuance of 36,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vested over a ten month period as follows: 18,000 on February 9, 2010 and 2,000 each month thereafter, through the vesting term. The issuance of the shares was contingent upon NYSE Amex approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $319,500 as prepaid consulting expenses for the initial 18,000 shares that were to be vested over three months and the remaining shares were expensed when earned. During the year ended December 31, 2010, all 36,000 shares were earned. The Company recorded general and administrative expense of $670,333 during the year ended December 31, 2010 related to the agreement.

On February 22, 2010, the Company agreed to issue 6,429 shares of common stock to settle an unpaid invoice in the amount of $45,000 of accounts payable through the date of the agreement, subject to NYSE Amex Approval. NYSE Amex approval was received on April 8, 2010 and the Company recorded the common stock issuance of $45,000 based on stock price on such date.

On March 1, 2010, the Company entered into an agreement for the issuance of 28,800 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The issuance of the shares was contingent upon NYSE Amex approval. NYSE Amex approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $127,800 as prepaid consulting expenses for the initial 7,200 shares that were to be vested over three months and the remaining shares were expensed when earned. During the years ended December 31, 2010 and 2011, 25,840 and 2,960, respectively, shares were earned. The Company recorded general and administrative expense of $472,260 and 47,600 during the year ended December 31, 2010 and 2011, respectively, related to the agreement.

On April 13, 2010, the Company entered into an agreement with Lyons Consulting for investor relation services through October 2010. The Company granted Lyons Consulting 8,000 shares of the Company’s common stock in exchange for services. The shares were approved by the NYSE Amex US on October 15, 2010, at which time the Company valued the shares at $16.5 per share. The Company recorded general and administrative expense of $132,000 during the year ended December 31, 2010 related to the agreement.

On May 10, 2010, the Company entered into an agreement with Uptick Marketing for marketing services through August 2010. The Company granted Uptick Marketing 10,000 shares of the Company’s common stock in exchange for services. The shares were approved by the NYSE Amex US on October 15, 2010, at which time the Company valued the shares at $16.5 per share. The Company recorded general and administrative expense of $165,000 during the year ended December 31, 2010 related to the agreement.

On August 1, 2010, the Company entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011. The Company granted Catawaba 8,000 shares of its common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares and were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010 and 2011 the Company amortized $43,333 and $34,667, respectively, related to the consulting agreement.

On August 1, 2010, the Company entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. The Company granted First International 8,000 shares of its common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the years ended December 31, 2010 and 2011, the Company amortized $65,000 and $13,000, respectively, related to the consulting agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 19,200 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex approval was received on December 3, 2010. During the years ended December 31, 2010 and 2011, 8,000 and 11,200, respectively, shares were earned. The Company recorded general and administrative expense of $78,000 and $153,287 during the year ended December 31, 2010 and 2011, respectively, related to the agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 28,800 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex approval was received on December 3, 2010. During the year ended December 31, 2010 and 2011, 12,000 and 16,800, respectively, shares were earned. The Company recorded general and administrative expense of $90,000 and $188,620, during the year ended December 31, 2010 and 2011, respectively, related to the agreement.

On January 1, 2011, we entered into an agreement for the issuance of 10,000 shares of common stock to Cantone Asset Management pursuant to a consulting agreement for consulting services to be provided from January 1, 2011 through December 31, 2011. The issuance of the shares was subject to NYSE Amex approval, and as such approval had not been received, the shares were not issued. On June 23, 2011, we became listed on the OTCQX exchange, and therefore, no longer required NYSE Amex approval. Due to the unavailability of authorized shares, the 10,000 shares were issued on January 6, 2012 (see Note 16). The shares were valued at $3.75 per share, the closing bid price for shares of our common stock on the date the Company’s common stock began trading on the OTCQX. The Company recorded general and administrative expense of $37,500 during the year ended December 31, 2011 related to the agreement.

On April 27, 2011, we entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through December 31, 2011. We granted Catawaba 30,000 shares of our common stock in exchange for services. On November 21, 2011, we entered into an amendment agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 1,400,000 shares in exchange for their services. As of December 31, 2011, a total of 788,333 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $463,458 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 641,667 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. Due to the unavailability of authorized shares, the 1,430,000 shares were issued on January 6, 2012 (See Note 16 Subsequent Events).

On May 1, 2011, we entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through December 31, 2011. We granted First International 30,000 shares of our common stock in exchange for services. On November 21, 2011, we entered into an amendment agreement with First International Capital Group, LTD (“First International”) for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 1,400,000 shares in exchange for their services. As of December 31, 2011, a total of 788,333 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $463,458 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 641,667 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. Due to the unavailability of authorized shares, the 1,430,000 shares were issued on January 6, 2012 (See Note 16 Subsequent Events).

On June 1, 2011, we entered into an agreement for the issuance of 32,000 shares of our common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided through December 31, 2011. On November 21, 2011, we entered into an amendment agreement with Garden State Securities for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 3,000,000 shares in exchange for their services. As of December 31, 2011, a total of 1,657,000 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $438,125 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 1,375,000 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. Due to the unavailability of authorized shares, the 3,032,000 shares were issued on January 4, 2012 (See Note 16 Subsequent Events).

On June 1, 2011, as later amended on August 7, 2011, we entered into an agreement for the issuance of 72,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided through May 31, 2012. On November 21, 2011, we entered into an amendment agreement with JFS Investments for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 4,000,000 shares in exchange for their services. As of December 31, 2011, a total of 2,208,667 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $440,967 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 1,863,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. On December 15, 2011, we issued an aggregate of 1,400,000 shares of common stock to consultant. Due to the unavailability of authorized shares, we issued the balance of 2,672,000 shares on January 6, 2012 (See Note 16 Subsequent Events).

On August 1, 2011, we entered into an agreement for the issuance of 12,000 shares of common stock to Galileo Asset Management (“Galileo”) pursuant to a consulting agreement for consulting services to be provided through December 31, 2011. On November 21, 2011, we entered into an amendment agreement with Galileo for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 400,000 shares in exchange for their services. As of December 31, 2011, a total of 228,667 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $47,523 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 183,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. Due to the unavailability of authorized shares, the 412,000 shares were issued in January 2012 (See Note 16 Subsequent Events).

On August 20, 2011, we entered into an agreement for the issuance of 48,000 shares of common stock to Brighton Capital (“Brighton”) pursuant to a consulting agreement for consulting services to be provided through July 15, 2011. On November 21, 2011, we entered into an amendment agreement with Brighton for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 4,000,000 shares in exchange for their services. As of December 31, 2011, a total of 2,214,667 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $520,167 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 1,833,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. On December 15, 2011, we issued an aggregate of 1,448,000 shares of common stock to consultant. Due to the unavailability of authorized shares, we issued the balance of 2,600,000 shares on January 6, 2012 (See Note 16 Subsequent Events).

On October 1, 2011, the Company entered into an agreement for marketing services through December 31, 2012 with OTT Enterprises LLC (“OTT”). On November 1, 2011, the Company granted to OTT three years 4,000,000 warrants, with $.175 exercise price, with a cashless provision effective after 1 year if no Registration Statement is filed to register the underlying shares. The consultant has a beneficial ownership limit of 9.99%. Also, has resale volume restrictions (as % of aggregate trading volume of the Company common stock) as follow: for Trading Day preceding sale and a stock price between $0-$1.25 than 12.5%, $1.25-$2.5 than 25%, $2.5-$3.75 than 37.5%. The warrant was valued using Black Scholes Options Pricing Model to $728,907 and the value is amortized over the life of the agreement. As of December 31, 2011, the Company has recorded an aggregate of $145,781 as consulting expense in selling, general and administrative expenses. (See Note 16 Subsequent Events).

As previously disclosed, Alpha Capital Anstalt (“Alpha Capital”) and Whalehaven Capital Fund Ltd (‘Whalehaven”, and together with Alpha Capital, collectively the "Plaintiffs") filed a complaint against us regarding the number of warrants Plaintiffs received in a registered direct offering we completed in November 2009 and the shareholder vote we obtained at our December 3, 2010 annual shareholder meeting. As later reported, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs pursuant to which we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance, which shares were evidenced in part by convertible promissory notes issued to the Plaintiffs. Such Settlement Agreement, as amended on May 23, 2011 (the “Original Settlement Agreement”), was approved by the United States District Court for the Southern District of New York (the “Court”) which issued an order providing that the common stock issuable under the notes were exempt securities under Section 3(a)(10) of the Securities Act of 1933, as amended. As further reported, on July 19, 2011 the Plaintiffs wrote a letter to the Court that we failed to perform our obligations under the Original Settlement Agreement, which allegations we have been disputed. Pursuant thereto, to avoid litigation, on August 25, 2011, we entered into new settlement agreement with Plaintiffs that amended and restated the Original Settlement Agreement (the “Final Settlement Agreement”), which was approved by the Court on August 26, 2011. Under the terms of the Final Settlement Agreement, we issued our 8% convertible promissory notes in the principal amount of $4,559,842.41 to Alpha Capital and $3,496,415.91 to Whalehaven (the “Notes”). (For a complete discussion of the Final Settlement Agreement and Notes, please see the Current Report on Form 8-K that we filed on August 29, 2011.) Additionally, we agreed to issue Plaintiffs additional Non-Restricted Shares (the “True Up Shares”) to adjust, based on the recent reductions in the closing prices of our publicly trades shares, the number of shares we previously issued to the Plaintiffs in connection with prior conversions of the notes we issued under the Original Settlement Agreement. We agreed to reserve an aggregate of 7 million shares of authorized and previously unissued Common Stock for potential issuance to the Plaintiffs for issuance upon their conversion of the Notes. We further agreed to keep a sufficient number of shares of Common Stock for purposes of enabling issuing all of the Settlement Shares pursuant to the Final Settlement Agreement and the Notes. As of December 31, 2011, we have issued a total of 3,720,000 True-Up Shares to Alpha Capital and 2,196,000 True-Up Shares to Whalehaven. As of December 31, 2011, an aggregate of 44,400,232 shares are issuable to Plaintiffs, as follow: 24,758,988 True-Up Shares to Alpha Capital and 19,641,945 True-Up Shares to Whalehaven (See Note 16 Subsequent Events).

On or around December 23, 2011, we issued an aggregate of 4,346,333 shares of our common stock to the holders of JPI convertible debentures as per the automatic exchange provision contained therein for conversion of the $1 million guarantee and associated interest of $86,583. Following such issuance, the JPI debentures are fully converted.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010, and should be read in conjunction with such consolidated financial statements and related notes included in this report.

The Company

Since November 2011, we have been experiencing severe working capital shortages. To maintain current in our reporting requirements, we entered into an agreement with our 2011 Noteholders and RDO Noteholders to exercise outstanding warrants equal in amount to $150,000. However, such funds may only be used for such reporting requirement maintenance. If we are unable to raise additional financing, increase sales of our product or complete a business transaction that would improve our financial situation, we will be forced to cease operations and potentially declare bankruptcy.

We are engaged in the research, development, manufacture, sale and marketing of Onko-Sure®, a proprietary in-vitro diagnostic (IVD) cancer test kit. Onko-Sure® is sold as a blood test for cancer in the Europe (CE Mark certified), India, Japan, Taiwan, Korea, Vietnam and in Chile (research use). In the United States, it is cleared by the FDA only for the monitoring of colorectal cancer and is approved in Canada (by Health Canada) for lung cancer detection and lung cancer treatment monitoring.

For fiscal year 2011 and 2010, the Company generated approximately $314,000 and $232,000, respectively, in the sales of the Company’s Onko-Sure® IVD cancer diagnostic test kits.

Subject to receipt of adequate working capital financing, we hoped that revenues from Onko-Sure® would increase in 2012 as a result of initiatives including outreach to healthcare professionals and the negotiation of additional distribution agreements anticipated to expand the IVD cancer diagnostic test into key international markets. Due to the lack of funding, our plans on increasing our distribution have been suspended until we receive adequate working capital financing, we will not be able to implement our distribution strategy at the rate we anticipate, which will have a materially adverse effect on anticipated 2012 revenues.

As a result of our working capital deficiencies, we have recently laid off a substantial portion of our work force and are currently operating on a minimal basis with only two employees and three former employee consultants. The current focus of our operations is to ensure that our existing Onko-Sure® customers and any future customers are able to place orders and receive kits on a timely basis. We have an Onko-Sure® production continuity arrangement in place with one vendor. At the current time, the Company believes that it does not require any additional staff to perform this limited manufacturing, quality control and selling process.

The Company appointed a committee of three independent directors to assess available options open to the Company to enable us to continue operations, or find a suitable merger candidate or buyer of our technology. Although our remaining sales team continues to work towards completing pending and future sales of our Onko-Sure ® test kit, if these sales are not completed and we do not otherwise raise additional funds in the immediate future, it is likely that we will be forced to cease all operations and might seek protection from our creditors under the United States bankruptcy laws. To date, neither the Company, it’s management or the committee has been able to resolve the default with our noteholder and/or establish a definitive plan to revitalize the Company.

We manufacture our proprietary Onko-Sure® cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are an FDA approved Good Manufacturing Practices manufacturing facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

We refocused our business on the development, manufacture and marketing of advanced medical diagnostic products, including our Onko-Sure®, a proprietary in-vitro diagnostic cancer test kit. During the second half of fiscal year 2009, we repositioned various business assets that we believed would enable us to monetize the value of such assets either through new partnerships, separate potential IPO’s, or possible sales. These assets include: (i) our 97.4% ownership in China-based pharmaceuticals business, Jade Pharmaceuticals Inc. (“JPI”); and (ii) our 100% ownership of a proprietary cancer vaccine therapy technology: Combined Immunogene Therapy (“CIT”). In connection with the deconsolidation of JPI, effective September 29, 2009, we reclassified JPI as a business investment, rather than as a condensed consolidated operating subsidiary. As of December 31, 2010, we wrote off and have fully impaired our investment in JPI. See accompanying financial statements for the year ended December 31, 2010.

On September 25, 2009, we changed our name from “AMDL, Inc.” to “Radient Pharmaceuticals Corporation.” We believe Radient Pharmaceuticals as a brand name has considerable market appeal and reflects our new corporate direction and branding statements.

Onko-Sure® Cancer Test Kit

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

Our Onko-Sure® in- vitro diagnostic test enables physicians and their patients to effectively detect and/or monitor the treatment and recurrence of solid tumors by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). Onko-Sure® is a simple, non-invasive blood test used for the detection and/or monitoring of 19 different types of cancer including: colon, rectal, lung, stomach, tongue, ovarian, uterine, liver, pancreatic, bladder, brain, esophageal, hematological, breast, prostate, cervical, thyroid, lymphoma and trophoblast cancers. We believe that Onko-Sure® can be a valuable diagnostic tool in the worldwide battle against cancer, the second leading cause of death worldwide. Because the Onko-Sure® test kit is a non-invasive blood test, we believe that there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the Onko-Sure® test kit results with other clinically relevant diagnostic modalities. While the Onko-Sure®, like other blood biomarker tests, could be helpful in cancer detection, the attending physician is required to use other testing methods to confirm the type of cancer.

We believe that Onko-Sure® has the potential to be used as a general cancer screening test. We are involved with research conducted with CLIA Laboratories to expand on the Clinical utility of Onko-Sure®.

In-Vitro Cancer Research and Development

During the year ended December 31, 2011, we incurred expenses of $115,476 in research and development related to the Onko-Sure®, as compared to $673,918 for the same period in 2010. These expenditures were incurred as part of our efforts to produce Onko-Sure® components which will increase our manufacturing capacity, improve the existing Onko-Sure®.

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

Due to the lack of funding and in an effort to conserve cash, we have as of the date of this report suspended all research and development. If we are successful in obtaining additional financing in 2012, we will restart research and development focusing on additional research in different cancer types, support research to continually improve our Onko-Sure® test kit.

In addition, if additional funding is received, we will continue to research the validity of our next generation version of our current Onko-Sure® test kit. We anticipate additional costs will be incurred to fund research, to expand on the clinical utility of Onko-Sure® and development costs associated with entry into new markets.

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

In December 2010, we formed NuVax Therapeutics, Inc. (“NuVax”) with Javia’s CEO Dr. Umesh Bhatia by creating a platform to expand the planned collaboration to include significantly expanded clinical trials in multiple international locations and in the U.S., and the in-licensing of other novel cancer fighting technologies. All rights to our CIT technology will be transferred to NuVax, currently our 100% wholly-owned subsidiary. All further development and commercialization of CIT and other to-be licensed novel cancer fighting technologies will be made at NuVax.

In January 2011, NuVax signed four exclusive license agreements with the University of Florida Research Foundation, Inc. (“UFRF”), for the development and marketing of a cancer therapeutic product developed by the UFRF. In July 2011, the UFRF terminated the agreements due to lack of funding.

On August 29, 2011, due to lack of funding and activity, Umesh Batia resigned as CEO and Director of Nuvax. As of the date of this report, we have not generated any revenues and incurred license termination fee expenses for NuVax. Until we can complete funding for NuVax, we will continue to have minimal activity in NuVax.

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

Revenue Recognition. Revenues from the sales of our products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

During 2010 and 2011, we entered into several distribution agreements for various geographic locations with third parties. Under the terms of some of the agreements, we sell products to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide us quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by us. Until the price is fixed and determinable, we defer the recognition of revenues under these arrangements.

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

Share-Based Compensation Expense. All issuances of our common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date.

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

Beneficial Conversion Feature. In certain instances, we enter into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”). In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method which approximates the effective interest rate method.

Derivative Financial Instruments. We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the year ended December 31, 2010, we issued convertible debt with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and a reset provision associated with the exercise price of the warrants. We compute the fair value of these derivative liabilities on the grant date and various measurement dates using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, we have determined that the Binomial Lattice Model was most appropriate for valuing these instruments. During the year 2011, all the new convertible debt and preferred stock with warrants issued has same provision, and we used the Binomial Lattice Model for valuing these instruments.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,		Difference
	2011	2010	$	%

Net revenues	$313,559	$231,662	$81,897	35%
Cost of sales	$51,776	46,325	5,451	12%
Gross profit	261,783	185,337	76,446	41%

Operating expenses:
Research and development	115,476	673,918	(558,442)	-83%
Selling, general and administrative	10,116,691	9,882,737	233,953	2%
Impairment of receivable from JPI	-	2,675,000	(2,675,000)	-100%
Impairment of intangible assets	-	1,058,333	(1,058,333)	-100%
Total operating expenses	10,232,166	14,289,988	(4,057,822)	-28%

Loss from operations	(9,970,383)	(14,104,651)	(4,134,268)	-29%

Other income (expense):
Interest expense	(56,562,089)	(38,485,599)	(18,076,490)	47%
Other expense, net	(319)	(13,613)	13,294	-98%
Change in fair value of derivative liabilities	37,204,639	(9,366,515)	46,571,154	*
Impairment on investment in JPI	-	(20,500,000)	20,500,000	-100%
Loss on extinguishment of debt	(45,031,825)	(3,241,475)	(41,790,350)	*
Loss on legal settlement	(10,987,055)	-	(10,987,055)	100%
Loss on guarantee	(840,237)	-	(840,237)	100%
Total other expense, net	(76,216,886)	(71,607,202)	(4,609,684)	6%
Loss from operations before provision for income taxes	(86,187,269)	(85,711,853)	(475,416)	1%
Provision for income taxes	-	-	-	-
Net loss	$(86,187,269)	$(85,711,853)	$(475,416)	1%

*	Percentage difference is over 100%

Net Revenues

Net revenues for the year ended December 31, 2011 was $313,559 compared to $231,662 for the same period in 2010. This increase of 35% is due to increased orders for the Onko-Sure® test kits. During fiscal 2011 and 2010, we had three and four customers, respectively which represented approximately 64% and 94%, respectively of our net revenues. For the year ended December 31, 2011 and 2010, two customers were based in the U.S. and represented approximately 42% and 59%, respectively of our net revenues and one and two customers were based outside the U.S. and represented approximately 22% and 35%, respectively of our net revenues. Revenues were primarily earned from the sale of Onko-Sure® test kits. Due to the lack of funding, we suspended our marketing program which may have a negative impact on U.S. Sales. If additional funding is received, our goal is to enter into additional exclusive or non-exclusive distribution agreements for various regions..

Our expectations concerning future sales represent forward-looking statements that are subject to certain risks and uncertainties which could result in sales below those achieved in previous periods. Sales of Onko-Sure® test kits in 2012 will be impacted by the suspension of our marketing program due to the lack of funding. In addition, 2012 sales could be negatively impacted by potential competing products, lack of adequate supply and overall market acceptance of our products. Also, given our severe working capital deficiencies and the recent lay off of a substantial portion of our workforce, it is extremely likely that we will not be able to continue to grow sales and will likely have difficulties meeting the requirements of existing customers.

We have a limited supply of one of the key components of the Onko-Sure® test kit. The anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. Currently, we have two lots remaining which are estimated to produce approximately 21,000 kits. In order to utilize in kits, we will need to purify and quality control the lots. We currently have enough purified and quality checked anti-fibrinogen-HRP to manufacture 200 kits. We currently do not have funds necessary to perform this action. If we are unable to locate additional funds, our ability to meet the requirements of existing customers and develop any new customers will be greatly impacted and our 2012 sales will be materially affected.

Due to the lack of funding, we suspended until additional funding can be obtained, research and development of alternatives or investigation of outsourcing alternatives for the anti-fibrinogen-HRP. Even if additional funding is obtained and research and development is re-started, we cannot assure that this anti-fibrinogen-HRP replacement will be completed.

Gross Profit

Gross profit increased approximately 41% to $261,783 for the year ended December 31, 2011 from $185,337 for the year ended December 31, 2010 due to increased sales volume of the Onko-Sure® test kit.

The major components of cost of sales include raw materials, wages and salary and production overhead. Production overhead is comprised of depreciation of manufacturing equipment, utilities and repairs and maintenance.

Research and Development

All research and development costs are comprised of expanding our research and development of the Onko-Sure® test kit. During the year ended December 31, 2011, we incurred $115,476 on research and development expenses related to the Onko-Sure® test kit, compared to $673,918 for the same period in 2010. This is a decrease of approximately 83%. Our research and development expenses decrease due to the shortage of cash flow in 2011.

Prior to our extreme funding difficulties, we expected research and development expenditures to increase during 2012 due to:

•	Search for and retain staff and consultants needed to re-start the research and development process ;

•	Additional costs involved with consultants and the research conducted with CLIA Laboratories to expand on the clinical utility of Onko-Sure®;

•	Costs necessary to conduct additional clinical studies;

•	Additional collaboration costs to cover validation of this product for other types of cancers worldwide.

However, given our working capital deficiencies and inability to maintain our previous operations, it is extremely likely that we will not be able to launch these initiatives in 2012. If additional funding is located, we will evaluate these programs on a case-by-case basis to determine the best use of any new operational funding. Furthermore, our inability to continue our research and development activities will negatively impact sales going forward.

Selling, General and Administrative

Selling, general and administrative expenses were $10,116,690 for the year ended December 31, 2011 as compared to $9,882,737 in 2010.

Selling, general and administrative expenses consist primarily of consulting (including financial consulting) and legal expenses, director and commitment fees, regulatory compliance, patent protection, payroll, payroll taxes, investor and public relations, professional fees, and stock exchange and shareholder services expenses.

Included in selling, general and administrative expenses were non-cash expenses incurred during the years ended December 31, 2011 and 2010, respectively, of $3,625,248 and $3,222,589 for common stock, options and warrants issued to consultants for services and $1,102,190 and $2,018,458 for options issued to employees and directors. The increase in selling, general and administrative expenses is primarily due to increase of cash and noncash expenses of marketing, investor relations and secondarily due to increased accounting and other professional fees. The increases in these categories are related to 2011 debt financing and the extensive work on SEC correspondence and Registration Statements during fiscal year 2011. This increase is offset by the decrease in non-cash salary and wages expenses due valuations of stock options granted in the current year.

As of the date of this report, except for two, all employees have been laid off due to the lack of funding. In addition, all services and activities contained in the selling, general and administrative expense category, except for expenses and services related to preserving the Corporate entity have been suspended pending obtaining additional financing.

The table below details the major components of selling, general and administrative expenses incurred:

	Year Ended December 31,		Difference
	2011	2010	$	%

Investor relations (including value of warrants/common stock shares)	3,586,170	3,376,842	209,328	6%
Salary and wages (including value of options)	2,573,703	3,247,653	(673,950)	-21%
Accounting and other professional fees	2,579,308	2,101,404	477,904	23%
Directors fees (including value of options)	366,139	250,143	115,996	46%
Rent and office expenses	197,339	205,198	(7,859)	-4%
Employee benefits	134,391	134,058	333	0%
Travel and entertainment	216,334	206,743	9,591	5%
Insurance	84,990	76,350	8,640	11%
Taxes and licenses	62,187	87,261	(25,074)	-29%
Patent expenses	112,462	1,961	110,501	*
Other	203,667	195,124	8,543	4%
Total	$10,116,690	$9,882,737	$233,953	2%

*	Percentage difference is over 100%

Impairments

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

Other Income (Expense)

The increase of approximately $4.6 million in total other expenses, net is primarily due to approximately $41.8 million increase in loss on extinguishment of debt as a result of the November 2011 exchange transaction that included the valuation of derivative liabilities and accelerated amortization of debt discounts, $18.1 million increase in interest expense due to the interest penalties, triggering events, issuance of debt instruments and warrants with derivative liabilities and amortization of the related debt discounts and debt issuance costs, approximately $11 million loss on legal settlement, loss of approximately $840,000 in guarantee, offset by the approximately $46.6 million net gain on change in fair value of derivative liabilities for the year ended December 31, 2011.

Interest Expense

Interest expense for the years ended December 31, 2011 and 2010 was $56,562,089 and $38,485,599, respectively.

Interest expense increased due to the issuance of convertible debt instruments with warrants treated as derivative liabilities, penalties related to trigger events and defaults on convertible debt, and the amortization of the related debt discounts and debt issuance costs during the year ended December 31, 2011.

Interest expense is primarily comprised of (i) $13,864,498 in excess fair value of the debt discount, recorded at origination, for the January 2011 Financing, July and November Exchanged Notes for the derivatives associated with the conversion feature and warrants, (ii) $740,206 in accrued interest and penalties added to derivatives, (iii) $24,151,821 of amortization of debt discounts and debt issuance costs on convertible debt balances, (iv) $485,246 in incremental costs of re-pricing warrants in connection with the exchange of the Senior Notes into convertible debt, (v) $15,551,761 in registration and default penalties and late fees added to the principal for the January 2011 Financing, (vi) $923,674 of interest expense on the outstanding principal balance and (vii) $718,320 cost of True Up shares issued for Alpha and Whalehaven. (see the following table).

		Fair Value of Derivatives in Excess of Debt Discounts	Penalties Added To Principal	Interest and Penalties Added to Derivatives	Amortization of Debt Issuance Cost	Amortization of Debt Discount	Other	Total
		[1]	[6]	[7]	[8]	[8]
Convertible Debt:
1st Closing		$-	$-	$1,090	$-	$-	$-	$1,090
2nd Closing			32,934	42,165	112,613	1,466,391	-	1,654,103
3rd Closing		-	219,446	41,485	42,006	749,429	-	1,052,366
4th Closing		-	-	4,214	16,207	199,830	-	220,251
2011 Notes & Exchanges		13,864,498	-	26,118	1,066,195	20,499,150	-	35,455,961
2011 PS & Exchanges		-	-	24,868	-	-	-	24,868
Promissory Notes (A&W)		-	234,553	113,333	-	-		347,886
Incremental cost of re-pricing of warrants	[2]	-	-	-	-	-	485,246	485,246
Registration, default, and late payment penalties	[3]	-	15,551,761	-	-	-	-	15,551,761
Registration penalties paid in cash	[3]	-		-	-	-	126,563	126,563
Interest on debt	[4]	-	-	-	-	-	923,674	923,674
A&W True Up shares	[5]	-	-	-	-	-	718,320	718,320
Total Interest expense		$13,864,498	$16,038,694	$253,273	$1,237,021	$22,914,800	$2,253,803	$56,562,089

[1] This amount represents the excess fair value of the derivative liability associated with the embedded conversion feature and warrants beyond the full debt discount taken (see Note 8 of the accompanying consolidated financial statements).

[2] This amount represents the incremental costs associated with the re-pricing of warrants issued in connection with the Senior Notes exchanged for convertible debt in January 2011.

[3] This amount represents registration penalties of $253,125 due to the registration of the shares underlying the January 2011 Notes not being declared effective as of March 31, 2011, late payment penalties of $326,425, and default penalties of $15,098,774 for the January 2011 Financing (see Note 8 of the accompanying consolidated financial statements).

[4] This amount represents the interest portion of the debt based on the respective interest rates as noted, during the year ended December 31, 2011 (see Note 8 of the accompanying consolidated financial statements).

[5] This amount represents the cost of shares issued for True Up to Alpha and Whalehaven (see Note 8 of the accompanying consolidated financial statements).

[6] This represents penalties added to certain note holders in regards to their forbearance agreement (see Note 8 of the accompanying consolidated financial statements).

[7] This represents the fair value of the derivative liability associated with the interest and penalties added to the notes (see Note 8 of the accompanying consolidated financial statements).

[8] Total amortization of debt discount and debt issuance costs for the year ended December 31, 2011 was $24,151,821.

2010 Interest Expense:

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

Loss from operations

For the year ended December 31, 2011 the Company’s loss from operations was $86,187,269 or ($6.83) per share compared to the year ended December 31, 2010 when the Company’s loss from operations was $85,711,853 or ($72.08) per share.

Liquidity and Capital Resources

For the year ended December 31, 2011, the Company’s cash increased by $143,276 to $196,657, compared to a net increase in cash of $41,236 to $53,381 for the same period in 2010.

Historically, our operations have not been a source of liquidity. At December 31, 2011, we had a significant amount of relatively short term indebtedness that was in default or past due and we may be unable to satisfy our obligations to pay interest and principal thereon. As of December 31, 2011, we had the following approximate amounts of outstanding short term indebtedness:

(i)	Accrued interest of approximately $606,224;

(ii)	Approximately $46,000 in unsecured convertible notes bearing default interest at 10% per annum increased to 18% per annum due to failure to pay the Notes by September 29, 2011. (See Note 8 of the accompanying consolidated financial statements.)

(iii)	Approximately $8.1 million in legal settlement promissory notes, bearing interest at 8% per annum. We are obligated to retire the Notes in monthly installments, commencing January 31, 2012, by payment in cash or (at our sole option) by delivery of shares of our common stock in an amount equal to 6.25% of the initial principal amount of each Note, plus accrued interest.

(iv)	Approximately $4.5 million in Series B and C convertible Preferred Stock, accruing dividends at 4% per annum

(iv)	Approximately $4.9 million in senior unsecured promissory notes bearing interest at 18% interest, payable quarterly in cash, which are due between December 2011 and May 2011.

Operating activities

Net cash in used in operating activities in the year ended December 31, 2011, was $5,654,228 compared with cash used in operating activities of continuing operations of $7,112,307 for the same period in 2010.

The primary use of cash in operations during the year ended December 31, 2011 and 2010 was the net loss of approximately $86.2 million and $85.7 million, respectively. The effect of the net loss during the year ended December 31, 2011 was partially offset by significant non-cash activity such as:

(i)	approximately $24.2 million for the amortization of debt issuance costs and debt discounts,
(ii)	approximately $1.1 million for the fair value of options granted to employees and directors for service,
(iii)	approximately $3.6 million representing the fair market value of common stock, warrants and options expensed for services,
(iv)	approximately $16.0 million related to additional principal added for triggering events, and forbearance agreements,
(v)	approximately $11.0 million representing additional principal added for settlement ,
(vi)	approximately $45 million representing loss on extinguishment of debt, and
(vii)	approximately $14.1 million representing interest expense related to fair value of derivative instruments granted, and
(viii)	approximately $37.2 million representing the change in fair value of the derivative liabilities.

Due to the lack of funds, we suspended most operating activities except for those critical to preserving the Corporate entity.

Investing activities

We used $30,459 in investing activities from operations in the year ended December 31, 2011 compared with $27,990 for the same period in 2010.

Financing activities

Net cash provided by financing activities from operations was $5,827,963 for the year ended December 31, 2011, primarily consisting of the net proceeds of $6,820,000 from the issuance of convertible debt, net proceeds of $433,780 from exercise of Series B warrants for Series C Preferred Stock, net proceeds of $159,763 from JPI guarantee and net proceeds of $101,920 from the exercise of warrants into common stock. Such increase was offset by $1,687,500 of principal payments related to the 2011 financing. Net cash provided by financing activities was $7,181,533 for the year ended December 31, 2010, primarily consisting of the net proceeds of $6,308,000 from the issuance of convertible debt, and net proceeds of $873,533 from the exercise of warrants into common stock.

Future Capital Needs

If funding is obtained, we expect to incur additional capital expenditures in 2012 in the form of re-starting operations by retaining qualified individuals for manufacturing, accounting and support staff. Depending on the extent of funding, we intend to re-start the project to further develop the Onko-Sure® test kit and upgrading manufacturing lines in Tustin.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $86,187,269 and $85,711,853 for the years ended December 31, 2011 and 2010, respectively, and had an accumulated deficit of $224,337,675 at December 31, 2011. In addition, we used cash in operating activities of continuing operations of $5,654,228 and had a working capital deficit of approximately $49.8 million. These factors raise substantial doubt about our ability to continue as a going concern.

Due to the lack of funding, as of April 17, 2012, all employees, except for two have been laid off. Former employees are retained on a consulting basis as needed. In addition, except for activities and expenses related to preserving the Corporate entity, all activity has been suspended pending obtaining additional funding. As a result, the Company’s monthly cash requirement has decreased to approximately$40,000 per month. This monthly cash requirement does not include any extraordinary items or expenditures, including cash payments for debt penalties or recurring principal and interest payments, payments for clinical trials for our Onko-Sure® test kit, research conducted through CLIA Laboratories or expenditures related to further development of the CIT technology, as no significant expenditures are anticipated other than recurring legal fees related to outstanding legal proceedings. Based on our current cash position, without additional financing we are notable to pay our all of our past obligations.

Management’s plans include seeking financing, conversion of certain existing notes payable and related warrant obligations to preferred and common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs. To date, management has been unable to establish a definitive plan to locate funding and/or any partnership or alliance to allow us to address our significant capital deficiencies.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the ability to retain skilled workers to manufacture kit and conduct research and development, (ii) ability to re-start operations, (iii) the absence of substantive distribution network for our Onko-Sure® kits, (iv) the absence of any significant commitments or firm orders from our distributors, (v) existing defaults and potential defaults in existing indebtedness, and (vi) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the Onko-Sure ® test kit and the lack of distributors meeting their quarterly minimum purchase requirements make it impossible to identify any trends in our business prospects.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Radient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Radient Pharmaceuticals Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radient Pharmaceuticals Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16 to the consolidated financial statements, on February 22, 2012, the Company was delisted from the Pink OTC Markets, which constituted an event of default under certain of the Company’s outstanding notes.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, had negative cash flows from operations in 2011 and 2010, and has a working capital deficit of approximately $49.8 million at December 31, 2011. These items raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP
Costa Mesa, California
June 29, 2012

RADIENT PHARMACUETICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$196,657	$53,381
Accounts receivable	6,835	2,603
Inventories	89,787	82,904
Prepaid expenses and other current assets	141,888	134,915
Prepaid consulting	675,288	330,998
Debt issuance cost	-	170,827
Total current assets	1,110,455	775,628
Property and equipment, net	65,685	75,962
Other assets	-	5,370
Total assets	$1,176,140	$856,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$895,920	$1,065,768
Accrued salaries and wages	231,991	294,604
Accrued share-based compensation	1,816,965	-
Accrued interest expense	606,224	2,209,733
Derivative liabilities	38,366,767	29,065,864
Deferred revenue	-	24,750
Convertible notes and preferred stock, net of discounts of $8,544,200 and $2,415,647, respectively	8,948,131	16,509,288
Notes payable	-	4,581,923
Total current liabilities	50,865,998	53,751,930
Commitments and contingencies	-	-
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
Series A: 670,100 issued and 0 outstanding at December 31, 2011 and 2010, respectively	-	-
Series B: 402,441 issued and 395,602 and 0 outstanding at December 31, 2011 and 2010, respectively	-	-
Series C: 50,000 and 0 issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock, $0.001 par value; 5,000,000,000 and 8,000,000 shares authorized at December 31, 2011 and 2010, respectively;
42,178,095 and 1,536,087 shares issued at December 31, 2011 and 2010, respectively;
42,178,095 and 1,500,087 shares outstanding at December 31, 2011 and 2010, respectively	42,178	1,500
Additional paid-in capital	174,605,639	85,253,936
Accumulated deficit	(224,337,675)	(138,150,406)
Total stockholders’ deficit	(49,689,858)	(52,894,970)
Total liabilities and stockholders’ deficit	$1,176,140	$856,960

See accompanying notes to consolidated financial statements.

RADIENT PHARMACUETICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Net revenues	$313,559	$231,662
Cost of sales	51,776	46,325
Gross profit	261,783	185,337
Operating expenses:
Research and development	115,476	673,918
Selling, general and administrative	10,116,690	9,882,737
Impairment of receivable from JPI	-	2,675,000
Impairment of intangible assets	-	1,058,333
Total operating expenses	10,232,166	14,289,988
Loss from operations	(9,970,383)	(14,104,651)
Other income (expense):
Interest expense	(56,562,089)	(38,485,599)
Other expense, net	(319)	(13,613)
Change in fair value of derivative liabilities	37,204,639	(9,366,515)
Impairment on investment in JPI	-	(20,500,000)
Loss on extinguishment of debt	(45,031,825)	(3,241,475)
Loss on legal settlement	(10,987,055)	-
Loss on guarantee	(840,237)	-
Total other expense, net	(76,216,886)	(71,607,202)
Loss before provision for income taxes	(86,187,269)	(85,711,853)
Provision for income taxes	-	-
Net loss	$(86,187,269)	$(85,711,853)
Basic and diluted loss per common share:
Net loss	$(6.83)	$(72.08)
Weighted average common shares outstanding basic and diluted	12,612,759	1,189,097

See accompanying notes to consolidated financial statements.

RADIENT PHARMACUETICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For The Years Ended December 31, 2011 and 2010

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	890,618	$891	-	$-	$73,130,422	$(52,438,553)	$20,692,760
	-
Common stock issued for consulting services	195,714	196	-	-	2,794,727	-	2,794,923
Share-based employee and director compensation	-	-	-	-	2,018,458	-	2,018,458
Common stock issued for settlement of accounts payable	6,428	6	-	-	44,994	-	45,000
Estimated fair value of warrants and options issued to third parties for services	-	-	-	-	400,000	-	400,000
Common stock issued for the voluntary conversion of debt and accrued interest	309,173	309	-	-	4,372,999	-	4,373,308
Common stock issued for the exercise of warrants	98,154	98	-	-	873,435	-	873,533
Reclassification of derivative liability due to conversion of debt and exercise of warrants	-	-	-	-	1,343,752	-	1,343,752
Beneficial conversion feature of debt	-	-	-	-	275,149	-	275,149
Net loss	-	-	-	-	-	(85,711,853)	(85,711,853)
Balance, December 31, 2010	1,500,087	$1,500	-	$-	$85,253,936	$(138,150,406)	$(52,894,970)

Common stock issued for consulting services	2,905,714	2,906	-	-	1,329,665	-	1,332,571
Share-based compensation- employees, directors and legal counsel	-	-	-	-	1,102,190	-	1,102,190
Common stock issued to directors for services	4,800	5	-	-	31,175	-	31,180
Common stock issued for legal settlement	20,000	20	-	-	140,380	-	140,400
Common stock issued for conversion of debt, preferred stock and accrued interest	26,503,634	26,504	-	-	32,829,480	-	32,855,984
Common stock issued for the exercise of warrants, net of commission of $10,080	16,000	16	-	-	101,904	-	101,920
Common stock issued for the cashless exercise of warrants	965,527	965	-	-	(965)	-	-
Fair value of true-up shares issued to Alpha & Whalehaven	5,916,000	5,916	-	-	712,404	-	718,320
Legal fees related to Series B warrants exercised for Series C Preferred stock	-	-	-	-	(66,221)	-	(66,221)
Common stock issued for JPI guarantee	4,346,333	4,346	-	-	1,082,237	-	1,086,583
Reclassification of derivative liabilities due to conversion of preferred stock, debt, accrued interest, and exercise of warrants		-	-	-	48,687,276	-	48,687,276
Beneficial conversion feature	-	-	-	-	4,441,563	-	4,441,563
Repricing of warrants	-	-	-	-	485,246	-	485,246
Reclassification of warrants and beneficial conversion feature not previously classified as derivatives	-	-	-	-	(1,524,631)	-	(1,524,631)
Net loss		-	-	-		(86,187,269)	(86,187,269)
Balance, December 31, 2011	42,178,095	$42,178	-	$-	$174,605,639	$(224,337,675)	$(49,689,858)

See accompanying notes to consolidated financial statements.

RADIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(86,187,269)	$(85,711,853)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,736	135,575
Amortization of debt discount and accretion of debt issuance costs	24,151,821	13,479,950
Impairment of receivable from JPI	-	2,675,000
Impairment of intangible assets	-	1,058,333
Impairment on investment in JPI	-	20,500,000
Interest expense related to fair value of derivative instruments granted	14,117,771	14,587,820
Interest expense related to additional principal added for penalties and triggering events	16,038,694	8,207,030
Interest expense related to incremental value of shares and warrants issued to note holders	485,246	81,780
Interest expense related to true up shares for A&W	718,320	-
Loss on JPI guarantee	840,237	-
Loss on debt extinguishment	45,031,825	3,241,475
Additional principal added for Legal settlement	10,987,055	-
Fair value of common stock shares issued to directors services	31,180	-
Share-based compensation related to options granted to employees, directors and consultants for services	1,102,190	2,018,458
Share-based compensation related to common stock and warrants expensed for services	3,625,248	3,222,589
Change in fair value of derivative liabilities	(37,204,639)	9,366,515
Changes in operating assets and liabilities:
Accounts receivable	(4,232)	(2,603)
Inventories	(6,883)	(3,649)
Prepaid expenses and other assets	(1,602)	22,944
Accounts payable, accrued expenses, accrued salaries and wages	604,824	86,707
Deferred revenue	(24,750)	(78,378)
Net cash used in operating activities	(5,654,228)	(7,112,307)

Cash flows from investing activities:
Purchase of property and equipment	(30,459)	(27,990)
Net cash used in investing activities	(30,459)	(27,990)

Cash flows from financing activities:
Payments on convertible debt, 2011 financing	(1,687,500)	-
Proceeds from issuance of convertible debt, net of cash offering costs	6,820,000	6,308,000
Proceeds from JPI guarantee	159,763	-
Proceeds from exercise of Series B warrants for Series C Preferred stock	433,780	-
Proceeds from the exercise of warrants and options, net of commission and expenses	101,920	873,533
Net cash provided by financing activities	5,827,963	7,181,533

Net change in cash	143,276	41,236
Cash, beginning of year	53,381	12,145

Cash, end of year	$196,657	$53,381

See Note 1 to consolidated financial statements for supplemental cash flow information and non-cash investing and financing activities.

See accompanying notes to consolidated financial statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since inception, Radient Pharmaceuticals Corporation (the “Company”, “Radient”, “we”, “our”, or “us”), a Delaware Corporation has been engaged in the research, development, manufacturing, sale and marketing of our Onko-Sure ® test kit, which is a proprietary in-vitro diagnostic (or IVD) cancer test. We market our Onko-Sure® test kits in the United States, Canada, Chile, Europe, India, Korea, Japan, Taiwan, Vietnam and other markets throughout the world. Our product is sold either directly to Clinical Laboratory Improvement Amendments (“CLIA”) certified reference laboratories or to third party distributors, who then resell to CLIA certified reference laboratories in the United States as well as clinical reference labs, hospital laboratories and physician operated laboratories in the international market.

Our Onko-Sure® IVD test enables physicians and their patients to detect and/or monitor the treatment/recurrence of solid tumors by measuring the accumulation of specific breakdown products in the blood called Fibrin and Fibrinogen Degradation Products (FDP). Onko-Sure® is a simple, non-invasive blood test designed to be used for the detection and/or monitoring of 19 different types of cancer including: lung, breast, tongue, stomach, liver, colon, rectal, bladder, brain, hematological, prostate, ovarian, esophageal, cervical, uterine, liver, trophoblastic, thyroid, malignant lymphoma, and pancreatic cancers. We believe that Onko-Sure® can be a valuable diagnostic tool in the worldwide battle against cancer. Because the Onko-Sure® test kit is a non-invasive blood test, there are no side effects of the administration of the test. As with other cancer diagnostic products, false positive and false negative test results could pose a small risk to patient health if the physician is not vigilant in following up on the Onko-Sure® test kit results with other clinically relevant diagnostic modalities. While the Onko-Sure®, like other blood biomarker tests, could be helpful in cancer detection, the attending physician is required to use other testing methods to confirm the type of cancer.

Onko-Sure® is sold as a blood test for cancer in Europe (CE Mark certified), India, Japan, Taiwan, Korea, Vietnam, and in Chile (research use). In the United States, it is cleared by the Food and Drug Administration (FDA) for the monitoring of colorectal cancer treatment and recurrence, and is approved in Canada (by Health Canada) for lung cancer detection and treatment/recurrence monitoring. We believe that Onko-Sure® has the potential to be used as a general cancer screening test. We are involved with research conducted with CLIA laboratories to expand on the clinical utility of Onko-Sure®.

We manufacture and distribute our cancer test kits at our licensed manufacturing facility located at 2492 Walnut Avenue, Suite 100, in Tustin, California. We are a United States Food and Drug Administration (“FDA”), “good manufacturing practices” compliant facility. We maintain a current Device Manufacturing License issued by the State of California, Department of Health Services, Food and Drug Branch.

On September 25, 2009, we changed our corporate name from “AMDL, Inc.” to Radient Pharmaceuticals Corporation.

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

Due to several factors including deterioration in its relationship with local management of JPI, the Company relinquished control over JPI and converted its interest in JPI to that of an investment accounted for under the cost method, effective September 29, 2009. Accordingly, since September 29, 2009, the accounts and operations of JPI have been deconsolidated from our consolidated financial statements.

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

We continue to have 100% ownership of the Elleuxe brand of advanced skin care products with proprietary formulations; however, we currently intend to license or sell off our Elleuxe brand of cosmetic products because our focus is on the development and marketing of our Onko-Sure® test kit product.

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

On November 4, 2011, the Company filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation to increase its authorized common stock shares to 5 billion and preferred stock shares to 25 million. In addition, the Company affected a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1:25 (the “Reverse Split”).  The Reverse Split provides that each twenty-five (25) outstanding shares of the Corporation’s common stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of common stock. The Reverse Split was declared effective on February 10, 2012 by FINRA and has been retroactively reflected in the Company’s December 31, 2011 Annual Report on Form 10-K.

As a result of our working capital deficiencies, as of April 17, 2012, the Company laid off a substantial portion of our work force and are currently operating on a minimal basis with only two employees and three former employee consultants. The current focus of our operations is to ensure that our existing Onko-Sure® customers and any future customers are able to place orders and receive kits on a timely basis. We have an Onko-Sure® production continuity arrangement in place with one vendor. At the current time, the Company believes that it does not require any additional staff to perform this limited manufacturing, quality control and selling process.

The Company appointed a committee of three independent directors to assess available options open to the Company to enable us to continue operations. Due to the shortage of working capital, we were unable to pay premiums associated with our Directors and Officers insurance. As a consequence, on June 25, 2012, we were informed by two members of our Board of Directors of their resignation. As a result, we have only one independent Director serving on our Board at this time. Although our remaining sales team continues to work towards completing pending and future sales of our Onko-Sure ® test kit, if these sales are not completed and we do not otherwise raise additional funds in the immediate future, it is likely that we will be forced to cease all operations and might seek protection from our creditors under the United States bankruptcy laws.

Impairment of Investment in and Receivable from JPI

Investment in JPI

Based on a valuation performed by a third-party valuation firm using Radient’s management’s assessment of the current and projected operations of JPI as of December 31, 2010, and on other factors, we determined that our investment in JPI was impaired due to:

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

The third-party valuation estimated the value of the Company’s investment to be approximately $2,079,000 before further consideration on the likelihood of being able to realize any amounts from the investment. In consideration of the significant problems that management has had in obtaining the cooperation of JPI on a variety of matters, the Company deemed that there was substantial uncertainty as to whether any amounts from their investment in JPI would be realized. Some of the significant problems that the Company has had concerning the cooperation with JPI management included the following:

•	Continued inability to receive financial information from JPI in a timely manner;

•	Continued difficulty in preparing GAAP based financial statements;

•	A merger partner has been identified; however, JPI was unable to complete the transaction prior to the expiration of the letter of intent. A bridge loan was secured for $1,000,000 to fund valuation, legal and accounting related to the merger; however, JPI management has not authorized these actions.

Accordingly, the Company decided to impair its investment to zero, and thereby recognized an impairment charge of $20,500,000 on the investment in the accompanying consolidated statement of operations for the year ended December 31, 2010. The Company will, however, pursue an action plan to recover a portion or all of its investment. For financial reporting purposes, the impairment is permanent, and the investment balance in JPI will not be increased in the future if the circumstances change. However, if ultimately the Company realizes all or a portion of its investment in JPI, the Company will recognize a gain when realized.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from continuing operations of $86,187,269 and $85,711,853 for the years ended December 31, 2011 and 2010, respectively, and had an accumulated deficit of $224,337,675 at December 31, 2011. In addition, we used cash in operating activities of $5,654,228 and had a working capital deficit of approximately $49.8 million. These factors raise substantial doubt about our ability to continue as a going concern.

Management’s plans include seeking financing, conversion of certain existing notes payable and related warrant obligations to preferred and common stock, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

The committee of our three independent directors continues to assess whether the Company has any other options to remain in business. Due to the shortage of working capital, we were unable to pay premiums associated with our Directors and Officers insurance. As a consequence, on June 25, 2012, we were informed by two members of our Board of Directors of their resignation. As a result, we have only one independent Director serving on our Board at this time. Although our remaining sales team continues to work towards completing pending and future sales of our Onko-Sure ® test kit, if these sales are not completed and we do not otherwise raise additional funds in the immediate future, it is likely that we will be forced to cease all operations and might seek protection from our creditors under the United States bankruptcy laws.

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our Onko-Sure® test kits, (ii) the absence of any significant commitments or firm orders from our distributors, (iii) existing defaults and potential defaults in existing indebtedness, and (iv) failure to meet operational covenants in existing financing agreements which would trigger additional defaults or penalties. Our limited sales to date for the Onko-Sure ® test kit and the lack of distributors meeting their quarterly minimum purchase requirements make it impossible to identify any trends in our business prospects.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital is through a merger or a business combination. . Due to the lack of funding, we suspended all activities except for activities necessary to continue the corporate entity and process Onko-Sure® test kits as orders are received.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radient and Nuvax. All intercompany accounts and transactions have been eliminated. NuVax had no operations for the year ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, realizability of accounts receivable and inventories, recoverability of long-lived assets, valuation of derivative liabilities, and valuation of stock options, warrants and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the sales of our products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

During 2011 and 2010, we entered into several distribution agreements for various geographic locations with third parties. Under the terms of some of the agreements, we sell products to the distributor at a base price that is the greater of a fixed amount (as defined in each agreement) or 50% of the distributor’s invoiced Net Sales price (as defined) to its customers. The distributor is required to provide us quarterly reconciliations of the distributor’s actual invoiced prices at which time the price becomes fixed and determinable by us. Until the price is fixed and determinable, we defer the recognition of revenues under these arrangements.

As of December 31, 2011 and 2010, the Company had $0 and $24,750, respectively, of deferred revenue related to these arrangements recorded in the accompanying consolidated balance sheets.

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

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45-50-2, Shipping and Handling Fees and Costs (“ASC 605-45-50-2”). Shipping and handling fees and costs are included in cost of sales.

Product Research and Development

Internal product research and development costs are expensed as incurred. Non-refundable third party product research and development costs are expensed when the contracted work has been performed. Product research and development costs were $115,476 and $673,918 for the years ended December 31, 2011 and 2010, respectively.

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

Although the Company has obtained approval from the USFDA to market the then current formulation of the Onko-Sure® test kit, it has been determined that one of the key components of the Onko-Sure® test kit, the anti-fibrinogen-HRP is limited in supply and additional quantities cannot be purchased. Currently, we have two lots remaining which are estimated to produce approximately 21,000 kits. In order to utilize in kits, we will need to purify and quality control the lots. We currently have enough purified and quality checked anti-fibrinogen-HRP to manufacture 200 kits. Based on our current and anticipated orders, this supply is adequate to fill all orders in hand. Although we are investigating alternatives or outsourcing this component so that we are in a position to have an unlimited supply of Onko-Sure® in the future, we cannot assure that this anti-fibrinogen-HRP replacement will be completed.

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

As of December 31, 2011, the Company did not have sufficient authorized shares of common stock for issuance to certain consultants for services; as a result, the Company recorded the value of the remaining common stock issuable as accrued share-based compensation of $1,816,965 (see Note 16).

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

	For the year ended December 31,
	2011	2010
Basic and diluted net loss per share:
Numerator:

Net loss	$(86,187,269)	$(85,711,853)

Denominator:
Weighted-average common shares outstanding, basic and diluted	12,612,759	1,189,097

Basic and diluted net loss per share:

Net loss	$(6.83)	$(72.08)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method, as well as the conversion of debt, accrued interest and preferred stock. These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the years then ended:

	For the year ended December 31,
	2011	2010
Common share equivalents	646,894,783	3,096,237

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years ended December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Company has accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Derivative Financial Instruments

We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the year ended December 31, 2011 and 2010, we issued convertible debt and preferred stock with warrants and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt and preferred stock and a reset provision associated with the exercise price of the warrants. We compute the fair value of these derivative liabilities on the grant date and various measurement dates using the Binomial Lattice option pricing model. Due to the reset provisions within the embedded conversion feature and a reset provision associated with the exercise price of the warrants, we have determined that the Binomial Lattice Model was most appropriate for valuing these instruments.

On May 24, 2011, it was determined that the Company had insufficient authorized shares which resulted in the Company having to reclassify the conversion features of the remaining convertible debt, non-employee options, and warrants as derivative liabilities. As these instruments carried fixed conversion features and exercise prices, the Company determined it was appropriate to use the Black-Scholes valuation model to value these options, warrants and conversion features.

In applying the Binomial Lattice model, the Company used the following assumptions to value its derivative liabilities during the year ended December 31, 2011:

	For the year	For the year
	ended December 31, 2011	ended December 31, 2010
Annual dividend yield	—	—
Expected life (years)	0.02 – 5.86	0.22 – 6.17
Risk-free interest rate	0.01% — 2.5%	0.11% — 2.9%
Expected volatility	104.4% — 310.1%	87.3% — 298.6%

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended December 31, 2011:

For the year
ended December 31, 2011
Annual dividend yield	-
Expected life (years)	3.00 – 5.00
Risk-free interest rate	0.38% — 0.88%
Expected volatility	156.5.% — 192.4%

For the warrants that include optional cashless exercise provisions, the Company applied a 90%/10% and 0%/100% (the most profitable exercise provision to the holder) probability that the holder will exercise under either the cashless exercise or the cash exercise scenario, for the warrants related to the 2011 and 2010 financing instruments, respectively. The cashless exercise provision expires once the underlying warrant shares are registered. As of December 31, 2011, no warrants were registered (See Note 16 Subsequent Events).

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used Binominal Lattice and Black-Scholes option pricing models to determine the fair value of the instruments.

The following table presents the Company’s non-employee options, warrants, and embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of December 31, 2011:

	Level 3
	Carrying Value at
	December 31,	December 31,
	2011	2010

Derivative liabilities:
Embedded conversion features - notes	$8,744,067	$7,912,388
Embedded conversion features – preferred stock	5,829,594	-
Warrants and non-employee options	23,793,106	21,153,476
Total derivative liabilities	$38,366,767	$29,065,864

	For the year ended
	December 31,	December 31,
	2011	2010
Change in fair value included in other income (expense), net	$37,204,639	$(9,366,515)

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended
	December 31,
	2011	2010

Embedded Conversion Features - Notes:
Balance at beginning of year	$7,912,388	$44,358
Derivative liabilities added	22,290,800	6,509,841
Reclassification to equity in connection with conversion of underlying debt to equity	(17,414,270)	(566,159)
Net change in fair value included in net loss	(4,044,851)	1,924,348
Ending balance	$8,744,067	$7,912,388

Embedded Conversion Features - Preferred Stock:
Balance at beginning of year	$-	$-
Derivative liabilities added	13,169,834	-
Reclassification to equity in connection with conversion or exchanged of underlying preferred stock	(9,334,375)	-
Net change in fair value included in net loss	1,994,135	-
Ending balance	$5,829,594	$-
Warrants and non-employee options:
Balance at beginning of year	$21,153,476	$310,400
Derivative liabilities added	59,732,184	14,155,779
Reclassification to equity in connection with exercise of underlying stock warrants	(21,938,631)	(754,870)
Net change in fair value included in net loss	(35,153,923)	7,442,167
Ending balance	$23,793,106	$21,153,476

Total ending balance	$38,366,767	$29,065,864

During the years ended December 31, 2011 and 2010, several holders of the Company’s convertible debt and preferred stock converted portions of their notes and accrued interest into shares of the Company’s common stock. This resulted in a reclassification of the derivative liability of $26,748,645 and $566,159, respectively, to additional paid-in capital, representing the fair value of the embedded conversion features of the converted debt and preferred stock. In addition, during the years ended December 31, 2011 and 2010, holders of the Company`s convertible debt exercised or forfeited through exchange transactions warrants. This resulted in a reclassification of the derivative liability of $21,938,631 and $754,870, respectively, representing the fair value of the warrants immediately prior to the exercise.

During the year ended December 31, 2010, the Company recorded additional derivative liabilities of $20,665,620 as a result of embedded conversion features of the convertible debt and warrants with down-round protection features, accrued interest, trigger events, and penalties related to the 2010 Closings (see Note 8).

During the year ended December 31, 2011, the Company recorded additional derivative liabilities of $95,192,818 as a result of embedded conversion features of the convertible debt, preferred stock and warrants with down-round protection features, accrued interest, trigger events, and penalties related to legal settlements, 2010 Closings and 2011 Financings (see Note 8).

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended December 31, 2011 and 2010, the Company recorded a net (increases) decrease to the fair value of derivative liabilities balance of $37,204,639 and $(9,366,515), respectively and is included in selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $127,000 and $32,000 for the years ended December 31, 2011 and 2010, respectively and is included in selling, general and administrative expenses.

Concentrations of Credit Risk

Cash

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. As of December 31, 2011, the Company had no cash balances in excess of this limit.

Customers

The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and the industry served by the Company. A reserve for uncollectible amounts and estimated sales returns is provided based on historical experience and a specific analysis of the accounts. Accounts receivable is $6,835 and $2,603 at December 31, 2011 and 2010. The Company determined that an allowance for doubtful accounts was not necessary at December 31, 2011 or December 31, 2010.

Supplemental Cash Flow Information

	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$127,955	$2,081
Cash paid during the year for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Voluntary conversion of preferred stock, convertible debt and accrued interest	$32,855,984	$4,291,529
Fair value of common stock and warrants issued recorded as prepaid consulting	$106,000	$1,447,500
Fair value of warrants recorded as prepaid consulting accounted for as derivatives	$728,907	$-
Fair value of stock issued in connection with JPI guarantee	$1,086,583	$-
Fair value of stock issued in connection with settlement	$140,400	$-
Issuance of previously accrued fair value of stock to consultants	$745,432	$-
Reclassification of derivative liabilities to equity	$48,687,276	$1,343,752
Reclassification to derivative liabilities from equity due to insufficient shares	$1,524,631	$-
Conversion of warrants to common stock (cashless)	$24,138	$1,100
Debt discounts and issuance costs related to derivative liabilities	$29,011,604	$6,181,165
Debt issuance costs and OID related to 2011 Financing	$1,617,500	$-
2011 Financing Debt Exchange	$30,494,200	$-
Beneficial conversion feature of Series 1 and 2 Convertible Notes	$4,441,563	$-
Amounts paid directly from proceeds in connection with convertible debt unrelated to the financing	$-	$137,000
Conversion of accounts payable to stock	$-	$45,000
Beneficial conversion feature recorded as debt discount	$-	$275,149
Additional derivative liability for interest and penalties on debt	$-	$19,430

Recent Accounting Pronouncements

New pronouncements issued but not effective until after December 31, 2011, are not expected to have a significant effect on our consolidated financial statements.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$66,091	$70,402
Work-in-process	23,545	6,562
Finished goods	151	5,940
	$89,787	$82,904

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

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2011	2010
Office equipment	$151,867	$140,132
Lab equipment	98,191	79,467
	250,058	219,599
Less: accumulated depreciation	(184,373)	(143,637)
	$65,685	$75,962

Depreciation expense was $40,736 and $35,575 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following:

December 31
2010
Intellectual Property	$2,000,000
Additions	-
Impairment	(1,058,333)
Accumulated Amortization	(941,667)
Net balance at end of year	$-

In August 2001, the Company acquired intellectual property rights and an assignment of a US patent application for combination immunogene therapy (“CIT”) technology for $2,000,000. The technology was purchased from Dr. Lung-Ji Chang, who developed it while at the University of Alberta, Edmonton, Canada. During 2003, two lawsuits were filed challenging the Company’s ownership of this intellectual property. In October 2011, these lawsuits were dismissed. However, the dismissals are being appealed and the Company does not have funds necessary to retain Canadian attorneys to dispute this appeal.

As part of the acquisition of the CIT technology, the Company agreed to pay Dr. Chang a 5% royalty on net sales of combination gene therapy products. The Company has not paid any royalties to Dr. Chang to date as there have been no sales of combination gene therapy products.

Based on a valuation analysis, and due to the lack of any potential future revenue and future cash flows, the high cost of future clinical studies, and limited time remaining on the patent, the Company determined that the carrying value of the intangible asset had been impaired and accordingly recorded an impairment of the intangible asset of $1,058,333 as of December 31, 2010 in the accompanying consolidated statement of operations.

During the year ended December 31, 2010, amortization expense totaled $100,000. The intellectual property was being amortized over the life of the patent of 20 years.

NOTE 6 — PREPAID EXPENSES, OTHER CURRENT ASSETS, AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2011	2010
Prepaid insurance	$89,090	$54,133
Legal retainers	7,436	44,430
Other	45,362	36,352
Total prepaid expenses	$141,888	$134,915

Other assets for the year ended December 31, 2010 consist of the refundable deposit of $5,370.

NOTE 7 — INCOME TAXES

The Company and its subsidiaries are included in a consolidated Federal income tax return. For the year ended December 31, 2011, the Company’s international subsidiaries filed various income tax returns in their tax jurisdictions. As previously stated, the Company deconsolidated its China subsidiary, JPI, effective September 29, 2009. The provision for income taxes is as follows:

	2011	2010
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred	-	-
Total provision for income taxes	$-	$-

The Company’s loss before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	2011	2010
Pretax loss:
United States	$(86,187,269)	$(85,711,853)
Foreign	-	-
	$(86,187,269)	$(85,711,853)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the years ended December 31:

	2011	2010
Computed tax benefit at federal statutory rate	$(29,304,000)	$(29,144,000)
State income tax benefit, net of federal benefit	1,000	1,000
Nondeductible interest expense	19,171,000	12,775,000
Fair value adjustments to derivatives	(12,650,000)	3,188,000
Loss on extinguishment of debt	15,597,000	1,102,000
NQSO Expirations	1,108,000
Tax credits	(7,000)	(33,000)
Expired net operating losses	552,000	431,000
Change in valuation allowance	5,524,000	11,670,000
Other	8,000	10,000
	$-	$-

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforwards	$25,114,000	$19,926,000
Expenses recognized for granting of options and warrants	1,806,000	2,686,000
Tax credit carryforwards	346,000	334,000
Depreciation	418,000	475,000
Deferred gain on JPI	2,551,000	2,551,000
Book write-off of JPI note	1,146,000	1,146,000
Other temporary differences	5,557,000	88,000
Total gross deferred tax asset	36,938,000	27,206,000
Valuation allowance	(33,278,000)	(26,171,000)
Net deferred tax asset	3,660,000	1,035,000

Deferred tax liabiltities:
Unamortized debt discount	(3,660,000)	(1,035,000)
Total deferred tax liabilities	(3,660,000)	(1,035,000)
Net deferred tax asset	$-	$-

The Company records a valuation allowance to reduce the carrying value of the net deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance increased by approximately $7,107,000 during the year ended December 31, 2011.

The federal and state net operating loss carry forward expire on various dates through 2025, unless previously utilized. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital when realized. The Company has research and development tax credit carry forwards of approximately $172,000 and $174,000 to reduce federal and state income tax, respectively. The federal research and development tax credits will begin to expire in 2022, unless previously utilized. The Company’s California research and development tax credit carry forwards do not expire and will carry forward indefinitely until utilized. Any net operating loss or credit carry forwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

On January 1, 2007 the Company adopted the provisions of ASC 740-10-05-6. As a result of applying the provisions of ASC 740-10-05-6, the Company increased its liability for unrecognized tax benefits by approximately $123,000, offsetting the valuation allowance on net deferred tax assets. Interest or penalties have not been accrued at December 31, 2011 or 2010. If tax benefits are ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability because they are offset by net operating loss carry forwards) follows:

	2011	2010
Unrecognized Tax Benefits:
Balance at beginning of year	$54,000	$53,000
Increase/(decrease) for tax provisions taken in prior years, net	-	-
Balance at end of year	$54,000	$53,000

The Company is no longer subject to U.S. federal and state income tax examinations for years before 2007 and 2006, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry forward amount the Company has in fiscal years 2008, 2009, and 2010 open for federal and 2007, 2008, 2009, and 2010 for state income tax examinations, respectively. The Company is not currently under Internal Revenue Service or state tax examinations.

NOTE 8 — DEBT

Debt consists of the following:

	December 31,	December 31,
	2011	2010

Debt:

Convertible Notes issued September 2008	$46,442	$363,942

First Closing of 2010 Convertible Note, issued March 22, 2010, including additional $1,410,422 principal and interest for trigger events, forbearance penalty, and debt extinguishment	-	472,937

Second Closing of 2010 Convertible Note, issued April 8, 2010, including additional $4,181,576 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount of $1,466,389 at December 31, 2010	-	8,172,418

Third Closing of 2010 Convertible Note, issued April 13, 2010, including additional $3,546,386 principal and interest for trigger events, forbearance penalty, and debt extinguishment; net of unamortized discount $749,428 at December 31, 2010	-	6,534,543

Fourth Closing of 2010 Convertible Note, issued April 26, 2010, including additional $480,108 principal and interest for trigger events; net of unamortized discount of $199,828 at December 31, 2010	-	965,448

Senior Notes (1)	25,000	4,441,563

Bridge note, including additional $104,138 principal and interest for penalties	-	140,360

Legal Settlement Promissory Notes, issued May 24, 2011, including additional $234,554 principal for settlement	8,056,258	-

November 2011 Convertible Notes, issued November 28, 2011 in connection with the Exchange Agreement, net of unamortized discount of $4,484,293 at December 31, 2011	424,317	-

November 2011 Series B Convertible Preferred Stock, issued November 28, 2011 in connection with the Exchange Agreement, net of unamortized discount of $3,604,351 at December 31, 2011	351,670	-

November 2011 Series C Convertible Preferred Stock, issued November 30, 2011 after exercise of Series B warrants, net of unamortized discount of $455,556 at December 31, 2011	44,444	-

Total debt, net of unamortized discount, all current	$8,948,131	$21,091,211

(1)	Due to the exchange agreement with the note payable holders, on January 3, 2010, when NYSE Amex approval was received, these notes became convertible notes payable.

During the year ended December 31, 2011, convertible note holders converted an aggregate of $30,206,087 of principal and $2,649,897 of accrued interest into a total of 26,503,634 shares of the Company’s common stock.

The following table summarizes the conversion of the notes and accrued interest.

Debt	Gross Principal Balance @ 12/31/10	Principal Additions	Interest Accrued to Conversion or YTD	Principal Payment Amount	Principal Conversion Amount	Principal Exchanged Amount	Interest Conversion Amount	Gross Principal Balance @ 12/31/11	Accrued Interest Balance @ 12/31/11	Principal % Converted	Number of Shares Issued
2008 Convertible 10% Debt	$363,942	$-	$69,636	$-	$(317,500)	$-	$(53,555)	$46,442	$16,081	87.24%	19,068

2010 Financings:
1st Close	472,937	-	41,722	-	(472,937)	-	(41,722)	-	-	100.00%	41,170
2nd Close	9,638,807	32,934	727,626	-	(9,671,741)	-	(697,842)	-	29,784	100.00%	1,215,258
3rd Close	7,283,971	219,446	865,665	-	(7,503,417)	-	(579,170)	-	286,495	100.00%	1,787,111
4th Close	1,165,278	-	85,721	-	(1,165,278)	-	(80,042)	-	5,679	100.00%	2,698,597
	18,560,993	252,380	1,720,734	-	(18,813,373)	-	(1,398,776)	-	321,958	100.00%	5,742,136

Senior Note Series 1	2,196,875	-	552,328	-	(2,196,875)	-	(552,328)	-	-	100.00%	237,261
Senior Note Series 2	2,244,688	-	612,706	-	(2,219,688)	-	(603,108)	25,000	9,598	98.89%	314,106
	4,441,563	-	1,165,034	-	(4,416,563)	-	(1,155,436)	25,000	9,598	99.44%	551,367

Bridge Note	140,360	-	25,474	-	(140,360)	-	(25,474)	-	-	100.00%	23,690

A&W Legal Settlement Promissory Notes “RDO Notes”	-	11,006,208	224,251	-	(2,949,950)	-	-	8,056,258	224,251	26.80%	820,000

January 2011 Convertible Notes	-	23,989,261	-	(1,687,500)	-	(22,301,761)	-	-	-	0.00%	-

July 2011 Convertible Notes	-	4,950,000	7,013	-	(1,469,392)	(3,480,608)	(7,013)	-	-	29.68%	7,383,198

July 2011 Series A Convertible Preferred Stock	-	6,701,000	9,493	-	(1,989,170)	(4,711,830)	(9,493)	-	-	29.68%	9,994,912

November 2011 Convertible Notes	-	4,950,000	18,069	-	(41,390)	-	(71)	4,908,610	17,998	0.84%	742,705

November 2011 Series B Convertible Preferred Stock	-	4,024,410	14,584	-	(68,389)	-	(79)	3,956,021	14,505	1.70%	1,226,558

November 2011 Series C Convertible Preferred Stock	-	500,000	1,833	-	-	-	-	500,000	1,833	0.00%	-

Total Convertible Debt	$23,506,858	$56,373,259	$3,256,121	$(1,687,500)	$(30,206,087)	$(30,494,199)	$(2,649,897)	$17,492,331	$606,224	54.04%	26,503,634

Activity in connection with the Company’s convertible debt and preferred stock for the year ended December 31, 2011 is as follows:

	10% Notes	2010 Notes	Senior Notes		Legal Settlement	Jan’11
	Issued Sept '08	(all closings)	(Series 1 and Series 2)	Bridge Note	A&W Promissory Notes	Notes	Subtotal
Carrying Value Before Discount at December 31, 2010	$363,942	$18,560,993	$4,441,563	$140,360	$-	$-	$23,506,858
Face value of debt issued in 2011	-	-	-	-	10,771,655	8,437,500	19,209,155
Penalties added to principal	-	252,380	-	-	234,553	15,551,761	16,038,694
Payments on debt	-	-	-	-		(1,687,500)	(1,687,500)
Portion of note converted to equity	(317,500)	(18,813,373)	(4,416,563)	(140,360)	(2,949,950)	-	(26,637,746)
Exchanged with July 11, 2011 Notes and Series Convertible Preferred Stock	-	-	-	-		(22,301,761)	(22,301,761)
Exchanged with November 29, 2011 Notes and Series Convertible Preferred Stock	-	-	-	-		-	-
Carrying Value Before Discount at December 31, 2011	46,442	-	25,000	-	8,056,258	-	8,127,700

Discount, net of accumulated amortization at December 31, 2010	-
Discounts added in 2011	-	(2,415,650)	-	-	-	(8,437,500)	(10,853,150)
Amortization expense	-	2,415,650	-	-	-	8,437,500	10,853,150
Discount, net of accumulated amortization at December 31, 2011	-	-	-	-	-	-	-

Net Carrying Value at December 31, 2011	$46,442	$-	$25,000	$-	$8,056,258	$-	$8,127,700

	Jul’11	Jul’11	Nov’11	Nov’11	Nov’11
	Notes	Series A Convertible Preferred Stock	Notes	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Total
Carrying Value Before Discount at December 31, 2010	$-	$-	$-	$-	$-	$23,506,858
Face value of debt issued in 2011	4,950,000	6,701,000	4,950,000	4,024,410	500,000	40,334,565
Penalties added to principal	-	-	-	-	-	16,038,694
Payments on debt	-	-	-	-	-	(1,687,500)
Portion of note converted to equity	(1,469,392)	(1,989,170)	(41,390)	(68,389)	-	(30,206,087)
Exchanged with July 11, 2011 Notes and Series Convertible Preferred Stock	-	-	-	-	-	(22,301,761)
Exchanged with November 29, 2011 Notes and Series Convertible Preferred Stock	(3,480,608)	(4,711,830)	-	-	-	(8,192,438)
Carrying Value Before Discount at December 31, 2011	-	-	4,908,610	3,956,021	500,000	17,492,331

Discount, net of accumulated amortization at December 31, 2010
Discounts added in 2011	(4,950,000)	(6,701,000)	(4,950,000)	(4,024,410)	(500,000)	(31,978,560)
Amortization expense	4,950,000 (1)	6,701,000 (2)	465,707	420,059	44,444	23,434,360
Discount, net of accumulated amortization at December 31, 2011	-	-	(4,484,293)	(3,604,351)	(455,556)	(8,544,200)

Net Carrying Value at December 31, 2011	$-	$-	$424,317	$351,670	$44,444	$8,948,131

(1)	Includes $220,737 recorded as loss on extinguishment in connection with the November 2011 Exchange Transaction.

(2)	Includes $298,820 recorded as loss on extinguishment in connection with the November 2011 Exchange Transaction.

Activity in connection with the Company’s convertible debt for the year ended December 31, 2010, is as follows:

	10% Notes	St. George Debt	2010 Notes
	Issued Sept	Issued Sept	Issued	Issued	Issued	Issued
	'08	'09	3/22/10	4/8/10	4/13/10	4/26/10	Total
Carrying Value Before Discount at December 31, 2009	$1,624,886	$616,390	$-	$-	$-	$-	$2,241,276
Face value of debt issued in 2010	-	-	925,000	5,490,165	3,957,030	685,170	11,057,365

Additional penalities for trigger events and forbearance fees added to the note balance	169,904	50,000	1,410,422	4,148,642	3,326,941	480,108	9,586,017

Portion of note converted to equity	(1,430,848)	(666,390)	(1,862,485)	-	-	-	(3,959,723)
Carrying Value Before Discount at December 31, 2010	363,942	-	472,937	9,638,807	7,283,971	1,165,278	18,924,935

Discount, net of accumulated amortization at December 31, 2009	(1,607,111)	(393,681)	-	-	-	-	(2,000,792)
Acceleration of amortization in connection with conversion and debt extinguishment	1,519,220	393,681	261,685	-	-	-	2,174,586

Discount attributable to 2010 notes	-	-	(651,165)	(5,490,165)	(3,957,030)	(685,170)	(10,783,530)

Amortization expense	87,891	-	389,480	4,023,776	3,207,602	485,340	8,194,089
Discount, net of accumulated amortization at December 31, 2010	-	-	-	(1,466,389)	(749,428)	(199,830)	(2,415,647)

Net Carrying Value at December 31, 2010	$363,942	$-	$472,937	$8,172,418	$6,534,543	$965,448	$16,509,288

Activity in connection with the Company’s Senior Debt during the year ended December 31, 2010, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value Before Discount at December 31, 2009	$1,077,500	$680,000	$1,327,249	$468,350	$3,553,099
Note increase for debt extinguishment	269,372	170,000	331,812	117,280	888,464
Carrying Value Before Discount at December 31, 2010	1,346,872	850,000	1,659,061	585,630	4,441,563

Discount, net of accumulated amortization, at December 31, 2009	(318,178)	(327,809)	(782,043)	(273,366)	(1,701,396)
Amortization expense for year ended December 31, 2010	318,178	327,809	782,043	273,366	1,701,396
Discount, net of accumulated amortization, at December 31, 2010	-	-	-	-	-

Net Carrying Value at December 31, 2010	$1,346,872	$850,000	$1,659,061	$585,630	$4,441,563

Convertible Debt

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

Pursuant to a Letter Agreement dated September 24, 2010, the Company sought the remaining 2008 Convertible Debt holders’ agreement to waive the current default and allow the Company until November 15, 2010 to issue them the shares underlying the 2008 Convertible Debt. In consideration for waiving the default and extending the maturity date to November 15, 2010, we increased the principal balance of the 2008 Convertible Debt outstanding as of September 14, 2010 by $56,635 or 25% of the outstanding balance on September 14, 2010 (the “25% Increase”) and increased the interest rate to 18%, which rate applies to the interest due from September 15, 2010 until the Debt is converted pursuant to the 2008 Letter Agreement. The 2008 Convertible Debt holders were entitled to the Bonus Interest, which was calculated as a one-time fee of $113,269 or 50% of the outstanding principal balance on September 14, 2010. The amount of the 25% Increase and Bonus Interest was combined and directly applied to the principal amount of the Debts outstanding on September 14, 2010. The outstanding balance of the 2008 Convertible Debt immediately before the 2008 Letter Agreement was $226,538. Finally, we agreed to adjust the Conversion Price of the 2008 Convertible Debt to equal 80% of the VWAP for the 5 trading days immediately preceding the date we receive NYSE Amex approval of the additional shares to be issued pursuant to the adjusted price (the “Adjusted Shares”); provided however, that in no event shall the Conversion Price be less than $7.00 per share.

Since we did not issue the shares on November 15, 2010, because the SEC comment period prevented us from holding a shareholder meeting to obtain the related approval for such issuance on November 15, 2010, the outstanding 2008 Convertible Debt are susceptible to default. As of the filing date, we have not received any default notices.

During the year ended December 31, 2011, note holders converted $317,500 of principal and $53,555 of interest, representing 87% of the outstanding balance of the note balance as of December 31, 2010. The Company issued 19,068 shares of its common stock upon the conversion of the notes.

As of December 31, 2011, the principal amount of $46,442 was outstanding on the 2008 Convertible Debt, with a combined accrued interest of $16,081, all of which is convertible into shares of our common stock pursuant to the Letter Agreement described above.

2010 Note and Warrant Purchase Agreements

During year ended December 31, 2010, the Company completed four closings of convertible note and warrant purchase agreements (“Purchase Agreements”), aggregating to approximately $11 million. The convertible notes issued in the four 2010 Closings, (collectively “2010 Notes”) matured one year from the date of their respective issuance and carried al 20% original issuance discount. The Purchase Agreement for the First closing included a five-year warrant to purchase 44,000 shares of the Company’s common stock at an exercise price equal to the higher of: (i) 105% of the VWAP for the five trading days immediately preceding the date the Company issued the Warrants; or (ii) the Floor Price (as defined in the First Closing Note). The Purchase Agreements for the Second, Third, and Fourth closings included a five-year warrant to purchase up to 481,947 shares of the Company’s common stock at initial exercise prices ranging from $7.00 to $22.25 per share. The 2010 Notes were convertible, in whole or in part, into shares of the Company’s common stock. The Conversion Price was equal to the greater of the Floor Price (as defined in the Notes) or 80% of the VWAP for the five (5) Trading Days ending on the business day immediately preceding the applicable date of conversion.

The embedded conversion feature of the 2010 Notes and related warrants were recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the 2010 Notes and the exercise price of the Warrants. The Company originally recorded a debt discount of $10,783,530, representing the value of the embedded conversion feature and warrants. The debt discount was being amortized on a straight-line method over the terms of the debt, which approximated the effective-interest method. During the year ended December 31, 2011, the Company recorded $2,415,650 of amortization of the debt discount, which included $242,090 in accelerated amortization due to the conversions. The balance of the debt discount at December 31, 2011 was $0.

The Company also incurred debt issuance costs totaling $821,300 in association with the 2010 Notes. Those costs are included in other assets in the condensed consolidated balance sheet at December 31, 2010, and are being amortized over the life of the debt using the effective interest method. During year ended December 31, 2011, the Company recorded $170,826 of amortization of the debt issuance costs. The balance of the debt issuance costs at December 31, 2011 was $0.

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

In April 2011, the Company entered into a Debt Exchange Agreement whereby the outstanding balance of one of the Convertible Notes, including premiums, was exchanged for shares of the Company’s common stock. As part of this exchange, the note holder of the 2010 Note converted $479,806 of principal and $92,967 of accrued interest, premiums of $121,494 and legal fees of $5,000 into 73,993 shares of the Company’s common stock. The premium was recorded as extinguishment of debt.

On August 3, 2011, the Company received from one investor (St. George Investments, LLC) of the 2010 closings a Notice of conversion to convert $200,000 into 180,832 shares of common stock. At that time, the Company had insufficient authorized number of shares available for issuance. On August 19, 2010, the Company increased its number of authorized shares, and on August 25, 2011, issued the shares due under the conversion.

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

As a result of the penalty, the Company increased the debt balance by $158,082, and recorded such amount in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2011. Also, the Company recorded the fair value of the embedded conversion feature of the debt as additional interest expense for penalties added with a corresponding increase to derivative liability on August 22, 2011 (the date both parties agreed to the proposed penalties). Since the terms of the debt did not change, there was no debt discount associated with this transaction.

On September 29, 2011, one note holder submitted a conversion exercise notice form for $70,000 which was convertible into 1,206,897 shares of common stock. The Company could not process the conversion, due to insufficient authorized shares of common stock, and issued the shares on December 20, 2011.

During the year ended December 31, 2011, as detailed in the table above, a total of $18,813,373 of principal and $1,398,776 of accrued interest of this debt was converted into 5,742,136 shares of the Company’s common stock. As of December 31, 2011, the entire principal of the 2010 Notes was converted, and $321,958 of accrued interest is outstanding.

Convertible Senior Notes

Series 1

In December 2008, in the first closing of the 12% Senior Note offering, the Company issued units consisting of $1,077,500 principal amount of 12% Senior Promissory Notes (“Series 1 Senior Notes”) and five-year warrants to purchase a total of 34,480 shares of the Company’s common stock at $25.00 per share. On January 30, 2009, the Company conducted the second and final closing of the Series 1 Senior Note offering whereby the Company sold an additional $680,000 principal amount of Senior Notes and a five-year warrant to purchase a total of 21,760 shares of common stock at $28.25 per share. Accordingly, a total of $1,757,500 in Senior Notes and Warrants to purchase 56,240 shares of common stock in the Senior Note Offering were sold in 2008 and 2009. The Senior Notes originally bore an interest rate of 12% per annum, payable semi-annually on June 1st and December 1st of each year after issuance. The Senior Notes matured on the earlier of the second anniversary of the closing date or upon the completion of the closing of a credit facility or loans by the Company or its subsidiaries with a financial institution or bank of not less than $8 million in a transaction or series of transactions. The Senior Notes are unsecured, and are senior to the other Convertible Debt. The Company was not permitted to issue additional notes or evidence of indebtedness that are senior in priority to the Senior Notes, however, the Company was permitted to issue notes up to an aggregate principal amount of $2,500,000 which were of equal priority with the Senior Notes. In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of these notes by $439,372. The total principal of the Series 1 Senior Notes at December 31, 2010 was $2,196,875 and $526,325 of accrued interest.

On January 3, 2011, the shares underlying the Exchange Agreement with the Senior Note holders were approved by the NYSE Amex and these notes became convertible into the Company’s common stock.

During the year ended December 31, 2011, note holders converted $2,196,875 of principal and $552,328 of interest. The Company issued 237,261 shares of its common stock upon the conversion of the notes. As of December 31, 2011, the entire principal and interest accrued of the Senior Note was converted.

Series 2

On May 4, 2009, the Company conducted a first closing of a private offering under Regulation D for the sale to accredited investors of units consisting of $1,327,250 principal amount of Series 2 Senior Notes and five-year warrants to purchase a total of 84,944 shares of the Company’s common stock at $24.50 per share (the “Warrant Shares”). On June 12, 2009, the Company conducted the second closing of a private offering under Regulation D for the sale to accredited investors of units consisting of $468,500 principal amount of Series 2 Senior Notes (“Series 2 Senior Notes”) and five-year warrants to purchase a total of 29,984 shares of the Company’s common stock at $27.75 per share (the “Warrant Shares”). Under the terms of the offering, the exercise price of the Warrant Shares was 115% of the five (5) day volume weighted average closing price of the Company’s common stock on NYSE Amex for the five (5) trading days prior to the date of the closing. In September 2010, as a result of the September 2010 Amendment to the Debt Exchange agreement (discussed below), the Company increased the principal of this note by $448,941. The total principal of these notes at December 31, 2010 was $2,244,688 and accrued interest was $457,769.

In April 2011, the Company entered into a series of Debt Exchange Agreements whereby the outstanding balances of several of the Convertible Notes, including premiums, were exchanged for shares of the Company’s common stock. Holders of the Series 2 Senior Notes converted $600,000 of principal and $115,368 of accrued interest, premiums of $87,781 and legal fees of $10,000 into 108,344 shares of the Company’s common stock. The premiums were recorded as an extinguishment of debt.

During the year ended December 31, 2011, note holders converted $2,219,688 of principal and $603,108 of interest, representing 99% of the outstanding balance of these notes. The Company issued 314,106 shares of its common stock upon the conversion of the Series 2 Senior Notes. The balance of the Series 2 Senior Notes as of December 31, 2011 was $25,000 in principal and $9,598 of accrued interest.

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

Under the terms of the Debt Exchange agreement, the Senior Notes would become convertible once all items above were met. The number of shares of common stock issuable to the note holder upon conversion was an amount equal to the quotient of: the amount of principal sought to be exchanged divided by seventy percent (70%) of the VWAP for the five (5) trading days immediately preceding the date of the exchange request; provided however, in no event shall the exchange price be less than $7.00.

In September 2010, the Company amended the Debt Exchange Agreement (“September 2010 Amendment to Debt Exchange Agreement”) with the Series 1 and 2 Note Holders. Pursuant to the September 2010 Amendment to Debt Exchange Agreement, the Series 1 and 2 Senior Note Holders agreed to extend the date of the required shareholder meeting to a date on or before November 15, 2010 instead of September 15, 2010. In return, the Company agreed to (a) increase the principal balance due on the Senior Notes by 25% effective September 1, 2010 and (b) the Company in its - sole discretion — maintains the right to pay the interest due on the Senior Notes in shares of its common stock so long as the market price of the Company’s common stock is equal to or above $0.28 per share on the date such interest is due. Due to the SEC’s review of the periodic reports that we were required to mail with the proxy statement, seeking the Stockholder Approval, we were unable to hold the related meeting until December 3, 2010. Our stockholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011. All of the consideration granted to the note holders pursuant to the exchange and/or extension/waiver agreements remained in effect and no other consideration was owed to the note holders pursuant to this default. The total for the additional penalty was $888,275 and was included in loss on extinguishment of debt for the year ended December 31, 2010 Any shares of common stock to be issued pursuant to the Debt Exchange will be issued pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering and Regulation D promulgated hereunder.

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

As of December 31, 2011, principal and interest in the amount of approximately $5,571,999, representing 99% of the Senior Convertible Notes have been converted into 551,367 shares of the Company’s common stock (see above).

Activity in connection with the Company’s Senior Convertible Notes during the year ended December 31, 2011, is as follows:

	Series 1		Series 2
	Dec-08	Jan-09	May-09	Jun-09	Total
Carrying Value at December 31, 2010	$1,346,875	$850,000	$1,659,063	$585,625	$4,441,563
Principal converted	(1,346,875)	(850,000)	(1,659,063)	(560,625)	(4,416,563)
Carrying Value at December 31, 2011	$-	$-	$-	$25,000	$25,000

The Bridge Loan Agreement

On September 10, 2009, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Cantone Research, Inc. (the “Lender”) whereby the Lender agreed to provide a Bridge Loan for $58,000 (the “Bridge Loan”) and the Company agreed that the proceeds of the Bridge Loan would be used exclusively to pay interest due on currently outstanding “Senior Notes”. Interest under the Bridge Loan was set at 12% per annum. However, because the Company did not repay the Bridge Loan as scheduled on or before October 9, 2009, the interest rate was increased to 18% per annum, retroactive to September 10, 2009. Since the Bridge Loan was not repaid by December 1, 2009, $25,000 was added to the principal value of the Bridge Loan obligation, making the current principle value of the Bridge Loan $83,000 as of December 31, 2009. Pursuant to the Bridge Loan Agreement, against receipt of the Bridge Loan, the Company issued to the Lender a two-year warrant to purchase 4,640 shares of the Company’s common stock exercisable at $15.00 per share (the “Two-Year Warrant”). This warrant was valued at $34,800 using the Black-Scholes model with a discount rate of 0.93% and a volatility of 0.9308% on the date of the Bridge Loan Agreement. Under the appropriate accounting guidance, the Company recorded the value of the warrant at its relative fair value as a debt discount which was amortized to interest expense over the term of the bridge loan. The Company paid cash fees associated with this debt of $15,000, which was recorded as debt issuance costs. The Company recorded interest expense of approximately $49,800 related to the debt issuance costs as of December 31, 2010.

In March 2010, the Company entered into an Exchange Agreement with the Lender. Under the Exchange Agreement, we agreed to the issuance of up to an aggregate of 404,526 shares of our common stock, issuable upon: (i) exchange and cancellation of all principal amount of the Bridge Loan; (ii) cancellation of all of the interest accrued thereon, accruing at the contractual default rate of 18%, retroactively from September 10, 2009 through August 30, 2010; (iii) cancellation of all other fees due under the Bridge Loan, totaling approximately $12,000 and (iv) in consideration for such exchange and cancellations, a reduction of the warrant exercise price for the 4,640 warrants originally issued in connection with the Bridge Loan from $15.00 per share to $7.00 per share.

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

On September 14, 2010, the Company recorded a beneficial conversion feature of the principal balance of the note, which resulted in the recording of $140,360 as debt discount and amortization expense of $140,360 through December 31, 2010. As a result of this agreement, we agreed to issue the holder 23,690 shares instead of 16,181, which include interest payments due through December 31, 2010. The issuance of shares pursuant to the amendment was subject to our receipt of NYSE Amex listing approval and Shareholder Approval. If we did not receive Shareholder Approval, the exercise price of the warrants would remain at their pre-agreement amounts and the Company will have to pay the principal and accrued interest in cash. The Shareholder Approval was received on December 3, 2010 and the NYSE Amex listing approval was received on January 3, 2011.

As of December 31, 2010, the principal of the Bridge Loan was $140,360 and related accrued interest was $25,474.

During the year ended December 31, 2011, aggregated principal and interest in the amount of $165,834 was converted into 23,690 shares of the Company’s common stock.

2011 Notes

On January 30, 2011, the Company entered into a securities purchase agreement with five accredited investors (“Investors”) in a private equity financing of $8,437,500 and received approximately $7,500,000 in gross proceeds from the sale of convertible notes pursuant to the securities purchase agreement. Net proceeds from the financing were approximately $6,820,000. In connection with the closing of the transactions, the Company issued Convertible Promissory Notes in the aggregate principal amount of $8,437,500 (the “January 2011 Notes”), at a purchase price of $888.88 for each $1,000 of principal amount of notes, which are initially convertible into an aggregate of 562,500 shares of the Company’s common stock (“2011 Note Shares”) to the Investors. The Investors also received: (i) Series A Warrants (“Series A Warrants”) to purchase an aggregate of 562,500 shares of our common stock (“Series A Warrant Shares”) at an initial exercise price of $16.75 per share and (ii) Series B Warrants (“Series B Warrants,” together with the Series A Warrant, the “Warrants”) to purchase an aggregate of 281,250 shares of our common stock (the “Series B Warrant Shares,” together with the Series A Warrant Shares, the “Warrant Shares”) at an initial exercise price of $20.44 per share for their investment. Each of the Warrants has a term of five (5) years from the date the Warrants are initially exercisable.

Pursuant to the terms of the securities purchase agreement, the Company was required to have a shareholder meeting no later than April 30, 2011 seeking shareholder approval for (a) the issuance of all January 2011 Note Shares and Warrant Shares without any restrictions or limitations pursuant to the NYSE Amex and (b) an increase in the Company’s authorized shares of common stock to 20,000,000 (“Shareholder Approval”). Prior to obtaining Shareholder Approval the Company is required to reserve that number of shares of its common stock which represents 100% of the January 2011 Shares and the Series A Warrant Shares; after obtaining Shareholder Approval, the Company is required to reserve that number of shares of its common stock which represents 130% of the shares of common stock issuable upon conversion of the January 2011 Notes and exercise of the Warrants. Failure to obtain Shareholder Approval by the required dates constitutes an event of default under the January 2011 Notes. Due to our inability to file our proxy statement we were unable to hold the required shareholders meeting.

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

The embedded conversion feature of the January 2011 Notes and Warrants was recorded as derivative liabilities in accordance with relevant accounting guidance due to the down-round protection of the conversion price of the January 2011 Notes and the exercise price of the Warrants. In addition, the Company issued five-year warrants to purchase 33,582 shares of the Company’s common stock exercisable at $16.75 per share to placement agents in association with the January 2011 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt and warrants amounted to $4,994,441 and $11,144,007 respectively, as computed using the Binomial Lattice option pricing model.

The Company established a debt discount of $8,437,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. Due to the default event in May 2011, the notes became due and payable at that time and the amortization of the debt discount was accelerated. For the year ended December 31, 2011, the Company recorded amortization of the debt discount of $8,437,500. The balance of the debt discount was $0 at December 31, 2011.

The Company also incurred debt issuance costs of $680,000, which were deducted from the net proceeds. In addition, the fair value of the placement agent warrants was recorded as a debt issuance cost in the amount of $386,194. These costs were being amortized over the life of the debt using the straight-line method, which approximates the effective interest method. Due to the default event in May 2011, the notes became due and payable at that time and the amortization of the debt issuance costs was accelerated. During the year ended December 31, 2011, $1,066,195 was amortized as interest expense. The balance of the debt discount was $0 at December 31, 2011.

On March 1, 2011 and April 1, 2011, the Company made the first two installments due of $843,750 each. On May 3, 2011, the Company failed to make the third installment on the January 2011 Notes and an event of default occurred. As a result, all of the five investors submitted an Event of Default Redemption Notice to the Company as of May 6, 2011. The Company also incurred $326,425 in late charges at a rate of 24% per annum on the unpaid installments. At the time of the default the Company increased the balance owed to the note holders by 125% for default penalties, bringing the balance of the notes including registration penalties, default penalties, and late fees to $9,053,213. However, the note holders claimed that there had been a dilutive issuance of stock and the conversion rate in effect at the time of default was $3.97 per share. Using this conversion rate to calculate the default penalty resulted in an additional penalty of $13,248,548. The balance of the note, including late charges, interest, and penalties was $22,301,761 as of June 30, 2011.

Effective July 1, 2011, the Company entered into an Exchange Agreement with each of the January 2011 note holders in order to settle our obligations for these notes. Pursuant to the terms of the Exchange Agreement, each January 2011 Note holder agreed to exchange its claims against the Company, its subsidiaries and certain of their respective current and former officers, directors and representatives for (i) the Company’s 4% convertible notes ($4,950,000 original principal amount in the aggregate (the “July 2011 Notes”)), (ii) shares of 4% Series A Convertible Preferred Stock of the Company (with an aggregate stated value of $6,701,000 (the “Preferred Stock”)) under a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), and (iii) a warrant, expiring 5 years from the date of the receipt of Stockholder Approval (as defined in the Exchange Agreement), to purchase additional shares of our common stock 3,778,725 shares of common stock in the aggregate under all the warrants (the “Warrants”)). Under the Exchange Agreement, each of the January 2011 Note holders and their affiliated and related persons and entities also received a mutual full release from the Company.

Each of the July 2011 Notes and shares of Preferred Stock are initially convertible into shares of our common stock at a ceiling conversion price of $4.63 per share, provided that if we make certain dilutive issuances (with limited exceptions), the conversion price of the July 2011 Notes and the shares of Preferred Stock will be lowered to the per share price for the dilutive issuances. The Warrants are initially exercisable for shares of our common stock at an exercise price of $4.63 per share, provided that if we make certain dilutive issuances (with limited exceptions), the exercise price of the Warrants will be lowered to the per share price for the dilutive issuances. The conversion prices of the July 2011 Notes and the shares of Preferred Stock and the exercise price of the Warrants are also subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of a July 2011 Note and shares of Preferred Stock and the exercisability of the Warrant may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 9.9% (in the case of a July 2011 Note and the shares of Preferred Stock held by such holder) or 4.9% (in the case of the Warrant held by such holder) of our common stock.

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

Under the Exchange Agreement, we were also obligated to (i) file an amended preliminary proxy statement with the SEC by July 5, 2011, to seek shareholder approval of an increased amount of authorized shares to 30,000,000 shares of common stock, (ii) fix a date for the shareholders meeting no later than 20 days after receipt of final SEC comments relating to such proxy statement and (iii) obtain shareholder approval for the above proposal by no later than August 31, 2011. If we failed to comply with any of the foregoing, it would have constituted an event of default under the July 2011 Notes and a triggering event with respect to the Preferred Stock. The proxy was duly filed and the date of the shareholders meeting was held on August 19, 2011.

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

The Warrants was recorded as derivative liability due to the down-round protection of the exercise price. The fair value of the Warrants on the grant date was $13,225,536, computed using the Binomial Lattice option pricing model. The Company recorded a debt discount of $11,651,000, which represents the fair value of the embedded conversion feature inherent in the July 2011 Notes, Preferred Stock and warrants, limited to the face amount of the July 2011 Notes and Preferred Stock. During the year ended December 31, 2011, the Company recorded amortization of debt discount of $3,448,988 and $4,669,023, which includes the accelerated debt discount of $973,988 and $1,318,523 for conversions for the July 2011 Notes and Preferred Stock, respectively. The remaining unamortized debt discount was $1,501,012 and $2,031,977 for the July 2011 Notes and Preferred Stock, respectively. The debt discount remains to be amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method.

The Exchange transaction was accounted for as an extinguishment of debt and the Company recorded a gain on extinguishment of $1,001,275 in the accompanying consolidated statement of operations for the year ended December 31, 2011.

On July 1, 2011, in accordance with the terms of the July 2011 Notes and Preferred Stock, the Company issued in aggregate 1,153,184 shares of common stock constituting the first July 2011 Notes pre-installment and pre-automatic conversion of Preferred Stock related to 2011 Exchange transaction.

On August 1, 2011, the first automatic conversions required under the terms of the July 2011 Notes and Preferred Stock became due. To comply with the first automatic conversions, the Company was required to issue approximately 2.2 million shares of its common stock. The Company did not have sufficient authorized and unissued shares of common stock to complete the automatic conversions and the Company obtained an extension of the first installment date from the July 2011 Note holders and Preferred Stock shareholders.

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

On August 22, 2011, the Company calculated the true up shares issuable for the 1st Installment and Automatic conversion resulting in the issuance in installments, a total of 3,322,379 shares of common stock.

On September 6, 2011, the Company calculated that 12,902,547 shares of common stockwhich were issued for the 2nd pre-installment and pre-automatic conversions. Due to the 9.9% beneficial ownership cap limitation, the Company issued common shares at various dates during the period.

The true up shares issuable for the 2nd installment and automatic conversion was 55,952,578 shares of common stock and was due on October 4, 2011. The shares issuable exceeded the shares of available authorized common stock, as such, the Company was unable to satisfy its contractual obligation and as a result, in accordance with the agreement, entered in default.

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

Please see below the summary of share issuances and the related amounts of liabilities extinguished during the year ended December 31, 2011.

		No of shares issuable for Conversion of			Liability amount extinguished
	Installm ent Date	Notes	Preferred Stock	Total	Principal on Notes	Interest on Notes	Preferred Stock	Dividends on Preferred	Total

1st Pre-Installment	7/1/11	489,937	663,247	1,153,184	$318,858	$-	$431,649	$-	$750,507

1st Installment	8/22/11	1,411,533	1,910,845	3,322,378	918,643	7,013	1,243,601	9,493	2,178,750

Subtotal		1,901,470	2,574,092	4,475,562	1,237,501	7,013	1,675,250	9,493	2,929,257

2nd Pre-Installment	9/6/11	5,481,728	7,420,820	12,902,548	231,891	-	313,920	-	545,811

Total as of December 31, 2011		7,383,198	9,994,912	17,378,110	$1,469,392	$7,013	$1,989,170	$9,493	$3,475,068

Due to the occurrence of various events of defaults under the 4% Notes and triggering events under the Series A Preferred Stock as well as significant decreases in the market value of our common stock, we sought to restructure the terms of the securities issued to the 2011 Noteholders. Accordingly, on November 28, 2011, we entered into separate exchange agreements with each of the 2011 Noteholders (the “November 2011 Exchange Agreements”), under which each 2011 Noteholders agreed to exchange all of their securities we issued to them under the June 29, 2011, exchange agreements for the Radient securities described below.

The following Radient securities were issued to the 2011 Noteholders in exchange for all of the securities we issued under the June 29, 2011 exchange agreements:

(a)	402,441 shares of our Series B convertible preferred stock (the “Series B Preferred Stock”), which Series B Preferred Stock, in accordance with its stated terms, (i) ranks senior to all of our other equity securities, (ii) has a stated value of $10.00 per share, (iii) is initially convertible into approximately 72.1 million shares of our common stock at an initial conversion price of $0.055825 per share (subject to adjustment as set forth below), (iv) accrues dividends at the rate of 4% per annum which are payable in shares of common stock, in arrears upon each conversion of such stock and (v) contains such other rights, preferences and limitations as are set forth in the certificate of designations of Series B Convertible Preferred Stock;

(b)	convertible notes, in the original principal amount of $4,950,000, which notes are initially convertible into approximately 88.7 million shares of common stock at an initial conversion price of $0.055825 per share (subject to adjustment as set forth below), and mature on November 28, 2012 (the “November Notes”);

(c)	five year warrants to acquire up to approximately 313.5 million shares of common stock at an initial exercise price of approximately $0.055825 per share (subject to adjustment as set forth below) (the “Series A Warrants”), which are determined to have a fair value on November 28, 2011 of $32,131,867; and

(d)	five year warrants, (the “Series B Warrants”) to acquire, for $500,000, an aggregate of 50,000 shares of our preferred stock designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), which Series C Preferred Stock, in accordance with its stated terms, (i) ranks junior to the Series B Preferred Stock and senior to all of the Company’s other equity securities, (ii) accrues dividends at the rate of 4% per annum, which are payable in shares of common stock, in arrears upon each conversion of such stock, (iii) has a stated value of $10.00 per shares, (iv) is convertible into shares of common stock, and (v) contains such other rights, preferences and limitations as are set forth in the certificate of designations of Series C Preferred Stock.

By their terms, the Series B Warrants were subject, at our election, to mandatory exercise under certain conditions. Having satisfied the conditions to elect a mandatory exercise, we submitted a mandatory exercise notice to all of the Series B Warrant holders on November 29, 2011 requiring them to exercise their Series B Warrants in full. The mandatory exercise date was November 30, 2011. All of the Series B Warrant holders exercised such warrants for an aggregate exercise price of $500,000, which we received on November 30, 2011. The Series C Preferred Stock is convertible into approximately 9.0 million shares of common stock at an initial conversion price of $0.056 per share. After paying accrued legal fees of $66,220, we received net proceeds of $433,780 which we are obligated to use for ongoing working capital for a period of not less than ninety (90) days from November 30, 2011.

At the same time we entered into the separate November 2011 Exchange Agreements with each of the 2011 Noteholders, we entered into two separate agreements with the holders of an aggregate of $8,056,258 of our convertible notes that we sold to two accredited investors (unrelated to the 2011 Noteholders) in a registered direct offering in November 2009 (the “RDO Notes”). The RDO Noteholders waived the mandatory installment payments, which were reset to the maturity date of April 15, 2013.

Each of the November Notes, the RDO Notes, the shares of Series B Preferred Stock and shares of Series C Preferred Stock are initially convertible into shares of our common stock at a conversion price equal to the lowest of:

(i)	$0.055825, (the “Fixed Conversion Price”),

(ii)

the price which is equal to the product of (1) 80% multiplied by (2) the quotient of (A) the sum of each of the three lowest daily weighted average prices of our common stock during the 20 consecutive trading day period immediately preceding the date of the conversion (as adjusted for any stock split, stock dividend, stock combination or other similar transaction during any such 20 trading day period) or other applicable date of determination, divided by (B) three, and

(iii)	the price which is equal to 80% of the closing bid price of our common stock on the trading day immediately preceding the date of conversion or other applicable date of determination (as adjusted for any stock split, stock dividend, stock combination or other similar transaction occurring on the applicable date of conversion or other applicable date of determination.

With limited exceptions, if we make certain dilutive issuances, the conversion price of the November Notes and RDO Notes and the shares of November Preferred Stock are subject to “full rachet” anti-dilution adjustments, and will be lowered to the per share price for the dilutive issuances.

The convertibility of the November Notes, Series B Preferred Stock, the Series C Preferred Stock and the exercisability of the Series A Warrants may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 1% of our common stock. Similarly, the convertibility of the RDO Notes may be limited if, upon conversion thereof, the holders thereof or any of its affiliates would together beneficially own more than 4.9% of our common stock.

The Series A Warrants are initially exercisable for shares of our common stock at an exercise price of $0.055825 per share; provided however, if we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A Warrants are subject to “full ratchet” anti-dilution adjustments, and will be lowered to the per share price for the dilutive issuances. The Series A Warrants provide that if we fail to file by December 31, 2011 a registration statement with the SEC covering the resale of any shares of common stock issuable upon exercise of the Series A Warrants or fail to cause such registration statement to become effective by March 31, 2012, the holders of the Series A Warrants may exercise such warrants on a “cashless basis.” In the event we comply with these conditions, any shares of our common stock that are issuable upon exercise of the Series A Warrants (the “Series A Warrant Shares”) at a time when an effective and current registration statement covering such Series A Warrant Shares is in effect may be exercised only for cash.

Upon the occurrence of a Triggering Event or Fundamental Transaction (as defined), each holder of our preferred stock has a right to force us to redeem any or all of their shares of preferred stock. A Triggering Event is essentially the same as an event of default under the November Notes and a Fundamental Transaction is essentially a sale of control of our company. See Note 16 below for additional information regarding the securities.

The November 2011 Notes contain embedded conversion feature that was recorded as derivative liability in accordance with relevant accounting guidance due to the down-round protection of the conversion price. The fair value on the grant date of the embedded conversion feature amounted to $9,088,670, as computed using the Binomial Lattice option pricing model.

The Company determined that the Preferred Stock should be recorded as a liability in the amount of the stated value of $6,701,000 since it is not convertible into a fixed number of shares. The Preferred Stock also contains an embedded conversion feature that was recorded as derivative liability. The fair value on the grant date of the embedded conversion feature amounts was $7,389,199, as computed using the Binomial Lattice option pricing model.

The Warrants was recorded as derivative liability due to the down-round protection of the exercise price. The fair value of the Warrants on the grant date was $33,075,867, computed using the Binomial Lattice option pricing model. The Company recorded debt discount in the aggregate of $9,474,410, which represents the fair value of the embedded conversion feature inherent in the November 2011 Notes, Preferred Stock and warrants, limited to the face amount of the November 2011 Notes and Preferred Stock. During the year ended December 31, 2011, the Company recorded amortization of debt discount of an aggregate of $930,210 , which includes the accelerated debt discount of an aggregate of $88,041 for conversions for the November 2011 Notes and Preferred Stock, respectively. The remaining unamortized debt discount was $4,484,293 and $4,059,907 for the November 2011 Notes and Preferred Stock, respectively. The debt discount remains to be amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method.

The November 2011 Exchange Agreement transaction was accounted for as an extinguishment of debt and as a result, the Company recorded a loss on extinguishment of approximately $41.3 million in the accompanying consolidated statement of operations for the year ended December 31, 2011. The loss on extinguishment amount represents the sum carrying value of the new convertible notes and preferred stock, net of the discounts, and the fair value of the derivative liabilities related to the conversion features of the new debt and preferred stock and the down-round provision of the exercise price of the warrants, which totaled approximately $49 million in excess of the remaining carrying value of the previous convertible notes and preferred stock, net of the unamortized discounts, which totaled approximately $7.7 million.

We registered (effective February 3, 2012) 16,000,000 of the Series A Warrant Shares under a registration statement. Such 16,000,000 Series A Warrant Shares represents approximately 5.1% of the approximately 313,500,000 Series A Warrant Shares (subject to adjustment) that could be exercised under all of the Series A Warrants. We may also register for resale in future registration statements additional Series A Warrant Shares.

During the year ended December 31, 2011, Holders of the November Notes converted an aggregate of $41,390 principal and $71 corresponding interest into 742,705 shares of Company common stock. As of December 31, 2011, the outstanding balance on these notes was of $4,908,610 and $17,998 accrued interest.

During the year ended December 31, 2011, Holders of the November Notes converted an aggregate of 6,839 shares of Series B Preferred stock and $79 corresponding dividends into 1,226,558 shares of Company common stock. As of December 31, 2011, the outstanding balance on the Series B Preferred stock was of 395,602 shares Series B Preferred stock and $14,505 accrued dividends.

On November 30, 2011, the Series B warrants were converted into 50,000 shares of Series C Preferred stock for $500,000. As of December 31, 2011, the outstanding balance on the Series C Preferred stock was of 50,000 shares Series C Preferred stock and $1,833 accrued dividends.

On February 23, 2012, our common stock was delisted from the OTCQX tier of the OTC Markets and moved to the OTCQB tier of the OTC Markets. We also disclosed our inability to pay our accounts payable and other obligations in the ordinary course of business. As further disclosed, each such event constitutes an event of default under certain of our outstanding notes, including the “2011 Noteholders” (as that term is defined in our Form 8-K dated November 29, 2011); it also constitutes a triggering event under the terms of our Series B and Series C preferred stock, which can result in redemption of such stock.

Between March 26, 2012 and April 3, 2012, we received an Event of Default Redemption Notice and a Notice of Redemption from four note holders. Pursuant to the Event of Default Redemption Notice, each note holder elected to redeem their respective note in full, thereby requiring immediate payment of the entire outstanding balance of their note. Failure to pay the balance by April 2, 2012, will activate the late charges of 24% per annum until the redemption price is paid in full. Pursuant to the Notice of Redemption, each note holder elected to redeem all of their respective shares of Series B Preferred Stock and Series C Preferred Stock at the current redemption price, which was required to be paid by April 2, 2012. Our failure to pay by April 2, 2012 has triggered interest payments at the rate of 2% per month for each unredeemed share until the redemption price is paid in full.

On May 15, 2012, we completed an Agreement with the 2011 Noteholders, severally and not jointly, for the exercise of an aggregate of $150,000 worth of our Series A Common Stock Purchase Warrants at an exercise price of $0.02619 per share. The proceeds received from such Warrant exercise, shall be used solely and exclusively to enable us to keep our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, which the Securities and Exchange Commission declared effective on February 14, 2012, current and maintain compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

As a condition to the exercise of the Warrants, we agreed that following the date of the Agreement and through and including 5:00 p.m. (EDT) on August 31, 2012, we will not file in any U.S. Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code or seek to liquidate under Chapter 7 of such Code. Additionally, each of the 2011 Noteholders, severally and not jointly, agreed to forebear from exercising any of their rights and remedies, whether at law or in equity, against us and our current and former directors and officers for a period that shall not exceed the earlier to occur of (i) August 31, 2012, or (ii) a breach by us of any of our other covenants and agreements contained in the prior agreements with the 2011 Noteholders or in the current Agreement, including, without limitation, our commitment to file with the SEC our 2011 Form 10-K by June 30, 2012 and our March 31, 2012 Form 10-Q by July 15, 2012. The 2011 Noteholders further agreed that in the absence of a further breach of the terms of the Agreement or any of the other agreements between us and the 2011 Noteholders, that each of the previously issued default notices shall be deemed to be withdrawn ab initio upon execution of the Agreement.

Additionally, as part of the Agreement and in order to provide for payment of past due legal fees, we agreed to issue to our legal counsel, Hunter Taubman Weiss LLP, a $300,000 unsecured convertible 4% Company note payable on April 30, 2015, which shall (i) accrue interest at the annual rate of 4% per annum, (ii) be convertible into our Common Stock at a fixed conversion price of $0.01 per share, (iii) be subject to prepayment at the option of the Company, (iv) contain full ratchet and other customary anti-dilution protection, and (v) not be subject to any mandatory installment or other mandatory prepayment provisions prior to the April 30, 2015 maturity date.

Settlement Agreement Promissory Notes

On May 10, 2011, we entered into a Settlement Agreement with Alpha Capital Anstalt and Whalehaven Capital Fund Ltd. (the “Plaintiffs”) (see Note 10), which was amended on May 23, 2011 (See Note 10). Pursuant to the Settlement Agreement we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”); however, we were not obligated to issue the shares until we received court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933(“Court Approval”), pursuant to which the shares will be free trading, and NYSE Amex or shareholder approval, if required. Under the terms of the Settlement Agreement, upon Court Approval, we were required to issue Plaintiffs as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex has previously approved for issuance to the Plaintiffs. In addition, to account for the time it would take to receive Court Approval, as well as NYSE Amex or shareholder approval of the ultimate number of shares issuable to obtain the Settlement Amount, and therefore their shares, the Plaintiffs agreed to accept a promissory note (the “Promissory Notes”) for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the notes. We received Court Approval on May 24, 2011. The notes were delivered upon Court Approval; they bear 8% interest and mature four months after issuance. The note were required to be paid on or before September 24, 2011 to avoid a judgment for the remaining principal, if any, at such time.

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

On or about June 23, 2011, we advised Plaintiffs that due to the fact that each of the convertible notes held by Whalehaven and Alpha Capital are, by their stated terms, immediately convertible at the option of the holders into more than ten percent (10%) of the issued and outstanding shares of common stock of the Company, each of the Plaintiffs is an affiliate of the Company as defined in Rule 144(a) promulgated under the Securities Act. As such, any additional Settlement Shares issued to the Plaintiffs under the Settlement Agreement would have to comply with the applicable provisions of the Securities Act and specifically Rule 144 promulgated thereunder with regard to resales. Accordingly we advised plaintiffs that the additional 820,000 shares issued to Plaintiffs pursuant to Section 3(a)(10) may only be resold in compliance with Rule 144. These shares are not “restricted securities” within the meaning of Rule 144(a); they are not subject to the holding period limitations of Rule 144(d). However, they are subject to the other relevant provisions of Rule 144, including (i) the limitation of the amount of securities that may be sold by an affiliate pursuant to Rule 144(e)(1) and the manner of sale pursuant to Rule 144(f).

Based on the available amount of shares the NYSE Amex previously approved for the Plaintiffs, upon Court Approval on May 24, 2011, we issued the Plaintiffs an aggregate of 20,000 shares of our common stock valued at $140,400 and issued promissory notes for an aggregate amount of $10,771,655. As a result of this agreement, we recorded legal settlement expense of $10,987,055.

In addition, the promissory note contains an embedded conversion feature. As such, the conversion feature was valued on the grant date using the Binominal lattice option pricing model and $2,684,286 was recorded as an addition to the derivative liability.

On June 23, 2011, we were delisted from the NYSE Amex and no longer required NYSE Amex approval to issue the shares due to the promissory note holders. On June 29, 2011, we issued to the promissory note holders an aggregate of 820,000 shares of our common stock valued at $2,949,950. The balance of the promissory note and accrued interest was $7,821,705 and $86,707 as of June 30, 2011, respectively.

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

Under the terms of the Final Settlement Agreement, we issued 8% convertible promissory notes (“Notes”) in the principal amount of $4,559,842.41 to the Plaintiffs. The balance of the promissory notes after all the stock issuances was in the amount of $7,821,705 in aggregate for Alpha and Whalehaven. The Final Settlement Agreement required issuance of new notes in the aggregate of $8,056,258. The difference of $234,554 was treated as a penalty and recorded to the interest expense for year ended December 31, 2011.

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

We agreed to reserve an aggregate of 7 million shares of authorized and previously unissued common stock for potential issuance to the Plaintiffs for issuance upon their conversion of the Notes. We further agreed to keep a sufficient number of shares of Common Stock for purposes of enabling issuing all of the Settlement Shares pursuant to the Final Settlement Agreement and the Notes.

On October 11, 2011, the Company’s Board of Directors consented to reserve all Common Stock shares available for issuance as of that date of approximately 4.12 million shares.

Pursuant to the Final Settlement Agreement we were released from all liability and claims from Plaintiffs arising under the Original Settlement Agreement.

During the year ended December 31, 2011, note holders converted $2,949,950 of principal and $0 of interest, representing 27% of the outstanding balance of the promissory notes. The Company issued 820,000 shares of its common stock upon conversion of the notes. The balance as of December 31, 2011 was $8,056,258 in principal and $224,251 of accrued interest.

At the same time we entered into the separate November 2011 Exchange Agreements with each of the 2011 Noteholders, we entered into two separate agreements with the holders of an aggregate of $8,056,258 of our convertible notes that we sold to two accredited investors (unrelated to the 2011 Noteholders) in a registered direct offering in November 2009 (the “RDO Notes”). The RDO Noteholders waived the mandatory installment payments, which were reset to the maturity date of April 15, 2013.

Each of the November Notes, the RDO Notes, the shares of Series B Preferred Stock and shares of Series C Preferred Stock are initially convertible into shares of our common stock at a conversion price equal to the lowest of:

(i)	$0.055825, (the “Fixed Conversion Price”),

(ii)	the price which is equal to the product of (1) 80% multiplied by (2) the quotient of (A) the sum of each of the three lowest daily weighted average prices of our common stock during the 20 consecutive trading day period immediately preceding the date of the conversion (as adjusted for any stock split, stock dividend, stock combination or other similar transaction during any such 20 trading day period) or other applicable date of determination, divided by (B) three, and

(iii)

the price which is equal to 80% of the closing bid price of our common stock on the trading day immediately preceding the date of conversion or other applicable date of determination (as adjusted for any stock split, stock dividend, stock combination or other similar transaction occurring on the applicable date of conversion or other applicable date of determination.

With limited exceptions, if we make certain dilutive issuances, the conversion price of the November Notes and RDO Notes and the shares of November Preferred Stock are subject to “full rachet” anti-dilution adjustments, and will be lowered to the per share price for the dilutive issuances.

The convertibility of the November Notes, Series B Preferred Stock, the Series C Preferred Stock and the exercisability of the Series A Warrants may be limited if, upon conversion or exercise thereof, the holder thereof or any of its affiliates would beneficially own more than 1% of our common stock. Similarly, the convertibility of the RDO Notes may be limited if, upon conversion thereof, the holders thereof or any of its affiliates would together beneficially own more than 4.9% of our common stock. See Note 16 below for additional information regarding the securities.

On October 27, 2011 Alpha exercised its right for True Up Shares, 28,478,988 True Up Shares as determined to be issuable. Due to restrictions for Maximum percentage of 9.99% Beneficial Ownership, Alpha requested issuance in installments at their preference, as such, during the year ended December 31, 2011, 3,720,000 shares were issued.

On October 31, 2011 Whalehaven exercised its right for True Up Shares, 21,837,245 True Up Shares as determined to be issuable. Due to restrictions for Maximum percentage of 9.99% Beneficial Ownership, Whalehaven requested issuance in installments at their preference, as such, during the year ended December 31, 2011, 2,196,000 shares were issued.

During the year ended December 31, 2011, the Company recognized $718,320 of interest expense related to the True Up Shares issued to Alpha and Whalehaven pursuant to the terms noted above. Such shares were valued based on the market price of the Company’s common stock on the date the shares are issuable.

In addition, during the year ended December 31, 2011, Alpha and Whalehaven converted an aggregate of $2,949,950 of principal into 820,000 shares of the Company’s common stock.

Embedded Conversion Features and Warrants

The 2010 Notes, the January 2011 Notes, the July 2011 Exchanged Notes, the November 2011 Exchanged Notes and the Promissory Notes carry embedded conversion features and warrants which are accounted for as derivative instruments under the relevant accounting guidance. The Company uses the Binomial Lattice model to estimate the fair value of the derivative instruments at their grant dates, conversion or exercise dates, principal payment dates, penalty and triggering dates, and quarter ends.

The warrants related to the 2010 Notes, the January 2011 Notes, July 2011 Exchanged Notes, and the the November 2011 Exchanged Notes carry a “cashless exercise” feature. This cashless exercise feature has value to the holder. To evaluate the value of the “cashless exercise” feature, the Company used the following assumptions. As stated in the warrant agreement, upon an effective registration statement the cashless exercise feature will no longer be available to the holder. As of December 31, 2011, the Company has not filed a registration statement which has resulted in the continuance of the cashless exercise feature. The Company also evaluated the likelihood of the warrant holders exercising their warrants under the cashless exercise feature versus a cash exercise from the original grant date of each warrant until the estimated date the registration statement is declared effective. For the 2010 Notes, based on the cashless exercise notices received by the Company through the date of this filing and based on our best estimate of the warrant holders’ intent going forward, the Company believes a conservative estimate is that there is a 90% likelihood that the investors would exercise under the cashless exercise provision and 10% likelihood that they would effect a standard exercise via cash. For January 2011 Notes, July 2011 Exchanged Notes and the November 2011 Exchanged Notes, considering $0 intrinsic value of the warrants as of December 31, 2011, and the fact that there was no exercise notices received, the Company considered a 0% likelihood that the investors would exercise under the cashless exercise provision.

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

The total values computed under each Binomial Model are then assigned a likelihood or probability that the investor may exercise under either scenario. The Company used 90%/10% for 2010 Notes and 0%/10% for January 2011 Notes, July 2011 Exchanged Notes and the November 2011 Exchanged Notes for the cashless exercise /cash exercise proportion, respectively, to arrive at the estimated fair value assigned to warrant as of their grant date valuation events, and as of December 31, 2011.

See Note 1 for more information on accounting for derivative liabilities related to embedded conversion features and warrants with down round protection and assumptions used for valuation of these derivative liabilities.

Other Debt

Consulting Agreement

On September 10, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes. In consideration of Cantone Asset’s service, the Company agreed to pay monthly consulting fees of $12,000 per month for a period of twelve (12) months and issue to the Consultant a five-year warrant to purchase 8,000 shares of the Company’s common stock at an exercise price of $15.00 per share (the “Cantone Warrant”). This warrant was valued at $88,000 using the Black-Scholes model with a discount rate of 2.38% and a volatility of 97.27%.

In March 2010, in an effort to further reduce its cash expenditures, the Company also amended the consulting agreement with Cantone Asset. Under the amended consulting agreement, Cantone Asset agreed to accept shares of the Company’s common stock in lieu of the Cash Consulting Fee and as consideration therefore, the Company agreed to reduce the warrant exercise price of the Cantone Warrants to $7.00 per share (the “Amendment”). Pursuant to the Amendment, and subject to stockholder approval, the Company would issue Cantone Asset an aggregate of 20,571 shares of the Company’s common stock (the “Amendment Shares”), which did not include the shares of common stock underlying the Cantone Warrants. Pursuant to the Amendment, the Company was required to obtain shareholder approval by September 15, 2010. As previously stated the Company was unable to hold a meeting by such date due to the SEC’s review of the periodic reports that were required to be mailed with the corresponding proxy statement. Accordingly, the Company sought and obtained Cantone Asset’s agreement to instead hold the shareholder meeting by November 15, 2010; in exchange for which, we agreed to increase the cash fee owed to Cantone Asset by 25% and instead of paying the amount owed in cash we agreed to issue them 25,714 Amendment Shares (the “Extension”), which would be full and complete payment of all fees owed to Cantone Asset under the Agreement and the Amendment. Pursuant to the Extension, Cantone Asset also agreed to waive any defaults related to the Company’s failure to hold the shareholder meeting by September 15, 2010. The shareholders approved all of the shares underlying the Debt Exchange Agreement at the December 3, 2010 meeting and the NYSE Amex approved the shares on January 3, 2011. The 25,714 amendment shares were issued on January 12, 2011, which represents full and complete payment of all fees owed to Cantone Asset under the Agreement and the Amendment.

NOTE 9 — EMPLOYMENT CONTRACT TERMINATION LIABILITY

In October 2008, the Company’s former chief executive officer agreed to retire from his employment with the Company. The Company negotiated a settlement of its employment contract with the former chief executive officer under which he received $150,000 upon the effective date of the agreement, including $25,000 for reimbursement of his legal expenses. In addition the Company agreed to pay $540,000 in monthly installments of $18,000, commencing January 31, 2009, to continue certain insurance coverage, and to extend the term of options previously granted which would have expired shortly after termination of employment. Pursuant to FASB ASC 420-10, the Company recorded a liability of approximately $517,000 for the present value of the monthly installments and insurance coverage’s due under the settlement agreement. Approximately $0 and $85,000 are included in accrued salaries and wages in the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011 and 2010, the Company paid approximately $150,831 and $282,700, respectively, under this arrangement to the Company’s former CEO.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and manufacturing space under an operating lease agreement that expired on September 1, 2011. The lease required monthly lease payments of $6,944. Since September 2011, we are on a month-to-month lease basis.

Rent expense under non-cancelable leases was approximately $55,000 and $90,000, and $28,000 and $0 under cancelable leases, for the year ended December 31, 2011and 2010, respectively.

Litigation

AcuVector Group

On February 22, 2002, AcuVector Group, Inc. (“AcuVector”) filed a statement of claim in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton relating to the Company’s CIT technology acquired from Dr. Chang in August 2001. The claim alleged damages of $CDN 20 million and sought injunctive relief against Dr. Chang for, among other things, breach of contract and breach of fiduciary duty, and against the Company for interference with the alleged relationship between Dr. Chang and AcuVector. The Company filed a motion to dismiss all claims and the motion was granted in favor of the Company dismissing the action on September 30, 2011. The Company also defended a companion case filed in the same court the Governors of the University of Alberta filed against the Company and Dr. Chang in August 2003. The Court approved an order to dismiss the cases. However, opposing counsel, who approved the form of order, filed an appeal on December 23, 2011. Although we intend to defend the dismissal vigorously as we believe both actions are without merit, it is possible the order will be overturned and then if either AcuVector or the University is successful in their claims, we may be liable for substantial damages, our rights to the technology will be adversely affected and our future prospects for exploiting or licensing the CIT technology will be significantly impaired.

Hudson Bay Fund

On June 11, 2010, Hudson Bay Fund, LP. (“Hudson Bay”) filed a statement of claim in the Court of Cook County, County Department, Law Division, State of Illinois relating to their participation in the Second Closing of the Note Financings. The claim alleges that a Trigger Event occurred, because the respective registration statement was not declared effective on or before June 1, 2010. As a result of the Trigger Event, the balance was immediately increased to 125% of the outstanding balance; we noted this Trigger Event and recorded same in our accompanied financial statements. Moreover, the claim alleged that an additional Trigger Event occurred because we did not cure the first Trigger Event within five trading days. As a result of this alleged Second Trigger Event, Hudson Bay alleges that the outstanding balance of the Note should be immediately increased by an additional 125%. On January 21, 2011 Hudson agreed to exchange the notes for an aggregate of 1,140,357 shares of the Company's common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of the exchange, such notes are no longer outstanding and the Company and Hudson accordingly agreed to execute and file an order dismissing the June 11, 2010 compliant, with prejudice. The dismissal order was filed on January 21, 2011.

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

As reported in the Company’s Form 8-K dated May 17, 2011, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs pursuant to which we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance (the “Settlement Amount”). On May 24, 2011 we received court approval to issue such shares pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the court approved settlement, the parties filed a Stipulation of Discontinuance of the lawsuit with the relevant court. As part of the Settlement Agreement, Alpha Capital and Whalehaven Capital retained all of the warrants the Plaintiffs received in the RDO and in the private financing we closed in March and April 2010. We are obligated to issue to Alpha Capital and Whalehaven Capital as many shares of our common stock as possible to reach the Settlement Amount that the NYSE Amex had previously approved for issuance to the Plaintiffs. On May 25, 2011, we issued an aggregate of 20,000 shares of our common stock in accordance with the Settlement Agreement; 11,320 shares to Alpha Capital and 8,680 shares to Whalehaven. Throughout the term of the note, if we no longer need NYSE Amex or shareholder approval, all shares issuable pursuant to the Settlement Agreement shall be issued. On June 23, 2011, the Company was no longer listed on NYSE Amex; and therefore, on June 29, 2011, we issued an aggregate of 820,000 of our common shares; 464,120 shares to Alpha Capital and 355,880 shares to Whalehaven Capital. In addition, and in order to account for the time it may take to receive shareholder approval to authorize sufficient additional shares that are issuable to them, the Plaintiffs agreed to accept a promissory note for the monetary value of that number of additional shares that would be required to be issued to achieve the Settlement Amount upon Court Approval based on a pre-determined formula set forth in the Notes. The notes bear 8% interest and mature four months after issuance. We maintain the right to pay the note back in cash or shares of common stock based upon a pre-determined formula set forth in the notes. Upon the occurrence of an event of default, the note will become immediately due and payable. Under the Settlement Agreement, Plaintiffs are entitled to entry of judgment in the amount of principal outstanding, if any, on the maturity date. The Settlement Agreement also contemplates the issuance of additional shares to Plaintiffs or the return of shares to us based upon variances in the market price of our common stock between the date we receive Court Approval and sixty days following the maturity date of the notes.

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

On August 19, 2011, the Company entered into a Memorandum of Understanding with Alpha Capital and Whalehaven. On August 25, 2011, a Final Settlement Agreement was reached to settle the July 19, 2011 Letter. On August 26, 2011, the Final Settlement Agreement was recorded and approved in the Court. We have since modified certain terms of the Final Settlement to impose a trading limitation on the Plaintiffs sale of our common stock and a lower ownership cap. The Plaintiffs also waived the installment payments owed to them under their notes, although we remain liable for any principal and interest outstanding on the maturity date.

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

As reported in the Company’s Form 8-K dated November 28, 2011, on November 28, 2011, we entered into separate exchange agreements with each of the 2011 Noteholders (the “November Exchange Agreements”), pursuant to which each 2011 Noteholder agreed to exchange all of its respective Initial Settlement Securities for the securities described below. Due to the occurrence of various events of defaults under the 4% Notes and triggering events under the Preferred Stock, the Company determined it was in its best interest to enter into the November Exchange Agreement (See Note 8).

Each of the 2011 Noteholders agreed separately with the Company in its respective November Note that from and after the issuance of its respective November Note until the occurrence of a Termination Event (as defined in its November Note) such 2011 Noteholder will not sell an aggregate number of Covered Shares (as defined in its November Note) (i.e. shares of Common Stock issued upon exercise of such 2011 Noteholder’s Series A Warrants and upon conversion of such Noteholder’s November Note, shares of Series B Preferred Stock and Series C Preferred Stock (if any shares of Series C Preferred Stock are issued to such Noteholder) on any trading day that exceed an agreed upon percentage of the aggregate daily trading volume of the Common Stock on such trading day (which initially range from 0.24% to 4.39% for each of the 2011 Noteholders). The initial percentage of the daily trading volume in such Noteholder’s November Note increases by 100% once the Common Stock trades for greater than or equal to $1.25 per share (adjusted for stock splits, combinations and other similar transaction), by an additional 50% once the Common Stock trades for greater than or equal to $2.50 per share (adjusted for stock splits, combinations and other similar transaction) and then no longer applies once the Common Stock trades for greater than or equal to $3.75 per share (adjusted for stock splits, combinations and other similar transaction) or another Termination Event occurs.

Although the November Notes rank senior to all of the Company’s outstanding and future debt, with a few exceptions, they rank pari passu with the notes held by the Plaintiffs. However, neither of the notes issued to the Plaintiffs may be amended, waived, extended or otherwise modified in any manner or respect without the prior written consent of the holders of the November Notes.

Upon the occurrence of a Triggering Event or Fundamental Transaction, as such terms are defined in the Series B Certificate of Designations and the Series C Certificate of Designations, each holder of shares of the November Preferred Stock has a right to force us to redeem any or all of their shares of the November Preferred Stock then held by such holder. The transactions contemplated by the November Exchange Agreements were consummated on November 28, 2011.

Ironridge

On December 8, 2011, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against us in the Superior Court of California, Los Angeles County. Ironridge claims that we breached a contract with them by allegedly discussing and then entering into transactions to settle certain of our outstanding liabilities with holders of our convertible securities during a 30-day exclusivity period, during which Ironridge claims it had the exclusive right to do so. Ironridge is seeking damages in excess of $30.0 million. We believe that the Ironridge claims are totally without merit, that Ironridge met with substantially all of the holders of such convertible notes and related securities and, in fact, did business with certain of such creditors who elected to deal with Ironridge. As such, we believe that we performed all of our obligations under such contract and intend to defend our position vigorously.

Employees

On May 16 and May 21, 2012, two former employees filed a Notice of Claim and Conference with the Labor Commissioner; State of California against us for unpaid wages accrued from February 2012 to March 2012 and accrued vacation pay. The special committee of the Board of Directors is reviewing a plan out forth by management to resolve outstanding salaries and accrued vacation. Due to the shortage of working capital, we were unable to pay premiums associated with our Directors and Officers insurance. As a consequence, on June 25, 2012, we were informed by two members of our Board of Directors of their resignation. As a result, we have only one independent Director serving on our Board at this time.

Other

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

NOTE 11 — SHARE-BASED COMPENSATION

The Company has seven share-based compensation plans under which it may grant common stock or incentive and non-qualified stock options to officers, employees, directors and independent contractors. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% - 100% of the fair market value per share on the date of grant. All options granted under the plans through December 31, 2011 had an exercise price equal to the fair market value at the date of grant. The expiration date of options granted under any of the plans may not exceed 10 years from the date of grant.

Effective June 30, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The Company can grant options for the purchase of up to 16,000 shares of the Company’s common stock under the 1999 Plan. The 1999 Plan terminated on June 30, 2009, after which grants cannot be made from the 1999 Plan. All options vest upon grant and expire five years from the date of grant. As of December 31, 2011 there are no options outstanding under the 1999 Plan.

On January 25, 2002, the board of directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The Company can grant options for the purchase of up to 8,000 shares of the Company’s common stock under the 2002 Plan. All options granted vest upon grant and expire five years from the date of grant. As of December 31, 2011, there were no options outstanding under the 2002 Plan. The Company had 1,569 options available for grant under the 2002 Plan at December 31, 2011.

On February 23, 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The Company can grant options for the purchase of up to 19,200 shares of the Company’s common stock under the 2004 Plan. The Company had 14,360 options available for grant and there are no options outstanding under the 2004 Plan.

On March 14, 2006, the board of directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The Company can grant options for the purchase of up to 40,000 shares of the Company’s common stock under the 2006 Plan. Vesting of grants under the 2006 Plan is determined at the discretion of the Compensation Committee of the board of directors. Options granted under the 2006 Plan have generally vested upon grant. As of December 31, 2011, 12,880 options at a weighted average exercise price of $62.95 per share were outstanding under the 2006 Plan. The Company had 5,720 options available for grant under the 2006 Plan at December 31, 2011.

On September 7, 2006, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The Company can grant options for the purchase of up to 60,000 shares of the Company’s common stock under the 2007 Plan. Vesting of grants under the 2007 Plan is determined at the discretion of the Compensation Committee of the board of directors. Options granted under the 2007 Plan generally vest ratably over 24 months. As of December 31, 2011, 30,000 options at a weighted average exercise price of $45.75 per share were outstanding under the 2007 Plan. The Company had 26,600 options available for grant under the 2007 Plan at December 31, 2011.

On December 3, 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the grant to employees, including executive officers, of restricted common stock, as well as cash or other share-based awards and other benefits. A maximum of 240,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of the Company’s common then outstanding or (y) 40,000. The maximum number of shares of common stock that may be subject to stock awards granted to any one participant during any single year period is 120,000. Vesting of grants under the 2010 Plan is determined at the discretion of the Compensation Committee of the board of directors. Options granted under the 2010 Plan generally vest immediately upon grant. As of December 31, 2011, 219,000 options at a weighted average exercise price of $9.75 per share were outstanding under the 2010 Plan. The Company had 16,400 options available for grant under the 2010 Plan at December 31, 2011.

Our board of directors approved the 2011 Stock Option Plan (the “2011 Plan”) via unanimous written consent on October 3, 2011 and our shareholders approved it at the November 4, 2011 Special Shareholder Meeting. The Compensation Committee or our board of directors may suspend or terminate the 2011 Plan at any time.

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

Under the 2011 Plan, an aggregate of up to 10% of the total fully diluted issued and outstanding shares of common stock may be issued and awarded, up to a maximum of not more than 20 million shares of common stock.

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

For further information about the 2011 Plan, please see the Definitive Information Statement on Schedule 14A that we filed with the SEC on October 14, 2011.

As of December 31, 2011, 13,040,000 options were granted under the 2011 Plan by the compensation committee on November 4, 2011; 10,600,000 of which were granted to our executive officers and directors, 1,640,000 of which were granted to key employees, and 800,000 of which were granted to our outside securities counsel.  All such options were granted at an exercise price equal to $0.11 per share, being the greater of $0.11 or 100% of the closing price of our common stock as at November 4, 2011.

The Company had 6,960,000 options available for grant under the 2011 Plan at December 31, 2011.

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

Under the 2011 Plan, stock options granted to directors, officers and outside counsel vest immediately upon grant and stock options granted to employees vest over a term of twelve months. Stock options granted under the 2010 Plan vest immediately upon grant.

During the years ended December 31, 2011 and 2010, the Company granted an aggregate of 13,040,000 and 223,600, respectively, of stock options to employees, directors, and outside consultants. The Company used the Black-Scholes option pricing model to value the options. The options were valued at $1,321,817 and $1,844,700 on November 4, 2011 and December 3, 2010, respectively, the date of grant. The Company used the following assumptions in valuing the options on the grant date:

	November 4, 2011	December 3, 2010
Annual dividend yield	-	-
Expected life (years)	5	5
Risk-free interest rate	0.88℅	1.59℅
Expected volatility	156℅	128℅

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. ASC 718-10 requires estimates of forfeitures of unvested options at the time of grant. Estimated forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for 2011 and 2010 was 0%, as options generally vest upon grant.

During September 2009, the Company modified various employee stock options to change the exercise price to $18.75. For the fully vested options, this modification resulted in $129,360 of expense recorded during the year ended December 31, 2009. During the year ended December 31, 2010, the Company recorded $173,758 as additional expense related to the remaining vested employee and director stock options.

Employee and director share -based compensation expense for the years ended December 31, 2011 and 2010, including expense related to the modification of options upon the retirement of our former Chief Executive Officer, as described above, was $1,102,190 and $2,018,458, respectively. Share-based compensation related to employee and director stock options under ASC 718-10 is included in selling, general and administrative expense. As of December 31, 2011, there was $138,534 of unrecognized employee stock option expense which will be amortized in subsequent periods over the vesting term.

The following is a status of all stock options outstanding at December 31, 2011 and 2010 and the changes during the years then ended:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding and exercisable, beginning of year	294,720	18.85	74,320	$46.25

Granted	13,040,000	0.11	223,600	9.75

Expired/forfeited	(32,840)	37.70	(3,200)	18.75

Outstanding and expected to vest, end of year	13,301,880	$0.43	294,720	$18.85

Vested and exercisable, end of year	11,935,213	$0.47	294,720	$18.85

There were no options exercised in 2011 or 2010. The aggregate intrinsic value of options outstanding at December 31, 2011 and 2010, considering only options with positive intrinsic values and based on the closing stock price, was $0 and $3,744,237, respectively. The weighted-average remaining contractual term of outstanding and exercisable options at December 31, 2011 and 2010 was 4.82 and 4.10 years, respectively.

Share-Based Compensation for Services

During the year ended December 31, 2011 and 2010, the Company recorded an aggregate of $490,417 and $427,410, respectively of consulting expense related to the amortization of prepaid consulting expenses.

During the year ended December 31, 2011 and 2010, the Company recorded an aggregate of $587,140 and $2,795,179 of consulting expense related to the vesting of common stock shares issued to consultants for services (see Note 13).

During the year ended December 31, 2011, the Company recorded an aggregate of $2,466,398 of consulting expense related to the fair value of common stock issuable to consultants for services in accordance with terms of the respective agreements. As of December 31, 2011, an aggregate fair value of $1,816,996 shares of common stock remains issuable when the Company has sufficient authorized shares and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011 (see Note 16).

On November 4, 2011, the Company recorded an aggregate of $81,093 related to the fair value of stock options granted to legal counsel that vest immediately on date of grant. Such stock options were accounted for as derivative liabilities due to insufficient shares upon the exercise of such options. The Company used the Black-Scholes option pricing model to compute the fair value of the stock options on date of grant. See above for details of assumptions used.

NOTE 12 — STOCK WARRANTS

The Company issues warrants pursuant to debt financings, consulting, and service agreements.

On September 10, 2009, the Company issued to a consultant, in connection with the Bridge Loan Agreement, a five-year warrant to purchase 8,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The warrant was valued at $88,000 using the Black-Scholes option pricing model with a discount rate of 2.38% and a volatility of 97.27% and recorded as a prepaid asset. During the years ended December 31, 2011 and 2010 the Company recorded amortization expense of $0 and $58,667 related to this agreement, respectively. The warrant was exercised on January 19, 2011, and the Company received gross proceeds in aggregate of $56,000 which excludes commission payments of $10,080 for net cash proceeds of $45,920. The aggregate intrinsic value of the warrants exercised was $50,345.

On November 30, 2009, in connection with the closing of the 2009 Registered Direct Offering (“RDO”) of shares of common stock and warrants, the Company issued warrants to purchase 68,417 shares of its common stock to the purchasers in that offering at an initial exercise price of $31.25 per share, subject to adjustment as provided in the warrant. In December 2010, the Company issued additional warrants pursuant to the anti-dilution provisions of the RDO warrants. Accordingly, the exercise price of such warrants was reduced to $7.00 and the number of warrants was increased by 227,901 for an aggregate total of 293,686 shares.

In connection with the First, Second, Third, and Fourth Closing of the convertible note purchase agreements effective March 22, 2010, April 8, 2010, April 13, 2010 and April 26, 2010, (see Note 8 for further information), the Company issued warrants to purchase up to 525,947 shares of the Company’s common stock at a minimum exercise price at issuance date ranging between $7.00 and $22.25 per share subject to adjustment as provided in the warrant.

In May 2010, the Company entered into separate arrangements with the former 2008 Convertible Debt holders to issue additional warrants to purchase 44,586 additional shares of the Company’s common stock (see Note 8 for further information) and a modification of the exercise price ranging from $28.25 to $41.00.

On May 27, 2010, the Company granted a four-year warrant to purchase 16,000 shares of the Company’s common stock at an exercise price of $30.75 per share to be earned over a 2 year period. The warrants were valued using the Black-Scholes option pricing model using an expected term of 4 years, volatility of 130.01%, risk free interest rate of 2.18% and a zero dividend rate. As a result of the valuation, the Company recorded $400,000 as prepaid consulting and amortized $200,002 and $116,669, as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the remaining prepaid balance to be amortized in subsequent periods was in amount of $83,329.

During the year ended December 31, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 20,000 Shares of the Company’s common stock. All warrants exercised during the year ended December 31, 2010 by St. George were at $7.00 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

During the year ended December 31, 2010, note holder of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 29,920 shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $24.50 and $24.75 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 before commission of $62,312. The aggregate intrinsic value of the warrants exercised was $486,200.

In October 2010, five holders of warrants issued in connection with the September 2008 convertible notes (see Note 8) exercised warrants to purchase an aggregate of 4,234 shares of the Company’s common stock. As a result of private negotiations during October 2010, we re-priced these warrants held by 5 of the investors to $13.00 per share. The original price of the warrants that were re-priced was $92.00, $118.50 and $67.25. The remaining unexercised warrants remain exercisable at their original exercise price as set forth above. The total gross proceeds from the exercise of warrants by the 2008 convertible note holders were $55,045. The aggregate intrinsic value of the warrants exercised was $8,468.

In October 2010, the note holder of the warrants issued in connection with the First Closing of convertible notes (see Note 8) exercised warrants to purchase 44,000 shares of the Company’s common stock. The warrants were exercised using the cashless-exercise option of the warrants.

In January 2011, two note holder of Senior Notes Series 1 and 2 exercised outstanding warrants to purchase 8,000 shares of the Company’s common stock for $56,000.

During the year ended December 31, 2011, holders of warrants issued in connection with the 2010 Convertible Debt closings exercised 735,356 of warrants using the cashless exercise provision. The Company issued 965,527 shares of its common stock in exchange for the warrants.

In January 2011, as part of the Debt Exchange agreement with the Series 1 and Series 2 Senior Notes (see Note 8), an aggregate of 157,248 warrants previously issued to the note holders, the placement agent warrants, and the Bridge Loan warrants were re-priced from the original exercise price ranging from $24.50 to $28.25 to an exercise price of $7.00. The Company revalued the warrants based on the Black-Scholes option pricing model for the difference in value of the warrants immediately before the modification and the fair value immediately after the modification. Accordingly, the Company recorded to interest expense an aggregate of $485,246 during the year ended December 31, 2011.

In January 2011, in relation to the January 2011 Notes, an aggregate of 877,332 warrants were issued to the note holders and placement agents (see Note 8) with an exercise price ranging from $16.75 to $20.44. The warrants were valued using the Binomial Lattice model. In July 2011, the warrants issued to note holders were cancelled and exchange with new warrants. The warrants were valued using the Binomial Lattice model and an aggregate of $2,109,375 was reclassified from derivative liabilities to equity during the year ended December 31, 2011. In November 2011, the July warrants issued to note holders were cancelled and exchanged with new warrants. All these warrants are adjustable due to contractual down round provisions (See Note 16). The warrants were valued using the Binomial Lattice model and an aggregate of $273,958 was reclassified from derivative liabilities to equity during the year ended December 31, 2011.

On August 1, 2011, first determination date, the exercise price for 33,582 Placement Agent warrants issued in connection with January 2011 financing was reduced to $1.25 per share.  The adjustment is effective August 15, 2011 and was made pursuant to the original contractual agreement and is calculated on the first day the securities may be resold without restriction or limitation pursuant to Rule 144. If the arithmetic average of the Weighted Average Prices for each of the ten (10) Trading Days immediately following the First Determination Date (the "First Adjustment Price") is less than the then existing Exercise Price, then on the tenth (10th) Trading Day following the First Determination Date, the Exercise Price then in effect shall be reduced (but in no event increased) to the First Adjustment Price. The warrants are accounted for as derivatives and the modification of the exercise price was captured though the binomial valuation process and recorded as a change in fair value of derivative liabilities.

On November 30, 2011, the Company received cash consideration for exercise of Series B warrants issued in connection with 2011 November Exchange (See Note 8). This transaction triggered two adjustments to the 33,582 Placement Agent warrants: the exercise price was reduced to $0.055825, and the number of the warrants was increase to 751,950.

On September 6, 2011, the exercise price for the 24,445 warrants outstanding in connection with Second and Fourth of 2010 Closings was adjusted to $0.23.  The adjustment was made pursuant to the down round provisions of the original contractual agreement and was triggered by September 6, 2011 second Pre-installment for the 2011 Exchange Notes. (See Note 8). The warrants are accounted for as derivatives and the modification of the exercise price was captured though the binomial valuation process, with the effect recorded in change in fair value for the period.

During the year ended December 31, 2011, principal and interest of the 2008 Convertible Debt was converted to equity (see Note 8). As a result of the 50% warrant coverage feature of the notes, the Company issued 10,367 warrants with an exercise price of $38.75 per share.

The following represents a summary of the warrants outstanding at December 31, 2011 and 2010 and changes during the years then ended:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding and exercisable, beginning of year	1,085,547	$18.44	415,731	$41.50

Granted	322,866,422	0.16	814,434	10.50

Expired/forfeited	(4,679,766)	8.32	(46,464)	92.00

Exercised	(751,356)	0.15	(98,154)	12.00

Outstanding and exercisable, end of year	318,520,847	$0.07	1,085,547	$18.44

The following table summarizes information about warrants outstanding at December 31, 2011:

Exercise Price	Number of Warrant Shares (1)	Weighted Average Remaining Contractual Life (Years)

$0.06 - $0.18	318,258,000	4.88
$7	166,223	2.50
$16.50	16,145	2.65
$28.25 - $30.00	14,174	3.36
$30.25 - $39.25	32,324	2.90
$40.50 - $42.75	27,087	3.62
$67.25	6,894	1.71
	318,520,847

(1)	Includes certain warrants which can be exercised for no consideration under the cashless exercise provisions as defined in the warrant agreements (see Note 8).

The outstanding warrants at December 31, 2011 and 2010 are held by consultants and other service providers, stockholders, and current and former note-holders and are immediately exercisable.

NOTE 13 — STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 25,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities as the board of directors may determine. During the year ended December 31, 2011, the Company issued 670,100 shares of preferred stock Series A which were exchanged in June 2011 with 402,411 shares of preferred stock Series B and 50,000 shares of preferred stock Series C. In accordance with relevant accounting guidance, the Series B and Series C Preferred Stock are treated as liabilities since the amount of shares of common stock convertible into is not fixed (See Note 8). As of December 31, 2011, an aggregate of 395,602 shares of preferred stock Series B and 50,000 shares of preferred stock Series C were outstanding.

On January 30, 2011 we sold our convertible promissory notes in a private placement to five accredited investors (the “2011 Noteholders”).  We closed the financing on January 31, 2011, and received approximately $7,500,000 in gross proceeds and net proceeds after transaction expenses were approximately $6,820,000.  In connection with the closing of the financing, we issued an aggregate principal amount of $8,437,500 of convertible notes, at a purchase price of $888.88 for each $1,000 of principal amount of notes, which were initially convertible into an aggregate of 562,500 shares of our common stock at an initial conversion price of $15.00 per share.  In addition, the investors also received: (i) 5 year Series A Warrants (the “Original Series A Warrants”) to purchase an aggregate of 562,500 shares of our common stock at an initial exercise price of $16.75 per share and (ii) 5 year Series B Warrants (the “Original Series B Warrants”) to purchase an aggregate of 281,250 shares of our common stock at an initial exercise price of $20.44 per share for their investment.

In May 2011 we defaulted in the performance of certain of our covenants under the January 2011 Notes.  On June 29, 2011, we entered into an exchange agreement with each of the 2011 Noteholders in order to settle our obligations to such 2011 Noteholders. Pursuant to the exchange agreement, each 2011 Noteholder exchanged their claims for note and covenant violations on July 1, 2011 (effective date), for (i) our 4% $4,950,000 aggregate amount of convertible notes (the “4% Notes”)), (ii) shares of our aggregate stated value  $6,701,000 of 4% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (iii) a five year warrant to purchase additional shares of our common stock.  On August 26, 2011, we further amended the 4% Notes to change the related installment payment dates under the 4% Notes, and additional waivers were given with respect to the automatic conversion dates under the Series A Preferred Stock.  Additionally, the maturity date of the 4% Notes was changed to December 8, 2011, and waivers were given with respect to the Series A Preferred Stock so that the final automatic conversion would occur on December 8, 2011.

Due to the occurrence of various events of defaults under the 4% Notes and triggering events under the Series A Preferred Stock as well as significant decreases in the market value of our common stock, we sought to restructure the terms of the securities issued to the 2011 Noteholders.  Accordingly, on November 28, 2011, we entered into separate exchange agreements with each of the 2011 Noteholders (the “November 2011 Exchange Agreements”), under which each 2011 Noteholders agreed to exchange all of their securities we issued to them under the June 29, 2011, exchange agreements for the Radient securities as described in Note 8.

The Series B Preferred Stock is convertible at the holders’ option. RPC may be required to redeem the Series B Preferred upon the occurrence of a trigger event, which includes RPC being in default on the November Notes. The Series B Preferred shares convert into a variable number of common shares. Therefore, RPC has concluded that liability classification is more appropriate. The stated value of $10/share is a mutually agreed upon value that represents the amount RPC owes to the preferred shareholders. Because the Series B Preferred Stock is to be classified as a liability, RPC has determined that the fair value of the liability related to the Preferred Stock should be equal to its stated value of $4,024,410 (see Note 8).

The Series C Preferred Stock has the same terms as the Series B and should be accounted in the same manner with their $500,000 stated value recorded as a liability (see Note 8).

The conversion features of both the Series B & C Preferred Stock have met all three criteria that are required for bifurcation in accordance with ASC 815-10, and as such, are treated as derivative instruments.

Common Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 5,000,000,000 shares of common stock, $0.001 par value.

The Company has funded its operations primarily through a series of Regulation S and Regulation D companion offerings (the “Offerings”), which consisted of the issuance of common stock or debt and equity securities that are convertible or exercisable into shares of our common stock.

Common Stock Issued for Services

On January 22, 2009, the Company granted B&D Consulting 16,000 shares of the Company’s common stock in exchange for services, vesting over a period of 24 months. A total of 667 and 8,000 of common stock shares were vested during the years ended December 31, 2011 and 2010, respectively. In accordance with relevant accounting guidance, the shares are valued as they are earned monthly, as such, the Company recorded general and administrative expense of $10,167 and $137,638, for the years ended December 31, 2011 and 2010, respectively related to this agreement.

On September 10, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cantone Asset Management, LLC (“Cantone Asset”) whereby Cantone Asset provided guidance and advice related to negotiating the terms of the Company’s outstanding Series 1 and Series 2 Senior Notes and continued services to assist the Company to coordinate with the holders of the Series 1 and Series 2 Senior Notes (see Note 8). We agreed to increase the cash fee owed to Cantone Asset by 25% to a total owed of $180,000, and instead of paying the amount owed in cash we agreed to issue them 25,714 shares of the Company’s common stock as full payment of the amount owed, subject to NYSE Amex approval. NYSE Amex approved the shares on January 3, 2011 and the shares were issued in January 2011. The expense of $180,000 for the consulting agreement was recorded to general and administrative expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2011.

On January 7, 2010, the Company entered into an agreement for the issuance of 4,000 shares of common stock to Boston Financial Partners for financial advisory services to be provided for the period January 1, 2010 through July 1, 2010. The shares vest ratably over the seven month period. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex Approval was received in April 8, 2010. Therefore, the shares for compensation were measured and recorded on the date the Company received NYSE Amex approval and the Company recorded prepaid consulting of $71,000 related to the agreement. The shares were earned during the year ended December 31, 2010, and the Company recorded general and administrative expense of $71,000 related to the agreement.

On January 13, 2010, the Company entered into an agreement with B&D Consulting for investor relations services through June 13, 2010. The Company granted B&D Consulting 8,000 shares of the Company’s common stock in exchange for services. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The shares were earned during the year ended December 31, 2010, and the Company recorded general and administrative expense of $108,000 related to the agreement.

On January 13, 2010, the Company entered into an agreement with Catawaba LTD (“Catawaba”) for investor relations services through September 13, 2010. The Company granted Catawaba 36,000 shares of the Company’s common stock in exchange for services which were valued at $288,000 and was recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2010, the Company amortized $288,000 related to the consulting agreement, as general and administrative expenses related to the agreement.

On February 5, 2010, the Company entered into an agreement for the issuance of 19,200 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from February 5, 2010 through February 5, 2011. The issuance of the shares was contingent upon NYSE Amex Approval. NYSE Amex approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $85,200 as prepaid consulting expenses for the initial 4,800 shares that were to be vested over three months and the remaining shares were expensed when earned. During the years ended December 31, 2011, and 2010, 373 and 18,827, respectively, shares were earned. The Company recorded general and administrative expense of $7,466 and $352,440 during the years ended December 31, 2011, and 2010, respectively, related to the agreement.

On February 9, 2010, the Company entered into an agreement for the issuance of 36,000 shares of common stock to LWP1 pursuant to a consulting agreement for financial advisory services to be provided from February 9, 2010 through November 9, 2010. The shares vested over a ten month period as follows: 18,000 on February 9, 2010 and 2,000 each month thereafter, through the vesting term. The issuance of the shares was contingent upon NYSE Amex approval. NYSE Amex Approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $319,500 as prepaid consulting expenses for the initial 18,000 shares that were to be vested over three months and the remaining shares were expensed when earned. During the year ended December 31, 2010, all 36,000 shares were earned. The Company recorded general and administrative expense of $670,333 during the year ended December 31, 2010 related to the agreement.

On February 22, 2010, the Company agreed to issue 6,429 shares of common stock to settle an unpaid invoice in the amount of $45,000 of accounts payable through the date of the agreement, subject to NYSE Amex Approval. NYSE Amex approval was received on April 8, 2010 and the Company recorded the common stock issuance of $45,000 based on stock price on such date.

On March 1, 2010, the Company entered into an agreement for the issuance of 28,800 shares of common stock to JFS Investments pursuant to a consulting agreement for financial advisory services to be provided through February 28, 2011. The issuance of the shares was contingent upon NYSE Amex approval. NYSE Amex approval was received on April 8, 2010. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period. The Company recorded $127,800 as prepaid consulting expenses for the initial 7,200 shares that were to be vested over three months and the remaining shares were expensed when earned. During the years ended December 31, 2011 and 2010, 2,960 and 25,840 respectively, shares were earned. The Company recorded general and administrative expense of $47,600 and $472,260 during the year ended December 31, 2011 and 2010, respectively, related to the agreement.

On April 13, 2010, the Company entered into an agreement with Lyons Consulting for investor relation services through October 2010. The Company granted Lyons Consulting 8,000 shares of the Company’s common stock in exchange for services. The shares were approved by the NYSE Amex US on October 15, 2010, at which time the Company valued the shares at $16.50 per share. The Company recorded general and administrative expense of $132,000 during the year ended December 31, 2010 related to the agreement.

On May 10, 2010, the Company entered into an agreement with Uptick Marketing for marketing services through August 2010. The Company granted Uptick Marketing 10,000 shares of the Company’s common stock in exchange for services. The shares were approved by the NYSE Amex US on October 15, 2010, at which time the Company valued the shares at $16.50 per share. The Company recorded general and administrative expense of $165,000 during the year ended December 31, 2010 related to the agreement.

On August 1, 2010, the Company entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through May 1, 2011. The Company granted Catawaba 8,000 shares of its common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares and were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the year ended December 31, 2011 and 2010 the Company amortized $34,667 and $43,333, respectively, related to the consulting agreement.

On August 1, 2010, the Company entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through Feb 1, 2011. The Company granted First International 8,000 shares of its common stock in exchange for services. The shares were approved by the NYSE Amex US on December 3, 2010. The shares were valued at $78,000 and recorded as prepaid consulting expense. The prepaid consulting expense was amortized to consulting expense ratably over the service period. During the years ended December 31, 2011 and 2010, the Company amortized $13,000 and $65,000, respectively, related to the consulting agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 19,200 shares of common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex approval was received on December 3, 2010. During the years ended December 31, 2011 and 2010, 11,200 and 8,000, respectively, shares were earned. The Company recorded general and administrative expense of $153,287 and $78,000 during the year ended December 31, 2011 and 2010, respectively, related to the agreement.

On August 1, 2010, the Company entered into an agreement for the issuance of 28,800 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided from August 1, 2010 through August 1, 2011. NYSE Amex approval was received on December 3, 2010. During the year ended December 31, 2011 and 2010, 16,800 and 12,000, respectively, shares were earned. The Company recorded general and administrative expense of $188,620 and $90,000, during the year ended December 31, 2011 and 2010, respectively, related to the agreement.

On June 1, 2011, as later amended on August 7, 2011, we entered into an agreement for the issuance of 72,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided through May 31, 2012. On November 21, 2011, we entered into an amendment agreement with JFS Investments for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 4,000,000 shares in exchange for their services. As of December 31, 2011, a total of 2,208,667 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $440,967 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining 1,863,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. On December 15, 2011, we issued an aggregate of 1,400,000 shares of common stock to consultant. Due to the unavailability of authorized shares, we issued the balance of 2,672,000 shares on January 6, 2012 (See Note 16 Subsequent Events).

On August 20, 2011, we entered into an agreement for the issuance of 48,000 shares of common stock to Brighton Capital (“Brighton”) pursuant to a consulting agreement for consulting services to be provided through July 15, 2011. On November 21, 2011, we entered into an amendment agreement with Brighton for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 4,000,000 shares in exchange for their services. As of December 31, 2011, a total of 2,214,667 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $520,167 as consulting expense in selling, general and administrative expenses. In accordance with the agreement and relevant accounting guidance, the remaining of 1,833,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. On December 15, 2011, we issued an aggregate of 1,448,000 shares of common stock to consultant. Due to the unavailability of authorized shares, we issued the balance of 2,600,000 shares on January 6, 2012 (See Note 16 Subsequent Events).

During the year ended December 31, 2011, we issued an aggregate of 4,800 shares of common stock to three of our directors as compensation for services provided. The total fair value of the common stock issued amounted to $31,180 based on the stock price on the date of issue.

Shares Issued in Connection with Conversion of Debt

During the year ended December 31, 2010, certain 2008 Convertible Debt holders converted their note balance and accrued interest balances of $1,709,738 into 57,575 shares of our common stock (see Note 8).

During the year ended December 31, 2010, St. George converted 100% of its note balance and accrued interest of $666,390 and $52,916, respectively into 102,758 shares of our common stock (see Note 8).

During the year ended December 31, 2010, ISP Holdings converted an aggregate of $1,862,485 of their Note balance into 148,840 shares of the Company’s common stock (see Note 8).

During the year ended December 31, 2011, certain 2008 Convertible Debt holders converted their note balance and accrued interest balances of $371,055 into 19,068 shares of our common stock (see Note 8).

During the year ended December 31, 2011, certain 2010 Convertible Debt holders converted 100% of its note balance and accrued interest of $20,212,149 into 5,742,136 shares of our common stock (see Note 8).

During the year ended December 31, 2011, certain Senior Notes holders converted their note balance and accrued interest balances of $5,571,999 into 551,367 shares of our common stock (see Note 8).

During the year ended December 31, 2011, aggregated principal and interest in the amount of $165,834 of the Bridge Loan was converted into 23,690 shares of the Company’s common stock (see Note 8).

Conversion of Securities issued pursuant to the July 2011 Exchange Agreements

During the year ended December 31, 2011, pursuant to the July 2011 Exchange Agreement, all of the holders of the Company’s Series A Preferred Stock converted a total of 670,100 shares of Series A Preferred Stock to Series A warrants. In addition, some of the July 2011 note holders have converted a total of $9,493 dividends accrued from the Series A Preferred Stock,$1,469,392 principal and $7,013 of accrued interest for an aggregate of 9,949,912 and 7,383,198 shares of common stock pursuant to such conversions, respectively.

Conversion of Securities issued pursuant to the November 2011 Exchange Agreements

During the year ended December 31, 2011, since receiving their respective Series B Preferred Stock and November Notes pursuant to each of their respective November 2011 Exchange Agreements, some of the holders have converted a total of approximately 6,839 shares of Series B Preferred Stock, $79 dividends accrued and $41,390 principal, $71 interest accrued of November Notes for an aggregate total issuance of 1,226,558 and 742,705 shares of common stock pursuant to conversions of the Series B Preferred Stock and Note, respectively An aggregate of 40,142 shares of common stock were considered constructively issued as of December 31, 2011 for two conversions of Series B Preferred Stock.

JPI Debentures Conversion

On February 2, 2011, JPI closed a $900,000 financing (the “Bridge Financing”). In connection with the closing of the Bridge Financing, JPI issued 10% Convertible Debentures to six accredited investors’ in the aggregate principal amount of $900,000 (the “JPI Debentures”). As part of the agreement, we secured the JPI Debentures with shares of our common stock in the event that JPI did not complete a reverse merger or other event, which results in its stock becoming publicly traded on a U.S. equity market within one year after the closing of the Bridge Financing (the "Going Public Deadline”).  The JPI Debentures could then be exchanged for shares of our common stock at a conversion price of $7 per share (the “RPC Conversion Price”) unless a majority of the holders of the Debentures consent in writing to an extension of the Going Public Deadline; provided, however, that the Going Public Deadline shall not be extended for more than six months in total.   If we were required to so issue our shares, the maximum dollar value of the shares to be issued is $1,000,000, plus accrued interest. The RPC Conversion Price is subject to full ratchet anti-dilution protection.

Following the closing, JPI’s board of directors determined it would be in the best interest of JPI to increase the offering, in the hopes of receiving additional funding and allowing themselves and the placement agent additional time to achieve the goals of such financing. Accordingly, the JPI Debentures were amended to extend the Going Public Deadline to September 30, 2011 and to increase the total offering of the Bridge Financing to $2,000,000 (from $1,000,000). On March 17, 2011, JPI conducted an additional closing of the Bridge Financing in the amount of $100,000 increasing the aggregate principal amount of the JPI Debentures to $1,000,000, to be used to underwrite legal and accounting expenses associated with an anticipated merger transaction and reverse merger process for JPI (“proposed transaction”).

JPI did not meet the Going Public Deadline and therefore the JPI Debentures automatically converted into shares of our common stock as of September 1, 2011 at a conversion rate of $0.25, pursuant to the adjustment terms contained in the JPI Debenture. The adjustment terms of the JPI Debenture require a full adjustment whenever we issue securities at a price less than $7, which we have since done at a price of $0.25. Due to our authorized capital limitation, we were unable to issue the shares until December 2011, after we received shareholder approval to increase our authorized capital. On or around December 23, 2011, we issued an aggregate of 4,346,333 shares of our common stock to the holders of JPI convertible debentures as per the automatic exchange provision contained therein, for conversion of the $1 million guarantee and associated interest of $86,583. Following such issuance, the JPI Debentures are fully converted.

Shares Issued in Connection with Warrant Exercises and Financing Arrangements

During the year ended December 31, 2010, St. George, a convertible debt holder, exercised outstanding warrants to purchase an aggregate of 20,000 shares of the Company’s common stock. All warrants exercised during the year ended December 31, 2010 by St. George were at $7.00 per share, the adjusted warrant exercise price pursuant to the terms of the warrants. The total net proceeds from the exercise of warrants by St. George during such period were $140,000. The aggregate intrinsic value of the warrants exercised was $16,000.

During the year ended December 31, 2010, note holders of Senior Notes Series 1 and 2, exercised outstanding warrants to purchase an aggregate of 29,920 shares of the Company’s common stock. The warrants were exercised at the contractual exercise prices between $24.50 and $27.75 per share. The total gross proceeds from the exercise of warrants by Senior Notes Series 1 and 2 note holders during such period were $740,800 before commission of approximately $62,312. The aggregate intrinsic value of the warrants exercised was $486,200.

In October 2010, five holders of warrants issued in connection with the September 2008 convertible notes (see Note 8) exercised warrants to purchase an aggregate of 4,234 shares of the Company’s common stock. The warrants were exercised at the re-priced amount of $13.00 per share . The total gross proceeds from the exercise of warrants by the 2008 convertible note holders were $55,045. The aggregate intrinsic value of the warrants exercised was $8,468.

In October 2010, ISP Holdings exercised 44,000 warrants into the same number of our common shares through a cashless exercise. All of these shares were previously approved by NYSE Amex for issuance. The aggregate intrinsic value of the warrants exercised was $0.

On September 10, 2009, the Company issued to a consultant, in connection with the Bridge Loan Agreement, a five-year warrant to purchase 8,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The warrant was exercised on January 19, 2011, and the Company received gross proceeds in aggregate of $56,000 which excludes commissions paid of $10,080 for net cash proceeds of $45,920. The aggregate intrinsic value of the warrants exercised was $50,345.

In January 2011, two note holder of Senior Notes Series 1 and 2 exercised outstanding warrants to purchase 8,000 shares of the Company’s common stock for $56,000.

During the year ended December 31, 2011, holders of warrants issued in connection with the 2010 Convertible Debt closings exercised 735,356 of warrants using the cashless exercise provision. The Company issued 965,527 shares of its common stock in exchange for the warrants.

Legal Settlement and True-Up Shares

As previously disclosed, Alpha Capital Anstalt (“Alpha Capital”) and Whalehaven Capital Fund Ltd (‘Whalehaven”, and together with Alpha Capital, collectively the "Plaintiffs") filed a complaint against us regarding the number of warrants Plaintiffs received in a registered direct offering we completed in November 2009 and the shareholder vote we obtained at our December 3, 2010 annual shareholder meeting. As later reported, on May 10, 2011, we entered into a Settlement Agreement with the Plaintiffs pursuant to which we agreed to issue that number of shares of our common stock equal in value to $10,912,055 at the time of issuance, which shares were evidenced in part by convertible promissory notes issued to the Plaintiffs. Such Settlement Agreement, as amended on May 23, 2011 (the “Original Settlement Agreement”), was approved by the United States District Court for the Southern District of New York (the “Court”) which issued an order providing that the common stock issuable under the notes were exempt securities under Section 3(a)(10) of the Securities Act of 1933, as amended. As further reported, on July 19, 2011 the Plaintiffs wrote a letter to the Court that we failed to perform our obligations under the Original Settlement Agreement, which allegations we have been disputed. Pursuant thereto, to avoid litigation, on August 25, 2011, we entered into new settlement agreement with Plaintiffs that amended and restated the Original Settlement Agreement (the “Final Settlement Agreement”), which was approved by the Court on August 26, 2011. Under the terms of the Final Settlement Agreement, we issued our 8% convertible promissory notes in the principal amount of $4,559,842.41 to Alpha Capital and $3,496,415.91 to Whalehaven (the “Notes”). (For a complete discussion of the Final Settlement Agreement and Notes, please see the Current Report on Form 8-K that we filed on August 29, 2011.)

Based on the available amount of shares the NYSE Amex previously approved for the Plaintiffs, upon Court Approval on May 24, 2011, we issued the Plaintiffs an aggregate of 20,000 shares of our common stock valued at $140,400 and issued promissory notes for an aggregate amount of $10,771,655. As a result of this agreement, we recorded legal settlement expense of $10,987,055.

Pursuant to the settlement and convertible notes agreements, in June 2011 we issued the Plaintiffs an aggregate of 820,000 shares of our common stock. On or about June 23, 2011, we advised Plaintiffs that due to the fact that each of the convertible notes held by Whalehaven and Alpha Capital are, by their stated terms, immediately convertible at the option of the holders into more than ten percent (10%) of the issued and outstanding shares of common stock of the Company, each of the Plaintiffs is an affiliate of the Company as defined in Rule 144(a) promulgated under the Securities Act. As such, any additional Settlement Shares issued to the Plaintiffs under the Settlement Agreement would have to comply with the applicable provisions of the Securities Act and specifically Rule 144 promulgated thereunder with regard to resales. Accordingly we advised plaintiffs that the additional 820,000 shares issued to Plaintiffs pursuant to Section 3(a)(10) may only be resold in compliance with Rule 144. These shares are not “restricted securities” within the meaning of Rule 144(a); they are not subject to the holding period limitations of Rule 144(d). However, they are subject to the other relevant provisions of Rule 144, including (i) the limitation of the amount of securities that may be sold by an affiliate pursuant to Rule 144(e)(1) and the manner of sale pursuant to Rule 144(f).

Additionally, we agreed to issue Plaintiffs additional Non-Restricted Shares (the “True Up Shares”) to adjust, based on the recent reductions in the closing prices of our publicly trades shares, the number of shares we previously issued to the Plaintiffs in connection with prior conversions of the notes we issued under the Original Settlement Agreement. We agreed to reserve an aggregate of 7 million shares of authorized and previously unissued Common Stock for potential issuance to the Plaintiffs for issuance upon their conversion of the Notes. We further agreed to keep a sufficient number of shares of Common Stock for purposes of enabling issuing all of the Settlement Shares pursuant to the Final Settlement Agreement and the Notes. As of December 31, 2011, we have issued a total of 3,720,000 True-Up Shares to Alpha Capital and 2,196,000 True-Up Shares to Whalehaven. As of December 31, 2011, an aggregate of 44,400,232 shares are issuable to Plaintiffs, as follow: 24,758,988 True-Up Shares to Alpha Capital and 19,641,945 True-Up Shares to Whalehaven (See Note 16 Subsequent Events).

Pursuant to the Final Settlement Agreement we were released from all liability and claims from Plaintiffs arising under the Original Settlement Agreement.

NOTE 14 — SEGMENT REPORTING

After the deconsolidation of JPI on September 29, 2009, the Company has one reportable segment, Corporate, which is comprised of the In-vitro diagnostics business.

The following table presents net revenues by geographic region for the Corporate reportable segment for the year ended December 31, 2011 and 2010:

	2011		2010
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$81,456	25.98%	$142,452	61.50%

Net revenues made outside of the U.S.	232,103	74.02%	89,210	38.50%

	$313,559	100.00%	$231,662	100.00%

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

On April 27, 2011, we entered into an agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through December 31, 2011. We granted Catawaba 30,000 shares of our common stock in exchange for services. On November 21, 2011, we entered into an amendment agreement with Catawaba Global LTD (“Catawaba”) for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 1,400,000 shares in exchange for their services. On January 6, 2012, the Company issued 1,430,000 shares of common stock, of which 1,138,333 shares were vested as of June 15, 2012. In accordance with the agreement and relevant accounting guidance, the remaining 291,667 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. As of June 15, 2012, the Company has recorded an aggregate of $476,156 as consulting expense in selling, general and administrative expenses for the vested shares.

On May 1, 2011, we entered into an agreement with First International Capital Group, LTD (“First International”) for investor relations services through December 31, 2011. We granted First International 30,000 shares of our common stock in exchange for services. On November 21, 2011, we entered into an amendment agreement with First International Capital Group, LTD (“First International”) for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 1,400,000 shares in exchange for their services. On January 6, 2012, the Company issued 1,430,000 shares of common stock, of which 1,138,333 shares were vested as of June 15, 2012. In accordance with the agreement and relevant accounting guidance, the remaining of 291,667 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. As of June 15, 2012 the Company has recorded an aggregate of $476,156 as consulting expense in selling, general and administrative expenses for the vested shares.

On June 1, 2011, we entered into an agreement for the issuance of 32,000 shares of our common stock to Garden State Securities pursuant to a consulting agreement for consulting services to be provided through December 31, 2011. On November 21, 2011, we entered into an amendment agreement with Garden State Securities for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 3,000,000 shares in exchange for their services. On January 4, 2012, the Company issued 3,032,000 of common stock, of which 2,407,000 shares were vested as of June 15, 2012. In accordance with the agreement and relevant accounting guidance, the remaining of 625,000 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. As of June 15, 2012, the Company has recorded an aggregate of $465,338 as consulting expense in selling, general and administrative expenses for the vested shares.

On June 1, 2011, as later amended on August 7, 2011, we entered into an agreement for the issuance of 72,000 shares of common stock to JFS Investments pursuant to a consulting agreement for consulting services to be provided through May 31, 2012. On November 21, 2011, we entered into an amendment agreement with JFS Investments for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 4,000,000 shares in exchange for their services. As of June 15, 2012, an aggregate of 4,072,000 shares were issued, of which 2,672,000 shares were issued on January 6, 2012, and 3,220,667 shares of common stock were vested. In accordance with the agreement and relevant accounting guidance, the remaining of 851,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. As of June 15, 2012 the Company has recorded an aggregate of $628,450 as consulting expense in selling, general and administrative expenses for the vested shares.

On August 1, 2011, we entered into an agreement for the issuance of 12,000 shares of common stock to Galileo Asset Management (“Galileo”) pursuant to a consulting agreement for consulting services to be provided through December 31, 2011. On November 21, 2011, we entered into an amendment agreement with Galileo for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 400,000 shares in exchange for their services. In January 2012, the Company issued an aggregate of 412,000 shares of common stock, of which 328,667 shares were vested as of June 15, 2012. In accordance with the agreement and relevant accounting guidance, the remaining of 83,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. As of June 15, 2012, the Company has recorded an aggregate of $67,428 as consulting expense in selling, general and administrative expenses for the vested shares.

On August 20, 2011, we entered into an agreement for the issuance of 48,000 shares of common stock to Brighton Capital (“Brighton”) pursuant to a consulting agreement for consulting services to be provided through July 15, 2011. On November 21, 2011, we entered into an amendment agreement with Brighton for investor relations services through October 31, 2012, pursuant to which we would issue them an aggregate of 4,000,000 shares in exchange for their services. As of June 15, 2012, an aggregate of 4,048,000 have been issued, of which 2,600,000 shares were issued on January 6, 2012, and 3,214,667 shares of common stock were vested. In accordance with the agreement and relevant accounting guidance, the remaining of 833,333 shares shall be expensed in monthly installments, when the shares are vested and earned in the subsequent periods. As of June 15, 2012, a total of 3,214,667 shares of common stock were earned under the terms of the contract and the Company has recorded an aggregate of $555,200 as consulting expense in selling, general and administrative expenses.

As of the date of this filing, both Alpha Capital and Whalehaven have been issued an aggregate of 44,400,233 True-up shares owed to them.

In January 2012, the Company issued 948,234 shares of common stock to St. George in connection with the conversion of the 2010 convertible debt.

In January 2012, the Company issued 10,000 shares to Cantone Asset Management for consulting services.

In May 2012, the Company issued an aggregate of 2,680,412 shares of common stock to Alpha Capital and Whalehaven for the exercise of warrants.

In June 2012, the Company issued an aggregate of 151,741,750 shares of common stock to Alpha Capital and Whalehaven for the conversion of notes.

From January 1, 2012 through June 15, 2012, the Company issued an aggregate of approximately 1.1 billion shares of common stock to the 2011 Note holders for the conversion of Notes, Preferred Stock and exercise of warrants.

We filed a Registration Statement on December 30 2011, as amended on January 26, 2012 and February 14, 2012. We seek registration of 16 million warrants issued in connection with the November 2011 Exchange Transaction (see Note 8). On February 14, 2012, the Registration Statement was declared effective.

We received a notice from the Pink OTC Markets Inc., dated August 23, 2011 notifying us that we were out of compliance with OTCQX Rules for U.S. Companies section 3.2.b, which states, in essence, that our common stock must have a minimum closing bid price of $0.10 per share at least once in every thirty consecutive trading days. If our common stock does not meet that requirement, we have 180 days to regain compliance therewith by maintaining a $0.10 closing bid price for ten consecutive trading days during such grace period. The grace period ended on February 20, 2012 and because our common stock did not meet the closing bid price requirement, our common stock was moved from the OTCQX tier of the OTC Markets to the OTCQB tier of the OTC Markets, as of February 22, 2012. The main difference between the OTCQB and OTCQX is that stocks listed on the OTCQX undergo additional quality review and have different listing standards than those on the OTCQB, although both are tiers of the OTC Markets. Our trading symbol shall remain the same.

The delisting of our common stock from the OTCQX constitutes an event of default under certain of our outstanding notes, including the 2011 Noteholders. As of June 15, 2012, such notes have a total outstanding balance of approximately $12.9 million. Under the default provisions of such notes, the holders maintain the right to accelerate the payment of the entire outstanding balance of their notes. In addition, the 2011 Noteholders have the right to demand redemption of all of their outstanding Series B and C Preferred Stock. As of June 15, 2012 , an aggregate of 338,078 and 50,000 shares of Series B and C Preferred Stock is outstanding, respectively.

We have a severe working capital shortage and are currently unable to pay our accounts payable and other obligations in the ordinary course of business. As of June 15, 2012, approximately $1.3 million of our accounts payable is overdue. Although we are actively seeking to obtain additional financing, there can be no assurance that such financing will be available or, if so, that such financing will be on terms that would be beneficial to us or our shareholders.

On March 22, 2012, one of our directors, Mr. Robert L. Rooks informed us that due to changes in his outside work schedule and commitments, he tendered his resignation as a member of our board of directors and all positions he held on our board committees, effective immediately. Mr. Rooks is not resigning due to any disagreements with us.

Between March 26, 2012 and April 3, 2012, we received an Event of Default Redemption Notice and a Notice of Redemption from four note holders. Pursuant to the Event of Default Redemption Notice, each note holder elected to redeem their respective note in full, thereby requiring immediate payment of the entire outstanding balance of their note. Failure to pay the balance by April 2, 2012, will activate the late charges of 24% per annum until the redemption price is paid in full. Pursuant to the Notice of Redemption, each note holder elected to redeem all of their respective shares of Series B Preferred Stock and Series C Preferred Stock at the current redemption price, which must be paid by April 2, 2012. Failure to pay by April 2, 2012 triggers interest payments at the rate of 2% per month for each unredeemed share until the redemption price is paid in full.

These same four note holders also asserted claims against the Company's officers and directors for breaches of fiduciary duties of care, loyalty, good faith and disclosure, self dealing and waste and spoliation of corporate assets. Pursuant thereto, the note holders asserted damages in amounts equal to at least $4.25 million or $2.25 million, respectively.

Due to the absence of any working capital, we are unable to pay the redemption prices at this time. The Company has appointed a committee of our remaining three independent directors to assess available options open to the Company to enable us to continue operations at this time.

 As previously disclosed in our recent filings, we have been experiencing severe working capital shortages. In addition, substantially all of the holders have declared defaults and demanded repayment of these obligations. Unfortunately, our attempts to raise additional funds to resolve our capital shortages and cure defaults in payment and performance of our obligations have been unsuccessful to date

As a result of our working capital deficiencies, we have recently laid off a substantial portion of our work force and are currently operating on a minimal basis with only two employees and three former employee consultants. The current focus of our operations is to ensure that our existing Onko-Sure® customers and any future customers are able to place orders and receive kits on a timely basis. We have an Onko-Sure® production continuity arrangement in place with one vendor. At the current time, the Company believes that it does not require any additional staff to perform this limited manufacturing, quality control and selling process.

In addition to our inability to pay our existing obligations, we were unable to pay our auditors and therefore had been unable to file our Annual Report on Form 10K for the year ended December 31, 2011, which was due by April 16, 2012 (extension deadline). We were also unable to file our Quarterly Report on Form 10Q for the quarter ended March 31, 2012, which was due by May 21, 2012 (extension deadline). As stated elsewhere in this Report, we received funds to file this Report and the Quarterly Report on Form 10Q for the quarter ended March 31, 2012 and are working diligently to file such report by the contractual deadline to do same.

The committee of our three independent directors continues to assess whether the Company has any other options to remain in business. Due to the shortage of working capital, we were unable to pay premiums associated with our Directors and Officers insurance. As a consequence, on June 25, 2012, we were informed by two members of our Board of Directors of their resignation. As a result, we have only one independent Director serving on our Board at this time. Although our remaining sales team continues to work towards completing pending and future sales of our Onko-Sure ® test kit, if these sales are not completed and we do not otherwise raise additional funds in the immediate future, it is likely that we will be forced to cease all operations and might seek protection from our creditors under the United States bankruptcy laws.

On May 17, 2012, we completed an agreement with the 2011 Noteholders (“May 2012 Agreement”), severally and not jointly, for the exercise of an aggregate of $150,000 worth of our Series A Common Stock Purchase Warrants at an exercise price of $0.02619 per share. The proceeds received from such Warrant exercise, shall be used solely and exclusively to enable us to keep our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, which the Securities and Exchange Commission declared effective on February 14, 2012, current and maintain compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

As a condition to the exercise of the Warrants, we agreed that following the date of the May 2012 Agreement and through and including 5:00 p.m. (EDT) on August 31, 2012, we will not file in any U.S. Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code or seek to liquidate under Chapter 7 of such Code. Additionally, each of the 2011 Noteholders, severally and not jointly, agreed to forebear from exercising any of their rights and remedies, whether at law or in equity, against us and our current and former directors and officers for a period that shall not exceed the earlier to occur of (i) August 31, 2012, or (ii) a breach by us of any of our other covenants and agreements contained in the prior agreements with the 2011 Noteholders or in the current May 2012 Agreement, including, without limitation, our commitment to file with the SEC this 2011 Form 10-K by June 30, 2012 and our March 31, 2012 Form 10-Q by July 15, 2012. The 2011 Noteholders further agreed that in the absence of a further breach of the terms of the May 2012 Agreement or any of the other agreements between us and the 2011 Noteholders, that each of the previously issued default notices shall be deemed to be withdrawn ab initio upon execution of the May 2012 Agreement.

Additionally, as part of the May 2012 Agreement and in order to provide for payment of past due legal fees, we issued to our legal counsel, Hunter Taubman Weiss LLP, a $300,000 unsecured 4% convertible note that matures on April 30, 2015, which shall (i) accrue interest at the rate of 4% per annum, (ii) be convertible into our Common Stock at a fixed conversion price of $0.01 per share, (iii) be subject to prepayment at the option of the Company, (iv) contain full ratchet and other customary anti-dilution protection, and (v) not be subject to any mandatory installment or other mandatory prepayment provisions prior to the April 30, 2015 maturity date.

If, in the near future, we are unable to complete the additional financing and satisfy the investor’s cash payment conditions, or we are unable to obtain alternative financing, we may have to seek protection from creditors under the Federal Bankruptcy Act. Our inability to pay our debts as they become due also constitutes an event of default under our senior notes and a mandatory redemption event under our redeemable Series B Preferred Stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were not effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2011, our internal control over financial reporting was not effective at the reasonable assurance level:

a)	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

b)	We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

c)	We did not maintain adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.

d)	We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements. The complexity of our operations and transactions, specifically related to the accounting and reporting of debt and equity transactions, including derivative instruments resulted in significant audit adjustments during the year ended December 31, 2011.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting (“ICFR”) identified above by refining our internal procedures, and adding staff members and / or outside professionals with appropriate levels of experience and expertise (see below).

Remediation of Material Weakness

As of December 31, 2011, there were control deficiencies which constitute material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we:

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

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2011. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources including financial resources that we do not currently have; therefore, we are unable to fully execute these plans at this time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Our Audit Committee, Board of Directors and management discussed these weaknesses and we have assigned the highest priority to their correction. In 2011, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have previously disclosed all information required to be disclosed on a Form 8-K during the fourth quarter of fiscal 2011 and therefore there is no information to include here.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers as of June 29, 2012. The size of our board is currently set at five and is divided into three classes. Under our Bylaws, at the 2011 annual stockholder meeting, the term of office of the Class I directors was to expire and the Class I directors were to be elected for a full term of three years; the term of the Class II and Class III directors are set to expire in 2011 and 2012, respectively. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

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

On August 19, 2011, the Board of Directors approved appointing Leonard M. J. Reyno, M.D. as a Class I Director, effective on August 22, 2011. Dr. Reyno replaced Minghui Jia, who resigned from the Company’s Board of Directors effective August 19, 2011.

On March 22, 2012, one of our directors, Mr. Robert L. Rooks informed us that due to changes in his outside work schedule and commitments, he tendered his resignation as a member of our board of directors and all positions he held on our board committees, effective immediately. Mr. Rooks is not resigning due to any disagreements with us.

On June 25, 2012, two of our directors, Dr. Leonard Reyno and Dr. Robert Beart, informed us of their resignation due to working capital shortages that prevented us from paying premiums associated with our Directors and Officers Insurance and the consequential cancellation of same. Neither Dr. Reyno nor Dr. Rooks resigned due to any disagreements with us.

		Year First
Name	Age	Elected	Position(s)

Douglas C. MacLellan	57	1992	Executive Chairman and Chief Executive Officer
Akio Ariura	54	2006	Chief Financial Officer and Secretary
Michael Boswell	43	2008	Director

Mr. MacLellan, in November 2008, was appointed Chairman and CEO.   He was originally appointed to the Board in 1992 and became Chairman of the Audit and Governance committees in 2001. Since November 2009 through the present, Mr. MacLellan has been a director of China Net Online Holdings, Inc., (NASDAQ:CNET), a leading Chinese media development, advertising, and communications company. Mr. MacLellan is also serving as the Chairman of Innovare Products, Inc, a privately-held consumer products company.  Mr. MacLellan is also currently President and CEO of MacLellan Group, Inc., a privately held business incubator and financial advisory firm since May 1992.  From August 2005 to May 2009, Mr. MacLellan was a member of the Board of Directors of Edgewater Foods, International, Inc.  Mr. MacLellan was, until September 2005, formally vice-chairman of the Board of Directors of AXM Pharma, Inc. (AXMP.PK) and its predecessors.  AXM is a China based bio-pharmaceutical company.  From January 1996 through August 1996, Mr. MacLellan was also the Vice-Chairman of Asia American Telecommunications (Metromedia China Corporation), a majority owned subsidiary of Metromedia International Group, Inc.  From November 1996 until March 1998, Mr. MacLellan was co-Chairman and investment committee member of the Strategic East European Fund.  From November 1995 until March 1998, Mr. MacLellan was President, Chief Executive Officer and a director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets.  Mr. MacLellan is a former member of the Board of Directors and co-founder of FirstCom Corporation, an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America, Inc. in August 2000.  From 1993 to 1995, Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a U.S. based merchant bank, which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries.  Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

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

Mr. Boswell was elected to the Board in 2008. Mr. Boswell is currently Chairman of the Audit Committee. Mr. Boswell is President, COO and Chief Compliance Officer for TriPoint Global Equities, LLC, a FINRA member firm that maintains, specialty practices in institutional private placements, mergers and acquisitions and corporate finance. He provides high-level financial services to start-up businesses and small-to-mid-sized companies including holding executive and CFO positions with client companies. Mr. Boswell is also Managing Director of TriPoint Capital Advisors, LLC a merchant bank and financial advisory affiliate of TriPoint Global. With TriPoint Capital Advisors he has assisted numerous companies by providing high-level advice regarding corporate finance, corporate structure, corporate governance, mergers and acquisitions, SOX 404 compliance, implications of various SEC rules and FASB Emerging Issues Task Forces issues as they relate to private placements, SEC reporting and disclosure requirements, employee option programs, and the overall reverse merger process. Prior to the founding of TriPoint Global, Mr. Boswell had a number of executive positions focusing on business development and management consulting. He also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. Mr. Boswell earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland; he holds the Series 24, 62, 63, 82 and 99 licenses.

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

Board of Directors Meetings

During the fiscal year ended December 31, 2011, there were twelve meetings of the Board as well as numerous actions taken with the unanimous written consent of the directors.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during 2011 all Section 16(a) filing requirements applicable to our officers, directors and persons who own more than 10% of our outstanding shares of common stock were complied with.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: www.radient-pharma.com.

Audit Committee and Financial Expert

We previously had an Audit Committee, which consisted of Mr. Boswell, Dr. Beart, and Mr. Rooks, each of whom was deemed independent within the meaning of the rules of the OTC Market and the enhanced independence requirements for audit committee members under Exchange Act Rule 10A-3. The Audit Committee met six times in 2011. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of this Committee were to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our consolidated financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by Radient regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to Radient by the independent accountants who audit its consolidated financial statements. At each meeting, Committee members may meet privately with representatives of our independent accountants and with Radient’s Chief Financial Officer.

On March 22, 2012 and June 25, 2012, Mr. Rooks and Dr. Beart, respectively resigned as members of our Board and from their positions as members of our Audit Committee. Following Mr. Rooks and Dr. Beart’s resignation, our Audit Committee consists solely of Mr. Boswell.

Mr. Boswell is our Audit Committee financial expert, as that term is defined in Item 407 of Regulation 5-K. Mr. Boswell’s qualifications as an Audit Committee financial expert are described in his biography above. As of the date of this Report, Mr. Boswell is not independent. (See “Director Independence” below)

A current copy of our Audit Committee’s amended and restated charter is available upon request.

Item 11. Executive Compensation

The following table sets forth all compensation received during the two years ended December 31, 2011 by our Chief Executive Officer and Chief Financial Officer. Upon Mr. MacLellan’s appointment in October 2008, we agreed to pay him an annual base salary of $360,000, to be paid in equal monthly installments, and he is also entitled to certain bonuses subject to our Compensation Committee’s recommendation and approval.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas MacLellan, President, CEO, & Chairman	2011	$345,000	$-	$-	$506,832	$-	$-	$-	$851,832
Douglas MacLellan, President, CEO, & Chairman	2010	$360,000	$238,000	$-	$894,860	$-	$-	$-	$1,492,860
Akio Ariura, CFO	2011	$300,000	$-	$-	$385,192	$-	$-	$-	$685,192
Akio Ariura, CFO	2010	$300,000	$144,000	$-	$676,240	$-	$-	$-	$1,120,240

(1)	Represents the fair value of the options issued during 2010 and 2011.

Employment Agreements

On November 4, 2008 Douglas C. MacLellan was appointed as our President and Chief Executive Officer.  Mr. MacLellan does not have an employment agreement and is compensated at a base salary of $30,000 per month and he participates in the Company’s health insurance and other benefits available to executive officers.  During the year ended December 31, 2010, Mr. MacLellan did not earned a bonus.

As a result of severe working capital shortages, during the period November 2011 through June 30, 2012, Mr. MacLellan did not receive a base salary while remaining as Chief Executive Officer. Mr. Akio Ariura’s compensation was a base salary of $25,000 per month. Mr. Ariura received $8,000 for the same period while remaining as the Chief Financial Officer. Due to working capital shortages, health insurance was terminated.

No employment agreement is in effect.

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Douglas MacLellan	3,600	-	-	$18.75	5/31/2012
	8,000	-	-	$18.75	3/3/2013
	100,000	-	-	$9.75	12/2/2015
	5,000,000			$0.11	11/4/2016

Akio Ariura	2,000	-	-	$18.75	5/31/2012
	2,000	-	-	$18.75	3/3/2013
	80,000	-	-	$9.75	12/2/2015
	3,800,000			$0.11	11/4/2016

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)
Douglas MacLellan	-	$-	-	$-
Akio Ariura	-	$-	-	$-

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

A maximum of 240,000 shares of common stock may be issued and awarded under the 2010 Plan; however, as of January 1 of each year, commencing with the year 2011 and ending with the year 2013, the aggregate number of shares available for granting awards under the 2010 Plan shall automatically increase by a number of shares equal to the lesser of (x) 5% of the total number of shares of our common then outstanding or (y) 40,000. The maximum number of shares of common stock that may be subject to stock awards granted to any one participant during any single year period is 120,000.  As of December 31, 2010, 223,600 options were granted under the 2010 Plan.

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

2011 Stock Option Plan

Our Board of Directors unanimously approved the 2011 Stock Option Plan (the “2011 Plan”) via unanimous written consent on October 3, 2011 and our shareholders approved it at the November 4, 2011 Special Shareholder Meeting. The Compensation Committee or our Board of Directors may suspend or terminate the 2011 Plan at any time.

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

Under the 2011 Plan, an aggregate of up to 10% of the total fully diluted issued and outstanding shares of common stock may be issued and awarded, up to a maximum of not more than 20 million shares of common stock.

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

For further information about the 2011 Plan, please see the Definitive Information Statement on Schedule 14A that we filed with the SEC on October 14, 2011.

As of December 31, 2011, 13,040,000 options were granted under the 2011 Plan by the compensation committee on November 4, 2011; 10,600,000 of which were granted to our executive officers and directors, 1,640,000 of which were granted to key employees, and 800,000 of which were granted to our outside securities counsel.  All such options were granted at an exercise price equal to $0.11 per share, being the greater of $0.11 or 100% of the closing price of our common stock as at November 4, 2011.

Director Compensation

The following table contains information regarding the compensation of our directors for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Boswell (3)	$104,000	$-	$81,093	$-	$-	$-	$185,093
Robert M. Beart, MD (4)	$1,750	$15,200	$40,547	$-	$-	$-	$57,497
Dr. Robert Rooks(5)	$1,393	$15,200	$40,547	$-	$-	$-	$57,497
Dr. Leonard M. Reyno (6)	$12,000	$780	$20,273	$-	$-	$-	$33,053

(1)	Represents the fair value of the common stock issued in 2011.

(2)	Represents the fair value of the common stock options granted in 2011.

(3)	Mr. Boswell was elected to the Board in 2008. Currently his compensation is $10,000 monthly.

(4)	When the Board appointed Dr. Beart to serve on our Board, they approved issuing him 1,600 shares of our common stock and to pay Dr. Beart the same compensation paid to our other independent directors, which is $1,500 for each in person meeting and $500 for each telephonic meeting he attends. The shares of common stock were issued in May 2011.

(5)	When the Board appointed Mr. Rooks to serve on our Board, they approved issuing him 1,600 shares of our common stock and to pay Mr. Rooks the same compensation paid to our other independent directors, which is $1,500 for each in person meeting and $500 for each telephonic meeting he attends. The shares of common stock were issued in May 2011. Mr. Rooks resigned on March 22, 2012.

(6)	When the Board appointed Mr. Reyno to serve on our Board, they approved issuing him 1,600 shares of our common stock and to pay Mr. Reyno $3,000 monthly. The shares of common stock were issued in August 2011.

We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to us. This is permitted by our Certificate of Incorporation and our Bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c )
Equity Compensation plans approved by security holders	17,317,880	0.40	7,064,649
Equity Compensation plans not approved by security holders	-	-	-
Total	17,317,880	0.40	7,064,649

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our shares of Common Stock as of June 29, 2012 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

Name and Address (1)	Number of Shares		Percentage Owned (2)

Douglas C. MacLellan	5,108,003	(3)	*
Akio Ariura	3,882,000	(4)	*
Michael Boswell
400 Professional Drive
Suite 310
Gaithersburg, MD 20879	809,600	(5)	*

All Directors and Officers as a group (6 persons)	9,779,603		*	%

*	denotes ownership that does not exceed one percent.

(1)	Unless otherwise indicated, address is 2492 Walnut Avenue, Suite 100, Tustin, California, 92780.

(2)	In accordance with SEC rules, beneficial ownership includes sole or shared voting or investment power with respect to securities and includes the shares issuable pursuant to convertible securities that are exercisable within 60 days of the determination date, which in the case of the following table is June 15, 2012. Shares issuable pursuant to convertible securities are deemed outstanding for computing the percentage of the person holding such securities but are not outstanding for computing the percentage of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities and a person may be deemed a beneficial owner of securities to which such person has no economic interest. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

(3)	Includes, 8,000 shares of common stock issuable upon the exercise of options at $18.75 per share, 100,000 shares of common stock issuable upon the exercise of options at $9.75 per share, and 5,000,000 shares of common stock issuable upon the exercise of options at $0.11 per share.

(4)	Includes 2,000 shares of common stock issuable on exercise of options at $18.75 per share, 80,000 shares of common stock issuable upon the exercise of options at $9.75 per share, and 3,800,000 shares of common stock issuable upon the exercise of options at $0.11 per share.

(5)	Includes 8,000 shares of common stock issuable upon the exercise of options at $9.75 per share, 800,000 shares of common stock issuable upon the exercise of options at $0.11 per share, and 1,600 shares of common stock granted in August 2009.

ITEM 13. Certain Transactions With Related Persons, Promoters And Certain Control Persons

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction during the last fiscal year involving an amount exceeding $120,000 and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

During the year ended December 31, 2010, Minghui Jia, a member of our board of directors, paid for certain JPI related expenses, totaling approximately $120,000, for which we reimbursed him.

Review, Approval and Ratification of Related Party Transactions

In September 2008, our board approved the Related Party Transaction Policy and Procedures. Pursuant thereto, it is our policy to discourage interested transactions with related parties unless they are determined to be in our best interests and they have been approved in accordance with the terms and conditions of the Policy. Accordingly, except as otherwise provided in the Policy, all Interested Transactions with Related Parties (as those terms are defined in the Policy) require prior approval of (a) our Board of Directors, President and CEO (acting in each case by a majority of the directors then in office who have no interest in a proposed Interested Transaction) or (b) the Board of Directors (acting as above) and a committee of not less than two Independent Directors appointed by the Board of Directors who have no interest in the proposed Interested Transaction being considered, in each case. Under the Policy, the Board of Directors and either the President and CEO shall review the material facts of all Interested Transactions that require approval in accordance with the Policy and either approve or disapprove of the entry into the Interested Transaction, subject to certain pre-approved transactions (i.e. executive officer or director compensation specifically approved by our CEO and/or Compensation Committee, awards granted pursuant to a shareholder approved stock option plan) that are included in the Policy. In determining whether to approve an Interested Transaction, the Board of Directors, the President and CEO, as applicable, will take into account, among other factors each deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction.

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

Director Independence

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Board will consist of independent directors. Although we are no longer listed on the NYSE Amex, we still use their definition of “independent” to determine if a director is independent, along with other applicable independence standards under SEC guidelines, as determined by the Board. The Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board. Based on the report and recommendation of the Corporate Governance Committee, as of December 31, 2011 the Board has determined that each of the non-employee directors — Dr. Beart, Dr. Rooks, Mr. Boswell, and Dr. Reyno — satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth  by the NYSE Amex and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships) with Radient, other than as a director and shareholder.

The Board considered all relevant facts and circumstances in making its determinations, including the following:

•	No non-employee director receives any direct compensation from Radient other than under the director compensation program described in this proxy statement.

•	No immediate family member (within the meaning of the Amex listing standards) of any non-employee director is an employee of Radient or otherwise receives direct compensation from Radient.

•	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by Radient’s independent accountants.

•	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from Radient.

•	No Radient executive officer is on the compensation committee of the board of directors of a company that employs any of our non-employee directors (or any of their respective immediate family members) as an executive officer.

•	No non-employee director (or any of their respective immediate family members) is indebted to Radient, nor is Radient indebted to any non-employee director (or any of their respective immediate family members).

•	No non-employee director serves as an executive officer of a charitable or other tax-exempt organization that received contributions from Radient.

Due to our financial situation we are in arrears to Michael Boswell for director fee and we are currently negotiating a potential advisory agreement with Mr. Boswell. As a result of the foregoing the board has determined that Mr. Boswell is no longer an “independent” director.

Non-management members of the Board of Directors conduct at least one regularly-scheduled meeting per year without members of management being present. Mr. Boswell serves as the presiding director of such meetings. Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended December 31, 2011 and 2010 were as follows:

Services Provided	2011	2010
Audit Fees	$417,000	$385,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$417,000	$385,000

Audit Fees. The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audits of our consolidated financial statements and reviews of our interim consolidated financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended December 31, 2011 and 2010 for the audit or review of our consolidated financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended December 31, 2011 and 2010 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. The aggregate fees billed for the years ended December 31, 2011 and 2010 were for services other than the services described above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2) All other schedules have been omitted because they are not required.(3) Exhibits:

Exhibit Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended December 31, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and Radient Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and Radient Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)
10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)
10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)
10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed)
10.46	Change in Control Severance Pay Plan. (Previously filed)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008
10.50	Note and Warrant Purchase Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.51	Form of Note (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.52	Form of Warrant (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.53	Form of Registration Rights Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.54	Commercial Lease dated August 30, 2008 for the premises at 2492 Walnut Avenue, Suite 100, Tustin, California 92780 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.55	Collaboration Agreement with Mayo Validation Support Services dated December 12, 2008 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.56	Exclusive Distribution Agreement between the Company and Grifols USA, LLC dated September 20, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.57	Distribution Agreement between the Company and Tarom Applied Technologies dated September 30, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.58	Form of Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.59	Form of Note (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.60	Form of Warrant (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.61	Form of Addendum to Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.62	Form of Exchange Agreement (Incorporated by reference from the Form 8-K filed March 16, 2010.)
10.63	Form of Waiver of Default dated February 16, 2010 (Incorporated by reference from the Form 8-K filed March 16, 2010.)
10.64	Exclusive 5-Year Collaboration Agreement with Jaiva Technologies, Inc. dated April 1, 2010, (Incorporated by reference from the Form 10-K filed May 25, 2011).

10.65	Exclusive five-year distribution agreement with Jaiva Guar Diagno New Dehli. (Incorporated by reference from the Form 10-K filed May 25, 2011).

10.66	Exclusive two-year distribution agreement with Naroo Ditech Inc. (Incorporated by reference from the Form 10-K filed May 25, 2011).

10.67	Form of Placement Agent Agreement with Jesup & Lamont dated November 30, 2009 (Incorporated by reference to the Form 8-K filed on December 2, 2009.)

10.68	Form of Warrant (Incorporated by reference to the Form 8-K/A filed on October 8, 2010).

10.69	Form of Letter Agreement (Incorporated by reference to the Form 8-K filed on September 7, 2010.)

10.70	Form of Letter Agreement (Incorporated by reference to the Form 8-K filed on October 5, 2010.)

10.71	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the 8-K filed on January 31, 2011.)

10.72	Form of Note (incorporated by reference to Exhibit 10.2 to the 8-K filed on January 31, 2011.)

10.73	Form of Warrant (incorporated by reference to Exhibit 10.3 to the 8-K filed on January 31, 2011.)

10.74	Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on January 31, 2011.)

10.75	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the 8-K filed on July 1, 2011.)

10.76	Form of Notes (incorporated by reference to Exhibit 10.2 to the 8-K filed on July 1, 2011.)

10.77	Form of Warrant (incorporated by reference to Exhibit 10.3 to the 8-K filed on July 1, 2011.)

10.78	Exchange Agreement with the 2011 Note holders dated November 28, 2011 (incorporated by reference to Exhibit 10.1 to the 8-K filed on November 29, 2011.)

10.79	Form of Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the 8-K filed on November 29, 2011.)
10.80	Form of Convertible Note (incorporated by reference to Exhibit 10.3 to the 8-K filed on November 29, 2011.)

10.81	Form of Series A Warrant (incorporated by reference to Exhibit 10.4 to the 8-K filed on November 29, 2011.)

10.82	Form of Series B Warrant (incorporated by reference to Exhibit 10.5 to the 8-K filed on November 29, 2011.)

10.83	Form of Certificate of Designations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.6 to the 8-K filed on November 29, 2011.)
10.84	Form of Convertible Debenture of JPI (incorporated by reference to Exhibit 10.1 to the 8-K filed on February 4, 2011.)

10.85	Form of Amended Convertible Debenture of JPI (incorporated by reference to Exhibit 10.83 to the S-1/A2 filed on February 14, 2012)

10.86	Form of Consulting Agreement with Catawba Global, Ltd. (incorporated by reference to Exhibit 10.84 to the S-1/A2 filed on February 14, 2012)

10.87	Form of Amendment with Catawba Global, Ltd. (incorporated by reference to Exhibit 10.85 to the S-1/A2 filed on February 14, 2012)

10.88	Form of Consulting Agreement with First International Capital Group, Ltd. (incorporated by reference to Exhibit 10.86 to the S-1/A2 filed on February 14, 2012)

10.89	Form of Amendment with First International Capital Group, Ltd. (incorporated by reference to Exhibit 10.87 to the S-1/A2 filed on February 14, 2012)

10.90	Form of Consulting Agreement with Garden State Securities Inc. (incorporated by reference to Exhibit 10.88 to the S-1/A2 filed on February 14, 2012)

10.91	Form of Amendment with Garden State Securities Inc. (incorporated by reference to Exhibit 10.89 to the S-1/A2 filed on February 14, 2012)

10.92	Form of Consulting Agreement with Galileo Asset Management SA (incorporated by reference to Exhibit 10.90 to the S-1/A2 filed on February 14, 2012)

10.93	Form of Amendment with Galileo Asset Management SA (incorporated by reference to Exhibit 10.91 to the S-1/A2 filed on February 14, 2012)

10.94	Form of Consulting Agreement with Brighton Capital Ltd. (incorporated by reference to Exhibit 10.92 to the S-1/A2 filed on February 14, 2012)

10.95	Form of Amendment with Brighton Capital Ltd. (incorporated by reference to Exhibit 10.93 to the S-1/A2 filed on February 14, 2012)

10.96	Form of Consulting Agreement with JFS Investments (incorporated by reference to Exhibit 10.94 to the S-1/A2 filed on February 14, 2012)

10.97	Form of Amendment with JFS Investments (incorporated by reference to Exhibit 10.95 to the S-1/A2 filed on February 14, 2012)

10.98	Form of Consulting Agreement with Cantone Asset Management, LLC (incorporated by reference to Exhibit 10.96 to the S-1/A2 filed on February 14, 2012)
10.99	Agreement with the 2011 Note holders dated May 17, 2012 (incorporated by reference to Exhibit 10.1 to the 8-K filed on May 21, 2012.)
21.1	Subsidiaries of Radient Pharmaceuticals Corporation include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and Radient Diagnostics, Inc, a United States corporation.
24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on June 30, 2012.

Radient Pharmaceuticals Corporation

By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
Chief Executive Officer

POWER OF ATTORNEY

ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas C. MacLellan and Akio Ariura, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. MacLellan	President, Chief Executive Officer, and Director	June 29, 2012
DOUGLAS C. MACLELLAN	(Principal Executive Officer)

/s/ Akio Ariura	Chief Operating Officer, Chief Financial Officer	June 29, 2012
AKIO ARIURA	and Secretary (Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Boswell	Director	June 29, 2012
MICHAEL BOSWELL

Page 132 of 132