Form 10-K/A
period 2011-12-31
RADIENT PHARMACEUTICALS Corp
filed 2012-07-02
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

None.

Explanation: The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, is to disclose that in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data files required to be submitted has been extended by six days. Such files are not herewith included, and will be provided by the time allowed. No other changes have been made to the Form 10-K.

This Amendment No 1 to the From 10-K speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosure made on the original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2) All other schedules have been omitted because they are not required.(3) Exhibits:

Exhibit Number	Description:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1989.)

3.2	Bylaws of the Company. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)
3.3	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended December 31, 1998.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 8, 2006. (Incorporated by reference to the Company’s definitive Proxy Statement dated July 14, 2006.)

3.5	Specimen of Common Stock Certificate. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

3.6	Certificate of Designations. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

9.1	Voting Trust Agreement by and between Jeanne Lai and Gary L. Dreher, as Co-Trustees, and Chinese Universal Technologies Co., Ltd. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)

10.1	Amendments to License Agreement between the Company and Radient Canada, Inc., dated September 20, 1989, June 16, 1990 and July 5, 1990. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1990.)

10.2	The Company’s 1992 Stock Option Plan. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1991.)

10.3	Operating Agreement of ICD, L.L.C. (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.4	Letter Agreement between the Company and BrianaBio-Tech, Inc. and Radient Canada, Inc., dated February 7, 1995 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1993.)

10.5	The Company’s Stock Bonus Plan (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1995.)

10.6	Employment Agreement between the Company and Gary L. Dreher dated January 15, 1998 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1997.)
10.7	Salary Continuation Agreement between the Company and That T. Ngo, Ph.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.8	Salary Continuation Agreement between the Company and Thomas V. Tilton dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.9	Salary Continuation Agreement between the Company and Harry Berk dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.10	Salary Continuation Agreement between the Company and Gary L. Dreher dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.11	Agreement between the Company and William M. Thompson, M.D., dated May 21, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.12	Amendment No. 1 to Employment Agreement with That T. Ngo, Ph.D., dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.13	Agreement Relating to Salary deferral between the Company and Thomas V. Tilton dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.14	Agreement Relating to Salary deferral between the Company and Harry Berk dated July 1, 1998 (Incorporated by reference to the Company’s Report on Form 10-QSB for the period ended June 30, 1998.)

10.15	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto, dated February 17, 1999. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.16	The Company’s 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.17	Agreement Regarding Cancellation of Indebtedness between the Company and William M. Thompson, III, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.18	Agreement Regarding Cancellation of Indebtedness between the Company and Harry Berk dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.19	Agreement Regarding Cancellation of Indebtedness between the Company and Edward Arquilla, M.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)

10.20	Agreement Regarding Cancellation of Indebtedness between the Company and Thomas V. Tilton dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.21	Agreement Regarding Cancellation of Indebtedness between the Company and Donald Rounds, dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.22	Agreement Regarding Cancellation of Indebtedness between the Company and That T. Ngo, Ph.D., dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.23	Agreement Regarding Cancellation of Indebtedness between the Company and Gary L. Dreher dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.24	Agreement Regarding Cancellation of Indebtedness between the Company and Douglas C. MacLellan dated July 1, 1999 (Incorporated by reference to the Company’s Registration Statement on Form 10-SB dated October 15, 1999.)
10.25	Employment Agreement of Gary L. Dreher dated November 23, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)

10.26	Consulting Agreement with That T. Ngo dated October 1, 1999 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.27	Securities Purchase Agreement between the Company and the Purchasers listed on the Purchaser Signature Pages attached thereto dated February 9, 2000 (Incorporated by reference to the Company’s Report on Form 10-KSB for the year ended December 31, 1999.)
10.28	Securities Purchase Agreement dated as of December 14, 2000 executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.29	Secured Promissory Note dated December 14, 2000, effective December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.30	Security and Pledge Agreement dated as of December 14, 2000, executed December 19, 2000 (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.31	Voting Trust Agreement dated as of December 14, 2000, executed December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.32	Exclusive Distribution Agreement dated December 14, 2000, effective December 19, 2000. (Incorporated by reference to the Company’s Report on Form 8-K dated December 26, 2000.)
10.33	Technology Transfer Agreement effective July 30, 2001 between the Company and Lung-Ji Chang, Ph.D. (Incorporated by reference from the Company’s Report on Form 8-K dated August 31, 2001.)
10.34	Executive Management Change in Control Severance Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2001.)
10.35	The Company’s 2002 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2002.)
10.36	The Company’s 2004 Stock Option Plan. (Incorporated by reference from the Company’s Report on Form 10-KSB for the year ended December 31, 2004.)
10.37	Employment Agreement of Gary L. Dreher dated January 31, 2005. (Incorporated by reference from the Company’s Form 8-K filed February 1, 2005.)
10.38	Letter of Intent with Jade Capital Group Ltd. dated November 21, 2005. (Incorporated by reference from the Company’s Form 8-K filed November 22, 2005.)
10.39	Stock Purchase and Sale Agreement between the Company and Jade Capital Group Limited dated May 12, 2006 and First Amendment to Purchase and Sale Agreement dated June 30, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.40	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.41	Escrow Agreement between the Company and Jade Capital Group Limited (dated as of the closing on September 28, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.42	Opinion of Amaroq Capital, LLC dated May 9, 2006. (Incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2006.)
10.43	Amendment No. 1 to Escrow Agreement dated August 10, 2007. (Incorporated by reference from the Company’s Form 10-K filed
10.44	Amendment No 2 to Escrow Agreement dated March 11, 2007
10.45	Employment Agreement of Gary L. Dreher dated March 31, 2008. (Previously filed)
10.46	Change in Control Severance Pay Plan. (Previously filed)
10.47	Product License, Distribution and Manufacturing Agreement with MGI dated March 28, 2008. (Incorporated by reference from the Company’s Form 8-K filed April 2, 2008.)
10.48	2008-2009 Performance Incentive Plan (Incorporated from the Company’s Form 8-K filed January 9, 2009)
10.49	Amendment No. 3 to Escrow Agreement dated March 24, 2008
10.50	Note and Warrant Purchase Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.51	Form of Note (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.52	Form of Warrant (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.53	Form of Registration Rights Agreement dated March 22, 2010 (Incorporated by reference from the Form 8-K filed March 26, 2010.)
10.54	Commercial Lease dated August 30, 2008 for the premises at 2492 Walnut Avenue, Suite 100, Tustin, California 92780 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.55	Collaboration Agreement with Mayo Validation Support Services dated December 12, 2008 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.56	Exclusive Distribution Agreement between the Company and Grifols USA, LLC dated September 20, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)

10.57	Distribution Agreement between the Company and Tarom Applied Technologies dated September 30, 2009 (Incorporated by reference from the Form 10-K/A filed May 3, 2010)
10.58	Form of Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.59	Form of Note (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.60	Form of Warrant (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.61	Form of Addendum to Note and Warrant Purchase Agreement (Incorporated by reference from the Form 8-K filed April 13, 2010.)
10.62	Form of Exchange Agreement (Incorporated by reference from the Form 8-K filed March 16, 2010.)
10.63	Form of Waiver of Default dated February 16, 2010 (Incorporated by reference from the Form 8-K filed March 16, 2010.)
10.64	Exclusive 5-Year Collaboration Agreement with Jaiva Technologies, Inc. dated April 1, 2010, (Incorporated by reference from the Form 10-K filed May 25, 2011).

10.65	Exclusive five-year distribution agreement with Jaiva Guar Diagno New Dehli. (Incorporated by reference from the Form 10-K filed May 25, 2011).

10.66	Exclusive two-year distribution agreement with Naroo Ditech Inc. (Incorporated by reference from the Form 10-K filed May 25, 2011).

10.67	Form of Placement Agent Agreement with Jesup & Lamont dated November 30, 2009 (Incorporated by reference to the Form 8-K filed on December 2, 2009.)

10.68	Form of Warrant (Incorporated by reference to the Form 8-K/A filed on October 8, 2010).

10.69	Form of Letter Agreement (Incorporated by reference to the Form 8-K filed on September 7, 2010.)

10.70	Form of Letter Agreement (Incorporated by reference to the Form 8-K filed on October 5, 2010.)

10.71	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the 8-K filed on January 31, 2011.)

10.72	Form of Note (incorporated by reference to Exhibit 10.2 to the 8-K filed on January 31, 2011.)

10.73	Form of Warrant (incorporated by reference to Exhibit 10.3 to the 8-K filed on January 31, 2011.)

10.74	Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on January 31, 2011.)

10.75	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the 8-K filed on July 1, 2011.)

10.76	Form of Notes (incorporated by reference to Exhibit 10.2 to the 8-K filed on July 1, 2011.)

10.77	Form of Warrant (incorporated by reference to Exhibit 10.3 to the 8-K filed on July 1, 2011.)

10.78	Exchange Agreement with the 2011 Note holders dated November 28, 2011 (incorporated by reference to Exhibit 10.1 to the 8-K filed on November 29, 2011.)

10.79	Form of Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the 8-K filed on November 29, 2011.)
10.80	Form of Convertible Note (incorporated by reference to Exhibit 10.3 to the 8-K filed on November 29, 2011.)

10.81	Form of Series A Warrant (incorporated by reference to Exhibit 10.4 to the 8-K filed on November 29, 2011.)

10.82	Form of Series B Warrant (incorporated by reference to Exhibit 10.5 to the 8-K filed on November 29, 2011.)

10.83	Form of Certificate of Designations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.6 to the 8-K filed on November 29, 2011.)
10.84	Form of Convertible Debenture of JPI (incorporated by reference to Exhibit 10.1 to the 8-K filed on February 4, 2011.)

10.85	Form of Amended Convertible Debenture of JPI (incorporated by reference to Exhibit 10.83 to the S-1/A2 filed on February 14, 2012)

10.86	Form of Consulting Agreement with Catawba Global, Ltd. (incorporated by reference to Exhibit 10.84 to the S-1/A2 filed on February 14, 2012)

10.87	Form of Amendment with Catawba Global, Ltd. (incorporated by reference to Exhibit 10.85 to the S-1/A2 filed on February 14, 2012)

10.88	Form of Consulting Agreement with First International Capital Group, Ltd. (incorporated by reference to Exhibit 10.86 to the S-1/A2 filed on February 14, 2012)

10.89	Form of Amendment with First International Capital Group, Ltd. (incorporated by reference to Exhibit 10.87 to the S-1/A2 filed on February 14, 2012)

10.90	Form of Consulting Agreement with Garden State Securities Inc. (incorporated by reference to Exhibit 10.88 to the S-1/A2 filed on February 14, 2012)

10.91	Form of Amendment with Garden State Securities Inc. (incorporated by reference to Exhibit 10.89 to the S-1/A2 filed on February 14, 2012)

10.92	Form of Consulting Agreement with Galileo Asset Management SA (incorporated by reference to Exhibit 10.90 to the S-1/A2 filed on February 14, 2012)

10.93	Form of Amendment with Galileo Asset Management SA (incorporated by reference to Exhibit 10.91 to the S-1/A2 filed on February 14, 2012)

10.94	Form of Consulting Agreement with Brighton Capital Ltd. (incorporated by reference to Exhibit 10.92 to the S-1/A2 filed on February 14, 2012)

10.95	Form of Amendment with Brighton Capital Ltd. (incorporated by reference to Exhibit 10.93 to the S-1/A2 filed on February 14, 2012)

10.96	Form of Consulting Agreement with JFS Investments (incorporated by reference to Exhibit 10.94 to the S-1/A2 filed on February 14, 2012)

10.97	Form of Amendment with JFS Investments (incorporated by reference to Exhibit 10.95 to the S-1/A2 filed on February 14, 2012)

10.98	Form of Consulting Agreement with Cantone Asset Management, LLC (incorporated by reference to Exhibit 10.96 to the S-1/A2 filed on February 14, 2012)
10.99	Agreement with the 2011 Note holders dated May 17, 2012 (incorporated by reference to Exhibit 10.1 to the 8-K filed on May 21, 2012.)
21.1	Subsidiaries of Radient Pharmaceuticals Corporation include Jade Pharmaceutical Inc., a British Virgin Islands corporation, Jiangxi Jiezhong Bio-Chemical Pharmacy Company Limited, a China WFOE, Yangbian Yiqiao Bio-Chemical Pharmacy Company Limited, a China WFOE, and Radient Diagnostics, Inc, a United States corporation.
24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101	Interactive data (In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on June 30, 2012.

Radient Pharmaceuticals Corporation

By:	/s/ Douglas C. MacLellan
Douglas C. MacLellan,
Chief Executive Officer

POWER OF ATTORNEY

ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas C. MacLellan and Akio Ariura, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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