Form 10-K/A
period 2011-12-31
RADIENT PHARMACEUTICALS Corp
filed 2012-07-09
CIK 838879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

None.

Explanatory Note:

The sole purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2011, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Quarterly Report on Form 10-Q

Exhibit Number	Description:

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101	Interactive data (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California on July 9, 2012.

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

Signature	Title	Date

/s/ Douglas C. MacLellan	President, Chief Executive Officer, and Director	July 9, 2012
DOUGLAS C. MACLELLAN	(Principal Executive Officer)

/s/ Akio Ariura	Chief Operating Officer, Chief Financial Officer	July 9, 2012
AKIO ARIURA	and Secretary (Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Boswell	Director	July 9, 2012
MICHAEL BOSWELL